Form 10-Q
period 1995-09-30
METRO TEL CORP
filed 1995-11-08
CIK 65312

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 0-9040

                              METRO TEL CORP.

           DELAWARE                                11-2014231
____________________________________________________________________________
     (State of other jurisdiction of             (I.R.S.Employer
     incorporation or organization)             Identification No.)

        500 North Broadway, Suite 240, Jericho, New York  11753
                            (516) 937-3420

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes  X.     No    .

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Common Stock, $.025 par value per share - 2,004,046 shares outstanding as of November 9, 1995.
============================================================================

Metro Tel Corp.
Statement of Operations
(Unaudited, Note A)

                                          For the three months ended
                                                 September 30,
                                              1995                  1994

Net Sales                                $  923,012             $1,100,595


Cost of goods sold                          590,719                671,064

   Gross Profit                             332,293                429,531

Selling, general and administrative
   expenses                                 296,814                266,822
Research and development                     72,813                 68,552
Interest expense                                                       419
Interest income                                (306)

                                            369,321                335,793

Earnings (loss) before provision for
   income taxes                             (37,028)                93,738
Provision (credit) for income taxes         (14,800)                37,500

       Net earnings (loss)              $   (22,228)            $   56,238
==========================================================================
Earnings (loss) per common
   share (Note B)                       $      (.01)            $      .03
==========================================================================
Weighted average number of shares
   outstanding                            2,004,046              2,004,046
============================================================================

Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

ASSETS

                                           September 30,            June 30,
                                               1995                   1995

Current Assets
   Cash and cash equivalents           $  299,541               $  297,157
   Accounts receivable, net               431,592                  598,281
   Inventories                          1,515,171                1,498,562
   Prepaid expenses                        71,894                   16,141

   Total current assets                 2,318,198                2,410,141

Property and equipment - at cost
   Machinery and equipment                466,054                  450,498
   Furniture and fixtures                  88,564                   88,564
   Leasehold improvements                   8,765                    8,765

                                          563,383                  547,827
   Less accumulated depreciation          487,243                  478,708

                                           76,140                   69,119

Other assets
   Goodwill, net of accumulated
     amortization of $347,076
     on September 30, 1995 and
     $339,621 on June 30, 1995            845,624                  853,079
   Other, net                              27,660                   29,692

                                          873,284                  882,771

                                       $3,267,622               $3,362,031
==========================================================================

Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

LIABILITIES AND
STOCKHOLDERS' EQUITY

                                       September 30,            June 30,
                                           1995                  1995

Current Liabilities
   Accounts payable                    $  137,770               $  196,378
   Accrued liabilities                    171,548                  154,156
   Income taxes payable                                             30,965

    Total current liabilities             309,318                  381,499

Stockholders' Equity
   Preferred Stock, $1 par value, 200,000
      shares authorized, none issued or
      outstanding
  	Common stock, $.025 per value,
      6,000,000 shares authorized,
	     2,030,296 shares issued, 2,004,046
      shares outstanding                   50,757                   50,757
   Additional paid-in capital           2,107,173                2,107,173
   Retained earnings                      869,124                  891,352

                                        3,027,054                3,049,282

   Less 26,250 shares of treasury
      stock - at cost                     (68,750)                 (68,750)

                                        2,958,304                2,980,532

                                       $3,267,622               $3,362,031

=============================================================================

Metro Tel Corp.
Statements of Cash Flows
(Unaudited, Note A)

                                             For the three months ended
                                                    September 30,
                                               1995                 1994

Cash flows from operating activities
   Net earnings (loss)                    $    (22,228)         $   56,238
   Adjustments to reconcile net earnings
     to cash provided by operating
     activities
       Depreciation and amortization            18,022              18,917
       (Increase) decrease in operating assets
          Accounts receivable                  166,689             (45,538)
          Inventories                          (16,609)             46,465
          Prepaid expenses and other           (55,753)            (34,408)

       Increase (decrease) in operating
          liabilities
       Accounts payable                        (58,608)            (20,631)
       Accrued liabilities                      17,392             (19,335)
       Income taxes payble                     (30,965)             34,362

          Net cash provided
           by operating activities              17,940              36,170

Cash flows from investment activities
    Capital expenditures                       (15,556)             (1,932)

          Net cash used in
           investing activities                (15,556)             (1,932)

Cash flows from financing activities
    Principal payment of debt                                      (12,501)

          Net cash used in financing
           activities                                              (12,501)

          Net increase in cash and
           cash equivalents                      2,384             (21,737)
Cash and cash equivalents at beginning
    of year                                    297,157             180,653

Cash and cash equivalents at end of
    three months                          $    299,541         $   202,390
============================================================================
Supplement disclosures of cash flow
    information
   Cash paid during the period for
     Interest                             $                    $       419
     Income taxes                         $     29,540         $       489
[FN]
                             METRO TEL CORP.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995.

Note B - Earnings Per Common Share: Earnings per common share is based upon the weighted average number of shares of common stock outstanding during the year. Stock options have not been included in the calculation since their inclusion would not be materially dilutive.









                 Management's Discussion and Analysis of
               Financial Condition and Results of Operation

Liquidity and Capital Resources

     During the three month period ended September 30, 1995, cash increased by $2,384. Of the cash generated by operating activities ($17,940), $15,556 was used to purchase capital assets.

     The Company believes that the cash which it expects to generate from operations will be sufficient to meet operational needs.

Results of Operations

     Net sales decreased by $177,583 (16.1%) in the first quarter of fiscal 1996 from the same period in fiscal 1995. The decrease in sales in the current year's first quarter was mainly due to a reduction in foreign orders and a continuing reduction in sales to the Regional Bell Operating Companies (RBOCs). Prices remained constant and were not material to operations.
Sales of telephone test equipment and cutomer premise equipment decreased by $148,662 (15.9%) and $48,101 (41.0%), respectively, for the three month period of fiscal 1996 from the same period of fiscal 1995. Decreases in sales of outside plant test sets (30.6%) and installer's test sets (6.1%) offset increases in transmission test equipment (5.2%). The decrease in outside plant test sets is attibuted to the downsizing of the RBOCs while the decrease in installer's test sets is mainly due to a reduction in foreign orders. The increase in transmission test equipment was the result of increased sales to a non-RBOC company. Sales of miscellaneous products, parts and repairs increased by 31.9%.

     The Company's gross profit margin, expressed as a percentage of sales, decreased to 36.0% in the first quarter of fiscal 1996 from 39.0% for the same period of fiscal 1995. The decrease was mainly due to the lower level of sales which reduced the degree to which the Company could absorb its fixed expenses.

     Selling, general and administrative expenses increased by $29,992 (11.2%) for the first quarter of fiscal 1996 from the comparable period of fiscal 1995. The increase was mainly attributable to increased sales expenses, including the addition of a Vice President of Sales and Marketing which offset a reduction in royalty expenses due to the renegotiation of a royalty agreement.

     Research and development expenses increased by $4,261 (6.2%) due to salary increases to existing staff and associated payroll expenses.