Form 10-Q/A
period 1995-09-30
METRO TEL CORP
filed 1996-01-17
CIK 65312

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-Q

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



                         PART ll - OTHER INFORMATION

Item 7.     Exihibits and Reports on Form 8-K

   (a)      Exhibits

            27             Financial Data Schedule

   (b)      Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                 SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         METRO-TEL CORP.

Date:  November 7, 1995                  By:Venerando J. Indelicato
                                            President, Treasurer and
                                            Principal Financial and
                                            Chief Accounting Officer




                            EXHIBIT INDEX

Exhibit Number       Description                      Page

      27.            Financial Data Schedule           10