Form 10QSB
period 1995-12-31
METRO TEL CORP
filed 1996-02-12
CIK 65312

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1995

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
                            (516) 937-3420

      Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes  X.     No    .

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Common Stock, $.025 par value per share - 2,004,046 shares outstanding as of February 9, 1996.
===========================================================================
Metro Tel Corp.
Statement of Operations
(Unaudited, Note A)

                        For the six  months          For the three months
                        ended December 31            ended December 31
                            1995        1994          1995            1994

Net Sales             $ 1,950,620    $ 2,068,890    $1,027608     $  968,295


Cost of goods sold      1,217,432      1,263,433      626,713        592,369
   Gross Profit           733,188        805,457      400,895        375,926

Selling, general and
   administrative
   expenses               577,168        561,430      280,354        294,608

Research & development    141,673        144,458       68,860         75,906
Interest expense             --              754          --             335

Royalty,interest and
   other income            (7,032)        (5,600)     ( 6,726)        (5,600)

                          711,809        701,042      342,488        365,249

Earnings before
   provision for
   income taxes            21,379        104,415       58,407         10,677

Provision (credit) for
   income taxes             8,500         32,350       23,300         (5,150)

      Net Earnings     $   12,879     $   72,065   $   35,107     $   15,827
==========================================================================
Earnings  per common
   share (Note B)      $      .01     $      .04   $      .02    $      .01
==========================================================================
Weighted average number
   of shares
   outstanding           2,004,046      2,004,046    2,004,046     2,004,046
============================================================================

Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

ASSETS

                                         December 31,            June 30,
                                             1995                   1995

Current Assets
   Cash and cash equivalents           $  211,496               $  297,157
   Accounts receivable, net               578,619                  598,281
   Inventories                          1,520,226                1,498,562
   Prepaid expenses and other              40,865                   16,141

   Total current assets                 2,351,206                2,410,141

Property and equipment - at cost
   Machinery and equipment                466,488                  450,498
   Furniture and fixtures                  88,564                   88,564
   Leasehold improvements                   8,765                    8,765

                                          563,817                  547,827
   Less accumulated depreciation          495,778                  478,708

                                           68,039                   69,119

Other assets
   Goodwill, net of accumulated
     amortization of $354,530
     on December 31, 1995 and
     $339,621 on June 30, 1995            838,170                  853,079
   Other, net                              25,627                   29,692

                                          863,797                  882,771

                                       $3,283,042               $3,362,031
==========================================================================

Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

LIABILITIES AND
STOCKHOLDERS' EQUITY

                                       December 31,            June 30,
                                           1995                  1995

Current Liabilities
   Accounts payable                    $  147,948               $  196,378
   Accrued liabilities                    131,759                  154,156
   Income taxes payable                     9,924                   30,965

    Total current liabilities             289,631                  381,499

Stockholders' Equity
   Preferred stock, $1 par value,
      200,000 shares authorized,
      none issued or outstanding
  	Common stock, $.025 par value,
      6,000,000 shares authorized,
	     2,030,296 shares issued,
      2,004,046 shares outstanding         50,757                   50,757
   Additional paid-in capital           2,107,173                2,107,173
   Retained earnings                      904,231                  891,352

                                        3,062,161                3,049,282

   Less 26,250 shares of treasury
      stock - at cost                     (68,750)                 (68,750)

                                        2,993,411                2,980,532

                                       $3,283,042               $3,362,031

=============================================================================

Metro Tel Corp.
Statements of Cash Flows
(Unaudited, Note A)

                                             For the six  months ended
                                                    December 31,
                                               1995               1994

Cash flows from operating activities
   Net earnings                           $     12,879         $   72,065
   Adjustments to reconcile net earnings
     to cash provided by operating
     activities
       Depreciation and amortization            36,044             37,818
       (Increase) decrease in operating assets
          Accounts receivable                   19,662            107,609
          Inventories                          (21,664)            (9,005)
          Prepaid expenses and other           (24,724)           (22,240)

       Increase (decrease) in operating
          liabilities
       Accounts payable                        (48,430)            (3,491)
       Accrued liabilities                     (22,397)           (64,738)
       Income taxes payable                    (21,041)             4,318

          Net cash provided
           by operating activities             (69,671)           122,336

Cash flows from investing  activities
    Capital expenditures                       (15,990)            (6,795)

          Net cash used in
           investing activities                (15,990)            (6,795)

Cash flows from financing activities
    Principal payment of long term debt                           (25,000)

          Net cash used in financing
           activities                                             (25,000)

          Net (decrease) increase in cash
          and cash equivalents                  (85,661)           90,541

Cash and cash equivalents at beginning
    of year                                     297,157           180,653

Cash and cash equivalents at end of
    six  months                            $    211,496       $   271,194
============================================================================
Supplement disclosures of cash flow
    information
   Cash paid during the period for
     Interest                             $     --            $       754
     Income taxes                         $     29,540        $    25,489
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









                 Management's Discussion and Analysis of
               Financial Condition and Results of Operation

Liquidity and Capital Resources

     During the six month period ended December 31, 1995, cash decreased by $85,661. The decrease included, (i) cash used by operating activities ($69,671), resulting from a net use of $118,594 for working capital items which offset cash provided by net income of $12,879 and non-cash charges of $36,044 for depreciation and amortization, (ii) cash used to purchase capital assets ($15,990).

     The Company believes that the cash which it expects to generate from operations will be sufficient to meet operational needs.

Results of Operations

     Net sales for the six month and three month periods ended
December 31, 1995 decreased by $118,270 (5.7%), but increased by $59,313 (6.1%), respectively, from the comparable periods of fiscal 1995.
The decrease in sales for the six month period was mainly due to a reduction in foreign orders and a continuing reduction in sales to the Regional Bell Operating Companies (RBOCs). The increase in sales during the second quarter was attributable to the shipment of new products which offset a reduction in foreign and RBOC orders. Prices remained constant. Sales of telephone test equipment decreased by $217,474 (12.5%) and $68,812 (8.5%) for the six month and three month periods, respectively, of fiscal 1996 from the same periods of fiscal 1995. These decreases were attributable to the reduction in sales to RBOC companies and foreign orders. Sales of customer premise equipment increased by $126,480 (72.8%) and $174,581 (310.2%) for the six and three month periods, respectively,of fiscal 1996 from the same periods of fiscal 1995. These increases were primarily due to increased shipments of data products (CSU/DSU). Sales of spares, repairs and miscellaneous products decreased by $29,742 (19.2%) for the six month period and $46,248 (44.6%) for the three month period of fiscal 1996.

     The Company's gross profit margin, expressed as a percentage of sales, decreased to 37.6% for the first six months of fiscal 1996 from 38.9% for the same period of fiscal 1995. Gross profit for the second quarter improved to 39.0% in fiscal 1996 from 38.8% in fiscal 1995. The changes for both periods relate to the changes in sales for the same period which affect the ability of the Company to absorb its fixed expenses.

     Selling, general and administrative expenses increased by $15,738 (2.8%) for the six month period and decreased by $14,253 (4.8%) for the three month periods, respectively, of fiscal 1996 when compared to the comparable periods of fiscal 1995. For the six month period the increase was primarily attributed to increases of sales expense due to the addition of a Vice President of Sales and Marketing, which offset reductions in royalty expenses due to the renegotiating of a royalty agreement. The decrease for the three month period was mainly due to reductions in advertising, royalties and commissions which offset increases in benefits, travel expenses and professional fees.

     Research and development expenses increased by $2,785 (1.9%) and $7,046 (9.3%) for the six and three month periods, respectively, in fiscal 1996 over fiscal 1995 due to decreases in engineering supplies and hospitalization expenses.

     The provision for income taxes in the fiscal 1995 periods are lower than the statutory rates as a result of a tax refund credit.


                        PART 11 - OTHER INFORMATION

Item 7.     Exhibits and Reports on Form 8-K

    (a)     Exhibits

            27           Financial Data Schedule

    (b)     Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                          SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   METRO-TEL CORP.
Date:  February 9, 1996            By: Venerando J. Indelicato
                                       President, Treasurer and
                                       Principal Financial and
                                       Chief Accounting Officer


                             EXHIBIT INDEX

Exhibit Number           Description                   Page

     27                  Financial Data Schedule        10