Form 10QSB
period 1996-03-31
METRO TEL CORP
filed 1996-05-13
CIK 65312

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996.

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
                            (516) 937-3420

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes  X.     No    .

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Common Stock, $.025 par value per share - 2,004,046 shares outstanding as of May 13, 1996.
===========================================================================
Metro Tel Corp.
Statement of Operations
(Unaudited, Note A)

                        For the nine months          For the three months
                        ended March 31,              ended March  31,
                            1996        1995          1996            1995

Net Sales             $ 3,022,791    $ 3,153,465    $ 1,072,171   $ 1,084,575


Cost of goods sold      1,880,233      1,917,741        662,801       654,308
   Gross Profit         1,142,558      1,235,724        409,370       430,267

Selling, general and
   administrative
   expenses               858,137        866,576        280,969       305,146

Research & development    210,106        216,128         68,433        71,670
Interest expense             --              754          --             --

Royalty,interest and
   other income            (9,209)        (6,103)        (2,177)         (503)

                        1,059,034      1,077,355        347,225       376,313

Earnings before
   provision for
   income taxes            83,524        158,369          62,145       53,954

Provision for
   income taxes            33,400         53,934          24,900       21,584

      Net Earnings     $   50,124     $  104,435      $   37,245    $  32,370
============================================================================
Earnings  per common
   share (Note B)      $      .03     $      .05      $      .02    $     .02
============================================================================
Weighted average number
   of shares
   outstanding           2,004,046      2,004,046    2,004,046     2,004,046
============================================================================

Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

ASSETS

                                           March 31,             June 30,
                                             1996                   1995

Current Assets
   Cash and cash equivalents           $  333,029               $  297,157
   Accounts receivable, net               619,231                  598,281
   Inventories                          1,496,485                1,498,562
   Prepaid expenses                        34,453                   16,141

   Total current assets                 2,483,198                2,410,141

Property and equipment - at cost
   Machinery and equipment                466,488                  450,498
   Furniture and fixtures                  88,564                   88,564
   Leasehold improvements                   8,765                    8,765

                                          563,817                  547,827
   Less accumulated depreciation          504,313                  478,708

                                           59,504                   69,119

Other assets
   Goodwill, net of accumulated
     amortization of $361,984
     on March 31, 1996 and
     $339,621 on June 30, 1995            830,716                  853,079
   Other, net                              23,594                   29,692

                                          854,310                  882,771

                                       $3,397,012               $3,362,031
==========================================================================

Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

LIABILITIES AND
STOCKHOLDERS' EQUITY

                                         March 31,            June 30,
                                           1996                 1995

Current Liabilities
   Accounts payable                    $  173,926               $  196,378
   Accrued liabilities                    175,007                  154,156
   Income taxes payable                    17,423                   30,965

    Total current liabilities             366,356                  381,499

Stockholders' Equity
   Preferred stock, $1 par value,
      200,000 shares authorized,
      none issued or outstanding
  	Common stock, $.025 par value,
      6,000,000 shares authorized,
	     2,030,296 shares issued,
      2,004,046 shares outstanding         50,757                   50,757
   Additional paid-in capital           2,107,173                2,107,173
   Retained earnings                      941,476                  891,352

                                        3,099,406                3,049,282

   Less 26,250 shares of treasury
      stock - at cost                     (68,750)                 (68,750)

                                        3,030,656                2,980,532

                                       $3,397,012               $3,362,031

=============================================================================

Metro Tel Corp.
Statements of Cash Flows
(Unaudited, Note A)

                                             For the nine  months ended
                                                    March   31,
                                               1996               1995

Cash flows from operating activities
   Net earnings                           $     50,124         $  104,435
   Adjustments to reconcile net earnings
     to net cash provided by operating
     activities
       Depreciation and amortization            54,066             56,730
       (Increase) decrease in operating assets
          Accounts receivable                  (20,950)            55,094
          Inventories                            2,077            (47,231)
          Prepaid expenses and other           (18,312)           (11,373)

       Increase (decrease) in operating
          liabilities
       Accounts payable                        (22,452)            40,711
       Accrued liabilities                      20,851            (28,630)
       Income taxes payable                    (13,542)            25,899

          Net cash provided
           by operating activities              51,862            195,635

Cash flows from investing  activities
    Capital expenditures                       (15,990)           (15,767)

          Net cash used in
           investing activities                (15,990)           (15,767)

Cash flows from financing activities
    Principal payment of long term debt                           (25,000)

          Net cash used in financing
           activities                                             (25,000)

          Net increase in cash
          and cash equivalents                  35,872            154,868

Cash and cash equivalents at beginning
    of year                                     297,157           180,653

Cash and cash equivalents at end of
   nine  months                            $    333,029       $   335,521
============================================================================
Supplement disclosures of cash flow
    information
   Cash paid during the period for
     Interest                             $     --            $       754
     Income taxes                         $     46,942        $    25,489
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









                 Management's Discussion and Analysis of
               Financial Condition and Results of Operation

Liquidity and Capital Resources

     During the nine month period ended March 31, 1996, cash increased by $35,872. Of the cash generated by operating activities ($51,862), $50,124 was derived from net income and $54,066 was derived from non-cash expense for depreciation and amortization. These were offset, in part, by the use of cash primarily to support higher receivables and prepaid expenses. Cash of $15,990 was used to purchase capital assets.
The Company believes that the cash which it expects to generate from operations will be sufficient to meet operational needs.

Results of Operations

     Net sales for the nine month and three month periods ended
March 31, 1996 decreased by $130,674 (4.1%), and $12,404 (1.1%), respectively, from the comparable periods of fiscal 1995. The decrease in sales for the nine month and three month period was primarily due to a reduction in foreign sales and a continuing reduction in sales to the Regional Bell Operating Companies (RBOCs). Prices for the periods remained constant. Sales of telephone test equipment decreased by $248,140 (9.3%) and $30,666 (3.3%) for the nine and three month periods, respectively, of of fiscal 1996 from the same periods of fiscal 1995. These decreases were attributable to the reduction in sales of older products to the RBOCs, which seem to have stabilized for the third quarter. Sales of customer premise equipment increased by $191,140 (82.5%) and $64,660 (111.18%) for the nine and three month periods, respectively, of fiscal 1996 from the same periods of fiscal 1995. These increases were primarily due to increased shipments of data products (CSU/DSU) to a large long distance telephone company. Sales of spares, repairs and miscellaneous products decreased by $75,844 (30.0%) for the nine month period and $46,102 (47.2%) in the third quarter due to a foreign engineering contract which was completed during the fourth quarter of fiscal 1995.

     The Company's gross profit margin, expressed as a percentage of sales, decreased to 37.8% for the first nine months of fiscal 1996 from 39.2% for the same period of fiscal 1995. Gross profit margin for the third quarter decreased to 38.2% in fiscal 1996 from 39.7% in fiscal 1995. The change during the nine month period related primarily to the reduction of sales for the period which reduces the ability of the Company to absorb its fixed expenses. During the third quarter, the change was mainly attributable to a change in product mix whereby products with lower margins outsold products with higher margins.

     Selling, general and administrative expenses decreased by $8,439 (1.0%) and $24,177 (7.9%) for the nine and three month periods, respectively, in fiscal 1996 from fiscal 1995. The reduction in expenses for both periods was attributable primarily to a reduction in advertising and royalty expenses, due to the renegotiating of a royalty agreement.

     Research and development expenses decreased by $6,022 (2.8%) and $3,237 (4.5%) for the nine and three month periods, respectively, in fiscal 1996 over fiscal 1995 due to decreases in engineering supplies and hospitalization expenses.

     The provision for income taxes in the nine month period of fiscal 1995 (34.1%) was lower than by applying statutory rates as a result of a tax refund credit received during the second quarter. The effective rate in all other periods was approximately 40%.

                        PART 11 - OTHER INFORMATION

Item 7.     Exhibits and Reports on Form 8-K

    (a)     Exhibits

            27.           Financial Data Schedule

    (b)     Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                          SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               METRO-TEL CORP.

Date:  May 13, 1996            By: Venerando J. Indelicato
                                       President, Treasurer and
                                       Principal Financial and
                                       Chief Accounting Officer


                             EXHIBIT INDEX

Exhibit Number           Description                   Page

     27                  Financial Data Schedule        10