Form 10KSB
period 1996-06-30
METRO TEL CORP
filed 1996-09-27
CIK 65312

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to _________________.

Commission file number 0-9040

                                 METRO-TEL CORP.
     ---------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                               11-2014231
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

250 South Milpitas Boulevard, Milpitas, CA                        95035
- ------------------------------------------                     ----------
 (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:     408-946-4600

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.025 par value

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]    No [_]

           Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

           State issuer's revenues for its most recent fiscal year:  $4,228,556

           The aggregate market value as at September 15, 1996 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $1,975,000 calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System on that date. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

           The number of shares outstanding of the issuer's Common Stock as at September 15, 1996 was 2,004,046.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement relating to its 1996 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11 and 12 in Part III of this Report.

Transitional Small Business Disclosure Format   Yes [_]    No [X]

                                     PART I

ITEM 1.    BUSINESS.
- -------    ---------

General
- -------

           Metro-Tel Corp. (the "Company") was incorporated under the laws of the State of Delaware on June 30, 1963. Its executive offices have, since September 1, 1996, been located at 250 South Milpitas Boulevard, Milpitas, California 95035, and its telephone number is 408-946-4600.

           Since its inception, the Company has been engaged in the manufacture and sale of telephone test and telephone station equipment utilized by telephone and telephone interconnect companies in the installation and maintenance of telephone equipment. Through internal research and development and through acquisition, the Company has added various product lines to its telephone test and station equipment product lines.

           The downsizing of the Regional Bell Operating Companies ("RBOCs") during the past several years has reduced the number of telecom craft personnel who are potential users of the Company's test equipment and, accordingly, the Company's sales. To reduce the impact thereof, through research and development, the Company has begun introducing new products aimed at reducing its dependence on the RBOCs and is entering into new markets, principally the public utility and data industry, for its existing and new products.

           The following table sets forth the approximate net sales of each of the Company's two products lines and of its other products and services, as a group, and the percentages which such sales bear to total net sales during each of the three years ended June 30, 1996:

                            1996                1995                1994
                      ----------------    ----------------    ----------------
                      Amount       %      Amount      %       Amount       %
                      ------    ------    ------    ------    ------    ------
                                       (dollars in thousands)
 Telephone Test
   Equipment          $3,387        80%   $3,596        85%   $3,568        88%


 Customer Premise
   Equipment             606        14%      287         7%      284         7%

 Other Products and
   Services              236         6%      346         8%      212         5%
                      ------    ------    ------    ------    ------    ------
                      $4,229       100%   $4,229       100%   $4,064       100%
                      ======    ======    ======    ======    ======    ======

           TELEPHONE TEST EQUIPMENT. The Company manufactures and sells a line of telephone test equipment which includes portable test sets, which are designed for use in locating high resistance faults resulting from moisture in exchange cables and by cable splicers on exchange and toll cables for identification of cable wires and other tone testing purposes; linemen's rotary and/or touch tone testing handsets and portable line test sets for use by telephone installers, repairmen and central office personnel; hand and pole exploring coils which are used in cable fault finding; solid state conversion amplifier kits; Volt-Ohmmeter test sets; and Cable Hound(R), a portable electronic unit that locates and determines the depth of underground cable and metal pipes primarily for the telephone, utility and construction industries.

           In addition, the Company manufactures a line of transmission test equipment used in telephone company central office installations by operating companies, long distance telephone resellers and large companies who own their own networks. Among these products are digital and analog rack-mounted test systems, portable transmission test sets and remote test systems.

           CUSTOMER PREMISE EQUIPMENT. The Company manufactures and markets a line of telephone station and peripheral products, including telephone call sequencers (which answer calls on up to 12 incoming unattended lines, provide the caller with an appropriate message and place the calls in queue until answered by an attendant) and a line of digital announcers (which provide a pre-programmed message with the ability to ring through at the end of the message if so desired by the caller). This product line also includes a series of specialty telephone products, including call diverters (call forwarding devices used both by end-users and in telephone company central offices), speed dialers, specialty telephones and amplified handsets for the hearing impaired.

           In addition, the Company has begun distributing a line of Channel Service Units/Data Service Units (CSU/DSU) for the data industry. These devices are used to terminate a digital channel on a customer's premises and enable computer data to be transmitted and received at high speeds over the telephone line without the use of a modem.

           OTHER PRODUCTS AND SERVICES. In addition, the Company sells a variety of accessory products, primarily head sets and alligator clips. The Company also sells spare parts for its product lines and provides repair services for its products.

Methods of Distribution.
- ------------------------

           The Company presently sells its products through its own regional sales managers who assist the Company's national telephone equipment distributors. Sales managers are presently based in Georgia and California. In addition, the Company maintains in-house sales staffs at its facilities in Milpitas, California.

Competition
- -----------

           Competition is high with respect to each of the Company's product lines. However, as the products contained in such lines are varied and similar products contain varying features, neither the Company nor any of its competitors is a dominant factor in any product line market, except for linemen's test sets for which Dracon, a division of Harris Corporation, is dominant.

           The principal method of competition for each of the Company's products is price and product features, with service and warranty having a relatively less significant impact. The Company believes its product lines are competitively priced. Many of the Company's competitors have greater financial resources and have more extensive research and development and marketing staffs than the Company.

Raw Materials
- -------------

           The  basic  materials  used  in  the  manufacture  of  the  Company's telephone test equipment and telephone station and peripheral telephone equipment consist of electronic components. The Company utilizes many suppliers and is not dependent on any supplier. Its raw materials generally are readily available from numerous suppliers.

Patents and Trademarks
- ----------------------

           The Company has obtained a number of patents and has a number of trademarks which are used to identify its product lines. No patent or trademark is considered to be material to the Company's overall operations.

           The Company also pays royalties to third parties under arrangements permitting the Company to manufacture various items in its product lines.

Principal Customers
- -------------------

           The Company is not dependent upon any single customer. However, North Supply Company, a national distributor of telephone products, accounted for approximately 16% of the Company's net sales for each of the two years ended June 30, 1996. The Company believes that, should it for any reason lose this distributor, the Company would not be adversely impacted since these sales would be absorbed by other distributors.

Research and Development
- ------------------------

           The Company is regularly engaged in the design of new products and improvement of existing products for all of its product lines. The amount specifically allocated to research and development activities in fiscal 1996 and 1995, principally salaries, was $284,000 in both years. All research and development is Company-sponsored, except for products designed for the Company by unaffiliated third parties compensated on a royalty basis.

           The Company intends to continue its policy of reviewing potential acquisitions of new product lines, additional products for its existing product lines and the enhancement of its production and distribution capabilities. Such acquisitions could lead to the issuance of notes, use of the general working capital of the Company and/or issuance of shares of the Company's capital stock.

Compliance with Environmental and Other Governmental Laws and Regulations
- -------------------------------------------------------------------------

           Certain of the Company's customer premise equipment products that connect to public telephone networks need Federal Communications Commission (or, in the case of foreign sales, the equivalent agency in the foreign country in which they will be sold) approval prior to their sale. The Company does not believe that compliance with Federal, state and local environmental and other laws and regulations which have been adopted have had, or will have, a material effect on its capital expenditures, earnings or competitive position.

Employees
- ---------

           As at August 31, 1996, the Company had in its employ 30 persons on a full-time basis. Of these, 18 were engaged in production, 4 in engineering, 4 in sales and 4 in administration.

Foreign and Government Sales
- ----------------------------

           Export sales were approximately $283,000 and $418,000 in fiscal 1996 and 1995, respectively. Such export sales were made principally to Europe, Canada and South America. Most export sales are made primarily through distributors and agents. Foreign sales are affected by the strength of the United States dollar. Revenues from sales to the United States government (none of the contracts relating thereto being subject to renegotiation of profits or termination at the election of the government) are immaterial.

ITEM 2.    PROPERTIES.
- -------    -----------

           The Company's manufacturing operations are conducted in approximately 21,500 square feet of space in Milpitas, California (which includes warehouse and administrative facilities and which, since September 1, 1996, has also housed the Company's executive offices ) under a lease expiring on March 31, 1999. The Company believes its facilities, including machinery and equipment, are suitable and adequate for its present operations. The Company does not anticipate unusual capital expenditures due to aging, repair or replacement of machinery and equipment.

ITEM 3.    LEGAL PROCEEDINGS.
- -------    ------------------

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- ---------------------------------------------------------------

           Not applicable.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON
- -------    EQUITY AND RELATED STOCKHOLDER MATTERS.
           --------------------------------------

           The Company's Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq Stock Market-Small Cap Market under the symbol MTRO. The following table sets forth the high and low bid prices for the Company's Common Stock for each quarterly period during fiscal 1996 and fiscal 1995, as reported by Nasdaq. The quotations are without retail markups, markdowns or commissions and may not represent actual transactions.

                                          HIGH                 LOW
                                          ----                 ---
           Fiscal 1996
           -----------

           First Quarter                  1 3/8               13/16
           Second Quarter                 1 3/8                 7/8
           Third Quarter                  1 3/16                3/4
           Fourth Quarter                 1 1/4               15/16

           Fiscal 1995
           -----------

           First Quarter                  1                   3/4
           Second Quarter                 1                  11/16
           Third Quarter                  1 1/8               7/8
           Fourth Quarter                 1 1/8               7/8

           No dividends have been paid on the Company's Common Stock during either of the last two fiscal years.

           As of June 30, 1996 there were approximately 1,075 holders of record of the Company's Common Stock.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS.

           The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

Financial Condition
- -------------------

           During the year ended June 30, 1996, cash increased by $114,767. Of the cash generated by operating activities ($166,855), $124,472 was derived from net income and $72,158 was derived from non-cash expenses for depreciation and amortization. Additional cash was provided by a reduction in inventories
($85,183). A portion of such cash was used to support higher receivables ($107,822). In addition, cash of $52,088 was used to purchase capital assets. The Company has no commitments for capital expenditures, although it intends to continue to purchase capital assets in the ordinary course of operations. The Company believes that the cash which it expects to generate from operations will be sufficient to meet operational needs for fiscal 1997.

Results of Operations
- ---------------------

           Net sales in fiscal 1996 approximated net sales in fiscal 1995. Reference is made to the table on page 3 of this report for information concerning sales by product lines during the three years ended June 30, 1996. Sales of telephone test equipment decreased by $208,379 (5.8%) in fiscal 1996. This decrease was due to a reduction in sales of older outside plant test sets (8.5%) and transmission test equipment (39.2%) which are primarily sold to telephone operating companies. These decreases were offset by increases in sales of installer's test sets (13.7%) which have a wider market and include sales of a recently approved hand held test set to a Regional Bell Operating Company. Sales of customer premise equipment increased by $318,902 (111.3%) principally due to sales of CSU/DSU products to a large interexchange telephone carrier. Sales of miscellaneous products and services decreased by $112,716 (32.4%) due to the completion in fiscal 1995 of an engineering contract with a foreign firm. Prices charged by the Company for its products in fiscal 1996 remained constant although some spare parts did have price adjustments for inflation.

           The Company's gross profit margin, expressed as a percentage of sales, decreased to 37.6% in fiscal 1996 from 38.6% in fiscal 1995. This decrease is attributable to higher material costs which, due to competitive pressures, were not passed on to the Company's customers in the form of higher prices. Increases in material costs were partially offset by decreases in direct labor (6.1%) and manufacturing overhead (6.9%).

           Selling, general and administrative expenses decreased by $24,847 (2.1%) in fiscal 1996 from fiscal 1995, primarily caused by a reduction in sales expenses (6.2%) due to the renegotiation of a royalty agreement which reduced royalties. Administrative expenses increased by $3,246 (less than 1%) as increases in professional fees and payroll were offset by a reduction in the provision for bad debts, due to collection experience, and hospitalization insurance costs.

           Research and development expenses remained at approximately the same level as in fiscal 1995.

           Royalty, interest and other income increased by $3,582 (48.3%) mainly due to the sale of some fully depreciated assets.

           The provision for income taxes in fiscal 1996 was $44,000, or approximately 26.1% of pre-tax profits, compared to $69,000, or 38.3% of pre-tax profits in fiscal 1995. The lower provision for income taxes was due to the recognition of deferred tax benefits in fiscal 1996.

ITEM 7.    FINANCIAL STATEMENTS.
- -------    ---------------------

           The following financial statements of the Company are contained on the pages indicated:.
                                                                        Page

           Report of Independent Certified Public Accountants             9

           Financial Statements:

               Balance Sheets - June 30, 1996 and 1995                   10

               Statements of Income - years ended                        12
               June 30, 1996 and 1995

               Statement of Changes in Stockholders' Equity -            13
               years ended June 30, 1996 and 1995

               Statements of Cash Flows - years ended                    14
               June 30, 1996 and 1995

               Notes to Financial Statements                             15

                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
Metro Tel Corp.


We have audited the accompanying balance sheets of Metro Tel Corp. as of June 30, 1996 and 1995, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metro Tel Corp. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP


Melville, New York
August 9, 1996

                                Metro Tel Corp.

                                 BALANCE SHEETS

                                    June 30,





               ASSETS                                    1996            1995
                                                      ----------      ----------

CURRENT ASSETS
     Cash and cash equivalents                        $  411,924      $  297,157
     Trade receivables, net of
       allowance for doubtful
       accounts of $10,000 in 1996
       and $20,000 in 1995                               716,103         598,281
     Inventories                                       1,413,379       1,498,562
     Deferred income taxes                                31,000             --
     Prepaid expenses and other                           14,254          16,141
                                                      ----------      ----------
          Total current assets                         2,586,660       2,410,141


PROPERTY AND EQUIPMENT - AT COST
     Machinery and equipment                             470,433         450,498
     Furniture and fixtures                               88,414          88,564
     Leasehold improvements                                8,765           8,765
                                                      ----------      ----------
                                                         567,612         547,827

Less accumulated depreciation and
  amortization                                           477,054         478,708
                                                      ----------      ----------
                                                          90,558          69,119


OTHER ASSETS
     Goodwill, net of accumulated
       amortization of $369,438 in 1996
       and $339,621 in 1995                              823,262         853,079
     Other, net                                           21,562          29,692
                                                      ----------      ----------
                                                         844,824         882,771
                                                      ----------      ----------
                                                      $3,522,042      $3,362,031
                                                      ==========      ==========




The accompanying notes are an integral part of these statements.

                                Metro Tel Corp.

                                 BALANCE SHEETS

                                    June 30,



     LIABILITIES AND STOCKHOLDERS' EQUITY             1996              1995
                                                   ----------        ----------

CURRENT LIABILITIES
     Accounts payable                             $   209,968       $   196,378
     Accrued liabilities                              174,204           154,156
     Income taxes payable                              18,866            30,965
                                                  -----------       -----------

          Total current liabilities                   403,038           381,499

DEFERRED INCOME TAXES                                  14,000                --


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value,
       200,000 shares authorized, none
       issued or outstanding                               --                --
     Common stock, $.025 par value,
       6,000,000 shares authorized,
       2,030,296 shares issued,
       2,004,046 shares outstanding                    50,757            50,757
     Additional paid-in capital                     2,107,173         2,107,173
     Retained earnings                              1,015,824           891,352
                                                  -----------       -----------
                                                    3,173,754         3,049,282

     Less 26,250 shares of treasury
       stock - at cost                                (68,750)          (68,750)
                                                  -----------       -----------
                                                    3,105,004         2,980,532
                                                  -----------       -----------
                                                  $ 3,522,042       $ 3,362,031
                                                  ===========       ===========



The accompanying notes are an integral part of these statements.

                                Metro Tel Corp.

                              STATEMENTS OF INCOME

                              Year ended June 30,


                                                       1996            1995
                                                       ----            ----

Net sales                                         $  4,228,556    $  4,228,722
Cost of goods sold                                   2,638,168       2,597,385
                                                  ------------    ------------
     Gross profit                                    1,590,388       1,631,337
                                                  ------------    ------------

Selling, general and administrative expenses         1,149,089       1,173,936
Research and development                               283,823         284,008
Interest expense                                            --             754
Royalty, interest and other income                     (10,996)         (7,414)
                                                  ------------    ------------
                                                     1,421,916       1,451,284
                                                  ------------    ------------

     Earnings before provision for income
       taxes                                           168,472         180,053

Provision for income taxes                              44,000          69,000
                                                  ------------    ------------

     NET EARNINGS                                 $    124,472    $    111,053
                                                  ============    ============

Earnings per common share                             $    .06        $    .06
                                                      ========        ========


Weighted average number of common shares
     outstanding                                     2,004,046       2,004,046
                                                  ============    ============





The accompanying notes are an integral part of these statements.

                                Metro Tel Corp.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       Years ended June 30, 1996 and 1995


                                 Common stock
                               $.025 par value       Additional
                              ------------------      paid-in       Retained    Treasury
                              Shares      Amount      capital       earnings      stock        Total
                              ------    --------     ----------    -----------  --------      -------
Balance at June 30, 1994    2,030,296   $ 50,757     $2,107,173    $   780,299  $(68,750)   $2,869,479


Net earnings                                                           111,053                 111,053
                            ---------   --------     ----------    -----------  --------    ----------

Balance at June 30, 1995    2,030,296     50,757      2,107,173        891,352   (68,750)    2,980,532


Net earnings                                                           124,472                 124,472
                            ---------   --------     ----------    -----------  --------    ----------

Balance at June 30, 1996    2,030,296    $50,757     $2,107,173    $ 1,015,824  $(68,750)   $3,105,004
                            =========    =======     ==========    ===========  ========    ==========


The accompanying notes are an integral part of this statement.

                                Metro Tel Corp.

                            STATEMENTS OF CASH FLOWS

                              Year ended June 30,



                                                          1996           1995
                                                          ----           ----

Cash flows from operating activities
     Net earnings                                     $  124,472     $  111,053
     Adjustments to reconcile net earnings to net
       cash provided by operating activities
          Depreciation and amortization                   72,158         75,938
          Deferred income taxes                          (17,000)            --
          Gain on disposition of fixed assets             (3,562)            --
          Allowance for doubtful accounts                (10,000)            --
          (Increase) decrease in operating assets
               Trade receivables                        (107,822)       (19,418)
               Inventories                                85,183         16,188
               Prepaid expenses and other                  1,887          4,492
          Increase (decrease) in operating liabilities
               Accounts payable                           13,590        (17,961)
               Accrued liabilities                        20,048        (43,447)
               Income taxes payable                      (12,099)        30,965
                                                      ----------     ----------

         Net cash provided by operating activities       166,855        157,810
                                                      ----------     ----------

Cash flows from investing activities
     Capital expenditures                                (52,088)       (16,306)
                                                      ----------     ----------

          Net cash used in investing activities          (52,088)       (16,306)
                                                      ----------     ----------


Cash flows from financing activities
     Principal payments of debt                               --        (25,000)
                                                      ----------     ----------


          Net cash used in financing activities               --        (25,000)
                                                      ----------     ----------


          NET INCREASE IN CASH AND
               CASH EQUIVALENTS                          114,767        116,504

Cash and cash equivalents at beginning of year           297,157        180,653
                                                      ----------     ----------


Cash and cash equivalents at end of year              $  411,924     $  297,157
                                                      ==========     ==========


Supplemental disclosures of cash flow information:
     Cash paid during the year for
          Interest                                    $       --     $      754
          Income taxes                                    77,486         35,489




The accompanying notes are an integral part of these statements.

                                Metro Tel Corp.

                         NOTES TO FINANCIAL STATEMENTS

                             June 30, 1996 and 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Metro Tel Corp. (the "Company") is a Delaware corporation engaged principally in the manufacture and sale of telephone test equipment and customer premise equipment, as well as related accessories. The principal market for the Company's products is the United States. A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.   Revenue Recognition

     Sales are recorded as products are shipped.

2.   Inventories

     Inventories are stated at the lower of cost or market. Cost is principally determined by the weighted average method, which approximates the first-in, first-out ("FIFO") method. Market value is determined on the basis of replacement cost or net realizable value.

3.   Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives (generally 5 to 10 years), on a straight-line basis. Depreciation and amortization of property and equipment was $34,140 and $37,990 in fiscal 1996 and 1995, respectively.

4.   Goodwill

     Goodwill, representing cost in excess of the book value of the assets acquired, is being amortized on a straight-line basis over a period of 40 years. On an ongoing basis, management reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," that established accounting standards for the impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of.

                                Metro Tel Corp.

                             June 30, 1996 and 1995



NOTE A (continued)

     SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. Consistent with SFAS 121, it is the Company's policy to periodically review and evaluate whether there has been a permanent impairment in the value of intangibles and adjust the carrying value accordingly. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. Accordingly, the adoption of SFAS 121 is not expected to have a significant effect on the financial statements of the Company.

5.   Income Taxes

     Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance would be established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in the statements of income in the period that includes the enactment date.

6.   Earnings Per Common Share

     Earnings per common share is based upon the weighted average number of shares of common stock outstanding during the year. Stock options have not been included in the earnings per common share calculations since their inclusion would not be materially dilutive.

7.   Cash Equivalents

     The Company considers certificates of deposit and time deposits with original maturities of three months or less to be cash equivalents for purposes of the statements of cash flows.

8.   Principal Customers

     The Company sells its products principally to companies in the telecommunications industry and to distributors, with its credit risk being dependent on the economic conditions of the industry and generally prevailing economic conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral. Approximately 31% of the Company's trade receivables were concentrated with three customers at June 30, 1996, with sales to two distributors representing approximately  28%  of net sales during fiscal 1996.  Approxi-

                                Metro Tel Corp.

                             June 30, 1996 and 1995



NOTE A (continued)

     mately 49% of the Company's trade receivables were concentrated with five customers at June 30, 1995, with sales to a single distributor representing approximately 16% of net sales during fiscal 1995.

9.   Stock-Based Compensation

     Adoption of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," is required for fiscal years beginning after December 15, 1995 and allows for a choice of the method of accounting used for stock-based compensation. Entities may elect the "intrinsic value" method based on APB No. 25, "Accounting for Stock Issued to Employees" or the new "fair value" method contained in SFAS 123. The Company intends to implement SFAS 123 in fiscal 1997 by continuing to account for stock-based compensation under the guidelines of APB No. 25. As required by SFAS 123, the pro forma effects on net income and income per share will be determined and disclosed in the notes to the financial statements, as if the fair value based method had been applied.

10.  Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - INVENTORIES

     The components of inventories are summarized as follows:


                                                       June 30,
                                             ---------------------------
                                               1996               1995
                                             --------           --------

Raw materials                             $   644,520        $   803,207
Work-in-process                               313,273            160,576
Finished goods                                455,586            534,779
                                          -----------        -----------
                                          $ 1,413,379        $ 1,498,562
                                          ===========        ===========

                                Metro Tel Corp.

                             June 30, 1996 and 1995



NOTE C - STOCK OPTIONS

     The Company has granted stock options to key employees and nonemployee directors pursuant to separate stock option plans. Outstanding options are generally exercisable for a period of five years (ten years for directors) from the date of the grant at a price not less than the market value on the date of the grant.

     The following is a summary of activity with respect to stock options under the plans:


                                              Number             Option price
                                             of shares            per share
                                             ---------            ----------

Outstanding at June 30, 1994                 222,000             $  .81 to $1.31
                                           ---------

     Granted                                  55,000                        1.00
     Expired                                 (31,000)               .81 to  1.31
                                           ---------

Outstanding at June 30, 1995                 246,000                .81 to  1.31
                                           ---------

     Granted                                     --
     Expired                                 (55,000)               .94 to  1.31
                                           ---------

Outstanding at June 30, 1996                 191,000                .81 to  1.31
                                           ---------



     At June 30, 1996, the Company had reserved 291,500 shares under its stock option plans. Options for 169,750 shares are exercisable at June 30, 1996 pursuant to these plans.

     In each of June 1991 and May 1993, the Company granted options to purchase 30,000 shares of its common stock to nonemployee directors at an exercise price of $1.19 and $1.00 per share, respectively, the market values on the dates of grant. These options were not granted pursuant to the Company's option plans; 40,000 options are exercisable for a ten-year period and 20,000 options expired in May 1996.

                                Metro Tel Corp.

                             June 30, 1996 and 1995



NOTE D - INCOME TAXES

     The provision (benefit) for income taxes is summarized as follows:


                                              Year ended June 30,
                                             ----------------------
                                              1996            1995
                                             ------          ------

Current
     Federal                               $ 53,000        $ 55,000
     State                                    8,000          14,000
Deferred                                    (17,000)             --
                                           --------        --------
                                           $ 44,000        $ 69,000
                                           ========        ========


     The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:


                                                    June 30,
                                             ----------------------
                                              1996            1995
                                             ------          ------

Deferred tax assets (liabilities)
     Inventories                           $ 20,000        $ 25,000
     Vacation accrual                         7,000           9,000
     Trade receivables                        4,000           8,000
     Depreciation                           (14,000)        (11,000)
                                           --------        --------
                                             17,000          31,000

     Valuation allowance                         --         (31,000)
                                           --------        --------


     Net deferred tax asset                $ 17,000        $     --
                                           --------        --------


     The following is a reconciliation of the provision for income taxes to the Federal statutory income tax rate:

                                Metro Tel Corp.

                   NOTES TO FINANCIAL STATEMENTS (continued)

                             June 30, 1996 and 1995


NOTE D (continued)
                                              Year ended June 30,
                                             ----------------------
                                              1996            1995
                                             ------          ------

Federal statutory rate                        34.0%           34.0%
State taxes, net of Federal benefit            4.7             6.6
Amortization of goodwill                       6.0             5.6
Effect of graduated Federal tax rates         (4.9)           (3.6)
Change in deferred taxes/valuation
  allowance                                  (10.1)             --
Other, net                                    (3.6)           (4.3)
                                              ----            ----
                                              26.1%           38.3%
                                              ----            ----




NOTE E - ACCRUED LIABILITIES

Accrued liabilities are summarized as follows:


                                                    June 30,
                                             ----------------------
                                              1996            1995
                                             ------          ------

Payroll and employee benefits             $  75,017       $  91,152
Profit-sharing contributions                 50,709          51,231
Accrued professional fees                    35,000           9,466
Other                                        13,478           2,307
                                          ---------       ---------
                                          $ 174,204       $ 154,156
                                          =========       =========



NOTE F - EMPLOYEE BENEFIT PLANS

     The Company maintains a profit-sharing plan which covers substantially all employees. Annual contributions, which are determined at the discretion of the Board of Directors, were approximately $51,000 in both fiscal 1996 and 1995.

     The Company also maintains a 401(k) retirement plan which covers substantially all employees and provides for voluntary employee contributions with employer matching contributions up to 2% of the employee's compensation. The Company's matching contributions for this 401(k) retirement plan were $19,000 and $22,000 for fiscal 1996 and 1995, respectively.

                                Metro Tel Corp.

                             June 30, 1996 and 1995



NOTE G - COMMITMENTS AND CONTINGENCIES

1.   Leases

     The Company occupies a manufacturing and warehouse facility in California and an office facility in New York pursuant to noncancellable operating leases expiring in March 1999 and February 1997, respectively. These leases do not contain renewal options. The approximate minimum rental commitments under these noncancellable operating leases, at June 30, 1996, are summarized as follows:


                                                Amount
                                                ------

                    June 30,
                      1997                   $  146,000
                      1998                      116,000
                      1999                       87,000
                                             ----------
                                             $  349,000
                                             ----------


     Rent expense charged to operations was $167,000 and $166,000 for fiscal 1996 and 1995, respectively.

2.   Employment Agreement

     The Company is obligated under an employment agreement with an officer to pay $173,000 during each of the five fiscal years ending June 30, 2001.

3.   Royalty Agreement

     The Company is presently obligated pursuant to a royalty agreement to pay the greater of 10% of sales of certain products or $75,000 per year ($100,000 in fiscal 1995). Payments were $75,000 and $100,000 for fiscal 1996 and 1995, respectively.


NOTE H - EXPORT SALES

     Export sales were approximately $283,000 and $418,000 in fiscal 1996 and 1995, respectively.

ITEM 8.    CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS
- -------    ON ACCOUNTING AND FINANCIAL DISCLOSURE.
           ---------------------------------------

           Not applicable.


                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
- -------    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
           --------------------------------------------------

           The following information is presented with respect to the background of each of the directors and executive officers of the Company:

           Venerando J. Indelicato, 63, has been President and Treasurer of the Company for more than the past five years. Mr. Indelicato has been a director of the Company since 1966.

           Richard A. Wildman, 42, has been Executive Vice President of the Company since September 1996. For more than five years prior to joining the Company, Mr. Wildman served in various sales and marketing capacities with AT&T Corp., most recently directing its western phone store operations.

           Lloyd Frank, 71, has been a member of the law firm of Parker Chapin Flattau & Klimpl for more than the past five years. Mr. Frank has been a director of the Company since 1977. The Company retained Parker Chapin Flattau & Klimpl during the Company's last fiscal year and is retaining that firm during the Company's current fiscal year. Mr. Frank is also a director of Park Electrochemical Corp.

           Michael Michaelson, 73, has been an independent publishing and marketing consultant for more than the past five years. Mr. Michaelson has been a director of the Company since 1978.

           Michael Epstein, 58, has been an independent investor since December 1993. For more than five years prior thereto Mr. Epstein was an investment banker with the investment banking firm of Allen & Company Incorporated.

           There are no family relationships among any of the directors and executive officers of the Company. All directors serve until the next annual meeting of stockholders (scheduled to be held on or about November 26, 1996) and until the election and qualification of their respective successors. All officers serve at the pleasure of the Board of Directors.

           The following information is presented with respect to the background of each person who is not an executive officer but who is expected to make a significant contribution to the Company:

           Raymond Ma, 48, has been Vice President-Engineering for more than the past five years.

ITEM 10.   EXECUTIVE COMPENSATION.
- --------   -----------------------

           The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation l4A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- --------   ---------------------------------------------------------------

           The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation l4A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- --------   -----------------------------------------------

           The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation l4A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.
- --------   ---------------------------------


           (a)        Exhibits

3(a)(1) Copy of Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1963. (Exhibit 1.1 to the Company's Registration Statement on Form 10, File No. 0-9040).

3(a)(2) Copy of Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968. (Exhibit 1.2 to the Company's Registration Statement on Form 10, File No. 0-
               9040).

3(a)(3) Copy of Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983 (Exhibit 3(a)(3) to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995, File No. 0-9040).

3(a)(4)        Copy  of   Certificate   of  Amendment  to  the   Certificate  of
               Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November

               5, 1986 (Exhibit 3(a)(4) to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995, File No. 0-9040).

3(a)(5) Copy of Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986 (Exhibit 3(a)(5) to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995, File No. 0-9040).

*3(b)(1)       Copy  of  By-Laws  of the  Company.

10(a)(1) Lease dated April 1, 1991 between the Company and CB Institutional Fund VII with respect to the Company's facilities at 240 South Milpitas Boulevard, Milpitas, California. (Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-9040).

10(b)(1)(i)    Employment Agreement dated July 1, 1981 between the Company   and
               Venerando J.  Indelicato.  (Exhibit  10(b)(1)(i) to the Company's
               Annual  Report on Form  10-KSB for the year ended June 30,  1995,
               File No. 0-9040).

10(b)(1)(ii)+  Amendment  No. 1 dated July 1, 1983 to the  Employment  Agreement dated July 1, 1981 between the Company and Venerando J. Indelicato. (Exhibit 10(b)(1)(ii) to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995, File No. 0-9040).

*10(c)(1)+     The Company's 1991 Stock Option Plan.

10(c)(2)(a)+   The Company's  1984  Non-Employee  Director Stock Option Plan, as
               amended. (Exhibit 10(d)(2) to the Company's Annual Report on Form
               10-K for the year ended June 30, 1987, File No. 0-9040).

10(c)(2)(b)+   The  Company's  1994  Non-Employee  Director  Stock  Option Plan.
               (Exhibit A to the  Company's  Proxy  Statement  dated October 14,
               1994 used in connection with the Company's 1994 Annual Meeting of Stockholders, File No. 0-9040).

10(c)(3)+      Form of Stock Option  Agreement  dated June 25, 1991 entered into between the Company and each of Sheppard Beidler, Lloyd Frank and Michael Michaelson, together with a schedule identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10(c)(4) to the Company's Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-9040).

10(c)(4)+      Form of Stock  Option  Agreement  dated May 4, 1993  entered into between the Company and each of Sheppard Beidler, Lloyd Frank and
               Michael Michaelson,
               together  with a schedule  identifying  the  details in which the
               actual   agreements  differ  from  the  exhibit  filed  herewith.
               (Exhibit  10(c)(4) to the Company's  Annual Report on Form 10-KSB
               for  the  year   ended   June  30,   1993,   File  No.   0-9040).

*27            Financial Data Schedule

- --------------------
* Filed herewith. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

+          Management contract or compensatory plan or arrangement.

           (b)        Reports on Form 8-K
                      -------------------

           No Reports on Form 8-K were filed by the Company during the last fiscal quarter of the Company's fiscal year ended June 30, 1996.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  METRO-TEL CORP.

Dated:  September 27, 1996

                                                  By:/s/ Venerando J. Indelicato
                                                     ---------------------------
                                                     Venerando J. Indelicato,
                                                            President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                           Capacity              Date
         ---------                           --------              ----

/s/ Venerando J. Indelicato        President, Treasurer     September 27, 1996
- ---------------------------        (Principal Executive,
Venerando J. Indelicato            Financial and Accounting
                                   Officer) and Director


/s/ Michael Epstein                Director                 September 27, 1996
- ---------------------------
Michael Epstein


/s/ Lloyd Frank                    Director                 September 27, 1996
- ---------------------------
Lloyd Frank


/s/ Michael Michaelson             Director                 September 27, 1996
- ---------------------------
Michael Michaelson

                                  EXHIBIT INDEX

Exhibit
Number                            Description

3(a)(1) Copy of Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1963. (Exhibit 1.1 to the Company's Registration Statement on Form 10, File No. 0-9040).

3(a)(2) Copy of Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968. (Exhibit 1.2 to the Company's Registration Statement on Form 10, File No. 0-9040).

3(a)(3) Copy of Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983. (Exhibit 3(a)(3) to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995, File No. 0-9040).

3(a)(4) Copy of Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986. (Exhibit 3(a)(4) to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995, File No. 0-9040).


3(a)(5) Copy of Certificate of Change of Location of Registered Office and Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986. (Exhibit 3(a)(5) to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995, File No. 0-9040).


*3(b)(1)          Copy of By-Laws of the Company.

10(a)(1) Lease dated April 1, 1991 between the Company and CB Institutional Fund VII with respect to the Company's facilities at 240 South Milpitas Boulevard, Milpitas, California. (Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-9040).

10(b)(1)(i)       Employment  Agreement  dated July 1, 1981  between the Company and  Venerando  J.  Indelicato.  (Exhibit  10(b)(1)(i)  to the
                  Company's Annual Report on Form 10-KSB for the year ended June
                  30, 1995, File No. 0- 9040).

10(b)(1)(ii)+     Amendment No. 1 dated July 1, 1983 to the Employment Agreement dated  July 1, 1981  between  the  Company  and  Venerando  J.
                  Indelicato.  (Exhibit  10(b)(1)(ii)  to the  Company's  Annual
                  Report on Form 10-KSB for the year ended June 30,  1995,  File
                  No. 0- 9040).

*10(c)(1)+        The Company's 1991 Stock Option Plan.

10(c)(2)(a)+      The Company's 1984 Non-Employee Director Stock Option Plan, as
                  amended.  (Exhibit  10(d)(2) to the Company's Annual Report on
                  Form 10-K for the year ended June 30, 1987, File No. 0-9040).

10(c)(2)(b)+      The Company's  1994  Non-Employee  Director Stock Option Plan.
                  (Exhibit A to the Company's  Proxy Statement dated October 14,
                  1994 used in connection with the Company's 1994 Annual Meeting of Stockholders, File No. 0-9040).

10(c)(3)+         Form of Stock  Option  Agreement  dated June 25, 1991  entered into between the Company and each of Sheppard  Beidler,  Lloyd
                  Frank  and  Michael  Michaelson,   together  with  a  schedule
                  identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10(c)(4) to the Company's Annual Report on Form 10-K for the year ended June
                  30, 1991, File No. 0-9040).

10(c)(4)+         Form of Stock Option  Agreement dated May 4, 1993 entered into between the Company and each of Sheppard Beidler, Lloyd Frank and Michael Michaelson, together with a schedule identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10(c)(4) to the Company's
                  Annual Report on Form 10-KSB for the year ended June 30, 1993,
                  File No. 0-9040).


*27               Financials Data Schedule.