Form 10QSB
period 1996-09-30
METRO TEL CORP
filed 1996-11-12
CIK 65312

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 0-9040

                              METRO TEL CORP.
___________________________________________________________________________
     (Exact name of small business issuer as specified in its charter)

           DELAWARE                                11-2014231
____________________________________________________________________________
     (State of other jurisdiction of             (I.R.S.Employer
     incorporation or organization)             Identification No.)

        250 South Milpitas Blvd., Milpitas, California 95035
___________________________________________________________________________
                  (Address of principal executive offices)

                              (408) 946-4600
---------------------------------------------------------------------------
                          (Issuer's telephone number)

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

      Common Stock, $.025 par value per share - 2,004,046 shares outstanding as of October 15, 1996
===========================================================================
Metro Tel Corp.
Statement of Operations
(Unaudited, Note A)

                                                 For the three months
                                                  ended September 30,
                                                 1996            1995

Net Sales                                     $ 1,016,250   $  923,012


Cost of goods sold                                626,614      590,719
____________________________________________________________________________
   Gross Profit                                   389,636      332,293
____________________________________________________________________________
Selling, general and
   administrative
   expenses                                       280,385      296,814

Research & development                             68,603       72,813
Interest and other income                          (1,372)        (306)
____________________________________________________________________________
                                                  347,616      369,321

Earnings (loss) before provision
  for income taxes                                 42,020      (37,028)
Provision (credit) for
  income taxes                                     16,800       (14800)
____________________________________________________________________________
      Net Earnings                              $  25,220    $ (22,228)
============================================================================
Earnings  per common
   share (Note B)                               $     .01    $    (.01)
============================================================================
Weighted average number
   of shares
   outstanding (Note B)                         2,004,046    2,004,046
============================================================================

Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

ASSETS

                                         September 30,            June 30,
                                             1996                   1996

Current Assets
   Cash and cash equivalents           $  367,974               $  411,924
   Accounts receivable, net               501,363                  716,103
   Inventories                          1,553,195                1,413,379
   Prepaid expenses and other              44,644                   14,254
   Deferred income taxes                   31,000                   31,000
____________________________________________________________________________
   Total current assets                 2,498,176                2,586,660

Property and equipment - at cost
   Machinery and equipment                478,110                  470,433
   Furniture and fixtures                  88,963                   88,414
   Leasehold improvements                   8,765                    8,765
____________________________________________________________________________
                                          575,838                  567,612
   Less accumulated depreciation          485,418                  477,054

____________________________________________________________________________
                                           90,420                   90,558

Other assets
   Goodwill, net of accumulated
     amortization of $376,893
     on September 30, 1996 and
     $369,438 on June 30, 1996            815,807                  823,262
   Other, net                              21,233                   21,562
____________________________________________________________________________
                                          837,040                  844,824

                                       $3,425,636               $3,522,042
==========================================================================

Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

LIABILITIES AND
STOCKHOLDERS' EQUITY

                                       September 30,          June 30,
                                           1996                 1996

Current Liabilities
   Accounts payable                    $  159,343               $  209,968
   Accrued liabilities                    117,330                  174,204
   Income taxes payable                     4,739                   18,866
_____________________________________________________________________________
    Total current liabilities             281,412                  403,038

Defrred Income Taxes                       14,000                   14,000

Stockholders' Equity
   Preferred stock, $1 par value,
      200,000 shares authorized,
      none issued or outstanding
  	Common stock, $.025 par value,
      6,000,000 shares authorized,
	     2,030,296 shares issued,
      2,004,046 shares outstanding         50,757                   50,757
   Additional paid-in capital           2,107,173                2,107,173
   Retained earnings                    1,041,044                1,015,824
_____________________________________________________________________________
                                        3,198,974                3,173,754

   Less 26,250 shares of treasury
      stock - at cost                     (68,750)                 (68,750)
_____________________________________________________________________________
                                        3,130,224                3,105,004
_____________________________________________________________________________
                                       $3,425,636               $3,522,042

=============================================================================

Metro Tel Corp.
Statements of Cash Flows
(Unaudited, Note A)

                                             For the three months ended
                                                     September 30,
                                               1996               1995

Cash flows from operating activities
   Net earnings (loss)                    $     25,220         $  (22,228)
   Adjustments to reconcile net earnings
     to cash provided by operating
     activities
       Depreciation and amortization            16,147             18,022
       (Increase) decrease in operating assets
          Accounts receivable                  214,740            166,689
          Inventories                         (139,816)           (16,609)
          Prepaid expenses and other           (30,390)           (55,753)

       Increase (decrease) in operating
          liabilities
       Accounts payable                        (50,625)           (58,608)
       Accrued liabilities                     (56,873)            17,392
       Income taxes payable                    (14,127)           (30,965)
____________________________________________________________________________
          Net cash (used) provided
           by operating activities             (35,724)            17,940
____________________________________________________________________________
Cash flows from investing  activities
    Capital expenditures                        (8,226)           (15,556)
____________________________________________________________________________
          Net cash used in
           investing activities                 (8,226)           (15,556)


___________________________________________________________________________
     Net increase (decrease) in cash
          and cash equivalents                 (43,950)             2,384

Cash and cash equivalents at beginning
    of year                                    411,924            297,157
____________________________________________________________________________
Cash and cash equivalents at end of
   period                                 $    367,974       $    299,541
============================================================================
Supplement disclosures of cash flow
  information
   Cash paid during the period for
      Income taxes                         $    30,927        $    29,540
[FN]
                             METRO TEL CORP.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

Note B - Earnings Per Common Share: Earnings per common share is based upon the weighted average number of shares of common stock outstanding during the year. Stock options have not been included in the calculation since their inclusion would not be materially dilutive.









                 Management's Discussion and Analysis of
               Financial Condition and Results of Operation

Liquidity and Capital Resources

     During the three month period ended September 30, 1996, cash decreased by $43,950. The decrease included $35,724 used by operating activities and $8,226 used to purchase capital assets. Cash generated by profits ($25,220) and depreciation ($16,147) were used in operations to support changes in operating assets and liabilities, primarily a temporary increase in inventories ($139,816) and decrease in liabilities ($121,625), offset in part by a reduction in accounts receivable ($214,740).

The Company believes that the cash which it expects to generate from operations will be sufficient to meet operational needs.

Results of Operations

     Net sales inreased by $93,238 (10.1%) in the first quarter of fiscal 1997 from the same period in fiscal 1996. The increase in sales in the current year's first quarter was mainly due to increased sales of new test equipment products to the Regional Bell Operating Companies (RBOCs). Prices remained constant. Sales of telephone test equipment increased by $155,559 (19.8%) in the first quarter of fiscal 1997 from the same period in fiscal 1996, with increases in sales of outside plant test sets (23.6%) and installer's test sets (53.4%) being offset, in part, by decreases in transmission test equipment (49.0%). Sales of customer's premise equipment decreased by $32,514 (46.9%) during the first three months of fiscal 1997 when compared to the same period of fiscal 1996, which period included substantial sales of CSU/DSU products to a large interexchange carrier during fiscal 1996. Sales of miscellaneous products, parts and repairs decreased by $27,200 (39.9%).

     The Company's gross profit margin, expressed as a percentage of sales, improved to 38.3% in the first quarter of fiscal 1997 from 36.0% for the same period of fiscal 1996. The improvement was mainly due to the increased level of sales which permitted the Company to better absorb its fixed expenses and to the retirement of the VP of Manufacturing which reduced indirect labor expenses.

     Selling, general and administrative expenses decreased in dollar amount by $16,429 (5.5%) for the first quarter of fiscal 1997 from the comparable period of fiscal 1996. The decrease was mainly due to a reduction in sales expense (19.1%) which was partially offset by an incraese in certain administration expenses (3.6%). The improvement in the percentage of these categories of expenses to sales (to 27.6% in the first quarter of fiscal 1997 compared to 32.2% in the first quarter of fiscal 1996) was due to a combination of the decreased level of expense and increased level of sales.


     Research and development expenses decreased by $4,210 (5.8%) due to salaries associated with staff changes.


                        PART 11 - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            At the Company's 1996 Annual Meeting of Stockholders held on November 6, 1996, stockholders re-elected the Company's existing Board of Directors by the following votes:

                                            For             Withheld
Michael Epstein                          1,452,234           9,585

Lloyd Frank                              1,452,234           9,585

Venerando J. Indelicato                  1,452,722           9,097

Michael Michaelson                       1,452,722           9,097

Item 7.     Exhibits and Reports on Form 8-K

    (a)     Exhibits

            10.  The Company's 1991 Stock Option Plan, as amended. This exhibit is designated as a compensatory plan

            27.  Financial Data Schedule

    (b)     Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                          SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METRO-TEL CORP.

Date:  November 12, 1996            By: Venerando J. Indelicato
                                       President, Treasurer and
                                       Principal Financial and
                                       Chief Accounting Officer


                             EXHIBIT INDEX

Exhibit Number           Description

     10. The Company's 1991 Stock Option Plan. This exhibit is designated as a compensatory plan.

     27     Financial Data Schedule