Form 10QSB
period 1996-12-31
METRO TEL CORP
filed 1997-02-13
CIK 65312

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1996

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

        250 South Milpitas Blvd., Milpitas, California 95035
___________________________________________________________________________
                  (Adress of principal executive offices)

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

      Common Stock, $.025 par value per share - 2,054,046 shares outstanding as of February 13, 1997
===========================================================================
Metro Tel Corp.
Statement of Operations
(Unaudited, Note A)

                            For the six months     For the three months
                            ended December 31,     ended December 31,

                           1996         1995         1996        1995
____________________________________________________________________________
Net sales               $1,752,930   $1,950,620   $  736,680   $1,027,608

Cost of goods sold       1,131,990    1,217,432      505,376      626,713
____________________________________________________________________________
      Gross profit         620,940      733,188      231,304      400,895
____________________________________________________________________________

Selling, general, and
 administrative expenses   589,913      577,168      309,528      280,354
Research and development   132,095      141,673       63,492       68,860
Interest and other income   (2,670)      (7,032)      (1,298)      (6,726)
____________________________________________________________________________
                           719,338      711,809      371,722      342,488
____________________________________________________________________________
Earnings (loss) before
 provision (credit) for
 income taxes              (98,398)      21,379     (140,418)      58,407
Provision (credit) for
 income taxes              (39,400)       8,500      (56,200)      23,300
____________________________________________________________________________
   Net earnings (loss)   $ (58,998)   $  12,879    $ (84,218)   $  35,107
============================================================================
Earnings (loss) per
 common share (Note B)   $    (.03)   $     .01    $    (.04)   $     .02
==========================================================================
Weighted average number
 of shares outstanding
 (Note B)                2,004,046    2,004,046    2,004,046    2,004,046
============================================================================





Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

ASSETS
____________________________________________________________________________
                                       December 31,               June 30,
                                           1996                     1996
____________________________________________________________________________
Current Assets
   Cash and cash equivalents           $  219,798               $  411,924
   Accounts receivable, net               475,899                  716,103
   Inventories                          1,533,427                1,413,379
   Prepaid expenses and other             117,682                   14,254
   Deferred income taxes                   31,000                   31,000
____________________________________________________________________________
   Total current assets                 2,377,806                2,586,660

Property and equipment - at cost
   Machinery and equipment                503,539                  470,433
   Furniture and fixtures                  89,647                   88,414
   Leasehold improvements                   8,765                    8,765
____________________________________________________________________________
                                          601,951                  567,612
   Less accumulated depreciation          493,782                  477,054
____________________________________________________________________________
                                          108,169                   90,558

Other assets
   Goodwill, net of accumulated
     amortization of $384,346
     on December 31, 1996 and
     $369,438 on June 30, 1996            808,354                  823,262
   Other, net                              20,904                   21,562
____________________________________________________________________________
                                          829,258                  844,824
---------------------------------------------------------------------------
                                       $3,315,233               $3,522,042
==========================================================================

Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

LIABILITIES AND
STOCKHOLDERS' EQUITY
____________________________________________________________________________
                                       December 31,              June 30,
                                           1996                    1996
____________________________________________________________________________
Current Liabilities
   Accounts payable                    $  121,388               $  209,968
   Accrued liabilities                    133,839                  174,204
   Income taxes payable                                             18,866
_____________________________________________________________________________
    Total current liabilities             255,227                  403,038

Defrred Income Taxes                       14,000                   14,000

Stockholders' Equity
   Preferred stock, $1 par value,
      200,000 shares authorized,
      none issued or outstanding
  	Common stock, $.025 par value,
      6,000,000 shares authorized,
	     2,030,296 shares issued,
      2,004,046 shares outstanding         50,757                   50,757
   Additional paid-in capital           2,107,173                2,107,173
   Retained earnings                      956,826                1,015,824
_____________________________________________________________________________
                                        3,114,756                3,173,754

   Less 26,250 shares of treasury
      stock - at cost                     (68,750)                 (68,750)
_____________________________________________________________________________
                                        3,046,006                3,105,004
_____________________________________________________________________________
                                       $3,315,233               $3,522,042

=============================================================================

Metro Tel Corp.
Statements of Cash Flows
(Unaudited, Note A)
____________________________________________________________________________
                                             For the six months ended
                                                    December 31,
                                               1996               1995
____________________________________________________________________________
Cash flows from operating activities
   Net earnings (loss)                    $    (58,998)        $   12,879
   Adjustments to reconcile net earnings
     to cash provided by operating
     activities
       Depreciation and amortization            32,292             36,044
       (Increase) decrease in operating assets
          Accounts receivable                  240,204             19,662
          Inventories                         (120,048)           (21,664)
          Prepaid expenses and other          (103,426)           (24,724)

       Increase (decrease) in operating
          liabilities
       Accounts payable                        (88,580)           (48,430)
       Accrued liabilities                     (40,365)           (22,397)
       Income taxes payable                    (18,866)           (21,041)
____________________________________________________________________________
          Net cash (used) provided
           by operating activities            (157,787)           (69,671)
____________________________________________________________________________
Cash flows from investing  activities
    Capital expenditures                       (34,339)           (15,990)
____________________________________________________________________________
          Net cash used in
           investing activities                (34,339)           (15,990)
____________________________________________________________________________
          Net increase (decrease) in cash
          and cash equivalents                (192,126)           (85,661)

Cash and cash equivalents at beginning
    of year                                    411,924            297,157
____________________________________________________________________________
Cash and cash equivalents at end of
   period                                 $    219,798       $    211,496
============================================================================
Supplement disclosures of cash flow
  information
   Cash paid during the period for
      Income taxes                         $    60,627        $    29,540
[FN]
                             METRO TEL CORP.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

Note B - Earnings Per Common Share: Earnings per common share is based upon the weighted average number of shares of common stock outstanding during the year. Stock options have not been included in the calculation since their inclusion would not be materially dilutive.









                 Management's Discussion and Analysis of
               Financial Condition and Results of Operation

Liquidity and Capital Resources

     During the three month period ended December 31, 1996, cash decreased by $192,126. The decrease resulted from $157,787 used by operating activities and $34,339 used in investing activities to purchase capital assets. A portion of the Company's existing cash, together with cash generated by the collection of accounts receivable ($240,204), were used to fund increases in inventories ($120,048) and prepaid expenses ($103,426) and a decrease in current liabilities ($147,811), as well as the Company's cash loss ($26,706), net of depreciation. The Company believes that the cash it expects to generate from operations will be sufficient to meet operational needs.

Results of Operations

     Net sales for the three month period ended December 31, 1996 decreased by $290,928 (28.3%) from the comparable period of fiscal 1996. This decrease offset an increase in sales in the first quarter and caused a $197,690 (10.1%) overall decrease in net sales for the full six month reported fiscal 1997 period. The decrease in comparable sales was mainly due to the completion, in the second quarter of fiscal 1996, of a substantial contract for CSU/DSU data devices in customer premise equipment and, to a lessor degree, to an overall reduction, in the second quarter of fiscal 1997, in sales of test equipment to the Regional Bell Operating Companies (RBOCs) due to year end budget constraints. Sales of telephone test equipment decreased by $68,870 (9.3%) for the three month period ended December 31, 1996 although,due to increases in the first quarter of fiscal 1997, sales were $86,689 (5.7%) higher for the overall six months of fiscal 1997 than for the first half of fiscal 1996. Due principally to the completion of the CSU/DSU contract referred above, sales of customer premise equipment decreased by $234,360 (78.1%) and $201,846 (87.4%) for the six and three month periods, respectively, from the comparable periods of fiscal 1996. Sales of spare parts, repairs and miscellaneous products decreased by $47,892 (38.2%) and $20,692 (36.1%) for the six and three month periods, respectively. Prices remained mostly constant though all reporting periods.

     The Company's gross profit margin, expressed as a percentage of sales, decreased to 35.4% for the six month period of fiscal 1997 from 37.6% for the same period of fiscal 1996. Gross profit margin decreased to 31.4% for the second quarter of fiscal 1997 from 39.0%. The decreases were due to the reduction in sales which affected the ability of the Company to absorb its fixed expenses and also offset decreases of 10.2% in the six month period and 7.5% in the three month period in variable overhead expenses caused mainly by a decrease in indirect labor.

     Selling, general and administrative expenses increased by $29,175 (10.4%) in the second quarter of fiscal 1997 over the comparable period of fiscal 1996, offsetting a decrease in this category of expenses for the first quarter and producing a net increase of $12,747 (2.2%) for the six month fiscal 1997 period. For the six month period, general and administrative expenses decreased by 2.8% which, to a large degree, offset increases in sales expense of 10.7% due mainly to increases in advertising and salaries. The increase for the second quarter of fiscal 1997 was mainly due to sales expense increases in advertising, salaries, and royalties which offset a decrease in general and administrative expenses.

     Research and development expenses decreased by $9,578 (6.8%) and $5,368 (7.8%) for the six and three month periods, respectively, in fiscal 1997 over the comparable fiscal 1996 periods due to decreases in payroll and payroll expenses.

Interest and other income decreased by $4,362 and $5,428 for the six and three month periods in fiscal 1997 from the same periods in fiscal 1996.

The effective tax rate for each reported period was approximately 40%.


                        PART 11 - OTHER INFORMATION


Item 7.     Exhibits and Reports on Form 8-K

    (a)     Exhibits

            27.  Financial Data Schedule

    (b)     Reports on Form 8-K

            No Reports on Form 8-K were filed during the quarter ended December 31, 1996.

                          SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METRO-TEL CORP.

Date:  February 12, 1997           By: Venerando J. Indelicato
                                       President, Treasurer and
                                       Principal Financial and
                                       Chief Accounting Officer


                             EXHIBIT INDEX

Exhibit Number           Description


     27     Financial Data Schedule