Form 10QSB
period 1997-03-31
METRO TEL CORP
filed 1997-05-06
CIK 65312

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

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

      Common Stock, $.025 par value per share - 2,054,046 shares outstanding as of May 5, 1997
===========================================================================
Metro Tel Corp.
Statement of Operations
(Unaudited, Note A)

                            For the nine months     For the three months
                              ended March 31,          ended March 31,

                           1997         1996         1997        1996
____________________________________________________________________________
Net sales               $2,821,220   $3,022,791   $1,068,290   $1,072,171

Cost of goods sold       1,761,387    1,880,233      629,397      662,801
____________________________________________________________________________
      Gross profit       1,059,833    1,142,558      438,893      409,370
____________________________________________________________________________

Selling, general, and
 administrative expenses   899,713      858,137      309,800      280,969
Research and development   184,075      210,106       51,980       68,433
Interest and other income   (4,362)      (9,209)      (1,692)      (2,177)
____________________________________________________________________________
                         1,079,426    1,059,034      360,088      347,225
____________________________________________________________________________
Earnings (loss) before
 provision (credit) for
 income taxes              (19,593)      83,524       78,805       62,145
Provision (credit) for
 income taxes               (7,800)      33,400       31,600       24,900
____________________________________________________________________________
   Net earnings (loss)   $ (11,793)   $  50,124    $  47,205    $  37,245
============================================================================
Earnings (loss) per
 common share (Note B)   $    (.01)   $     .03    $     .02    $     .02
==========================================================================
Weighted average number
 of shares outstanding
 (Note B)                2,015,157    2,004,046    2,037,379    2,004,046
============================================================================





Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

ASSETS
____________________________________________________________________________
                                         March 31,                June 30,
                                           1997                     1996
____________________________________________________________________________
Current Assets
   Cash and cash equivalents           $  477,587               $  411,924
   Accounts receivable, net               474,002                  716,103
   Inventories                          1,449,008                1,413,379
   Prepaid expenses and other              78,526                   14,254
   Deferred income taxes                   31,000                   31,000
____________________________________________________________________________
   Total current assets                 2,510,123                2,586,660

Property and Equipment - at cost
   Machinery and equipment                510,727                  470,433
   Furniture and fixtures                  89,647                   88,414
   Leasehold improvements                   8,765                    8,765
____________________________________________________________________________
                                          609,139                  567,612
   Less accumulated depreciation          502,146                  477,054
____________________________________________________________________________
                                          106,993                   90,558

Other Assets
   Goodwill, net of accumulated
     amortization of $391,801
     on March 31, 1997 and
     $369,438 on June 30, 1996            800,899                  823,262
   Other, net                              10,791                   21,562
____________________________________________________________________________
                                          811,690                  844,824
---------------------------------------------------------------------------
                                       $3,428,806               $3,522,042
==========================================================================

Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

LIABILITIES AND
STOCKHOLDERS' EQUITY
____________________________________________________________________________
                                         March 31,               June 30,
                                           1997                    1996
____________________________________________________________________________
Current Liabilities
   Accounts payable                    $  101,300               $  209,968
   Accrued liabilities                    173,795                  174,204
   Income taxes payable                                             18,866
_____________________________________________________________________________
    Total current liabilities             275,095                  403,038

Defrred Income Taxes                       14,000                   14,000

Stockholders' Equity
   Preferred stock, $1 par value,
      200,000 shares authorized,
      none issued or outstanding
  	Common stock, $.025 par value,
      6,000,000 shares authorized,
	     2,080,296 shares issued,
      2,054,046 shares outstanding         52,007                   50,757
   Additional paid-in capital           2,152,423                2,107,173
   Retained earnings                    1,004,031                1,015,824
_____________________________________________________________________________
                                        3,208,461                3,173,754

   Less 26,250 shares of treasury
      stock - at cost                     (68,750)                 (68,750)
_____________________________________________________________________________
                                        3,139,711                3,105,004
_____________________________________________________________________________
                                       $3,428,806               $3,522,042

=============================================================================

Metro Tel Corp.
Statements of Cash Flows
(Unaudited, Note A)
____________________________________________________________________________
                                             For the nine months ended
                                                      March 31,
                                               1997               1996
____________________________________________________________________________
Cash flows from operating activities
   Net earnings (loss)                    $    (11,793)         $   50,124
   Adjustments to reconcile net earnings
     to cash provided by operating
     activities
       Depreciation and amortization            48,441             54,066
       (Increase) decrease in operating assets
          Accounts receivable                  242,101            (20,950)
          Inventories                          (35,629)             2,077
          Prepaid expenses and other           (54,487)           (18,312)

       Increase (decrease) in operating
          liabilities
       Accounts payable                       (108,668)           (22,452)
       Accrued liabilities                        (409)            20,851
       Income taxes payable                    (18,866)           (13,542)
____________________________________________________________________________
          Net cash provided
           by operating activities              60,690             51,862
____________________________________________________________________________
Cash flows from investing  activities
    Capital expenditures                       (41,527)           (15,990)
____________________________________________________________________________
          Net cash used in
           investing activities                (41,527)           (15,990)
____________________________________________________________________________
Cash flows from financing activities
    Proceeds from sale of stock                 46,500                -
---------------------------------------------------------------------------
          Net cash provided by
           financing activities                 46,500                -
--------------------------------------------------------------------------
          Net increase in cash
          and cash equivalents                  65,663             35,872

Cash and cash equivalents at beginning
    of year                                    411,924            297,157
____________________________________________________________________________
Cash and cash equivalents at end of
   period                                 $    477,587       $    333,029
============================================================================
Supplement disclosures of cash flow
  information
   Cash paid during the period for
      Income taxes                         $    60,627        $    46,942
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









                 Management's Discussion and Analysis of
               Financial Condition and Results of Operation

Liquidity and Capital Resources

     During the nine month period ended March 31, 1997, cash increased by $65,663. Of the cash generated by operating activities ($60,690), $48,441 was derived from non-cash expense for depreciation and amortization and $242,101 was generated by the collection of accounts receivable. These sources were used principally to fund the loss of $11,793, increases in inventories ($35,629) and prepaid expenses ($54,487) and decreases in current liabilities ($127,943) and income taxes payable ($18,866). Investing activities used $41,527 to purchase capital assets, while financing activities provided $46,500 from the exercise of a stock option to purchase 50,000 shares of common stock. The Company believes that the cash it expects to generate from operations will be sufficient to meet operational needs.

Results of Operations

     Net sales for the nine and three month period ended March 31, 1997 decreased by $201,571 (6.7%) and $3,881 (.4%) respectively, from the comparable periods of fiscal 1996 mainly due to the shipment of a substantial contract for CSU/DSU data devices. Due principally to the shipment of the CSU/DSU contract during fiscal 1996, sales of customer premise equipment decreased by $324,340 (76.7%) and $89,980 (73.5%) for the nine and three month periods, respectively, from the comparable periods of fiscal 1996. Sales of telephone test equipment increased by $190,419 (7.9%) for the nine month period and $103,730 (11.6%) for the three month period of fiscal 1997 when compared to the same periods of fiscal 1996. The increase in test equipment sales for both periods was due to the marketing of the Company's newer products to a wider telecommunications market. Sales of spare parts, repairs and miscellaneous products decreased by $63,883 (36.1%) and $15,991 (31.0%) for the nine and three month periods, respectively. Prices remained mostly constant though all reporting periods.

     The Company's gross profit margin, expressed as a percentage of sales, decreased to 37.6% for the nine month period of fiscal 1997 from 37.8% for the same period of fiscal 1996. However, for the third quarter of fiscal 1997, gross profit margin improved to 41.1% from 38.2% in fiscal 1996. The change during the nine the period related primarily to the reduction in sales for the period which affected the ability of the Company to absorb its fixed expenses. The improvement in the third quarter was principally due to a decrease of 11.0% in overhead expenses, primarily a reduction in indirect labor and related payroll costs and taxes.

     Selling, general and administrative expenses increased by $41,576 (4.8%) and $28,831 (10.3%) for the nine and three month periods, respectively, in fiscal 1997 from fiscal 1996. The increase in both periods was mainly due to increases in selling expense 23.4% for the nine month period and 51.7% for the three month period which offset decreases in general and administrative expenses of 5.8% and 11.7% for the nine and three month periods. These increases were mainly attributed to increases in advertising and staff in the sales group offsetting decreases in rent and salaries in administrative expenses as a result of closing the New York office in January, 1997.

     Research and development expenses decreased by $26,031 (12.4%) and $16,453 (24.0%) for the nine and three month periods, respectively, in fiscal 1997 from the comparable fiscal 1996 periods due to decreases in staff.

Interest and other income decreased by $4,847 (52.6%) and $485 (22.3%) for the nine and three month periods in fiscal 1997 from the same periods in fiscal 1996.

The effective tax rate for each reported period was approximately 40%.


                        PART 11 - OTHER INFORMATION

Item 2.     Changes in Securities

            On January 22, 1997, Venerando J. Indelicato, President and
            Chief Executive Officer of the Company, exercised an option to purchase 50,000 shares of the Company's Common Stock at an exercise price of $.93, 110% of the market value of the Company's Common Stock on January 24, 1992, the date of grant. The option had been granted under the Company's 1991 Employee Stock Option Plan. No underwriters were involved in the issuance. Mr.Indelicato agreed to aquire the above for investment and not for distribution. The Company believes that the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) of that Act is applicable to such issuance.


Item 6.     Exhibits and Reports on Form 8-K

    (a)     Exhibits

            27.  Financial Data Schedule

    (b)     Reports on Form 8-K

            No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                          SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METRO-TEL CORP.

Date:  May 5, 1997                 By: Venerando J. Indelicato
                                       President, Treasurer and
                                       Principal Financial and
                                       Chief Accounting Officer


                             EXHIBIT INDEX

Exhibit Number           Description


     27     Financial Data Schedule