Form 10KSB
period 1997-06-30
METRO TEL CORP
filed 1997-09-26
CIK 65312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to _________________.

Commission file number 0-9040

                                 METRO-TEL CORP.
                 (Name of small business issuer in its charter)

          Delaware                                               11-2014231
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

250 South Milpitas Boulevard, Milpitas, CA                            95035
------------------------------------------                            -----
 (Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code:     408-946-4600

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g)of the Exchange Act:  Common Stock,
                                                               $.025 par value

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

           State issuer's revenues for its most recent fiscal year:  $3,882,818

           The aggregate market value as at September 15, 1997 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $1,908,000 calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System on that date. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

           The number of shares outstanding of the issuer's Common Stock as at September 15, 1997 was 2,054,046.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement relating to its 1997 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11 and 12 in Part III of this Report.

Transitional Small Business Disclosure Format   Yes [_]      No  [X]

                                     PART I
                                     ------

ITEM 1.      BUSINESS.
-------      ---------

General
-------

           Metro-Tel Corp. (the "Company") was incorporated under the laws of the State of Delaware on June 30, 1963. Its executive offices are located at 250 South Milpitas Boulevard, Milpitas, California 95035, and its telephone number is 408-946-4600.

           Since its inception, the Company has been engaged in the manufacture and sale of telephone test and customer premise equipment utilized by telephone and telephone interconnect companies in the installation and maintenance of telephone equipment. Through internal research and development and through acquisition, the Company has added various product lines to its telephone test and customer premise product lines.

           The Company has engaged the investment banking firm of Slusser Associates, Inc. as the Company's financial advisor to assist the Company in evaluating strategic alternatives for enhancing shareholder value, including acquisitions, mergers or the sale of the Company.

           The following table sets forth the approximate net sales of each of the Company's two products lines and of its other products and services, as a group, and the percentages which such sales bear to total net sales during each of the three years ended June 30, 1997:


                             1997                1996                1995
                        -------------       -------------       -------------
                        Amount     %        Amount     %        Amount     %
                        ------    ---       ------    ---       ------    ---
                                       (dollars in thousands)
Telephone Test
  Equipment            $3,602      93%     $3,387      80%     $3,596      85%


Customer Premise
  Equipment               121       3%        606      14%        287       7%

Other Products and
  Services                160       4%        236       6%        346       8%
                       ------  ------      ------  ------      ------  ------
                       $3,883     100%     $4,229     100%     $4,229     100%
                       ======  ======      ======  ======      ======  ======

           The downsizing of the Regional Bell Operating Companies ("RBOCs") during the past several years has reduced the number of telecom craft personnel who are potential users of the Company's test equipment and, accordingly, the Company's sales. To reduce the impact that has occurred as a result of the downsizing of the RBOCs, through research and development, the Company has begun introducing new products aimed at reducing its dependence on the RBOCs and is entering into new markets, principally the public utility and data industry, for its existing and new products.

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

           In addition, the Company manufactures a line of transmission test equipment used in telephone company central office installations by operating companies, long distance telephone resellers and large companies who own their own networks. Among these products are digital and analog rack-mounted test systems, portable transmission test sets, remote test systems and fiber optic test sets.

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

Methods of Distribution.
------------------------

           The Company presently sells its products through its own regional sales managers and sales representatives who assist the Company's national telephone equipment distributors. Sales managers are presently based in Georgia and California and a sales representative is based in New York. In addition, the Company maintains in-house sales staffs at its facilities in Milpitas, California.

Competition
-----------

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

Raw Materials
-------------

           The  basic  materials  used  in  the  manufacture  of  the  Company's telephone test equipment and telephone station and peripheral telephone equipment consist of electronic components. The Company utilizes many suppliers and is not dependent on any supplier. Its raw materials generally are readily available from numerous suppliers.

Patents and Trademarks
----------------------

           The Company has obtained a number of patents and has a number of trademarks which are used to identify its product lines. No patent or trademark is considered to be material to the Company's overall operations.

           The Company also pays royalties to third parties under arrangements permitting the Company to manufacture various items in its product lines.

Principal Customers
-------------------

           The Company is not dependent upon any single customer. However, North Supply Company, a national distributor of telephone products, accounted for approximately 19% and 16% of the Company's net sales for the years ended June 30, 1997 and 1996, respectively. The Company believes that, should it for any reason lose this distributor, the Company would not be adversely impacted since these sales would be absorbed by other distributors.

Research and Development
------------------------

           The Company is regularly engaged in the design of new products and improvement of existing products for all of its product lines. The amount specifically allocated to research and development activities in fiscal 1997 and 1996, principally salaries, was $238,000 and $284,000, respectively. All research and development is Company-sponsored, except for products designed for the Company by unaffiliated third parties compensated on a royalty basis.

           The Company intends to continue its policy of reviewing potential acquisitions of new product lines, additional products for its existing product lines and the enhancement of its production and distribution capabilities. Such acquisitions could lead to the issuance of notes, use of the general working capital of the Company and/or issuance of shares of the Company's capital stock.

Compliance with Environmental and Other Governmental Laws and Regulations
-------------------------------------------------------------------------

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

Employees
---------

           As at August 31, 1997, the Company had in its employ 30 persons on a full-time basis. Of these, 16 were engaged in production, 3 in engineering, 5 in sales and 6 in administration.

Foreign and Government Sales
----------------------------

           Export sales were approximately $252,000 and $283,000 in fiscal 1997 and 1996, respectively. Such export sales were made principally to Europe, Canada and South America. Most export sales are made primarily through distributors and agents. Foreign sales are affected by the strength of the United States dollar. Revenues from sales to the United States government (none of the contracts relating thereto being subject to renegotiation of profits or termination at the election of the government) are immaterial.

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

ITEM 3.      LEGAL PROCEEDINGS.
-------      ------------------

           Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------      ----------------------------------------------------

           Not applicable.

                                     PART II
                                     -------

ITEM 5.      MARKET FOR THE COMMON
-------      EQUITY AND RELATED STOCKHOLDER MATTERS.
             --------------------------------------

           The Company's Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq Stock Market-Small Cap Market under the symbol MTRO. The following table sets forth the high and low bid prices for the Company's Common Stock for each quarterly period during fiscal 1997 and fiscal 1996, as reported by Nasdaq. The quotations are without retail markups, markdowns or commissions and may not represent actual transactions.

                                     HIGH       LOW

             Fiscal 1997

             First Quarter           1 1/4      1
             Second Quarter          1 1/4      1
             Third Quarter           1 1/4      1 1/16
             Fourth Quarter          1 1/8       5/8

             Fiscal 1996

             First Quarter           1 3/8       13/16
             Second Quarter          1 3/8        7/8
             Third Quarter           1 3/16       3/4
             Fourth Quarter          1 1/4       15/16


           No dividends have been paid on the Company's Common Stock during either of the last two fiscal years.

           As of September 15, 1997 there were approximately 990 holders of record of the Company's Common Stock.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS.
-------       -------------------------------------

           The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

Financial Condition
-------------------

           During the year ended June 30, 1997, cash increased by $86,691. Of the cash generated by operating activities ($101,033), $12,121 was derived from net income and $66,558 was derived from non-cash expenses for depreciation and amortization. Additional cash from operating activities was provided by a reduction in receivables ($165,646) which was offset, in large part, by an increase in inventories ($102,960) to support new products and certain other changes in operating assets and liabilities. Cash of $60,842 was used to purchase capital assets, while $46,500 was raised through the issuance of stock due to the exercise of a stock option. The Company has no commitments for capital expenditures, although it intends to continue to purchase capital assets in the ordinary course of operations. The Company believes that the cash which it expects to generate from operations will be sufficient to meet operational needs for fiscal 1998.

Results of Operations
---------------------

           Net sales were $345,738 (8.2%) lower in fiscal 1997 than in fiscal 1996. Fiscal 1996 sales included non-recurring shipments of CSU/DSU data devices to an interexchange company completed in the last quarter of fiscal 1996. Reference is made to the table on page 3 of this report for information concerning sales by product lines during the three year period ended June 30, 1997. Sales of telephone test equipment increased by $214,508 (6.3%) in fiscal 1997, encompassing all test equipment categories, with transmission test equipment increasing 35.5%, outside plant test sets 3.3% and installer's test sets 1.1%. These increases were attributable to the introduction of new products in each category, which more than offset the decline in sales of mature products. In fiscal 1997, sales of customer premise equipment decreased by $484,579 (80.0%) due to the completion of the CSU/DSU data devices sales discussed above. Sales of miscellaneous products and services decreased by $75,667 (32.1%) principally due to lower foreign sales of headsets and lower sales of spare parts. Price changes in fiscal 1997 were not material to overall sales, as prices, except for some adjustments for outside plant equipment, remained relatively constant.

           The Company's gross profit margin, expressed as a percentage of sales, improved slightly to 37.8% in fiscal 1997 from 37.6% in fiscal 1996, with improvements in material costs (largely due to a change in the product mix of sales), manufacturing overhead expenses (largely due to lower indirect labor costs) offsetting an increase in direct labor costs.

           Selling, general and administrative expenses increased in fiscal 1997 by $63,272 (5.5%) and as a percentage of sales to 31.2% in fiscal 1997 from 27.2% in fiscal 1996. These increases were primarily the result of the hiring of an Executive Vice President whose responsibilities are to reestablish growth in marketing and sales. In addition, there were increases in advertising expenses and royalties and commissions paid by the Company. These increases offset reductions in administrative expenses, consisting mostly of decreases in rent and payroll, due to the consolidation of the administrative and sales functions formerly conducted in New York with those conducted in the Company's Milpitas, California facility.

           Research and development expenses decreased by $45,762 (16.1%) in fiscal 1997 mainly due to lower salaries and payroll expenses resulting from a restructuring in engineering staff.

           Royalties, interest and other income were $4,742 (43.1%) lower in fiscal 1997 than in fiscal 1996 when the sale of some fully depreciated assets produced certain non-recurring other income.

           The provision for income taxes in fiscal 1997 was $13,000, or approximately 51.7% of pre-tax profits, compared to $44,000, or 26.1% of pre-tax profits in fiscal 1996. The provision in fiscal 1997 was higher than the statutory 34% rate due to state taxes, non-deductible charges to earnings, principally goodwill, and other rate adjustments. The provision in fiscal 1996 was lower than the statutory rate due to recognition of deferred tax benefits.

ITEM 7.    FINANCIAL STATEMENTS.
-------    ---------------------

           The following financial statements of the Company are contained on the pages indicated:

                                                                          Page
                                                                          ----

                Report of Independent Certified Public Accountants         10

                Financial Statements:

                    Balance Sheets - June 30, 1997 and 1996                11

                    Statements of Income - years ended                     13
                    June 30, 1997 and 1996

                    Statement of Changes in Stockholders' Equity -         14
                    years ended June 30, 1997 and 1996

                    Statements of Cash Flows - years ended                 15
                    June 30, 1997 and 1996

                    Notes to Financial Statements                          16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






Board of Directors and Stockholders
Metro Tel Corp.

We have audited the accompanying balance sheets of Metro Tel Corp. as of June 30, 1997 and 1996, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metro Tel Corp. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ GRANT THORNTON LLP


San Jose, California
August 20, 1997

                                Metro Tel Corp.

                                 BALANCE SHEETS

                                    June 30,


ASSETS

                                                       1997         1996
                                                       ----         ----
CURRENT ASSETS
 Cash and cash equivalents                        $  498,615   $  411,924
 Trade receivables, net of allowance for
  doubtful accounts of $10,000 in 1997 and 1996      550,457      716,103
 Inventories                                       1,516,339    1,413,379
 Deferred income taxes                                27,000       31,000
 Prepaid expenses and other                           43,696       14,254
                                                  ----------   ----------
     Total current assets                          2,636,107    2,586,660

PROPERTY AND EQUIPMENT - AT COST
 Machinery and equipment                             486,683      470,433
 Furniture and fixtures                               76,883       88,414
 Leasehold improvements                                8,765        8,765
                                                  ----------   ----------
                                                     572,331      567,612
Less accumulated depreciation and amortization       457,671      477,054
                                                  ----------   ----------
                                                     114,660       90,558
                                                  ----------   ----------

OTHER ASSETS
 Goodwill, net of accumulated amortization of
  $399,255 in 1997 and $369,438 in 1996              793,444      823,262
 Other, net                                           10,465       21,562
                                                  ----------   ----------
                                                     803,909      844,824
                                                  ----------   ----------

                                                  $3,554,676   $3,522,042
                                                  ==========   ==========








The accompanying notes are an integral part of these statements.

                                Metro Tel Corp.

                                    June 30,



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          1997       1996
                                                          ----       ----
CURRENT LIABILITIES
 Accounts payable                                    $   212,171    $   209,968
 Accrued liabilities                                     171,880        174,204
 Income taxes payable                                       --           18,886
                                                     -----------    -----------
     Total current liabilities                           384,051        403,038

DEFERRED INCOME TAXES                                      7,000         14,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, $.025 par value,  6,000,000 shares
  authorized,  2,080,296 shares issued and
  2,054,046 shares  outstanding in 1997,
  2,030,296 shares issued and 2,004,046 outstanding
  in 1996                                                 52,007         50,757
 Additional paid-in capital                            2,152,423      2,107,173
 Retained earnings                                     1,027,945      1,015,824
                                                     -----------    -----------
                                                       3,232,375      3,173,754
 Less 26,250 shares of treasury stock - at cost          (68,750)       (68,750)
                                                     -----------    -----------
                                                       3,163,625      3,105,004
                                                     -----------    -----------
                                                     $ 3,554,676    $ 3,522,042
                                                     ===========    ===========















The accompanying notes are an integral part of these statements.

                                Metro Tel Corp.

                              STATEMENTS OF INCOME

                              Year ended June 30,


                                                           1997           1996
                                                           ----           ----
Net sales                                              $ 3,882,818    $ 4,228,556
Cost of goods sold                                       2,413,529      2,638,168
                                                       -----------    -----------

    Gross profit                                         1,469,289      1,590,388

Selling, general and administrative expenses             1,212,361      1,149,089
Research and development                                   238,061        283,823
Interest and other income                                   (6,254)       (10,996)
                                                       -----------    -----------
                                                         1,444,168      1,421,916
                                                       -----------    -----------

    Earnings before provision for income taxes              25,121        168,472

Provision for income taxes                                  13,000         44,000
                                                       -----------    -----------

    NET EARNINGS                                       $    12,121    $   124,472
                                                       ===========    ===========

Earnings per common share                              $       .01    $       .06
                                                       ===========    ===========

Weighted average number of common shares outstanding     2,025,711      2,004,046
                                                       ===========    ===========










The accompanying notes are an integral part of these statements.

Metro Tel Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended June 30, 1997 and 1996

                                Common Stock
                              $.025 Par Value       Additional
                           -----------------------    Paid-in      Retained     Treasury
                             Shares       Amount      Capital      Earnings       Stock         Total
                           ----------   ----------   ----------   ----------   ----------    ----------

Balance at July 1, 1995     2,030,296   $   50,757   $2,107,173   $  891,352   $  (68,750)   $2,980,532

 Net earnings                    --           --           --        124,472         --         124,472
                           ----------   ----------   ----------   ----------   ----------    ----------

Balance at June 30, 1996    2,030,296       50,757    2,107,173    1,015,824      (68,750)    3,105,004

 Net earnings                    --           --           --         12,121         --          12,121

 Stock option exercised        50,000        1,250       45,250         --           --          46,500
                           ----------   ----------   ----------   ----------   ----------    ----------

Balance at June 30, 1997    2,080,296   $   52,007   $2,152,423   $1,027,945   $  (68,750)   $3,163,625
                           ==========   ==========   ==========   ==========   ==========    ==========














The accompanying notes are an integral part of this statement.

                                Metro Tel Corp.

                            STATEMENTS OF CASH FLOWS

                              Year ended June 30,



                                                           1997         1996
                                                           ----         ----

Cash flows from operating activities:
 Net earnings                                          $  12,121    $ 124,472
 Adjustments to reconcile net earnings to net cash
  provided by operating activities
   Depreciation and amortization                          66,558       72,158
   Deferred income taxes                                  (3,000)     (17,000)
   Gain on disposition of fixed assets                      --         (3,562)
   Allowance for doubtful accounts                          --        (10,000)
   (Increase) decrease in operating assets:
    Trade receivables                                    165,646     (107,822)
    Inventories                                         (102,960)      85,183
    Prepaid expenses and other assets                    (18,345)       1,887
   Increase (decrease) in operating liabilities:
    Accounts payable                                       2,203       13,590
    Accrued liabilities                                   (2,324)      20,048
    Income taxes payable                                 (18,866)     (12,099)
                                                       ---------    ---------
     Net cash provided by operating activities           101,033      166,855

Cash flows from investing activities:
 Capital expenditures                                    (60,842)     (52,088)

Cash flows from financing activities:
 Issuance of common stock                                 46,500         --
                                                       ---------    ---------

     NET INCREASE IN CASH AND CASH EQUIVALENTS            86,691      114,767
                                                       ---------    ---------

Cash and cash equivalents at beginning of year           411,924      297,157
                                                       ---------    ---------

Cash and cash equivalents at end of year               $ 498,615    $ 411,924
                                                       =========    =========

Supplemental  disclosures  of cash flow  information:
 Cash paid during the year for:
  Income taxes                                         $  60,127    $  77,486





The accompanying notes are an integral part of these statements.

                                 METRO TEL CORP.

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996



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

    3.  Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives (generally 5 to 10 years), on a straight-line basis. Depreciation and amortization of property and equipment was $36,740 and $34,140 in fiscal 1997 and 1996, respectively.

    4.  Goodwill

        Goodwill, representing cost in excess of the book value of net assets acquired, is being amortized on a straight-line basis over a period of 40 years. On an ongoing basis, management reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related assets.

    5.  Income Taxes

        Deferred income taxes are recognized for temporary differences between the financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance would be established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in the statement of income in the period that includes the enactment date.


                                      -16

                                 METRO TEL CORP.

                             JUNE 30, 1997 AND 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    6.  Earnings Per Common Share

        Earnings per common share is based upon the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are included in the weighted average number of common shares outstanding when their effect is dilutive.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a significant impact to its reported results.

    7. Cash Equivalents

       The Company considers certificates of deposit and time deposits with original maturities of three months or less to be cash equivalents for purposes of the statements of cash flows.

    8. Principal Customers

       The Company sells its products principally to companies in the telecommunications industry and to distributors, with its credit risk being dependent on the economic conditions of the industry and generally prevailing economic conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral. Approximately 40% of the Company's trade receivables were concentrated with three customers at June 30, 1997, with sales to one distributor representing approximately 19% of net sales during fiscal 1997. Approximately 31% of the Company's trade receivables were concentrated with three customers at June 30, 1996, with sales to two distributors representing approximately 28% of net sales during fiscal 1996.

    9. Use of Estimates

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

                                 METRO TEL CORP.

                             JUNE 30, 1997 AND 1996




NOTE B - INVENTORIES

The components of inventories are summarized as follows:

                                                          June 30,
                                                   --------------------------
                                                   1997                  1996
                                                   ----                  ----

                   Raw materials              $  692,368            $  644,520
                   Work-in-process               232,818               313,273
                   Finished goods                591,153               455,586
                                              ----------            ----------

                                              $1,516,339            $1,413,379
                                              ==========            ==========


NOTE C - STOCK OPTIONS

    The Company has in effect a 1991 Stock Option Plan and a 1994 Non-Employee Director Stock Option Plan which authorize the grant of options to purchase 350,000 shares of the Company's common stock to key management employees of the Company and members of the Company's Board of Directors, respectively. The plans provide that option prices will not be less than the fair market value per share on the date the option is granted. Accordingly, no compensation cost has been recognized for options granted under the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced in fiscal 1997 to the pro forma amounts indicated below. Pro forma amounts for 1997 and 1996 may not be indicative of pro forma results in future periods because the pro forma amounts below do not include pro forma compensation cost for options granted prior to fiscal 1996.

                                        1997         1996
                                     ----------   -----------
                   Net earnings
                       As reported   $   12,121   $   124,472
                       Pro forma     $    2,087   $   124,472
                   Per share
                       As reported   $     0.01   $      0.06
                       Pro forma     $     0.00   $      0.06

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 1997 (there were no grants in 1996): no expected dividends; expected volatility of 90%; risk-free interest rate of 5.9%; and expected lives of 4 years.

    In addition, in each of June 1991 and May 1993, the Company granted stock options to purchase 30,000 shares of its common stock to nonemployee directors at an exercise price of $1.19 and $1.00 per share, respectively, the fair market values on the dates of grant. These options were not granted pursuant to the Company's stock option plans. The remaining options to purchase 40,000 shares are exercisable over a ten-year period.
    Options for 20,000 shares expired in May 1996.

                                 METRO TEL CORP.

                             JUNE 30, 1997 AND 1996



NOTE C - STOCK OPTIONS (CONTINUED)

    A summary of the status of the Company's stock options plans, along with grants to non-employee directors prior to the 1994 Plan, as of June 30, 1997 and 1996, and changes during the years ending on those dates is presented below.

                                                   1997                1996
                                            ------------------   ------------------
                                                      WEIGHTED             WEIGHTED
                                                      AVERAGE              AVERAGE
                                                      EXERCISE             EXERCISE
                                            SHARES     PRICE     SHARES     PRICE
                                            ------     -----     ------     -----
Outstanding at beginning of year            231,000    $0.98    306,000    $   1.00
Granted                                      90,000     0.90       --       --
Exercised                                   (50,000)    0.93       --       --
Canceled                                    (46,000)    0.85    (75,000)       1.04
                                            225,000    $0.98    231,000    $   0.98
                                            -------    -----    -------    --------
Weighted average fair value of options
    granted during the year                            $0.65               $--

-----------------------------------------

    The following information applies to options outstanding at June 30, 1997:

       Range of exercise prices                             $0.81-$1.19
       Options outstanding                                      225,000
       Weighted average exercise price                            $0.98
       Weighted average remaining contractual life (years)            9
       Options exercisable                                      195,000
       Weighted average exercise price                            $0.98


NOTE D - INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

                                                    June 30,
                                              -------------------
                                              1997           1996
                                              ----           ----
          Current
              Federal                      $   11,000     $    53,000
              State                             5,000           8,000
          Deferred                             (3,000)        (17,000)
                                           ----------     -----------

                                           $   13,000     $    44,000
                                           ==========     ===========

                                 METRO TEL CORP.

                             JUNE 30, 1997 AND 1996


NOTE D - INCOME TAXES (CONTINUED)

    The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:
                                                       June 30,
                                                 -------------------
                                                 1997           1996
                                                 ----           ----
          Deferred tax assets (liabilities)
              Inventory capitalization        $   15,500     $    20,000
              Vacation accrual                     8,500           7,000
              Trade receivables                    3,000           4,000
              Depreciation                        (7,000)        (14,000)
                                              ----------     -----------
                                                  20,000          17,000
          Valuation allowance                        -               -
                                              ----------     ---------

                 Net deferred tax asset       $   20,000     $    17,000
                                              ==========     ===========

    The following is a reconciliation of the provision for income taxes to the Federal statutory income tax rate:

                                                           June 30,
                                                  -------------------------
                                                     1997           1996
                                                  ----------     ----------

          Federal statutory rate                       34.0%           34.0%
          State taxes, net of Federal benefit           6.5             4.7
          Amortization of goodwill                     13.2             6.0
          Effect of graduated Federal tax rates       (11.9)           (4.9)
          Change in valuation allowance                 -             (10.1)
          Other, net                                    9.9            (3.6)
                                                  ---------      ----------

                                                       51.7%           26.1%
                                                  =========      ==========


NOTE E - ACCRUED LIABILITIES

    Accrued liabilities are summarized as follows:

                                                     June 30,
                                               -------------------
                                               1997           1996
                                               ----           ----

          Payroll and employee benefits     $   80,934     $    75,017
          Profit-sharing contributions          49,589          50,709
          Accrued professional fees             36,000          35,000
          Other                                  5,357          13,478
                                            ----------     -----------

                                            $  171,880     $   174,204
                                            ==========     ===========

                                 METRO TEL CORP.

                             JUNE 30, 1997 AND 1996



NOTE F - EMPLOYEE BENEFIT PLANS

    The Company maintains a profit-sharing plan which covers substantially all employees. Annual contributions, which are determined at the discretion of the Board of Directors, were $49,589 in fiscal 1997 and $50,709 in fiscal 1996.

    The Company also maintains a 401(k) retirement plan which covers substantially all employees and provides for voluntary employee contributions with employer matching contributions up to 2% of the employee's compensation. The Company's matching contribution for this 401(k) retirement plan was $19,000 for both fiscal 1997 and 1996.


NOTE G - COMMITMENTS AND CONTINGENCIES

    Leases
    ------

    The Company occupies a manufacturing and warehouse facility in California pursuant to a noncancelable operating lease expiring in March 1999. This lease does not contain a renewal option. The approximate minimum rental commitment under this lease, at June 30, 1997, is summarized as follows:

       Year ending June 30,

            1998                                    $  116,000
            1999                                        87,000
                                                    ----------
                                                    $  203,000
                                                    ==========

    Rent expense charged to operations (including rent under a noncancelable lease for an office facility in New York which expired in February 1997) was $147,000 and $167,000 for fiscal 1997 and 1996, respectively.

    Employment Agreements
    ---------------------

    The Company is obligated under an employment agreement, expiring June 30, 2001, with an officer to pay $173,000 per annum. The Company is also a party to an employment arrangement with another executive officer pursuant to which he received $94,711 in fiscal 1997, is receiving a salary of $150,000 per annum since July 1, 1997 and may receive bonuses in fiscal 1998 if sales reach certain levels.

    Royalty Agreement
    -----------------

    The Company is presently obligated pursuant to a royalty agreement to pay the greater of 10% of sales of certain products or $75,000 per year. Payments were $79,800 and $75,000 for fiscal 1997 and 1996, respectively. The Company is also obligated pursuant to a second royalty agreement to pay 10% of annual sales of certain other products. Payments were $27,000 and $13,000 for fiscal 1997 and 1996, respectively.

                                 METRO TEL CORP.

                             JUNE 30, 1997 AND 1996


NOTE H - EXPORT SALES

    Export sales were approximately $242,000 and $257,000 in fiscal 1997 and 1996, respectively.

ITEM 8.    CHANGES IN AND  DISAGREEMENTS  WITH
------     ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
           ---------------------------------------------------

           Not applicable.


                                    PART III
                                    --------

ITEM 9.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS AND CONTROL
------     PERSONS;  COMPLIANCE  WITH  SECTION  16(A) OF THE EXCHANGE ACT.
           ---------------------------------------------------------------

           The following information is presented with respect to the background of each of the directors and executive officers of the Company:

           Venerando J. Indelicato, 64, has been President and Treasurer of the Company for more than the past five years. Mr. Indelicato has been a director of the Company since 1966.

           Richard A. Wildman, 43, has been Executive Vice President of the Company since September 1996. For more than five years prior to joining the Company, Mr. Wildman served in various sales and marketing capacities with AT&T Corp., most recently directing its western phone store operations.

           Lloyd Frank, 72, has been a member of the law firm of Parker Chapin Flattau & Klimpl for more than the past five years. Mr. Frank has been a director of the Company since 1977. The Company retained Parker Chapin Flattau & Klimpl during the Company's last fiscal year and is retaining that firm during the Company's current fiscal year. Mr. Frank is also a director of Park Electrochemical Corp.

           Michael Michaelson, 74, has been an independent publishing and marketing consultant for more than the past five years. Mr. Michaelson has been a director of the Company since 1978.

           Michael Epstein, 59, has been an independent investor since December 1993. For more than five years prior thereto Mr. Epstein was an investment banker with the investment banking firm of Allen & Company Incorporated.

           There are no family relationships among any of the directors and executive officers of the Company. All directors serve until the next annual meeting of stockholders (scheduled to be held on or about November 5, 1997) and until the election and qualification of their respective successors. All officers serve at the pleasure of the Board of Directors.

           The following information is presented with respect to the background of each person who is not an executive officer but who is expected to make a significant contribution to the Company:

           Howard  Perera,   45,  has  served  as  the  Company's   Director  of
Engineering, engaged in the design and development of new products since joining the Company in September

1993. For approximately five years prior to joining the Company, Mr. Perera served as a product manager for DCM Corp.

           Jon D. Robinette, 40, has, since July 1995, served as General Manager of the Company, responsible for managing and coordinating operations in the Company's Milpitas, California facility. Prior thereto, Mr. Robinette served as Operations Manager for the Company from October 1984.

ITEM 10.    EXECUTIVE COMPENSATION.
--------    -----------------------

           The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation l4A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------    ---------------------------------------------------------------

           The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation l4A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------    -----------------------------------------------

           The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation l4A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

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

3(b)(1) Copy of By-Laws of the Company (Exhibit 3(b)(1) to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996, File No. 0-9040).

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

*10(b)(2)+     Letter  agreement  dated  August 29, 1996 between the Company and
               Richard A. Wildman.

10(c)(1)+      The  Company's  1991 Stock Option Plan  (Exhibit  10(c)(1) to the
               Company's  Annual  Report on Form  10-KSB for the year ended June
               30, 1996, File No. 0-9040).

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

*27            Financial Data Schedule.

--------------------
* Filed herewith. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

+    Management contract or compensatory plan or arrangement.

           (b)        Reports on Form 8-K

           No Reports on Form 8-K were filed by the Company during the last fiscal quarter of the Company's fiscal year ended June 30, 1997. Following the close of the fiscal year, the Company filed a Current Report on Form 8-K dated (Date of earliest event reported) August 4, 1997 reported Item 5 (Other Events) and Item 7. No financial statements were filed with that Report.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 METRO-TEL CORP.

Dated:  September 26, 1997

                                                 By: VENERANDO J. INDELICATO
                                                    ---------------------------
                                                       Venerando J. Indelicato,
                                                         President

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                    CAPACITY                  DATE
          ---------                    --------                  ----

/s/ VENERANDO J. INDELICATO        President, Treasurer     September 26, 1997
---------------------------        (Principal Executive,
Venerando J. Indelicato            Financial and Accounting
                                   Officer) and Director


/s/ MICHAEL EPSTEIN                Director                 September 26, 1997
---------------------------
Michael Epstein


/s/ LLOYD FRANK                    Director                 September 26, 1997
---------------------------
Lloyd Frank


/s/ MICHAEL MICHAELSON             Director                 September 26, 1997
---------------------------
Michael Michaelson

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                              Description
------                              -----------

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

3(a)(3) Copy of Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983. (Exhibit 3(a)(3) to the Company's Annual Report on Form 10- KSB for the year ended June 30, 1995, File No. 0-9040).

3(a)(4) Copy of Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986. (Exhibit 3(a)(4) to the Company's Annual Report on Form 10- KSB for the year ended June 30, 1995, File No. 0-9040).

3(a)(5) Copy of Certificate of Change of Location of Registered Office and Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986. (Exhibit 3(a)(5) to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995, File No. 0-9040).

3(b)(1) Copy of By-Laws of the Company. (Exhibit 3(b)(1) to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996, File No. 0-9040).

10(a)(1) Lease dated April 1, 1991 between the Company and CB Institutional Fund VII with respect to the Company's facilities at 240 South Milpitas Boulevard, Milpitas, California. (Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-9040).

10(b)(1)(i)       Employment  Agreement  dated July 1, 1981  between the Company and  Venerando  J.  Indelicato.  (Exhibit  10(b)(1)(i)  to the
                  Company's  Annual  Report  on Form 10- KSB for the year  ended
                  June 30, 1995, File No. 0-9040).

10(b)(1)(ii)+     Amendment No. 1 dated July 1, 1983 to the Employment Agreement dated  July 1, 1981  between  the  Company  and  Venerando  J.
                  Indelicato.  (Exhibit  10(b)(1)(ii)  to the  Company's  Annual
                  Report on Form 10-KSB for the year ended June 30,  1995,  File
                  No. 0-9040).

*10(b)(2)+        Letter agreement dated August 29, 1996 between the Company and
                  Richard A. Wildman.

10(c)(1)+         The Company's 1991 Stock Option Plan. (Exhibit 10(c)(1) to the
                  Company's Annual Report on Form 10-KSB for the year ended June
                  30, 1996, File No. 0-9040).

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

*27               Financial Data Schedule.

--------------------
* Filed herewith. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

+    Management contract or compensatory plan or arrangement.