Form 10KSB
period 1997-09-30
METRO TEL CORP
filed 1997-11-12
CIK 65312

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

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

      Common Stock, $.025 par value per share - 2,054,046 shares outstanding as of November 12, 1997
===========================================================================
Metro Tel Corp.
Statement of Operations
(Unaudited, Note A)

                                                 For the three months
                                                  ended September 30,
                                                 1997            1996

Net Sales                                     $ 1,046,628   $1,016,250


Cost of goods sold                                633,406      626,614
____________________________________________________________________________
   Gross Profit                                   413,222      389,636
____________________________________________________________________________
Selling, general and
   administrative
   expenses                                       311,323      280,385

Research & development                             56,129       68,603
Interest and other income                          (2,785)      (1,372)
____________________________________________________________________________
                                                  364,667      347,616

Earnings (loss) before provision
  for income taxes                                 48,555       42,020
Provision (credit) for
  income taxes                                     19,400       16,800
____________________________________________________________________________
      Net Earnings                              $  29,155    $  25,220
============================================================================
Earnings  per common
   share (Note B)                               $     .01    $     .01
============================================================================
Weighted average number
   of shares
   outstanding (Note B)                         2,054,046    2,004,046
============================================================================

Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

ASSETS

                                         September 30,            June 30,
                                             1997                   1997

Current Assets
   Cash and cash equivalents           $  383,930               $  498,615
   Accounts receivable, net               622,058                  550,457
   Inventories                          1,607,157                1,516,339
   Prepaid expenses and other              52,776                   43,696
   Deferred income taxes                   27,000                   27,000
____________________________________________________________________________
   Total current assets                 2,692,921                2,636,107

Property and equipment - at cost
   Machinery and equipment                500,237                  486,683
   Furniture and fixtures                  76,927                   76,883
   Leasehold Improvements                   8,765                    8,765
__________________________________________________________________________
                                          585,929                  572,331
   Less accumulated depreciation          467,667                  457,671
__________________________________________________________________________
                                          118,262                  114,660

Other assets
   Goodwill, net of accumulated
     amortization of $406,709
     on September 30, 1997 and
     $399,255 on June 30, 1997            785,990                  793,444
   Other, net                              10,134                   10,465
____________________________________________________________________________
                                          796,124                  803,909

                                       $3,607,307               $3,554,676
==========================================================================

Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

LIABILITIES AND
STOCKHOLDERS' EQUITY

                                       September 30,          June 30,
                                           1997                 1997

Current Liabilities
   Accounts payable                    $  160,483               $  212,171
   Accrued liabilities                    247,044                  171,880
_____________________________________________________________________________
    Total current liabilities             407,527                  384,051

Deferred Income Taxes                        7,000                    7,000

Stockholders' Equity
   Preferred stock, $1 par value,
      200,000 shares authorized,
      none issued or outstanding
  	Common stock, $.025 par value,
      6,000,000 shares authorized,
	     2,080,296 shares issued,
      2,054,046 shares outstanding         52,007                   52,007
   Additional paid-in capital           2,152,423                2,152,423
   Retained earnings                    1,057,100                1,027,945
_____________________________________________________________________________
                                        3,261,530                3,232,375

   Less 26,250 shares of treasury
      stock - at cost                     (68,750)                 (68,750)
_____________________________________________________________________________
                                        3,192,780                3,163,625
_____________________________________________________________________________
                                       $3,607,307               $3,554,676

=============================================================================

Metro Tel Corp.
Statements of Cash Flows
(Unaudited, Note A)

                                             For the three months ended
                                                     September 30,
                                               1997               1996

Cash flows from operating activities:
   Net earnings                           $     29,155         $   25,220
   Adjustments to reconcile net earnings
     to cash provided by operating
     activities
       Depreciation and amortization            17,781             16,147
       (Increase) decrease in operating assets:
          Accounts receivable                  (71,601)           214,740
          Inventories                          (90,818)          (139,816)
          Prepaid expenses and other            (9,080)           (30,390)

       Increase (decrease) in operating
          liabilities:
       Accounts payable                        (51,688)           (50,625)
       Accrued liabilities                      75,164            (56,873)
       Income taxes payable                                       (14,127)
____________________________________________________________________________
          Net cash (used) provided
           by operating activities            (101,087)           (35,724)
____________________________________________________________________________
Cash flows from investing  activities:
    Capital expenditures                       (13,598)            (8,226)
____________________________________________________________________________

          Net (decrease) in cash
          and cash equivalents                (114,685)           (43,950)

Cash and cash equivalents at beginning
    of year                                    498,615            411,924
____________________________________________________________________________
Cash and cash equivalents at end of
   period                                 $    383,930       $    367,974
============================================================================
Supplement disclosures of cash flow
  information
   Cash paid during the period for
      Income taxes                               -            $    29,540
[FN]
                             METRO TEL CORP.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

Note B - Earnings Per Common Share: Earnings per common share is based upon the weighted average number of shares of common stock outstanding during the year. Stock options have not been included in the calculation since their inclusion would not be materially dilutive.









                 Management's Discussion and Analysis of
               Financial Condition and Results of Operation

Liquidity and Capital Resources

     During the three month period ended September 30, 1997, cash decreased by $114,685. The decrease included $101,087 used by operating activities and $13,598 used to purchase capital assets. Cash generated for operations by profits ($29,155) and depreciation ($17,781) were used to support changes in operating assets and liabilities, primarily increases in inventories ($90,818), accounts receivable ($71,601) and accrued expenses ($75,164), and a decrease in accounts payable ($51,688). The Company believes that the cash which it expects to generate from operations and its existing cash will be sufficient to meet operational needs.

Results of Operations

     Net sales increased by $30,378 (3.0%) in the first quarter of fiscal
1998 from the same period in fiscal 1997. The increase in sales during the first quarter was mainly due to increases in foreign sales of telephone test equipment and an increase in new test equipment sales to the Regional Bell Operating Companies (RBOCs). Prices remained constant during the period.
Sales of telephone test equipment increased by $44,410 (4.7%) in the first quarter of fiscal 1998 from the same period in fiscal 1997, with increases in sales of installers's test sets (15.2%) being offset partially by decreases in sales of outside plant test sets (2.6%) and transmission test equipment (19.8%). Sales of customer premise equipment decreased by $17,022 (46.2%) during the first three months of fiscal 1998 when compared to the same period of fiscal 1997, mainly due to a reduction in the sale of dialers. Sales of miscellaneous products, parts and repairs increased by $2,990 (7.5%).

     The Company's gross profit margin, expressed as a percentage of sales, improved to 39.5% for the first quarter of fiscal 1998 from 38.3% for the same period of fiscal 1997. The improvement was mainly due to the increased level of sales which permitted the Company to better absorb its fixed expenses and to a slight reduction in labor costs.

     Selling, general and administrative expenses increased during the first quarter of fiscal 1998 by $30,938 (11.0%) and as a percentage of sales to 29.7% from 27.6% during the first quarter of fiscal 1997. The increase, which was mainly in selling expenses (58.4%), consisted of increases in advertising (172.1%), royalties and commissions (69.3%) and payroll (71.2%). These increases offset decreases in general and adminstrative expenses (14.2%) due principally to the closing of the Company's Jericho, NY office in January 1997.

     Research and development expenses decreased by $10,727 (15.6%) in the first quarter of fiscal 1998 compared to the same period of fiscal 1997 mainly due to payroll reductions associated with staff changes.



                        PART 11 - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

            At the Company's 1997 Annual Meeting of Stockholders held on November 5, 1997, stockholders re-elected the Company's existing Board of Directors by the following votes:

                                            For             Withheld
Michael Epstein                          1,454,098           6,763

Lloyd Frank                              1,454,169           6,692

Venerando J. Indelicato                  1,455,923           4,938

Michael Michaelson                       1,456,810           4,051

Item 7.     Exhibits and Reports on Form 8-K

    (a)     Exhibits

            27.  Financial Data Schedule

    (b)     Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                          SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METRO-TEL CORP.

Date:  November 12, 1997            By: Venerando J. Indelicato
                                       President, Treasurer and
                                       Principal Financial and
                                       Chief Accounting Officer


                             EXHIBIT INDEX

Exhibit Number           Description

     27     Financial Data Schedule