Form 10QSB
period 1996-12-31
METRO TEL CORP
filed 1998-02-11
CIK 65312

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1997

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

      Common Stock, $.025 par value per share - 2,054,046 shares outstanding as of February 11, 1998


Metro Tel Corp.
Statement of Operations
(Unaudited, Note A)

                            For the six months     For the three months
                            ended December 31,     ended December 31,

                           1997         1996         1997        1996
____________________________________________________________________________
Net sales               $2,019,042   $1,752,930   $  972,414   $  736,680

Cost of goods sold       1,249,778    1,131,990      616,372      505,376
____________________________________________________________________________
      Gross profit         769,264      620,940      356,042      231,304
____________________________________________________________________________

Selling, general, and
 administrative expenses   630,137      589,913      318,814      309,528
Research and development   112,189      132,095       56,060       63,492
Interest and other income   (5,355)      (2,670)      (2,570)      (1,298)
____________________________________________________________________________
                           736,971      719,338      372,304      371,722
____________________________________________________________________________
Earnings (loss) before
 provision (credit) for
 income taxes               32,293      (98,398)     (16,262)    (140,418)
Provision (credit) for
 income taxes               12,900      (39,400)      (6,500)     (56,200)
____________________________________________________________________________
   Net earnings (loss)   $  19,393    $ (58,998)    $ (9,762)   $ (84,218)
============================================================================
Earnings (loss) per
 common share (Note B)   $     .01    $    (.03)    $     -     $    (.04)
==========================================================================
Weighted average number
 of shares outstanding
 (Note B)                2,054,046    2,004,046    2,054,046    2,004,046
============================================================================


Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

ASSETS
____________________________________________________________________________
                                       December 31,               June 30,
                                           1997                     1997
____________________________________________________________________________
Current Assets
   Cash and cash equivalents           $  410,840               $  498,615
   Accounts receivable, net               484,614                  550,457
   Inventories                          1,615,356                1,516,339
   Prepaid expenses and other              40,960                   43,696
   Deferred income taxes                   27,000                   27,000
____________________________________________________________________________
   Total current assets                 2,578,770                2,636,107

Property and equipment - at cost
   Machinery and equipment                510,737                  486,683
   Furniture and fixtures                  76,927                   76,883
   Leasehold improvements                   8,765                    8,765
____________________________________________________________________________
                                          596,429                  572,331
   Less accumulated depreciation          477,563                  457,671
____________________________________________________________________________
                                          118,866                  114,660

Other assets
   Goodwill, net of accumulated
     amortization of $414,164
     on December 31, 1997 and
     $399,256 on June 30, 1997            778,536                  793,444
   Other, net                               9,805                   10,465
____________________________________________________________________________
                                          788,341                  803,909
---------------------------------------------------------------------------
                                       $3,485,977               $3,554,676
==========================================================================

Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

LIABILITIES AND
STOCKHOLDERS' EQUITY
____________________________________________________________________________
                                       December 31,              June 30,
                                           1997                    1997
____________________________________________________________________________
Current Liabilities
   Accounts payable                    $  121,986               $  212,171
   Accrued liabilities                    173,973                  171,880
_____________________________________________________________________________
    Total current liabilities             295,959                  384,051

Defrred Income Taxes                        7,000                    7,000

Stockholders' Equity
   Preferred stock, $1 par value,
      200,000 shares authorized,
      none issued or outstanding
  	Common stock, $.025 par value,
      6,000,000 shares authorized,
	     2,080,296 shares issued,
      2,054,046 shares outstanding         52,007                   52,007
   Additional paid-in capital           2,152,423                2,152,423
   Retained earnings                    1,047,338                1,027,945
_____________________________________________________________________________
                                        3,251,768                3,232,375

   Less 26,250 shares of treasury
      stock - at cost                     (68,750)                 (68,750)
_____________________________________________________________________________
                                        3,183,018                3,163,625
_____________________________________________________________________________
                                       $3,485,977               $3,554,676

=============================================================================

Metro Tel Corp.
Statements of Cash Flows
(Unaudited, Note A)
____________________________________________________________________________
                                             For the six months ended
                                                    December 31,
                                               1997               1996
____________________________________________________________________________
Cash flows from operating activities
   Net earnings (loss)                    $     19,393         $  (58,998)
   Adjustments to reconcile net earnings
     to cash provided by operating
     activities
       Depreciation and amortization            35,460             32,292
       (Increase) decrease in operating assets
          Accounts receivable                   65,843            240,204
          Inventories                          (99,017)          (120,048)
          Prepaid expenses and other             2,736           (103,426)

       Increase (decrease) in operating
          liabilities
       Accounts payable                        (90,185)           (88,580)
       Accrued liabilities                       2,093            (40,365)
       Income taxes payable                        -              (18,866)
____________________________________________________________________________
          Net cash (used)
           by operating activities             (63,677)          (157,787)
____________________________________________________________________________
Cash flows from investing  activities
    Capital expenditures                       (24,098)           (34,339)
____________________________________________________________________________
          Net (decrease) in cash
          and cash equivalents                 (87,775)          (192,126)

Cash and cash equivalents at beginning
    of year                                    498,615            411,924
____________________________________________________________________________
Cash and cash equivalents at end of
   period                                 $    410,840       $    219,787
============================================================================
Supplement disclosures of cash flow
  information
   Cash paid during the period for
      Income taxes                         $      -          $    60,627

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



                 Management's Discussion and Analysis of
               Financial Condition and Results of Operation

Liquidity and Capital Resources

     During the three month period ended December 31, 1997, cash decreased by $87,775. The decrease resulted from $63,677 used by operating activities and $24,098 used in investing activities to purchase capital assets. Cash generated for operations by profits ($19,393), depreciation ($35,460) and reductions in accounts receivables ($65,843) and prepaid expenses ($2,736) were used to support increases in inventory ($99,017), accrued liabilities ($2,093) and reduce accounts payable ($90,185). The Company believes that the cash it expects to generate from operations will be sufficient to meet operational needs in the forseeable future.

Results of Operations

     Net sales for the three and six month periods ended December 31, 1997 increased by $235,734 (32.0%) and $266,112 (13.2%), respectively, from the comparable periods of a year ago. The increase in sales for both fiscal 1998 reported periods was mainly due to increases in foreign sales of telephone test equipment and an increase in new test equipment sales to Regional Bell Operating Companies. Prices remained constant, however the Company intends to implement selected price increases in the third quarter of fiscal 1998. Sales of telephone test equipment increased by $239,398 (35.7%) for the three month period and $283,808 (17.6%) for the six month period ended December 31, 1997 over to the same periods of a year ago. Sales of customer premise equipment for the second quarter and the first half of fiscal 1998 decreased by $12,425 (42.8%) and $29,447 (44.7%), respectively, from the same perods of fiscal 1997. The reduction in both periods was mainly due to a reduction in sales of dialers. Sales of spare parts and repairs increased for, the three month and six month periods by $8,761 (23.8%) and $11,751 (15.3%), respectively, from the three and six month periods of fiscal 1997.

     The Company's gross profit margin, expressed as a percentage of sales, improved to 38.1% for the six month period of fiscal 1998 from 35.4% for the same period of fiscal 1997. Gross profit margin for the second quarter of fiscal 1998 increased to 36.6% from 31.3% for the same period of fiscal 1997. The improvement for both periods was mainly due to the increase in sales which enabled the Company to better absorb its fixed expenses.

     Selling, general and administrative expenses increased by $40,224 (6.8%) and $9,286 (3.0%) for the three and six month periods, respectively, in fiscal 1998 over the comparable fiscal 1997 periods. The increases were mainly due to increased selling expenses which offset reductions in administrative costs. For the six month period selling expenses increased by 29.0% mainly due to increases in advertising, commissions, royalties and salaries. These expenses were partially offset by a reduction in administrative expenses (8.3)%. For the three month period sales expenses increased by 8.7% due to increases in commissions, royalties and salaries, partially offset by a reduction in administrative expenses (1.8%).

     Research and development expenses decreased by $19,906 (15.1%) and $7,432 (11.7%) for the six and three month periods, respectively, in fiscal 1998 from the comparable fiscal 1997 periods due to decreases in payroll and payroll expenses associated with staff changes.

Interest and other income increased by $2,685 (100.6%) and $1,272 (98.0%) for the six and three month periods in fiscal 1998 from the same periods in fiscal 1997 due to increased cash balances.

The effective tax rate for each reported period was approximately 40%.


                        PART 11 - OTHER INFORMATION


Item 7.     Exhibits and Reports on Form 8-K

    (a)     Exhibits

            27.  Financial Data Schedule

    (b)     Reports on Form 8-K

            No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                          SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METRO-TEL CORP.

Date:  February 11, 1998           By: Venerando J. Indelicato
                                       President, Treasurer and
                                       Principal Financial and
                                       Chief Accounting Officer


                             EXHIBIT INDEX

Exhibit Number           Description


     27     Financial Data Schedule