Form 10QSB
period 1998-03-31
METRO TEL CORP
filed 1998-05-14
CIK 65312

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

      Common Stock, $.025 par value per share - 2,054,046 shares outstanding as of May 13, 1998


Metro Tel Corp.
Statement of Operations
(Unaudited, Note A)

                            For the nine months     For the three months
                            ended March 31,            ended March 31,

                           1998         1997         1998        1997
____________________________________________________________________________
Net sales               $2,792,021   $2,821,220   $  772,979   $1,068,290

Cost of goods sold       1,777,550    1,761,387      527,772      629,397
____________________________________________________________________________
      Gross profit       1,014,471    1,059,833      245,207      438,893
____________________________________________________________________________

Selling, general, and
 administrative expenses   921,365      899,713      291,228      309,800
Research and development   171,137      184,075       58,948       51,980
Interest and other income   (7,704)      (4,362)      (2,349)      (1,692)
____________________________________________________________________________
                         1,084,798    1,079,426      347,827      360,088
____________________________________________________________________________
Earnings (loss) before
 provision (credit) for
 income taxes              (70,327)      (19,593)   (102,620)      78,805
Provision (credit) for
 income taxes              (28,100)       (7,800)    (41,000)      31,600
____________________________________________________________________________
   Net earnings (loss)   $ (42,227)   $  (11,793)   $(61,620)   $  47,205
============================================================================
Basic (loss) earnings per
 common share (Note B)   $    (.02)    $    (.01)    $  (.03)     $   .02
===========================================================================
Diluted (loss) earnings per
 common share (Note B)   $    (.02)    $    (.01)    $  (.03)     $   .02
==========================================================================
Weighted average number
 of shares outstanding
 (Note B)                2,054,046     2,015,157    2,054,046   2,037,379
============================================================================


Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

ASSETS
____________________________________________________________________________
                                         March 31,               June 30,
                                           1998                    1997
____________________________________________________________________________
Current Assets
   Cash and cash equivalents           $  346,052               $  498,615
   Accounts receivable, net               433,042                  550,457
   Inventories                          1,649,919                1,516,339
   Prepaid expenses and other              83,247                   43,696
   Deferred income taxes                   27,000                   27,000
____________________________________________________________________________
   Total current assets                 2,539,260                2,636,107

Property and equipment - at cost
   Machinery and equipment                563,731                  486,683
   Furniture and fixtures                  76,927                   76,883
   Leasehold improvements                   8,765                    8,765
____________________________________________________________________________
                                          649,423                  572,331
   Less accumulated depreciation          487,460                  457,671
____________________________________________________________________________
                                          161,963                  114,660

Other assets
   Goodwill, net of accumulated
     amortization of $421,618
     on March 31, 1998 and
     $399,256 on June 30, 1997            771,082                  793,444
   Other, net                               9,676                   10,465
____________________________________________________________________________
                                          780,758                  803,909
---------------------------------------------------------------------------
                                       $3,481,981               $3,554,676
==========================================================================

Metro Tel Corp.
Balance Sheets
(Unaudited, Note A)

LIABILITIES AND
STOCKHOLDERS' EQUITY
____________________________________________________________________________
                                         March 31,              June 30,
                                           1998                   1997
____________________________________________________________________________
Current Liabilities
   Accounts payable                    $  133,614               $  212,171
   Accrued liabilities                    219,969                  171,880
_____________________________________________________________________________
    Total current liabilities             353,583                  384,051

Defrred Income Taxes                        7,000                    7,000

Stockholders' Equity
   Preferred stock, $1 par value,
      200,000 shares authorized,
      none issued or outstanding
  	Common stock, $.025 par value,
      6,000,000 shares authorized,
	     2,080,296 shares issued,
      2,054,046 shares outstanding         52,007                   52,007
   Additional paid-in capital           2,152,423                2,152,423
   Retained earnings                      985,718                1,027,945
_____________________________________________________________________________
                                        3,190,148                3,232,375

   Less 26,250 shares of treasury
      stock - at cost                     (68,750)                 (68,750)
_____________________________________________________________________________
                                        3,121,398                3,163,625
_____________________________________________________________________________
                                       $3,481,981               $3,554,676

=============================================================================

Metro Tel Corp.
Statements of Cash Flows
(Unaudited, Note A)
____________________________________________________________________________
                                             For the nine months ended
                                                      March 31,
                                               1998               1997
____________________________________________________________________________
Cash flows from operating activities
   Net earnings (loss)                    $    (42,227)         $  (11,793)
   Adjustments to reconcile net earnings
     to cash provided by operating
     activities
       Depreciation and amortization            52,940              48,441
       (Increase) decrease in operating assets
          Accounts receivable                  117,415             242,101
          Inventories                         (133,580)            (35,629)
          Prepaid expenses and other           (39,551)            (54,487)

       Increase (decrease) in operating
          liabilities
       Accounts payable                        (78,557)           (108,668)
       Accrued liabilities                      48,089                (409)
       Income taxes payable                        -               (18,866)
____________________________________________________________________________
          Net cash provided (used)
           by operating activities             (75,471)             60,690
____________________________________________________________________________
Cash flows used in investing  activities
    Capital expenditures                       (77,092)            (41,527)
____________________________________________________________________________
Cash flows from financing activities
    Proceeds from exercise of stock options                         46,500
---------------------------------------------------------------------------
          Net increase (decrease) in cash
          and cash equivalents                (152,563)             65,663
Cash and cash equivalents at beginning
    of year                                    498,615             411,924
____________________________________________________________________________
Cash and cash equivalents at end of
   period                                 $    346,052        $    477,587
============================================================================
Supplement disclosures of cash flow
  information
   Cash paid during the period for
      Income taxes                         $     1,989         $    60,627
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

Note B - Earnings Per Common Share: In 1997, FASB issued Statment No. 128, "Earnings per share". Statment No. 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Because the Company experienced a loss in some of the reported periods, shares issuable upon the exercise of stock options were not included in the calculation of diluted earnings per share for those periods as their effect would have been anti-dilutive. All earnings per share amounts for all periods have been presented to conform to the Statement
No. 128 requirments.



                 Management's Discussion and Analysis of
               Financial Condition and Results of Operation

Liquidity and Capital Resources

     During the nine month period ended March 31, 1997, cash decreased by $152,563. The decrease resulted from $75,471 used by operating activities and $77,092 used in investing activities to purchase capital assets. Of the cash used by operating activities $42,227 was used to fund an operating loss for the period, $133,580 was used to increase inventories, $39,551 was used prepay certain expenses and $78,557 was used to reduce accounts payable. These reductions in cash were partially offset by non cash expenses for depreciation and amortization ($52,940), a decrease in accounts receivable ($117,415) and an increase in accrued expenses ($48,089). The Company believes that its present cash, and the cash it expects to generate from operations, will be sufficient to meet operational needs.

Results of Operations

     Net sales for the three and nine month periods ended March 31, 1998 were $295,311 (27.6%) and $29,199 (1.0%), respectively, lower than in the comparable periods of the prior year. The reduction for the three month period was mainly due to unexpected lower foreign and domestic bookings during January and February. The sales reduction in the third quarter offset a gain in sales for the first six months of fiscal 1998 over the same period in fiscal 1997. For the three month period sales reductions were across all products lines; however, for the nine month period sales increases in Outside Plant Test Equipment and Installer's Test Sets were offset by a reduction in sales of Transmission Test Equipment. Sales of telephone test equipment decreased by $288,629 (28.8%) and $4,821 (.2%), respectively, for the three and nine month periods of fiscal 1998 compared to the same periods of fiscal 1997. Sales of customer premise equipment decreased by $16,278 (50.1%) and $45,725 (46.5%), respectively, for the three and nine month periods of fiscal 1998 when compared to the same periods of fiscal 1997. Sales of spare parts and repairs increased by $9,596 (28.0%) for the three month period and $21,347 (19.3%) for the nine month period. The Company implemented selective price increases during the third quarter of fiscal 1998; however, because of the limited portion of the reported periods in effect the price increases had minimal impact on reported sales.

     The Company's gross profit margin, expressed as a percentage of sales, decreased to 31.7% for the third quarter of fiscal 1998 from 41.1% for the same period of fiscal 1997. For the nine month period of fiscal 1998 gross profit margin decreased to 36.3% from 37.6% for the comparable period of fiscal 1997. The decrease for both periods were mainly due to the reduced level of sales which adversely effected the ability of the Company to absorb fixed expenses and an increase in indirect labor.

     Selling, general and administrative expenses decreased by $18,572 (6.0%) for the third quarter of fiscal 1998 when compared to the same quarter of fiscal 1997. The decrease was attributed mainly to a decrease in selling expenses (10.9%) while general and administrative expenses remaind flat.
For the nine month period of fiscal 1998, selling, general and administrative expenses increased by $21,652 (2.4%) over the same period of fiscal 1997. The increase was due to increases in selling expense (13.7%) which offset a decrease in administrative expenses (6.0%) primarily as a result of closing the Company's New York office in January 1997.

     Research and development expenses increased by $6,968 (13.4%) for the three month period while decreasing by $12,938 (7.0%) for the nine month period of fiscal 1998 when compared to like periods of fiscal 1997. All changes were mainly associated with payroll and payroll expenses.

    Interest and other income increased by $657 (38.8%) and $3,342 (76.6%), respectively, for the three and nine month periods in fiscal 1998 from the same periods of fiscal 1997 due mainly to increased cash balances invested for most of the 1998 reported periods.

The effective tax rate for each reported period was approximately 40%.


                        PART 11 - OTHER INFORMATION


Item 7.     Exhibits and Reports on Form 8-K

    (a)     Exhibits

            27.  Financial Data Schedule

    (b)     Reports on Form 8-K

            No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                          SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METRO-TEL CORP.

Date:  May 11, 1998                By: Venerando J. Indelicato
                                       President, Treasurer and
                                       Principal Financial and
                                       Chief Accounting Officer

                             EXHIBIT INDEX

Exhibit Number           Description


     27     Financial Data Schedule