Form 10KSB
period 1998-06-30
METRO TEL CORP
filed 1998-09-28
CIK 65312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1998

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to _________________.

Commission file number 0-9040

                                 METRO-TEL CORP.
                 (Name of small business issuer in its charter)

                     Delaware                             11-2014231
       ----------------------------------              ------------------
       (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                Identification No.)

    250 South Milpitas Boulevard, Milpitas, CA                95035
    ------------------------------------------                -----
     (Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:     408-946-4600

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.025 par value

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes[X] No[ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:  $3,893,077

         The aggregate market value as at September 15, 1998 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $1,739,000 calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System on that date. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's Common Stock as at September 15, 1998 was 2,054,046.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement relating to its 1998 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11 and 12 in Part III of this Report.

Transitional Small Business Disclosure Format   Yes[ ]  No[X]

                                     PART I
                                     ------

Item 1.    Business.
------     --------

General

           The Company was incorporated under the laws of the State of Delaware on June 30, 1963. Its executive offices are located at 250 South Milpitas Boulevard, Milpitas, California 95035, and its telephone number is 408-946-4600. Since its inception, the Company has been engaged in the manufacture and sale of telephone test and customer premise equipment utilized by telephone and telephone interconnect companies in the installation and maintenance of telephone equipment. Through internal research and development and through acquisition, the Company has added various product lines to its telephone test and customer premise product lines.

Proposed Merger

           On July 6, 1998, the Company and Steiner-Atlantic Corp. ("Steiner") signed a Merger Agreement pursuant to which a wholly owned subsidiary of the Company would be merged with and into Steiner (the "Merger"). Steiner is a privately held Florida corporation which is a supplier of dry cleaning equipment, industrial laundry equipment and steam boilers.

           If the Merger is consummated, each share of the Company's Common Stock outstanding prior to the consummation of the Merger will remain outstanding following the consummation of the merger. Each share of Steiner's
Common Stock outstanding prior to the consummation of the Merger will be converted into 13.90561 shares of the Company's Common Stock. Steiner's shareholders may also receive additional shares of the Company's Common Stock depending on the number of shares of the Company's Common Stock to be subject to options to be granted to key employees of Steiner on the date of consummation of the Merger. Assuming no such additional shares are issued, upon consummation of the Merger, the holders of the Company's Common Stock immediately prior to the Merger would own 2,054,046, or approximately 30%, of the shares of the Company's Common Stock to be outstanding immediately following the Merger and the holders of Steiner's Common Stock immediately prior to the Merger would own 4,720,954, or approximately 69%, of the shares of the Company's Common Stock to be outstanding immediately following the Merger. The remaining 100,000 shares of the Company's Common Stock to be outstanding immediately following the Merger would be owned by the Compny's financial advisers in the transaction, which would be receiving such shares as compensation for its services in connection with the proposed Merger.

           In addition, if the Merger is consummated, one of Steiner's two shareholders will become Chairman of the Board of Directors of each of Steiner and the Company, the other Steiner shareholder will become the President and Chief Executive Officer of each of Steiner and the Company, and Steiner's shareholders will designate four of the six members of the Boards of Directors of each of the Company and Steiner.

           The Company's Board of Directors has approved the Merger Agreement and recommended that it be approved and adopted by the Company's stockholders. It is expected that the Merger will be voted upon by the Company's stockholders at the Company's 1998 Annual Meeting of Stockholders, together with proposals to increase the number of authorized shares of the Company's Common Stock and to approve an amendment to the Company's stock option plan to increase the number of shares of the Company's Common Stock subject thereto, the approval of each of which proposals is a condition to the completion of the Merger.

Product Lines

           The following table sets forth the approximate net sales of each of the Company's two products lines and of its other products and services, as a group, and the percentages which such sales bear to total net sales during each of the three years ended June 30, 1998:


                                  Year Ended June 30,
                  ----------------------------------------------

                           1998                          1997
                           ----                          ----
                          Amount       %                Amount          %
                          ------      --                ------         --
                                     (dollars in thousands)
Telephone Test
Equipment                $3,582        93%               $3,602        93%

Customer Premise
Equipment                    83         2%                  121         3%

Other Products and
Services                    174         5%                  160         4%
                         ------       ---                ------       ---
                         $3,839       100%               $3,883       100%

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

         Telephone Test Equipment. The Company manufactures and sells a line of telephone test equipment which includes portable test sets that are designed for use in locating high resistance faults resulting from moisture in exchange cables and by cable splicers on exchange and toll cables for identification of cable wires and other tone-testing purposes; linemen's rotary and/or touch-tone testing handsets and portable line test sets for use by telephone installers, repairmen and central office personnel; hand and pole exploring coils that are used in cable fault finding; solid state conversion amplifier kits; Volt-Ohmmeter test sets; and Cable Hound(R), a portable electronic unit that locates and determines the depth of underground cable and metal pipes primarily for the telephone, utility and construction industries.

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

Methods of Distribution

         The Company presently sells its products through its own regional sales managers and sales representatives who assist the Company's national telephone equipment distributors. Sales managers are presently based in Georgia and Colorado. In addition, the Company maintains an in-house sales staff at its facilities in Milpitas, California.

Competition

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

Principal Customers

         The Company is not dependent upon any single customer. However, North Supply Company, a national distributor of telephone products, accounted for approximately 19% and 15% of the Company's net sales for the years ended June 30, 1997 and 1998, respectively. The Company believes that, should it for any reason lose this distributor, the Company would not be adversely impacted since these sales would be absorbed by other distributors.

Research and Development

         The Company is regularly engaged in the design of new products and improvement of existing products for all of its product lines. The amount specifically allocated to research and development activities in fiscal 1997 and 1998, principally salaries, was $238,061 and $228,755, respectively. All research and development is Company-sponsored, except for products designed for the Company by unaffiliated third parties compensated by either a lump-sum payment or on a royalty basis.

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

Employees

         As of August 31, 1998, the Company had in its employ 31 persons on a full-time basis. Of these, 19 were engaged in production, 3 in engineering, 5 in sales and 4 in administration.

Foreign and Government Sales

         Export sales were approximately $252,000 and $189,000 in fiscal 1997 and 1998, respectively. Such export sales were made principally to Europe, Canada and South America. Most export sales are made primarily through distributors and agents. Foreign sales are affected by the strength of the United States dollar. Revenues from sales to the United States government (none of the contracts relating thereto being subject to renegotiation of profits or termination at the election of the government) are immaterial.

Item 2.           Properties.
------            ----------

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

Item 3.           Legal Proceedings.
                  -----------------

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.
------            ---------------------------------------------------

                  Not applicable.

                                     PART II

Item 5.           Market for the Common Equity and Related Stockholder Matters.
------            ------------------------------------------------------------


                  The Company's Common Stock is traded in the over-the-counter market and is quoted on the Nasdaq Stock Market-Small Cap Market under the symbol MTRO. The following table sets forth the high and low bid prices for the Company's Common Stock for each quarterly period during fiscal 1998 and fiscal 1997, as reported by Nasdaq. The quotations are without retail markups, markdowns or commissions and may not represent actual transactions.

                                               High            Low
                                               ----            ---
                    Fiscal 1997
                    -----------

                    First Quarter              1 1/4           1
                    Second Quarter             1 1/4           1
                    Third Quarter              1 1/4           1 1/16
                    Fourth Quarter             1 1/8              5/8


                    Fiscal 1998
                    -----------

                    First Quarter              1 3/8           11/16
                    Second Quarter             1 1/2           7/8
                    Third Quarter              1 3/8           5/8
                    Fourth Quarter             1 3/4           25/32

                    The Company has been advised by the Staff of Nasdaq that the Staff considers the Merger to be a reverse acquisition and that, since the combined entity is not expected to meet all of the criteria that would be applicable to gain an initial listing on the Nasdaq SmallCap Market, the Company will be delisted from the Nasdaq SmallCap Market effective on the date the Merger is consummated. At that time the Company expects that price quotations for its Common Stock will become available through Nasdaq's Electronic Bulletin Board.

                  No dividends have been paid on the Company's Common Stock during either of the last two fiscal years.

                  As of September 15, 1998 there were approximately 966 holders of record of the Company's Common Stock.

Item 6.           Management's Discussion and Analysis.
------            ------------------------------------

                  The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report.

Results of Operations

                  Net sales were $43,741 (1.1%) lower in fiscal year 1998 than in fiscal 1997. Reference is made to the table for information concerning sales by product lines of the Company during the two-year period ended June 30, 1998. Sales of telephone test equipment decreased by $19,934 (.6%) in fiscal 1998 from fiscal 1997, mostly due to a decrease of 42.6% in sales of transmission test equipment, which offset increases of 6.2% in outside plant test sets and 10.3% in installer's test sets. The increases in outside plant and installer's test sets were mainly attributable to the introduction and sale of new products, while the decrease in transmission test equipment sales was due to the effects of a mature product line. Sales of customer premise equipment decreased by $37,603 (31.1%) in fiscal 1998 over fiscal 1997, mainly due to a decrease in dialer sales of 63.1% which offset an increase in call handling products of 87.5%. The increase in call handling products was due to newly introduced products, while the decrease in dialer sales was attributable to the reduced demand for dialers in the domestic market. Sales of miscellaneous products and services increased by $13,796 (8.6%) in fiscal 1998 over fiscal 1997 due mainly to increased sales of spare parts and repairs. The Company implemented selective price increases during the third quarter of fiscal 1998; however, because of the limited portion of the year in which the new prices were in effect, the price increases had minimal impact on reported sales.

         The Company's gross profit margin, expressed as a percentage of sales, decreased to 33.0% in fiscal 1998 from 37.8% in fiscal 1997, mainly due to a one time-write off of $105,917 for obsolete and discontinued inventory. In addition, overhead expenses increased by 9.1% due to increases in salaries, payroll expenses and depreciation which offset decreases in supplies, factory travel and freight expenses.

         Selling, general and administrative expenses increased in fiscal 1998 by $37,251 (3.1%) and as a percentage of sales to 32.5% in fiscal 1998 from 31.2% in fiscal 1997. This increase was mainly due to an increase in sales expense (9.4%) which results from increases in commissions, royalties and salaries which offset a reduction in travel and entertainment expenses. Increased sales expenses also offset a reduction in general and administrative expenses of 2.3%, which was due to reductions in most accounts except for professional fees connected with the hiring of an investment banking firm.

         A reserve of $300,000 was established in fiscal 1998 for estimated professional fees in connection with the proposed merger pursuant to which Steiner-Atlantic Corp. ("Steiner") would become a wholly-owned subsidiary of the Company, with approximately 69% of the Company's shares of Common Stock to be outstanding immediately following the merger, to be owned by the two shareholders of Steiner (the "Merger").

         Research and development expenses were $9,306 (3.9%) lower in fiscal 1998 than in fiscal 1997, mainly due to lower salary expenses, payroll costs and supplies.

         Royalties, interest and other income increased by $3,927 (62.8%) in fiscal 1998 from fiscal 1997, mostly due to increased cash balances invested for most of fiscal 1998.

         The provision for income taxes was a credit of $150,000 or 30% of the pre-tax loss in fiscal 1998 compared to a charge of $13,000 or 51.7% of the pre-tax profit in fiscal 1997. The credit in fiscal 1998 was below the Federal statutory rate of 34% primarily as a result of the net operating loss carryback created in fiscal 1998 and good will amortization, offset by State income taxes incurred despite the Company's loss. The provision in fiscal 1997 was higher than Federal statutory rate of 34% due to State income taxes, non-deductible charges to earnings, principally goodwill, and other rate adjustments.

Financial Condition

                  During the year ended June 30, 1998, cash and cash equivalents decreased by $23,107 to $475,508. Cash provided by operating activities was $56,986 despite a loss for financial reporting purposes of $349,670. Such loss included non-cash charges of $74,012 for depreciation and amortization, $105,917 for a one time write-off of obsolete and discontinued inventory, as well as a $300,000 provision for accrued expenses related to the pending Merger, offset by a $108,000 credit for deferred income tax benefits ($99,000 of which related to such accrued expenses). Cash of $80,093 was used in investing activities for capital expenditures. The Company believes that its present cash and cash it expects to generate from operations will be sufficient to meet its operational needs in fiscal 1999. Steiner proposes to obtain a revolving credit facility subsequent to the Merger to support the activities of Steiner.

Year 2000 Compliance

         The Company believes that its internal management information systems, billing, payroll and other information services are Year 2000 compliant. The Company has already upgraded its software programs at cost of less than $2,000 and has carried out certain tests of its accounts payable and accounts receivable files which are date sensitive and found all systems to operate properly.

         The Company believes that one of its transmission products is not Year 2000 compliant. The Company is reviewing certain engineering changes for this product. The product tests transmission qualities of telephone circuits which are not date sensitive and will not obsolete units in the field. Liability exposure, if any, associated with this product, which sells for approximately $5,000 per unit, is believed by the Company to be minimal. The Company has sold approximately 12 of these units in the past five years.

         The Company is not linked by computer with any of its customers or vendors. Orders are received and purchase orders are sent by telecopy, telephone or mail. None of these methods are date sensitive.

Item 7.           Financial Statements.
------            --------------------

                  The  following   financial   statements  of  the  Company  are
contained on the pages indicated:.
                                                                           Page
                                                                           ----

                    Report of Independent Certified Public Accountants       12

                    Financial Statements:

                       Balance Sheets - June 30, 1997 and 1998               13

                       Statements of Operations - years ended                15
                       June 30, 1997 and 1998

                       Statement of Changes in Stockholders' Equity -        16
                       years ended June 30, 1997 and 1998

                       Statements of Cash Flows - years ended                17
                       June 30, 1997 and 1998

                       Notes to Financial Statements                         18

Report of Independent Certified Public Accountants
--------------------------------------------------





Board of Directors and Stockholders
Metro Tel Corp.

We have audited the accompanying balance sheets of Metro Tel Corp. as of June 30, 1997 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metro Tel Corp. as of June 30, 1997 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/S/ Grant Thornton, LLP
San Jose, California
August 10, 1998


                                 Metro Tel Corp.

                                 BALANCE SHEETS

                                    June 30,



                                     ASSETS

                                                                                             1997            1998
                                                                                            ------           ----
CURRENT ASSETS
   Cash and cash equivalents                                                            $   498,615    $   475,508
   Trade receivables, net of allowance for doubtful accounts of
      $10,000 in 1997 and 1998                                                              550,457        486,144
   Inventories                                                                            1,516,339      1,434,147
   Prepaid expenses and other                                                                43,696         78,766
                                                                                     --------------      ----------
              Total current assets                                                        2,609,107      2,474,565

DEFERRED INCOME TAXES                                                                        27,000        133,000

PROPERTY AND EQUIPMENT - AT COST
   Machinery and equipment                                                                  486,683        566,732
   Furniture and fixtures                                                                    76,883         76,927
   Leasehold improvements                                                                     8,765          8,765
                                                                                      -------------       ----------
                                                                                            572,331        652,424
Less accumulated depreciation and amortization                                              457,671        501,078
                                                                                      -------------       ----------
                                                                                            114,660        151,346
OTHER ASSETS
   Goodwill, net of accumulated amortization of $399,255 in 1997
      and $429,071 in 1998                                                                   793,444        763,628
   Other, net                                                                                 10,465          9,676
                                                                                      --------------     ----------

                                                                                            803,909         773,304
                                                                                      --------------     ----------
                                                                                         $3,554,676      $3,532,215
                                                                                      =============      ==========


The accompanying notes are an integral part of these statements.
                          -13-

                                 Metro Tel Corp.

                                    June 30,



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                             1997             1998
                                                                                             ----             ----

CURRENT LIABILITIES
   Accounts payable                                                                     $    212,171    $    196,694
   Accrued liabilities                                                                       171,880         216,566
   Accrued expenses related to pending acquisition                                                 -         300,000
                                                                                        -------------   ------------
              Total current liabilities                                                      384,051         713,260

DEFERRED INCOME TAXES                                                                          7,000           5,000

COMMITMENTS AND CONTINGENCIES                                                                      -               -

STOCKHOLDERS' EQUITY

   Common stock, 6,000,000 shares authorized,
      2,080,296 shares issued and 2,054,046 shares
      outstanding in 1997 and 1998                                                            52,007          52,007
   Additional paid-in capital                                                              2,152,423       2,152,423
   Retained earnings                                                                       1,027,945         678,275
                                                                                       -------------     -----------
                                                                                           3,232,375       2,882,705
   Less 26,250 shares of treasury stock - at cost                                           (68,750)        (68,750)
                                                                                       -------------     -----------
                                                                                          3,163,625        2,813,955

                                                                                        $ 3,554,676      $ 3,532,215
                                                                                       ============      ===========



The accompanying notes are an integral part of these statements.

                                 Metro Tel Corp.

                            STATEMENTS OF OPERATIONS

                              Years ended June 30,



                                                                                           1997            1998
                                                                                           ----            ----
Net sales                                                                                 $ 3,882,818    $ 3,839,077
Cost of goods sold                                                                          2,413,529      2,570,561
                                                                                       --------------   ------------
           Gross profit                                                                     1,469,289      1,268,516

Selling, general and administrative expenses                                                1,212,361      1,249,612
Expenses related to pending acquisition                                                             -        300,000
Research and development                                                                      238,061        228,755
Interest and other income                                                                     (6,254)       (10,181)
                                                                                       --------------   ------------
                                                                                           1,444,168       1,768,186
                                                                                       --------------   ------------

           Earnings (loss) before provision for income taxes                                  25,121      (499,670)

Provision for income taxes                                                                    13,000       (150,000)
                                                                                       --------------   ------------

           NET EARNINGS (LOSS)                                                          $     12,121    $  (349,670)
                                                                                       ==============   ============

Earnings (loss) per common share - Basic and diluted                                             $.01         $(.17)

Weighted average number of common shares outstanding -
   Basic and diluted                                                                        2,025,711      2,054,046



     The accompanying notes are an integral part of these statements.

                                 Metro Tel Corp.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       Years ended June 30, 1997 and 1998




                                           Common Stock          Additional
                                         $.025 Par Value          Paid-in        Retained      Treasury
                                       Shares        Amount       Capital        Earnings        Stock         Total
                                       ------        ------      ----------      --------      --------        -----

Balance at July 1, 1996                 2,030,296     $50,757      $2,107,173     $1,015,824    $(68,750)      $3,105,004

   Net earnings                                 -           -               -         12,121            -          12,121

   Stock options exercised                 50,000       1,250          45,250              -            -          46,500
                                      -----------     -------      ----------     ----------    ---------      ----------

Balance at June 30, 1997                2,080,296      52,007       2,152,423      1,027,945     (68,750)       3,163,625

   Net loss                                     -           -               -      (349,670)            -       (349,670)
                                      -----------     -------      ----------     ----------    ---------      ----------


Balance at June 30, 1998               2,080,296      $52,007      $2,152,423    $   678,275    $(68,750)      $2,813,955
                                      ===========     =======      ==========    ===========    =========      ==========




     The accompanying notes are an integral part of this statement.



                                 Metro Tel Corp.

                            STATEMENTS OF CASH FLOWS

                              Years ended June 30,

                                                                                              1997          1998
                                                                                             ------         ----
Cash flows from operating activities:
   Net earnings (loss)                                                                        $  12,121    $(349,670)
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
        Depreciation and amortization                                                            66,558        74,012
        Deferred income taxes                                                                   (3,000)     (108,000)
        (Increase) decrease in operating assets:
           Trade receivables                                                                    165,646        64,313
           Inventories                                                                        (102,960)        82,192
           Prepaid expenses and other assets                                                   (18,345)      (35,070)
        Increase (decrease) in operating liabilities:
           Accounts payable                                                                       2,203      (15,477)
           Accrued liabilities                                                                  (2,324)        44,686
           Accrued expenses related to pending acquisition                                            -       300,000
           Income taxes payable                                                                (18,866)             -
                                                                                              ----------   ----------
              Net cash provided by operating activities                                         101,033        56,986

Cash flows from investing activities:
   Capital expenditures                                                                        (60,842)      (80,093)


Cash flows from financing activities:
   Issuance of common stock                                                                     46,500              -
                                                                                              ----------   ----------
        NET INCREASE (DECREASE) IN CASH AND CASH                                                86,691       (23,107)
        EQUIVALENTS

Cash and cash equivalents at beginning of year                                                 411,924        498,615
                                                                                             -----------   ----------

Cash and cash equivalents at end of year                                                      $498,615      $ 475,508
                                                                                             ===========   ==========
Supplemental disclosure of cash flow information:

   Cash paid during the year for:
      Income taxes                                                                            $  60,127   $     1,989


     The accompanying notes are an integral part of these statements.

                                 Metro Tel Corp.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 1997 and 1998



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Metro Tel Corp. (the "Company") is a Delaware corporation engaged principally in the manufacture and sale of telephone test equipment and customer premise equipment, as well as related accessories. The principal market for the Company's products is the United States. A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

         1.       Revenue Recognition

                  Sales are recorded as products are shipped.

         2.       Inventories

                  Inventories are stated at the lower of cost or market. Cost is principally determined by the weighted average method, which approximates the first-in, first-out ("FIFO") method.

         3.       Property and Equipment

                  Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives (generally 5 to 10 years), on a straight-line basis. Depreciation and amortization of property and equipment was $36,740 and $43,407 in fiscal 1997 and 1998, respectively.

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

         5.       Income Taxes

                  Deferred income taxes are recognized for temporary differences between the financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not

                                 Metro Tel Corp.

                             June 30, 1997 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

         6.       Earnings (Loss) Per Common Share

                  The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, for all periods presented. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share.

                  Basic earnings (loss) per common share is based upon the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are included in the weighted average number of common shares outstanding, for purposes of calculating diluted earnings per share, when their effect is dilutive. The effect of common stock equivalents on earnings (loss) per share is anti-dilutive in 1997 and 1998. The adoption of SFAS No. 128 for fiscal 1997 had no impact on previously reported earnings per share.

         7.       Cash and Cash Equivalents

                  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents for purposes of the statement of cash flows.

         8.       Principal Customers

                  The Company sells its products principally to companies in the telecommunications industry and to distributors, with its credit risk being dependent on the economic conditions of the industry and generally prevailing economic conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral. Sales to two customers accounted for 19% and 10% of total sales for fiscal 1997 and 15% and 11% of total sales for fiscal 1998. Two customers accounted for 18% and 16% of trade receivables at June 30, 1997 and 15% and 13% of trade receivables at June 30, 1998.

                                 Metro Tel Corp.

                             June 30, 1997 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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


NOTE B - INVENTORIES

The components of inventories are summarized as follows:

                                              June 30,
                                              -------
                                      1997              1998
                                      ----              ----

Raw materials                        $692,368          $640,414
Work-in-process                       232,818           289,498
Finished goods                        591,153           504,235

                                   $1,516,339        $1,434,147
                                   ==========        ==========

NOTE C - STOCK OPTIONS

         The Company has in effect a 1991 Stock Option Plan and a 1994 Non-Employee Director Stock Option Plan that authorize the grant of options to purchase 250,000 and 100,000 shares, respectively, of the Company's common stock to key management employees of the Company and members of the Company's Board of Directors, respectively. The plans provide that option prices will not be less than the fair market value per share on the date the option is granted. Accordingly, no compensation cost has been recognized for options granted under the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. Pro forma amounts for 1997 and 1998 may not be indicative of pro forma results in future periods because the pro forma amounts below do not include pro forma compensation cost for options granted prior to fiscal 1996.

                                 Metro Tel Corp.

                             June 30, 1997 and 1998


NOTE C - STOCK OPTIONS (continued)

                                             1997                  1998
                                          ----------            -------

         Net earnings (loss)
             As reported                    $12,121             $(349,670)
             Pro forma                        2,087              (357,311)

         Per share
             As reported                      $0.01                 $(.17)
             Pro forma                         0.00                  (.17)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 1997 (there were no grants in 1998): no dividend yield; expected volatility of 90%; risk-free interest rate of 5.9%; and expected lives of 4 years.

         In addition, in each of June 1991 and May 1993, the Company granted stock options to purchase 30,000 shares of its common stock to nonemployee directors at an exercise price of $1.19 and $1.00 per share, respectively, the fair market values on the dates of grant. These options were not granted pursuant to the Company's stock option plans. Options for 20,000 shares expired in May 1996. The remaining options to purchase 40,000 shares are exercisable over a ten-year period.

         A summary of the status of options granted under the Company's stock options plans, including options granted to non-employee directors prior to the 1994 Plan, as of June 30, 1997 and 1998, and changes during the years ended on those dates, is presented below.


                                                  1997                        1998
                                                  ----                        ----

                                                       Weighted                       Weighted
                                                        Average                       Average
                                                       Exercise                       Exercise
                                         Shares          Price         Shares          Price
                                         -----         --------        ------        ---------
Outstanding at beginning of year       231,000           $0.98        225,000         $0.98
Granted                                 90,000            0.90           -              -
Exercised                             (50,000)            0.93           -              -
Canceled or expired                   (46,000)            0.85           -              -
                                      --------                     -------------
Outstanding at end of year             225,000           $0.98        225,000         $0.98
Weighted average grant-date fair value
of options granted during the year                       $0.65                          -


         The following information relates to stock options outstanding at June 30, 1998:

           Range of exercise prices                               $0.81-$1.19
           Options outstanding                                        225,000
           Weighted average exercise price of options outstanding       $0.98
           Weighted average remaining contractual life (years)              8
           Options exercisable                                        209,000
           Weighted average exercise price of options exercisable       $0.98


NOTE D - INCOME TAXES

         The provision (benefit) for income taxes is summarized as follows:

                                                          June 30,
                                                          -------
                                                 1997             1998
                                                 ----             ----

           Current
               Federal                          $11,000        $(40,000)
               State                              5,000          (2,000)
           Deferred                              (3,000)       (108,000)
                                              ---------       ----------
                                                $13,000       $(150,000)
                                              =========       ==========

         The tax effects of temporary differences which give rise to deferred tax assets (liabilities) are summarized as follows:

                                                            June 30,
                                                            -------
                                                      1997             1998
                                                      ----             ----
         Deferred tax assets (liabilities)
           Acquisition costs                    $        -            $99,000
           Operating loss carryforward                   -              7,000
           Inventory capitalization                   15,500           14,000
           Vacation accrual                            8,500           10,000
           Trade receivables                           3,000            3,000
           Depreciation                               (7,000)          (5,000)
                                                      ------          -------
                                                      20,000          128,000
         Valuation allowance                             -                -
                                                      ------          -------

               Net deferred tax asset                $20,000         $128,000
                                                     =======         ========

                                 Metro Tel Corp.

                             June 30, 1997 and 1998


         The following is a reconciliation of the provision for income taxes to the Federal statutory income tax rate:

                                                          June 30,
                                                          -------

                                                    1997             1998
                                                    ----             ----

         Federal statutory rate                    34.0%          (34.0)%
         State taxes, net of Federal benefit        6.5            (4.2)
         Amortization of goodwill                  13.2               2.0
         Effect of operating loss carryback         -                 5.5
         Effect of graduated Federal tax rates    (11.9)                -
         Other, net                                 9.9                .7
                                                 ------          --------

                                                   51.7%          (30.0)%
                                                 ======           ======


NOTE E - ACCRUED LIABILITIES

         Accrued liabilities are summarized as follows:

                                                           June 30,
                                                           -------
                                                  1997             1998
                                                  ----             ----

         Payroll and employee benefits           $80,934         $108,387
         Profit-sharing contributions             49,589           54,528
         Accrued professional fees                36,000           36,000
         Other                                     5,357           17,651
                                             -----------       ----------

                                                $171,880         $216,566
                                             ===========       ==========

NOTE F - EMPLOYEE BENEFIT PLANS

         The Company maintains a profit-sharing plan which covers substantially all employees. Annual contributions, determined at the discretion of the Board of Directors, were $49,589 in fiscal 1997 and $54,527 in fiscal 1998.

         The  Company  also  maintains  a 401(k)  retirement  plan which  covers substantially all employees and provides for voluntary employee contributions with employer matching contributions of up to 2% of the employee's compensation. The Company's matching contribution for this 401(k) retirement plan was $19,000 for both fiscal 1997 and 1998.

                                 Metro Tel Corp.

                             June 30, 1997 and 1998


NOTE G - COMMITMENTS AND CONTINGENCIES

         Leases

         The  Company  occupies  a  manufacturing  and  warehouse   facility  in
         California pursuant to a noncancelable operating lease expiring in March 1999. This lease does not contain a renewal option. The minimum rental commitment under this lease, at June 30, 1998, is $87,000.

         Rent expense charged to operations (including rent under a noncancelable lease for an office facility in New York which expired in February 1997) was $147,000 and $116,000 for fiscal 1997 and 1998, respectively.

         Employment Agreements

         The Company is obligated under an employment agreement, expiring June 30, 2001, with an officer to pay $173,000 per annum. The Company is also a party to an employment arrangement with another executive officer pursuant to which he has been receiving a salary of $150,000 per annum since July 1, 1997.

         Royalty Agreement

         The Company is presently obligated pursuant to a royalty agreement to pay the greater of 10% of sales of certain products or $75,000 per year. Payments were $79,800 and $113,000 for fiscal 1997 and 1998, respectively. The Company is also obligated pursuant to a second royalty agreement to pay 10% of annual sales of certain other products. Payments under the second royalty agreement were $27,000 and $10,000 for fiscal 1997 and 1998, respectively.


NOTE H - EXPORT SALES

         Export sales were approximately $252,000 and $189,000 in fiscal 1997 and 1998, respectively.


NOTE I - FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 1997 and 1998.

                                 Metro Tel Corp.

                             June 30, 1997 and 1998


NOTE J - SUBSEQUENT EVENTS

         On July 1, 1998, the Company and Steiner-Atlantic Corporation ("Steiner") entered into an agreement which provides for the merger of a newly-formed Subsidiary of the Company with and into Steiner. Upon completion of the merger, Steiner will become a wholly-owned subsidiary of the Company and the Company would issue 4,720,954 shares of common stock to the present shareholders of Steiner, which would represent approximately 69% of the shares to be outstanding immediately following the completion of the merger. In addition, the Company will grant options at 100% of fair market value for the purchase of up to 500,000 shares of its common stock to employees of Steiner other than Steiner shareholders.

         For financial accounting purposes, this transaction will be accounted for as a reverse acquisition of the Company by Steiner.

Item 8.           Changes in and Disagreements With
------         Accountants on Accounting and Financial Disclosure.
               --------------------------------------------------

                  Not applicable.

                                    PART III
                                    --------

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
------           Compliance with Section 16(a) of the Exchange Act.
             ------------------------------------------------------------

                  The following information is presented with respect to the background of each of the directors and executive officers of the Company:

                  Venerando J. Indelicato, 65, has been President and Treasurer of the Company for more than the past five years. Mr. Indelicato has been a director of the Company since 1966.

                  Richard A. Wildman, 44, has been Executive Vice President of the Company since September 1996. For more than five years prior to joining the Company, Mr. Wildman served in various sales and marketing capacities with AT&T Corp., most recently directing its western phone store operations.

                  Lloyd Frank, 73, has been a member of the law firm of Parker Chapin Flattau & Klimpl for more than the past five years. Mr. Frank has been a director of the Company since 1977. The Company retained Parker Chapin Flattau & Klimpl during the Company's last fiscal year and is retaining that firm during the Company's current fiscal year. Mr. Frank is also a director of Park Electrochemical Corp.

                  Michael Michaelson, 75, has been an independent publishing and marketing consultant for more than the past five years. Mr. Michaelson has been a director of the Company since 1978.

                  Michael Epstein, 60, has been an independent investor since December 1993. For more than five years prior thereto Mr. Epstein was an investment banker with the investment banking firm of Allen & Company Incorporated.

                  There are no family relationships among any of the directors and executive officers of the Company. All directors serve until the next annual meeting of stockholders (scheduled to be held on or about October 29, 1998) and until the election and qualification of their respective successors. All officers serve at the pleasure of the Board of Directors.

                  The following information is presented with respect to the background of each person who is not an executive officer but who is expected to make a significant contribution to the Company:

                  Howard Perera, 46, has served as the Company's Director of Engineering, engaged in the design and development of new products since joining the Company in September 1993. For approximately five years prior to joining the Company, Mr. Perera served as a product manager for DCM Corp.

                  Jon D. Robinette, 41, has, since July 1995, served as General Manager of the Company, responsible for managing and coordinating operations in the Company's Milpitas, California facility. Prior thereto, Mr. Robinette served as Operations Manager for the Company from October 1984.

Item 10.          Executive Compensation.
-------           ----------------------

                  The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation l4A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.
-------          --------------------------------------------------------------

                  The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation l4A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 12.          Certain Relationships and Related Transactions.
-------           ----------------------------------------------

                  The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation l4A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 13.          Exhibits and Reports on Form 8-K.
-------           --------------------------------


                  (a)      Exhibits

2(a)(1) Agreement of Merger dated as of July 1, 1998 between the Company and Steiner- Atlantic Corp. (Exhibit 2.01 to the Company's Current Report on Form 8-K dated July 6, 1998).

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

3(a)(3) Copy of Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983 (Exhibit 3(a)(3) to the Company's Annual Report on Form 10- KSB for the year ended June 30, 1995, File No. 0-9040).

 3(a)(4) Copy of Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986 (Exhibit 3(a)(4) to the Company's Annual Report on Form 10- KSB for the year ended June 30, 1995, File No. 0-9040).

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

 10(b)(1)(i)+     Employment  Agreement  dated July 1, 1981  between the Company and  Venerando  J.  Indelicato.  (Exhibit  10(b)(1)(i)  to the
                  Company's  Annual  Report  on Form 10- KSB for the year  ended
                  June 30, 1995, File No. 0-9040).

 10(b)(1)(ii)+    Amendment No. 1 dated July 1, 1983 to the Employment Agreement dated  July 1, 1981  between  the  Company  and  Venerando  J.
                  Indelicato.  (Exhibit  10(b)(1)(ii)  to the  Company's  Annual
                  Report on Form 10-KSB for the year ended June 30,  1995,  File
                  No. 0-9040).

 10(b)(2)+        Letter agreement dated August 29, 1996 between the Company and
                  Richard A. Wildman.  (Exhibit 10(b)(2) to the Company's Annual
                  Report on Form 10-KSB for the year ended June 30,  1997,  File
                  No. 0-9040).

 10(c)(1)+        The Company's 1991 Stock Option Plan (Exhibit  10(c)(1) to the
                  Company's Annual Report on Form 10-KSB for the year ended June
                  30, 1996, File No. 0- 9040).

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

  10(c)(3)+       Form of Stock  Option  Agreement  dated June 25, 1991  entered into between the Company and each of Sheppard Beidler (option has since expired), Lloyd Frank and Michael Michaelson, together with a schedule identifying the details in which the actual agreements differ from the exhibit filed herewith.
                  (Exhibit 10(c)(4) to the Company's Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-9040).

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

                  (b)      Reports on Form 8-K

                  No Reports on Form 8-K were filed by the Company during the last fiscal quarter of the Company's fiscal year ended June 30, 1998. Following the close of the fiscal year, the Company filed a Current Report on Form 8-K dated (Date of earliest event reported) July 6, 1998 reporting under Item 5 and
Item 7. No financial statements were filed with that Report.

                                   SIGNATURES


                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               METRO-TEL CORP.

Dated:  September 28, 1998

                                               By: /s/ VENERANDO J. INDELICATO
                                                   -----------------------------
                                                   Venerando J. Indelicato,
                                                          President

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                                   Capacity                          Date
     ---------                                   ---------                         ----

VENERANDO J. INDELICATO                          President, Treasurer             September 28, 1998
-----------------------                          (Principal Executive,
Venerando J. Indelicato                          Financial and
                                                 Accounting Officer)
                                                 and Director

MICHAEL EPSTEIN                                  Director                        September 28, 1998
-----------------------
Michael Epstein


LLOYD FRANK                                      Director                        September 28, 1998
-----------------------
Lloyd Frank


MICHAEL MICHAELSON                               Director                        September 28, 1998
-----------------------
Michael Michaelson


                                  EXHIBIT INDEX

Exhibit
Number                                   Description
-------                                  -----------

2(a)(1) Agreement of Merger dated as of July 1, 1998 between the Company and Steiner-Atlantic Corp. (Exhibit 2.01 to the Company's Current Report on Form 8-K dated July 6, 1998).

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

10(b)(1)(i)+      Employment  Agreement  dated July 1, 1981  between the Company and  Venerando  J.  Indelicato.  (Exhibit  10(b)(1)(i)  to the
                  Company's Annual Report on Form 10-KSB for the year ended June
                  30, 1995, File No. 0-9040).

10(b)(1)(ii)+     Amendment No. 1 dated July 1, 1983 to the Employment Agreement dated  July 1, 1981  between  the  Company  and  Venerando  J.
                  Indelicato.  (Exhibit  10(b)(1)(ii)  to the  Company's  Annual
                  Report on Form 10-KSB for the year ended June 30,  1995,  File
                  No. 0-9040).

10(b)(2)+         Letter agreement dated August 29, 1996 between the Company and
                  Richard A. Wildman.  (Exhibit 10(b)(2) to the Company's Annual
                  Report on Form 10- KSB for the year ended June 30, 1997,  File
                  No. 0-9040).

10(c)(1)+         The Company's 1991 Stock Option Plan. (Exhibit 10(c)(1) to the
                  Company's Annual Report on Form 10-KSB for the year ended June
                  30, 1996, File No. 0- 9040).

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

10(c)(3)+         Form of Stock  Option  Agreement  dated June 25, 1991  entered into between the Company and each of Sheppard Beidler (option has since expired), Lloyd Frank and Michael Michaelson, together with a schedule identifying the details in which the actual agreements differ from the exhibit filed herewith.
                  (Exhibit 10(c)(4) to the Company's Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-9040).

10(c)(4)+         Form of Stock Option  Agreement dated May 4, 1993 entered into between the Company and each of Sheppard Beidler, Lloyd Frank and Michael Michaelson, together with a schedule identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10(c)(4) to the Company's
                  Annual Report on Form 10-KSB for the year ended June 30, 1993,
                  File No. 0- 9040).

*27               Financial Data Schedule.

--------------------

*                 Filed herewith.  All other exhibits are incorporated herein by
                  reference  to  the  filing  indicated  in  the   parenthetical
                  reference following the exhibit description.

+                 Management contract or compensatory plan or arrangement.