Form 10QSB
period 1998-09-30
METRO TEL CORP
filed 1998-11-16
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to

         Commission file number 0-9040

                                 METRO TEL CORP.
                 -----------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   DELAWARE                               11-2014231
                   ---------                              ----------
         (State of other jurisdiction of              (I.R.S. Employer)
         incorporation or organization)               Identification No.)


                    290 N.E. 68 Street, Miami, Florida 33138
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (305) 754-4551
                                 --------------
                           (Issuer's telephone number)

                    250 S. Milpitas Blvd., Milpitas, CA 95035
                 (Former address of principal executive offices)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes X   No
                                                                        --    --

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 6,875,000 shares outstanding as of November 12, 1998.

Metro Tel Corp.
Statement of Operations
(Unaudited, Notes A and C)

                                                                       For the three months
                                                                       ended September 30,
                                                                       ---------------------
                                                                       1998             1997
                                                                       ----             ----

Net sales                                                               $963,683       $1,046,628

Cost of goods sold                                                       612,265          633,406
                                                                      ----------       ----------

     Gross profit                                                        351,418          413,222

Selling, general and
  administrative expenses                                                274,034          311,323
Research and development                                                  57,660           56,129
Interest and other income                                                 (2,259)          (2,785)
                                                                      ----------        ---------
                                                                         329,435          364,667

Earnings before provision
  for income taxes                                                        21,983           48,555

Provision for income taxes                                                 8,794           19,400
                                                                      ----------        ---------

        Net earnings                                                  $   13,189        $  29,155
                                                                      ==========        =========

Basic and diluted
     earnings per share (Note B)                                      $      .01        $     .01
                                                                      ==========        =========

Weighted average number
     of shares outstanding,
     basic and diluted (Note B)                                        2,054,046        2,054,046
                                                                       =========        =========

Balance Sheets
(Unaudited, Notes A and C)


ASSETS
                                                                   September 30,             June 30,
                                                                       1998                    1998
                                                                   ------------            ------------
Current Assets

Cash and cash equivalents                                       $     473,661            $    475,508
Accounts receivable, net                                              418,056                 486,144
Inventories                                                         1,580,702               1,434,147
Prepaid expenses and other                                            102,500                  78,766
                                                                 ------------             -----------
     Total current assets                                           2,574,919               2,474,565

Deferred Income Taxes                                                 133,000                 133,000

Property and equipment - at cost
     Machinery and equipment                                          571,947                 566,732
     Furniture and fixtures                                            76,927                  76,927
     Leasehold improvements                                             8,765                   8,765
                                                                 ------------             -----------
                                                                      657,639                 652,424
     Less accumulated depreciation                                    514,433                 501,078
                                                                 ------------             -----------
                                                                      143,206                 151,346

Other assets
     Goodwill, net of accumulated
        amortization of $436,525
        on September 30, 1998 and
        $429,071 on June 30, 1998                                     756,174                 763,628
     Other, net                                                         9,676                   9,676
                                                                 ------------             -----------
                                                                      765,850                 773,304
                                                                 ------------             -----------

                                                                  $ 3,616,975              $3,532,215
                                                                  ===========              ==========

Metro Tel Corp.
Balance Sheets
     (Unaudited, Notes A and C)


LIABILITIES AND
STOCKHOLDERS' EQUITY
                                                                September 30,                June 30,
                                                                    1998                       1998
                                                                ------------               ----------

Current Liabilities
     Accounts payable                                          $    249,229              $    196,694
     Accrued liabilities                                            535,602                   516,566
                                                                -----------               -----------
        Total current liabilities                                   784,831                   713,260

Deferred Income Taxes                                                 5,000                     5,000

Stockholders' Equity
     Preferred stock, $1 par value,
        200,000 shares authorized,
        none issued or outstanding                                    -                         -
     Common stock, $.025 par value,
        6,000,000 shares authorized,
        2,080,296 shares issued,
        2,054,046 shares outstanding                                 52,007                    52,007
     Additional paid-in capital                                   2,152,423                 2,152,423
     Retained earnings                                              691,464                   678,275
                                                                -----------               -----------

                                                                  2,895,894                 2,882,705
Less 26,250 shares of treasury
     stock - at cost                                                (68,750)                  (68,750)
                                                               ------------               -----------

                                                                  2,827,144                 2,813,955
                                                                -----------                ----------

                                                                 $3,616,975                $3,532,215
                                                                 ==========                ==========


     Metro Tel Corp.
     Statements of Cash Flows
     (Unaudited, Note A and C)

                                                                         For the three months
                                                                          ended September 30,
                                                                        ------------------------
                                                                        1998                1997
                                                                        ----                ----

Cash flows from operating activities:
     Net earnings                                                   $   13,189         $   29,155
     Adjustments to reconcile net earnings
        to cash provided by operating activities:
        Depreciation and amortization                                   20,809             17,781
        (Increase) decrease in operating assets:
           Accounts receivable                                          68,088            (71,601)
           Inventories                                                (146,555)           (90,8l8)
           Prepaid expenses and other                                  (23,734)            (9,080)
        Increase (decrease) in operating liabilities:
           Accounts payable                                             52,535            (51,688)
           Accrued liabilities                                          19,036             75,164
                                                                    ----------         ----------

           Net cash (used) provided
           by operating activities                                       3,368           (101,087)

Cash flows from investing activities:
     Capital expenditures                                               (5,215)           (13,598)
                                                                   -----------        -----------

           Net (decrease) in cash
           and cash equivalents                                         (1,847)          (114,685)

Cash and cash equivalents at beginning of year                         475,508            498,615
                                                                    ----------         ----------

Cash and cash equivalents at end of period                           $ 473,661          $ 383,930
                                                                     =========          =========

Supplement disclosures of cash flow information:

     Cash paid during the period for
       Income taxes                                                    -                  -


                                 METRO TEL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - General: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

Note B - Earnings Per Common Share: In 1997, the FASB issued Statement No.128, "Earnings per share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements.

Note C - Subsequent Event: On November 1, 1998, Steiner-Atlantic Corp. ("Steiner") was merged with and into a wholly-owned subsidiary of the Company (the "Merger"); Steiner thereby became a wholly-owned subsidiary of the Company; and William K. Steiner and Michael S. Steiner, the sole stockholders of Steiner, were issued an aggregate of 4,720,954 shares of Common Stock of the Company (representing approximately 69% of the outstanding shares of Common Stock of the Company following the Merger). In addition, 100,000 shares of the Company's Common Stock are being issued to Slusser Associates, Inc., the Company's financial advisor in connection with the Merger. In addition, upon consummation of the Merger, the Company granted options under the Company's 1991 Stock Option Plan, as amended, to purchase an aggregate of 500,000 shares of its Common Stock to employees of Steiner, other than William K. Steiner and Michael S. Steiner, at an exercise price equal to 100% of the fair market value of the Company's Common Stock at the time of grant. The 2,054,046 shares of the Company's Common Stock outstanding at the time of the Merger remain outstanding and represent, in the aggregate, approximately 30% of the Company's Common Stock outstanding after the Merger.

         Founded in 1960, Steiner is a supplier of dry cleaning equipment, industrial laundry equipment and steam boilers, offering over 30 lines of commercial systems to customers in South Florida, the Caribbean and Central and South American markets. Steiner's services include: (1) designing and planning "turn-key" laundry and/or dry cleaning systems to meet the layout, volume and budget needs of a variety of institutional and retail customers, (2) supplying replacement equipment and parts to its customers, (3) providing warranty and preventive maintenance through factory-trained technicians and service managers, (4) selling its own line of dry cleaning systems to customers in the United States, the Caribbean and Latin America, and (5) selling process steam systems and boilers.

         A discussion of the Merger and of Term Loan and Revolving Credit Loan facility obtained by Steiner following the Merger, which is guaranteed by the Company and secured by pledges of substantially all of the present and future assets and property, excluding real estate, of the Company and Steiner, is contained in the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998. Certain historical financial statements of Steiner and pro forma financial information concerning the Company and Steiner are contained in the Company's Proxy Statement dated October 5, 1998.

         For financial accounting purposes, this transaction will be accounted for as a reverse acquisition of the Company by Steiner from the November 1, 1998 effective date of the Merger, commencing with the Company's Quarterly Report on Form 10-Q for the quarter ending December 31, 1998. Since the Merger had not been consummated at September 30, 1998, the financial statements contained herein reflect only the results of operations and financial position of Metro-Tel Corp. and do not include results of operations or balance sheet items of Steiner.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

Liquidity and Capital Resources

         During the three month period ended September 30, 1998, cash decreased by $1,847. Cash of $3,368 was generated by operating activities, with $13,189 derived from net income and $20,809 derived from non-cash expenses for depreciation and amortization. Additional cash from operating activities was provided by a reduction in accounts receivable ($68,088), plus an increase in accounts payable ($52,535) and accrued liabilities ($19,036). These increases were largely offset by increases in inventory ($146,555) and pre-paid expenses ($23,734). Cash of $5,215 was used to purchase capital assets. The Company has no commitments for capital expenditures, although it intends to purchase capital assets in the ordinary course of business. The Company believes that its present cash and cash it expects to generate from operations will be sufficient to meet its operational needs. In addition, Steiner-Atlantic Corp., which became a wholly owned subsidiary of the Company on November 1, 1998, obtained a $2,250,000 revolving line of credit and $2,400,000 term loan on November 2, 1998. Both the revolving line of credit and term loan are guaranteed by the Company and secured by pledges of substantially all of the assets of the Company and Steiner-Atlantic Corp.

Year 2000 Compliance

         The Company believes that its internal management information systems, billing, payroll and other information services are Year 2000 compliant. The Company has already upgraded its software programs at a cost of less than $2,000 and has carried out certain tests of its accounts payable and accounts receivable files which are date sensitive and found all systems to operate properly. The Company has reviewed its transmission product line and found that none of its products are date sensitive. Steiner-Atlantic's internal accounting systems have been certified as being year 2000 compliant. Internal testing to verify the certification will started in November 1998.

Results of Operations

         Net sales decreased by $82,945 (7.9%) in the first quarter of fiscal 1999 from the same period in fiscal 1998. The Company believes that the decrease in sales during the first quarter was primarily due to the cyclical buying habits of telephone companies which are budget sensitive this time of year and during the second quarter. Prices remained constant during the period. Sales of telephone test equipment decreased by $188,319 (19.1%) in the first quarter of fiscal 1999 from the same period in fiscal 1998. Decreases in sales of outside plant test sets (4.1%) and installer's test sets (41.7%) were offset by increases in sales of transmission test equipment (78.5%). Sales of customer premise equipment increased by $109,454 (552.5%) during the first three months of fiscal 1999 when compared to the same period of fiscal 1998, mainly due to a one time contract for CSU/DSU devices. Sales of miscellaneous products, parts and repairs decreased by $4,080 (9.5%).

         The Company's gross profit margin, expressed as a percentage of sales, decreased to 36.5% for the first quarter of fiscal 1999 from 39.4% for the same period of fiscal 1998. The decrease was mainly due to the decreased level of sales which adversely impacted the Company's ability to absorb its fixed expenses as well as an increase in payroll and payroll expenses.

         Selling, general and administrative expenses decreased by $37,289 (12.0%) and as a percentage of sales to 34.2% from 34.8% during the first quarter of fiscal 1999. The decrease consisted of a reduction in general and administrative expenses (11.1%) and sales expenses (13.0%)

         Research and development expenses increased by $1,531 (2.7%) in the first quarter of fiscal 1999 compared to the same period of fiscal 1998 mainly due to higher payroll, payroll expenses and supplies.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securityholders.

         At the Company's 1998 Annual Meeting of Stockholders held on October 29, 1998 (the "Merger"), stockholders:

         (a) Approved and adopted an Agreement and Plan of Merger, dated as of July 1, 1998 (the "Merger Agreement"), among the Company, Metro-Tel Acquisition Corp. ("Subsidiary"), Steiner-Atlantic Corp. ("Steiner"), William K. Steiner and Michael S. Steiner, pursuant to which, subsequent to the Meeting, Subsidiary, a newly formed wholly-owned subsidiary of the Company, was merged with and into Steiner (the "Merger"), as a result of which, among other things, Steiner became a wholly-owned subsidiary of the Company, the stockholders of Steiner became owners of approximately 69% of the outstanding shares of the Company's Common Stock and a majority of the members of the Company's Board of Directors now consists of designees of Steiner, by a vote of 1,436,079 shares in favor and 42,848 shares against, with 2,248 shares abstaining and 460,365 broker non-votes;

         (b) Approved and adopted a proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock which the Company is authorized to issue from 6,000,000 shares to 15,000,000 shares, by a vote of 1,434,111 shares in favor and 45,793 shares against, with 2,860 shares abstaining and 458,776 broker non-votes;

         (c) Approved and adopted a proposal to amend the Company's 1991 Stock Option Plan to increase the number of shares of Common Stock which the Company is authorized to issue thereunder from 250,000 shares to 850,000 shares, by a vote of 1,401,367 shares in favor and 66,820 shares against, with 12,219 shares abstaining and 461,134 broker non-votes; and

         (d) Reelected the Company's then existing Board of Directors by the following votes:

                                                        Votes
                                               For               Withheld
                                               ---               --------

                  Michael Epstein           1,906,379            35,161
                  Lloyd Frank               1,906,379            35,161
                  Venerando J. Indelicato   1,905,657            35,883
                  Michael Michaelson        1,906,379            35,161

         Pursuant to the Merger Agreement, in addition to William K. Steiner and Michael S. Steiner, Stuart Wagner and David Blyer were designated by Steiner to serve on the Company's Board of Directors. Venerando Indelicato and Lloyd Frank continue to serve as directors of the Company and, in accordance with the Merger Agreement, Michael Epstein and Michael Michaelson have resigned as directors of the Company.

Item 7.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule

         (b)      Reports on Form 8-K

         The only Current Report on Form 8-K filed by the Company during the period covered by this report was a Report dated (date of earliest event reported) July 6, 1998, reporting under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.
No financial statements were filed with that report.

         Subsequently, the Company filed a Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, reporting under Item 1, Changes in Control of Registrant, Item 2, Acquisition or Disposition of Assets,
Item 5,  Other  Events,  Item  7,  Financial  Statements,  Pro  Forma  Financial
Information and Exhibits and Item 8, Change in Fiscal Year. The following financial statements were filed with that report through incorporation by reference to such financial statements contained in the Company's Proxy Statement dated October 5,1998 (File No.
0-9040):

         The  following  historical  financial  statements  of  Steiner-Atlantic
Corp.:

              Report of Independent Certified Public Accountants

              Balance Sheets at December 31, 1997 (audited) and June 30, 1998 (unaudited)

              Statements of Income for the years ended December 31, 1996 and 1997 (audited) and for the six months ended June 30, 1997 and 1998 (unaudited)

              Statements of Shareholders Equity for the years ended December 31, 1996 and 1997 (audited) and for the six months ended June 30, 1998 (unaudited)

              Statements of Cash Flows for the years ended December 31, 1996 and 1997 (audited) and for the six months ended June 30, 1997 and 1998 (unaudited)

              Notes to Financial Statements

      The following unaudited Pro Forma Combined Condensed Financial Statements:

              Introductory Statement

              Unaudited Pro Forma Combined Condensed Balance Sheet of the Company and Steiner-Atlantic Corp. at June 30, 1998.

              Unaudited Pro Forma Combined Condensed Statements of Operations for the year ended December 31, 1997 and the six months ended June 30, 1998.

              Notes  to  Unaudited  Pro  Forma  Combined   Condensed   Financial
              Statement.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              METRO-TEL CORP.


Date:    November 12, 1998             By:    /s/  Venerando J. Indelicato
                                              ---------------------------------
                                              Venerando J. Indelicato
                                              Treasurer and
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                              Description
--------------                              -----------

         27                                 Financial Data Schedule