Form 10KT405
period 1998-06-30
METRO TEL CORP
filed 1999-02-16
CIK 65312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 1998 to June 30, 1998

Commission file number 0-9040

                                 METRO-TEL CORP.
                 (Name of small business issuer in its charter)

                        Delaware                        11-2014231
   (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

   290 N.E. 68th Street, Miami, Florida 33138              95035
    (Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:     305-754-4551

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.025 par value

Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   [X]  No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Steiner's - Atlantic Corp's revenues for the six months ended June 30, 1998 was $7,834,709 and for the year ended December 31, 1997 was $14,249,441.
The foregoing does not include the revenues of Metro-Tel Corp.

         The aggregate market value as at January 21, 1999 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $20,625,000 calculated on the basis of the closing price of such stock on the Chicago Stock Exchange on that date. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's Common Stock as at January 21, 1999 was 6,875,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

Transitional Small Business Disclosure Format   Yes [ ]   No  [X]

                           FORWARD LOOKING STATEMENTS

         Certain statements in this Report under the captions "Item 1. Business," "Item 2. Properties" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward- looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual result, performance or achievements of the Company, or industry trends and results, to be materially different from any future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following: general economic and business conditions; industry conditions and trends, including supply and demand; fluctuations in the prices for telecommunication and dry- cleaning industry products; competition; changes in business strategy or development plans; availability, terms and deployment of debt and equity capital; relative values of the United States currency to currencies in the countries in which the Company's customers and competitors are located; availability of qualified personnel; changes in, or the failure to comply with, government regulations; the ability of certain of the Company's customers and suppliers and others to successfully and timely complete their Year 2000 compliance programs. These and certain other factors are discussed from time to time in this Report and from time to time in other Company reports hereafter filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report. and other factors referenced in this Report.

         When used in this Report, the words "may", "will, "expect," anticipate," "continue," "estimate," "project," "intend", "strategy" and "pro forma" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Any forward looking statements are not guarantees of future performance and are subject to risks and significant uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

                                  INTRODUCTION

         On November 1, 1998, Steiner-Atlantic Corp. ("Steiner") was merged (the "Merger") with and into, and became a wholly-owned subsidiary of, Metro-Tel Corp. ("Metro-Tel" and collectively with Steiner, the "Company"). As a result of the Merger, the Company has added Steiner's operations as a supplier of dry cleaning, industrial laundry equipment and steam boilers to Metro-Tel's operations as a manufacturer and seller of telephone test and customer premise equipment.

         All  periodic  reports   heretofore  filed  by  the  Company  with  the
Securities and Exchange Commission have reflected only the operations and financial statements of Metro-Tel Corp. on a stand-alone basis.

         For financial accounting (but not corporate law) purposes, the Merger is treated as a "reverse acquisition" of Metro-Tel by Steiner utilizing the "purchase" method of accounting. As a result, all financial statements of the Company included in this and future periodic reports filed by the Company but covering periods prior to November 1, 1998 will reflect only the results of operations, financial position and cash flows of Steiner on a stand-alone basis. All consolidated financial statements of the Company for periods commencing November 1, 1998 will, in addition, include the results of operations, financial position and cash flows of Metro-Tel from and after that date.

         Subsequent to the Merger, the Company elected to adopt Metro-Tel's June 30 fiscal year rather than Steiner's December 31 fiscal year. Accordingly, this Transition Report on Form 10-KSB is being filed pursuant to Rule 13a-10(b) of the Securities Exchange Act of 1934 to file audited financial statements of Steiner as of December 31, 1997 and June 30, 1998 and for the years ended December 31, 1996, Decenber 31, 1997 and six months ended June 30, 1998.

                                     PART 1
                                     ------

Item 1. Business
----------------

General

         Founded in 1960, Steiner is a supplier of dry cleaning equipment, industrial laundry equipment and steam boilers, offering over 30 lines of commercial systems to customers in South Florida, the Caribbean and Central and South American markets ("Latin America"). Steiner's services include: (1) designing and planning "turn-key" laundry and/or dry cleaning systems to meet the layout, volume and budget needs of a variety of institutional and retail customers, (2) supplying replacement equipment and parts to its customers, (3) providing warranty and preventative maintenance through factory-trained technicians and service managers, (4) selling its own line of dry cleaning systems to customers in the United States, the Caribbean and Latin America; and
(5) selling process steam systems and boilers.

         Founded in 1963, Metro-Tel has been engaged in the manufacture and sale of telephone test and customer premise equipment utilized by telephone and telephone interconnect companies in the installation and maintenance of telephone equipment. Through internal research and development and through acquisition, Metro-Tel has added various product lines to its telephone test and customer premise product lines.


Steiner's Operations

         History. Steiner was founded in 1960 by William K. Steiner. Steiner initially operated as a distributor of dry cleaning systems and boilers, and as a rebuilder of laundry, dry cleaning and boiler equipment. Steiner expanded in 1972 when it began distributing institutional laundry equipment to hotels, motels and hospitals. In 1980, Steiner began importing dry cleaning systems from an English manufacturer, and four years later, Steiner developed a relationship with an Italian manufacturer of dry cleaning systems. In 1990, Steiner established its own branded product line with the introduction of an updated dry cleaning system under the Aero-Tech label, substantially all of which is currently manufactured exclusively for Steiner in Italy.

         Steiner's laundry equipment includes washers and dryers, including coin-operated machines, boilers, water reuse and heat reclamation systems, flatwork ironers and automatic folders. Steiner's dry cleaning equipment includes dry cleaning machines, garment presses, finishing equipment, and sorting and distributing conveyors. Steiner's marketing staff sells to a customer base that includes franchise and independent drycleaners, hotels, motels, hospitals, cruise lines, nursing homes, governmental institutions and distributors.

         Product Lines. Steiner offers a broad line of over 30 laundry and dry cleaning systems and boilers and over 1,000 accessory parts. Steiner's products are manufactured by a number of suppliers. Steiner also markets a complete line of dry cleaning equipment under its Aero-Tech trademark. Steiner's product lines are positioned and priced to appeal to customers in the high-end, mid-range and value priced markets. Suggested prices for most of Steiner's products range from approximately $5,000 to $50,000. Steiner's product line offers its customers a "one-stop shop" for laundry and dry cleaning systems, boilers and accessories.

         In 1990, Steiner introduced its own line of dry cleaning equipment, marketed under the Aero-Tech brand name, manufactured exclusively for Steiner in Italy. Steiner does not have a formal contract with its Italian manufacturer, but relies on its long-standing relationship with it. Steiner collaborates in the design and closely monitors the quality of the manufactured product and believes its Aero-Tech systems exceed the environmental regulations set by safety and environmental regulatory agencies. Steiner must place its orders with its Italian manufacturer prior to the time Steiner has received all of its orders. However, because of Steiner's close working relationship with its Italian manufacturer, Steiner can adjust orders rapidly and efficiently to reflect a change in customer demands.

         According to its arrangement with its manufacturer, Steiner purchases dry cleaning systems from its manufacturer in Italian lire. However, in the case of a substantial decline in the value of the U.S. dollar against the Italian lire or the implementation of custom duties, import controls or trade barriers with Italy, Steiner has the ability to have its Aero-Tech line manufactured by other international suppliers. Imports into the United States are affected by the cost of transportation, the imposition of import duties and increased competition from greater production demands abroad. The United States and Italy may, from time to time, impose new quotas, duties, tariffs or other restrictions or adjust prevailing quotas, duty or tariff levels, which could affect Steiner's margins on its Aero-Tech systems. United States customs duties presently are approximately 1% of invoice cost on dry cleaning systems.

         Sales, Marketing and Customer Support. Steiner's laundry and dry cleaning equipment products are marketed in the United States, the Caribbean, Mexico and other Latin American countries. Steiner employs seven sales executives to market its products in South Florida and the international markets. Aero-Tech products are sold by the same seven sales executives. Steiner supports its products by representative advertising in trade publications, participating in trade shows and engaging in regional promotions and sales incentive programs. A substantial portion of Steiner's equipment sales are obtained by telephone and fax inquiries originated by the customer or by Steiner and significant repeat sales are derived from existing customers.

         Steiner seeks to become the single supplier of laundry and dry cleaning equipment to each of its customers. Steiner currently offers over 30 lines of commercial laundry, dry cleaning and boiler systems, along with a comprehensive parts inventory consisting of over 1,000 parts and accessories. Steiner's product lines are offered under a wide range of price points to address the needs of a diverse customer base. By providing "one-stop" shopping, Steiner believes it is better able to attract and support potential customers who can choose from Steiner's broad product line.

         Steiner seeks to establish customer satisfaction by offering (1) an on-site training and preventive maintenance program performed by factory trained technicians and service managers; (2) design and layout assistance; (3) maintenance of a comprehensive parts and accessories inventory and same day or overnight availability; and (4) competitive pricing. Steiner provides a toll-free support line to resolve customer service problems and estimates that it resolves approximately 75% of the service inquiries on the first call.

         Steiner trains its sales and service employees to provide service and customer support. Steiner uses specialized classroom training, instructional videos and vendor sponsored seminars to educate employees about product information. In addition, Steiner's technical staff has prepared comprehensive training manuals, written in English and Spanish, relating to specific training procedures. Steiner's technical personnel are continuously updated and retrained as new technology is developed. Steiner monitors service technicians' continued educational experience and fulfillment of requirements in order to evaluate their competence. All of Steiner's service technicians receive service bulletins, service technicians' tips and continued training seminars.

         Customers and Markets. Steiner's customer base consists of approximately 350 customers in the United States, the Caribbean and Latin America. Steiner's customers include dry cleaning chains and institutions, cruise lines, and government agencies. No customer accounted for more than 10% of Steiner's revenues on a stand-alone basis during Steiner's fiscal years ended December 31, 1996 and 1997 or the six months ended June 30, 1998.

         The following table sets forth the approximate geographic distribution of Steiner's sales for the six months ended June 30, 1998:


                                           Revenues              % of Total
                                          ---------              ----------

United States                              $5,316,711              68.6%
Latin America                              $1,217,397              15.7%
Caribbean                                  $1,147,918              14.8%
Other                                      $   65,295                .9%
                                           ----------             ------
Total                                      $7,747,321             100%
                                           ==========             =======

         Sources of Supply. Steiner purchases laundry and dry cleaning systems, boilers and other products from a number of manufacturers, none of which accounted for more than 20% of its purchases for the years ended December 31, 1996 and 1997 and the six months ended June 30, 1998. Steiner has established long-standing relationships with many of the leading laundry, dry cleaning and boiler manufacturers. Steiner's management believes these supplier relationships provide Steiner with a substantial competitive advantage, including exclusivity in certain products and areas and favorable prices and terms. Therefore, the loss of a major vendor relationship could affect Steiner's business. Historically, Steiner has not experienced difficulty in purchasing desired products from its suppliers and believes it has good working relationships with its suppliers.

         Competition. The laundry and dry cleaning equipment distribution business is highly competitive and fragmented with over 100 full-line or partial-line equipment distributors in the United States. Steiner's management believes that no distributor supplies more than 6% of the market and that substantially all such distributors are independently owned and, with the exception of several regional distributors, operate primarily in local markets. Competition is based on price, product quality, delivery and support services provided by the distributor to the customer. In South Florida, Steiner's principal domestic market, Steiner's primary competition is derived from two full-line distributors which operate out of the Miami area. In the export market, Steiner primarily competes with a wholesale distributor located in the Northeast and anticipates increased competition from other distributors, as the export market grows. As Steiner expands the sale of its Aero-Tech line to its distributors on a national level, it competes with over a dozen manufacturers of dry cleaning equipment whose products are distributed nationally. Steiner competes by offering an extensive product selection, value-added services, such as product inspection and quality assurance, toll-free customer support line, reliability, warehouse location, price and, with the Aero-Tech line, competitive special features and exclusivity.


Metro-Tel's Operations.

         History. The Metro-Tel was incorporated under the laws of the State of Delaware on June 30, 1963. Since its inception, Metro-Tel has been engaged in the manufacture and sale of telephone test and customer premise equipment utilized by telephone and telephone interconnect companies in the installation and maintenance of telephone equipment. Through internal research and development and through acquisition, Metro-Tel has added various product lines to its telephone test and customer premise product lines.

         Product Lines. The following table sets forth the approximate net sales of each of the Metro- Tel's two products lines and of its other products and services, as a group, and the percentages which such sales bear to total net sales of Metro-Tel on a stand-alone basis during each of the two years ended June 30, 1998:


                                       Year Ended June 30,
                        ----------------------------------------------------

                           1998                         1997
                           ----                         ----
                          Amount      %                Amount        %
                          ------     ---               ------       --
                                       (dollars in thousands)
Telephone Test
Equipment                $3,582       93%               $3,602        93%

Customer Premise
Equipment                    83        2%                  121         3%

Other Products and
Services                    174        5%                  160         4%
                         ------      ----               ------       ----
                         $3,839      100%               $3,883       100%

         The downsizing of the Regional Bell Operating Companies ("RBOCs" during the past several years has reduced the number of Telecom craft personnel who are potential users of Metro-Tel's test equipment and, accordingly, Metro-Tel's sales. To reduce the impact that has occurred as a result of the downsizing of the RBOCs, through research and development, Metro-Tel has begun introducing new products aimed at reducing its dependence on the RBOCs and is entering into new markets, principally the public utility and data industry, for its existing and new products.

         Telephone Test Equipment. Metro-Tel manufactures and sells a line of telephone test equipment which includes portable test sets, which are designed for use in locating high resistance faults resulting from moisture in exchange cables and by cable splicers on exchange and toll cables for identification of cable wires and other tone-testing purposes; linemen's rotary and/or touch-tone testing handsets and portable line test sets for use by telephone installers, repairmen and central office personnel; hand and pole exploring coils which are used in cable fault finding; solid state conversion amplifier kits; Volt-Ohmmeter test sets; and Cable Hound(R), a portable electronic unit that locates and determines the depth of underground cable and metal pipes primarily for the telephone, utility and construction industries.

         In addition, Metro-Tel manufactures a line of transmission test equipment used in telephone company central office installations by operating companies, long distance telephone resellers and large companies who own their own networks. Among these products are digital and analog rack-mounted test systems, portable transmission test sets, remote test systems and fiber optic test sets.

         Customer Premise Equipment. Metro-Tel manufactures and markets a line of telephone station and peripheral products, including telephone call sequencers (which answer calls on up to 12 incoming unattended lines, provide the caller with an appropriate message and place the calls in queue until answered by an attendant) and a line of digital announcers (which provide a pre-programmed message with the ability to ring through at the end of the message if so desired by the caller). This product line also includes a series of specialty telephone products, including call diverters (call forwarding devices used both by end-users and in telephone company central offices), speed dialers, specialty telephones and amplified handsets for the hearing impaired.

         In addition, Metro-Tel has begun distributing a line of Channel Service Units/Data Service Units (CSU/DSU) for the data industry. These devices are used to terminate a digital channel on a customer's premises and enable computer data to be transmitted and received at high speeds over the telephone line without the use of a modem.

         Other Products and Services. In addition, Metro-Tel sells a variety of accessory products, primarily head sets and alligator clips. Metro-Tel also sells spare parts for its product lines and provides repair services for its products.

         Methods of Distribution. Metro-Tel presently sells its products through its own regional sales managers and sales representatives who assist Metro-Tel's national telephone equipment distributors. Sales managers are presently based in Georgia and California. In addition, Metro-Tel maintains an in-house sales staff at its facilities in Milpitas, California.

         Principal Customers. Metro-Tel is not dependent upon any single customer. However, North Supply Company, a national distributor of telephone products, accounted for approximately 15% and 19% of Metro-Tel's net sales for the years ended June 30, 1998 and 1997, respectively, but less than 10% of the consolidated revenues on a pro forma basis, assuming the Merger had been completed at the beginning of the applicable year. Metro-Tel believes that, should it for any reason lose this distributor, Metro-Tel would not be adversely impacted since these sales would be absorbed by other distributors.

         Sources of Supply. The basic materials used in the manufacture of Metro-Tel's telephone test equipment and telephone station and peripheral telephone equipment consist of electronic components. Metro-Tel utilizes many suppliers and is not dependent on any supplier. Its raw materials generally are readily available from numerous suppliers.

         Competition. Competition is high with respect to each of Metro-Tel's product lines. However, as the products contained in such lines are varied and similar products contain varying features, neither Metro-Tel nor any of its competitors is a dominant factor in any product line market, except for linemen's test sets for which Dracon, a division of Harris Corporation, is dominant.

         The principal method of competition for each of Metro-Tel's products is price and product features, with service and warranty having a relatively less significant impact. Metro-Tel believes its product lines are competitively priced. Many of Metro-Tel's competitors have greater financial resources and have more extensive research and development and marketing staffs than Metro-Tel.

         Research and Development. Metro-Tel is regularly engaged in the design of new products and improvement of existing products for all of its telecommunication equipment products lines amount specifically allocated and research and development activities in fiscal 1998 and 1997, principally salaries, was $228,755 and $238,061, respectively. All research and development is Metro-Tel sponsored, except for products designed for Metro-Tel by unaffiliated third parties compensated by either a lump-sum payment or on a royalty basis.

         Metro-Tel intends to continue its policy of reviewing potential acquisitions of new product lines, additional products for its existing product lines and the enhancement of its production and distribution capabilities. Such acquisitions could lead to the issuance of notes, use of the general working capital of Metro-Tel and/or issuance of shares of Metro-Tel's capital stock.

Patents and Trademarks

         The Company is the owner of United States service mark registrations for the names Aero- Tech, Logitrol, Petro-Star, Aqua Star and Enviro-Star which are used in connection with its laundry and dry cleaning business lines. The Company intends to use and protect these or related service marks, as necessary. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products.

         The Company has obtained a number of patents and has a number of trademarks which are used to identify its telephone test and customer premise product lines. No patent or trademark is considered to be material to the Company's telecommunication's product lines. The Company also pays royalties to third parties under arrangements permitting the Company to manufacture various items in its product lines.

Compliance with Environmental and Other Government Laws and Regulations

         Over the past several decades in the United States, federal, state and local governments have enacted environmental protection laws in response to public concerns about the environment. A number of industries, including the dry cleaning and laundry equipment industry, are subject to these evolving laws and implementing regulations. As a supplier to the industry, the Company serves customers who are primarily responsible for compliance with environmental regulations. Among the federal laws that the Company believes are applicable to the industry, are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), which provides for the investigation and remediation of hazardous waste sites; The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), which regulates generation and transportation of hazardous waste as well as its treatment, storage and disposal; and the Occupation Safety and Health Administration Act ("OSHA"), which regulates exposure to toxic substances and other health and safety hazards in the workplace. Most states and a number of localities have laws that regulate the environment which are at least as stringent as the federal laws. In Florida, environmental matters are regulated by the Florida Department of Environmental Protection which generally follows the Environmental Protection Agency's ("EPA") policy in the EPA's implementation of CERCLA and RCRA and closely adheres to OSHA's standards.

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

Employees

         The Company currently employs 61 employees on a full-time basis, of whom 3 are executive management, 15 are sales and marketing, 13 are administrative and clerical, 7 are engineers and technicians, 19 are engaged in production and 4 are in warehouse support. Of the Company's employees, 29 are employed exclusively with respect to the Company's laundry and dry cleaning equipment operations, 30 are employed exclusively with respect to the Company's telecommunications equipment operations and the remainder currently divide their time between the two operations. None of the Company's employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are excellent.

Foreign and Government Sales

         Steiner's export sales of the Company's laundry and dry cleaning business were approximately $2,400,000 (or 31.4% of this Steiner's revenues for the six month period ended June 30, 1998). Such export sales were made principally to Latin America and the Caribbean. See "--Steiner's

Operations-Customers and Markets". Most of Steiner's export sales require the customer to make payment in United States Dollars.

         Metro-Tel's export sales of the Company's telephone test and customer premise equipment were approximately $252,000 (6.5% of this business line's revenues) and $189,000 (4.9% of this Metro-Tel's line's revenues) in the years ended June 30, 1997 and 1998, respectively. Such export sales were made principally to Europe, Canada and South America. Some of Metro-Tel's export sales are made through distributors and agents. All of Metro-Tel's sales also require the Company to make payment in United States dollars. Accordingly, foreign sales of Steiner and Metro-Tel may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located. Revenues from sales to the United States government (none of the contracts relating thereto being subject to renegotiation of profits or termination at the election of the government) are immaterial.

Item 2.                    Properties.
-------                    -----------

         The Company's executive offices and the main distribution center for its laundry and dry cleaning equipment products are housed in three leased adjacent facilities totaling approximately 47,000 square feet in Miami, Florida. The Company believes its facilities are adequate for its present needs and that suitable space would be available to accommodate its future needs. The Company currently has three separate leases on its facilities in Miami, Florida and a lease for its facility in Milpitas, California. The following table sets forth certain information concerning the leases at these facilities:


                                       Approximate
Facility                               Sq. Ft.         Expiration
--------                               -------         ----------

Miami, Florida (1)                     27,000         October 2004
Miami, Florida                          8,000        Month to Month
Miami, Florida (2)                     12,000        December, 1999
Milpitas California                    21,500          March, 2002


(1) Leased from William K. Steiner, a director of the Company. The lease includes a right to renew for term at a rent to be agreed upon by the parties.

(2) Lease contains one three-year lease extension with adjustments for changes in the Consumer Price Index.

Item 3.                    Legal Proceedings.
-------                    -----------------

         Not applicable.

Item 4.                    Submission of Matters to a Vote of Security Holders
-------                    ---------------------------------------------------

         As reported in the Company's Quarterly Report or Form 10-QSB for the quarter ended September 30, 1998, at the Company's 1998 Annual Meeting of Stockholders held on October 29, 1998, the Company's stockholders:

         (a) Approved and adopted an Agreement and Plan of Merger, dated as of July 1, 1998 (the "Merger Agreement"), among Metro-Tel, Metro-Tel Acquisition Corp. ("Subsidiary"), Steiner, William K. Steiner and Michael S. Steiner, pursuant to which, subsequent to the Meeting, Subsidiary, a newly formed wholly-owned subsidiary of Metro-Tel, was merged with and into Steiner, as a result of which, among other things, Steiner became a wholly-owned subsidiary of Metro-Tel, the stockholders of Steiner became owners of approximately 69% of the outstanding shares of the

Company's Common Stock and a majority of the members of the Company's Board of Directors now consists of designees of Steiner, by a vote of 1,436,079 shares in favor and 42,848 shares against, with 2,248 shares abstaining and 460,365 broker non-votes;

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

                                                     Votes
                                                     -----
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

                                     PART II
                                     -------

Item 5.           Market for the Common
-------           Equity and Related Stockholder Matters.
                  --------------------------------------

         The Company's Common Stock has been traded on the Chicago Stock Exchange under the symbol "MTF" since January 11, 1999 and has been quoted on the Nasdaq Electronic Bulletin Board under the symbol MTRO since January 7, 1999. Prior thereto, the Company's Common Stock was quoted on the Nasdaq Stock Market-Small Cap Market. The following table sets forth the high and low bid prices for the Company's Common Stock for each quarterly period in the period July 1, 1997 through January 8, 1998, as reported by Nasdaq, and thereafter the high and low sales prices for the Company's Common Stock as reported by the Chicago Stock Exchange. The Nasdaq quotations are without retail markups, markdowns or commissions and may not represent actual transactions.

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
                     Third Quarter               1 1/4               1 1/16
                     Fourth Quarter              1 1/8                 5/8

                     Fiscal 1998
                     -----------
                     First Quarter               1 3/8                11/16
                     Second Quarter              11/2                  7/8
                     Third Quarter               1 3/8                 5/8
                     Fourth Quarter              1 3/4                25/32

                     Fiscal 1999
                     -----------
                     First Quarter               1 3/8                 7/8
                     Second Quarter              3 9/16                5/8
                     Third Quarter (through      3 3/16              2 3/4
                        January 25, 1999)

         No dividends have been paid on the Company's Common Stock during either of the last two fiscal years. Steiner is a party to a Loan and Security Agreement with a commercial bank, loans under which are guaranteed by the Company and secured by substantially all of the assets of the Company. Among other things, this agreement provides that the Company may not declare or pay dividends if such payment would likely cause it to fail to maintain a specific consolidated debt service ratio and ratio of consolidated liabilities to tangible net worth.

         As of January 25, 1999 there were approximately 959 holders of record of the Company's Common Stock.

Item 6.           Management's Discussion and Analysis of Steiner's Financial
-------           Condition and Results of Operations
                  -----------------------------------------------------------

General

         On November 1, 1998 Steiner was merged with and into and became a wholly-owned subsidiary of the Company. As set forth in Note 9 in the accompanying financial statements of Steiner, for financial reporting purposes the Merger is treated as the acquisition of the Company by Steiner and is accounted for under the purchase method of accounting. Accordingly, the Company's reported results of operations for all periods prior to November 1, 1998 reflect only the results of operations of Steiner.

         Therefore, results of operations and financial position of Metro-Tel (reflected in periodic reports filed by Metro-Tel covering periods ended prior thereto) and of Steiner (reflected herein and in the Company's proxy statement dated October 5, 1998) prior to November 1, 1998 are not comparable to the consolidated results of operations of the Company subsequent to such date which will reflect the results of Metro-Tel (only since such date) and Steiner (for the entire period). Furthermore, the following discussions and analyses concerns the results of operations and financial position of Steiner on a stand-alone basis as of and for the six months ended June 30, 1997 and 1998. Accordingly, it is not necessarily indicative of the Company's (including Steiner's and Metro-Tel's) results on a consolidated basis that are to be expected for a full year.

Results of Operations

Comparison of Six Months Ended June 30, 1998 and June 30, 1997

         Net sales increased by $1,235,875 (19.0%) during the six month period ending June 30, 1998 from the same period of 1997. Sales of dry cleaning equipment decreased by 12.2% due to a decrease in the number of dry cleaning plants being opened. This decrease was offset by increases in sales of laundry equipment (65.6%), coin laundry equipment (16.9%) and spare parts (11.5%).

         Commissions and other income increased by $14,674 (20.2%) during the six month period of 1998 compared to the same period of 1997.

         Steiner's gross profit margin, expressed as a percentage of net sales, decreased during the first six months of 1998 to 26.3% from 28.9% for the same period of 1997. The decrease is mostly attributable to the change in the mix of product sales.

         Selling, general and administrative expenses increased by $245,660 (15.4%) during the six month period of 1998, but as a percentage of net sales revenues decreased to 23.8% from 24.5% during the same period of 1997. This increase was primarily due to increases in salaries (10.3%), telephone expenses (61.0%) professional fees (22.8%), conventions (64.4%), maintenance and repairs (102.8%), commissions (127.6%) and bad debt expenses of $79,730. These increases were mostly offset by reductions in insurance (3.6%) advertising (9.7%), travel and promotion (12.8%) and computer (44.2%).

         Other income increased by $144,030 (from $19,851 to $163,881), mostly due to an increase in management fees from an affiliated company. Steiner believes that interest expense will increase as a result of increased borrowings to fund a cash distribution to shareholders prior to completion of the Merger and its new and expanded and revolving credit and term loan agreement discussed below.

         Comparison of Years Ended December 31, 1997 and December 31, 1996.

         Net sales increased by $235,815 (1.7%) in 1997 over 1996. Sales of dry cleaning equipment decreased by 16.4% due to a decrease in the number of dry cleaning plants being opened. This decrease in sales of dry cleaning equipment was offset by increases in sales of laundry equipment (4.3%), coin laundry equipment (32.6%) and spare parts (16.8%).

         Steiner's gross profit margin, expressed as a percentage of net sales, decreased to 26.6% in 1997 from 28.2% in 1996. The decrease in gross profit margin is mainly attributable to the change in the mix of product sales.

         Commissions and other income decreased by $2,091 (1.3%) in 1997 over 1996.

         Selling, general and administrative expenses increased in 1997 by $76,076 (2.2%) and as a percentage of net sales to 24.6% from 24.5% in 1996. This increase was primarily due to increases in salaries (2.0%), payroll taxes (23.4%), commissions (14.1%) and a one time loss associated with an international transaction. These increases were largely offset by reductions in telephone expense (17.4%), depreciation and amortization (13.5%), convention expenses (55.7%), postage and freight (55.2%) and maintenance and repairs (35.7%).

         Other income decreased by $120,665 (60.4%) in 1997 over 1996, mainly due to a reduction in management fee income associated with an affiliated company.


Financial Position and Liquidity

         For the six month period ending June 30, 1998, Steiner's cash increased by $196,059. Of the cash generated by operating activities ($1,573,579), $444,193 was derived from net income and $15,621 was derived from non-cash expenses for depreciation and amortization along with $79,730 for bad debt expense. Additional cash from operating activities was provided by a decrease in inventories ($197,145), a decrease in accounts and lease receivables ($235,331) and a decrease in other assets ($65,526). Steiner's cash also increased due to an increase in accounts payable and accrued expenses ($450,940) and customer deposits ($85,093). Cash of $15,043 was used by Steiner in investing activities to purchase capital assets. Cash of $1,362,477 was used by Steiner in financing activities for the repayment of debt ($100,000) and to fund a cash distribution to shareholders ($1,937,477) which offset new borrowing of $500,000 from Steiner's line of credit plus $175,000 borrowed from a related company.

         On November 2, 1998, Steiner entered into a new loan agreement with the same commercial bank used in its prior financing. (See Note 11 to the Financial Statements of Steiner for the six months ended June 30, 1998 and 1997). Steiner paid off the outstanding balances on its prior line of credit and term loan with the proceeds from the new loan. The new loan includes a line of credit of $2,250,000 (limited by a borrowing base related to eligible accounts receivable and inventories of Steiner) and a term loan of $2,400,000. Borrowing under the new agreement bear interest at the bank's prime rate of 2.75% per annum above the one month LIBOR Market Index Rate. The line of credit is due on the earlier of November 2, 1999 or demand. The term loan is due January 2002. The term loan requires monthly payments of $40,000 plus interest, commencing January 1999, with a $960,000 balloon payment in January 2002. Steiner's obligations under the line of credit and term loan are guaranteed by Metro-Tel and secured by pledges of substantially all of Steiner's and Metro-Tel's present and future assets and property, excluding real estate. The agreement requires the maintenance of certain financial ratios and contains other restrictive covenants.

Year 2000 Compliance

         The Company believes that its internal management information systems, billing, payroll and other information services are Year 2000 compliant. The Company has already upgraded its software programs and carried out certain tests of its accounts payable and accounts receivable files which are date sensitive and found all systems to operate properly. The Company is not linked by computer with any of its customers or vendors. Orders are received and purchase orders are sent by telecopy, telephone, in person or by mail. None of these methods are date sensitive.



New Accounting Pronouncements

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which Steiner will adopt as required for all periods beginning after December 15, 1997. This statement requires the disclosure of certain information about operating segments in the financial statements. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers.

          The new standard is effective for financial statements for periods beginning after December 15, 1997 and requires comparative financial information for earlier years to be restated. Disclosure is not required for interim periods during the first year. The adoption of this new standard is not expected to have a significant impact on Steiner's financial statements.


          SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company did not engage in derivative instruments or hedging activities in any periods presented in the financial statements.

Item 7.           Financial Statements
-------           --------------------
                                                        Steiner-Atlantic Corp.
                                                Index to Financial Statements



Report of Independent Certified Public Accountants

Balance Sheets at December 31, 1997 and June 30, 1998

Statements of Income for the years ended December 31, 1996 and 1997 and for the six months ended June 30, 1997 (unaudited) and 1998

Statements of Shareholders' Equity for the years ended December 31, 1996 and 1997 and for the six months ended June 30, 1998

Statements of Cash Flows for the years ended December 31, 1996 and 1997 and the six months ended June 30, 1997 (unaudited) and 1998

Summary of Accounting Policies

Notes to Financial Statements

Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Steiner-Atlantic Corp.
Miami, Florida


We have audited the accompanying balance sheets of Steiner-Atlantic Corp. as of December 31, 1997 and June 30, 1998 and the related statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997 and for the six months ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Steiner-Atlantic Corp. at December 31, 1997 and June 30, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 and for the six months ended June 30, 1998, in conformity with generally accepted accounting principles.




Miami, Florida                                                  BDO Seidman, LLP
November 13, 1998

                                                          Steiner-Atlantic Corp.
                                                                  Balance Sheets




                                                                           December 31,         June 30,
                                                                               1997               1998


Assets

Current assets
   Cash and cash equivalents                                            $         632,331   $       828,390
   Accounts receivable (Note 7)                                                 1,214,523           981,432
   Current portion of lease receivables (Notes 2 and 7)                           193,562           161,007
   Inventories                                                                  3,108,303         2,911,158
   Other current assets (Note 6)                                                  116,653            67,238
---------------------------------------------------------------------------------------------------------------

Total current assets                                                            5,265,372         4,949,225

Lease receivables - due after one year (Notes 2 and 7)                            214,177           148,651

Property and equipment, at cost - net of accumulated
   depreciation and amortization (Note 3)                                         147,039           146,461
---------------------------------------------------------------------------------------------------------------

                                                                        $       5,626,588   $     5,244,337
===============================================================================================================


Liabilities and Shareholders' Equity

Current liabilities
   Line of credit (Note 5)                                              $         500,000   $     1,000,000
   Accounts payable and accrued expenses (Note 6)                                 869,035         1,494,975
   Customer deposits                                                              304,278           389,371
   Current portion of term loan (Note 5)                                          200,000           200,000
------------------------------------------------------------------------------------------------------------

Total current liabilities                                                       1,873,313         3,084,346
Term loan, less current portion (Note 5)                                          316,613           216,613
------------------------------------------------------------------------------------------------------------

Total liabilities                                                               2,189,926         3,300,959
------------------------------------------------------------------------------------------------------------

Commitments (Notes 6, 8 and 9)
------------------------------------------------------------------------------------------------------------

Shareholders' equity Common stock, $.50 par value:
     Authorized shares - 600,000; issued and
     outstanding 339,500 shares                                                   169,750           169,750
   Retained earnings                                                            1,448,950         1,448,950
   Undistributed shareholders' earnings                                         1,817,962           324,678
------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                      3,436,662         1,943,378
------------------------------------------------------------------------------------------------------------

                                                                        $       5,626,588   $     5,140,584
============================================================================================================

See accompanying summary of significant accounting policies and notes to financial statements.

                                                         Steiner-Atlantic Corp.
                                                         Statements of Income



                                                                  Year ended December 31          Six months ended June 30
                                                                 ------------------------        ------------------------------
                                                                    1996             1997             1997             1998
                                                                                                  (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------

Revenues:

Net Sales                                                    $   13,857,817   $   14,093,632   $    6,511,446   $    7,747,321

Commissions and other income                                        157,900          155,809           72,714           87,388
-------------------------------------------------------------------------------------------------------------------------------

Total                                                            14,015,717       14,249,441        6,584,160        7,834,709
-------------------------------------------------------------------------------------------------------------------------------

Cost of sales                                                     9,953,041       10,344,113        4,628,985        5,712,805

Selling, general and administrative expenses (Note 6)             3,398,345        3,474,421        1,595,932        1,841,592
-------------------------------------------------------------------------------------------------------------------------------

Total                                                            13,351,386       13,818,534        6,224,917        7,554,397
-------------------------------------------------------------------------------------------------------------------------------

Operating Income                                                    664,331          430,907          359,243          280,312
-------------------------------------------------------------------------------------------------------------------------------

Other Income (Expense):
    Interest income                                                 138,426          100,158           55,591           40,390
    Management fee income (Note 6)                                  145,000           40,000                -          150,000
    Interest expense                                                (83,543)         (60,940)         (35,740)         (26,509)
-------------------------------------------------------------------------------------------------------------------------------

Total Other Income                                                  199,883           79,218           19,851          163,881
-------------------------------------------------------------------------------------------------------------------------------

Net Income                                                   $      864,214   $      510,125   $      379,094          444,193
===============================================================================================================================

Net income per share                                         $         2.55   $         1.50   $         1.12   $         1.31

Weighted average number of shares of
    common stock outstanding                                        339,500          339,500          339,500          339,500

Pro forma amounts (unaudited):
    Net income                                               $      864,214   $      510,125   $      379,094          444,193
    Provision for income taxes (Note 4)                             329,935          195,555          144,722          170,939
-------------------------------------------------------------------------------------------------------------------------------

Pro forma net income (unaudited)                             $      534,279   $      314,570   $      234,372   $      273,254
===============================================================================================================================

Pro forma net income per share (unaudited)                   $         1.57   $          .93   $          .69   $          .80

Weighted average number of shares of common stock
outstanding                                                         339,500          339,500          339,500          339,500
===============================================================================================================================

See accompanying summary of significant accounting policies and notes to financial statements.

                                                          Steiner-Atlantic Corp.
                                              Statements of Shareholders' Equity
                                  For the years ended December 31, 1996 and 1997
                                      and for the six months ended June 30, 1998






                                                                                             Undistributed            Total
                                                                   Common        Retained    Shareholders'    Stockholders'
                                                                    Stock        Earnings         Earnings           Equity
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                               $      169,750  $    1,448,950   $    1,813,623   $    3,432,323
Distributions                                                           -               -         (770,000)        (770,000)
Net income                                                              -               -          864,214          864,214
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                                      169,750       1,448,950        1,907,837        3,526,537
Distributions                                                           -               -         (600,000)        (600,000)
Net income                                                              -               -          510,125          510,125
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                      169,750       1,448,950        1,817,962        3,436,662
Distributions                                                           -               -      (1,937,477)       (1,937,477)
Net income                                                              -               -          444,193          444,193
---------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998                                   $      169,750  $    1,448,950   $      324,678   $    1,943,378
===========================================================================================================================

See accompanying summary of significant accounting policies and notes to financial statements.

                                                          Steiner-Atlantic Corp.
                                                        Statements of Cash Flows


                                                                    Years ended December 31,      Six months ended June 30,

                                                                   1996             1997             1997             1998
                                                                                                  (Unaudited)


Cash provided by operating activities:
   Net income                                                $      864,214   $      510,125   $      379,094   $      444,193
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Bad debt expense                                              19,414           21,799                -           79,730
       Depreciation and amortization                                 40,064           34,643           14,622           15,621
       Net changes in operating assets and liabilities:
         (Increase) decrease in:
           Accounts and lease receivables                           331,387         (373,356)         (91,154)         235,331
           Inventories                                             (185,972)          73,249           69,903          197,145
           Other assets                                             167,718          (14,845)         (80,488)          65,526
         Increase (decrease) in:
           Accounts payable and accrued expenses                    (89,415)          70,597          131,436          450,940
           Customer deposits                                        (35,138)         124,406          243,442           85,093
-------------------------------------------------------------------------------------------------------------------------------

Cash provided by operating activities                            1,112,272          446,618          666,855        1,573,579
-------------------------------------------------------------------------------------------------------------------------------

Cash used for investing activities:
   Loan to affiliate                                                     -          (50,000)               -                -
   Capital expenditures                                            (23,850)         (30,406)               -          (15,043)
-------------------------------------------------------------------------------------------------------------------------------

Cash used for investing activities                                 (23,850)         (80,406)               -          (15,043)
-------------------------------------------------------------------------------------------------------------------------------

Cash used for financing activities:
   Borrowings (repayments) under line of credit (net)             (300,000)         500,000                -          500,000
   Payments on term loan                                          (183,334)        (216,720)        (116,666)        (100,000)
   Cash distributions to shareholders                             (770,000)        (600,000)        (200,000)      (1,937,477)
   Borrowings from shareholder                                     250,000                -                -                -
   Repayment of loan from shareholder                             (250,000)               -                -                -
   Borrowings from related company                                       -                -                -          175,000
-------------------------------------------------------------------------------------------------------------------------------

Cash used for financing activities                              (1,253,334)        (316,720)        (316,666)      (1,362,477)
-------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                  (164,912)          49,492          350,189          196,059
Cash and cash equivalents at beginning of period                   747,751          582,839          582,839          632,331
-------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                  $      582,839   $      632,331   $      933,028   $      828,390

Supplemental Information:
   Cash paid for:
     Interest                                               $       83,543   $       60,940   $       35,740   $       26,509
===============================================================================================================================

See accompanying summary of significant accounting policies and notes to financial statements.

Steiner-Atlantic Corp.
Summary of Significant Accounting Policies
Unaudited with respect to the six months ended June 30, 1997






        Nature of Business          Steiner-Atlantic   Corp.  ("Steiner")  sells
                                    commercial and industrial laundry and dry cleaning equipment, boilers and replacement parts.

                                    Steiner primarily sells to customers located in the United States, the Caribbean and Latin America.


        Inventories                 Equipment  inventories  are  valued  at  the
                                    lower of cost (determined on the specific identification basis) or market. Replacement part inventories are valued at the lower of cost or market determined on the first-in first-out method.


        Property,                   Property and  equipment  are stated at cost.
        Equipment and               Depreciation and amortization are calculated
        Depreciation                on the accelerated or straight-line  methods
                                    for financial reporting purposes and the accelerated method for income tax purposes over lives of five to seven years for furniture and equipment and the life of the lease for leasehold improvements.


        Income Taxes                Steiner  has  elected  to be  taxed  as an S
                                    Corporation  under applicable  provisions of
                                    the  Internal   Revenue  Code.   Under  such
                                    election,   shareholders  include  Steiner's
                                    income in their own federal income tax returns. Accordingly, Steiner is not subject to income taxes.

                                    The pro forma provisions for income taxes and net income assume that Steiner was subject to income tax.

                                    For the  purpose of the pro forma  provision
                                    for income  taxes,  Steiner  has adopted the
                                    provisions   of   Statement   of   Financial
                                    Accounting  Standards (SFAS) 109, Accounting
                                    for Income Taxes for all periods  presented.
                                    Under the asset and liability method of SFAS
                                    109,   deferred  taxes  are  recognized  for
                                    differences between financial statement and income tax bases of assets and liabilities.


        Statement of                For   purposes  of  this   statement,   cash
        Cash Flows                  equivalents   include   all  highly   liquid
                                    investments    purchased    with    original
                                    maturities of three months or less.

Steiner-Atlantic Corp.
Summary of Significant Accounting Policies
Unaudited with respect to the six months ended June 30, 1997






        Estimates                   The  preparation of financial  statements in
                                    conformity    with    generally     accepted
                                    accounting principles requires management to
                                    make estimates and  assumptions  that affect
                                    the   reported   amounts   of   assets   and
                                    liabilities  and  disclosure  of  contingent
                                    assets  and  liabilities  at the date of the
                                    financial   statements   and  the   reported
                                    amounts of revenues and expenses  during the
                                    reporting   period.   Actual  results  could
                                    differ from those estimates.


        Earnings Per Share Net income and pro forma net income per share are based on the weighted average number of shares of common stock outstanding during each period.


        Fair Value of               The Company's financial  instruments consist
        Financial                   principally  of cash,  accounts  receivable,
        Instruments                 leases  receivables,  accounts  payable  and
                                    accrued expenses, line of credit and term loan. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of December 31, 1997 and June 30, 1998.
                                    The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.


        New Accounting              In  June  1997,  the  Financial   Accounting
        Pronouncements              Standards   Board   issued   SFAS  No.  131,
                                    "Disclosures about Segments of an Enterprise
                                    and Related Information," which Steiner will
                                    adopt as required for all periods  beginning
                                    after  December  15,  1997.  This  statement
                                    requires   the    disclosure    of   certain
                                    information about operating  segments in the
                                    financial statements.  It also requires that
                                    public companies report certain  information
                                    about  their  products  and  services,   the
                                    geographic areas in which they operate and their major customers.

                                    The new standard is effective  for financial
                                    statements  for  periods   beginning   after
                                    December 15, 1997 and  requires  comparative
                                    financial  information  for earlier years to
                                    be restated.  Disclosure is not required for
                                    interim  periods  during the first year. The
                                    adoption   of  this  new   standard  is  not
                                    expected to have a significant impact on Steiner's financial statements.

Steiner-Atlantic Corp.
Summary of Significant Accounting Policies
Unaudited with respect to the six months ended June 30, 1997






                                    SFAS No.  133,  "Accounting  for  Derivative
                                    Instruments    and   Hedging    Activities,"
                                    establishes    accounting    and   reporting
                                    standards  for  derivative  instruments  and
                                    hedging  activities.  It  requires  that  an
                                    entity  recognize all  derivatives as either
                                    assets or  liabilities  in the  statement of
                                    financial   position   and   measure   those
                                    instruments  at fair  value.  The  statement
                                    applies to all entities and is effective for
                                    all   fiscal   quarters   of  fiscal   years
                                    beginning after June 15, 1999. The Company did not engage in derivative instruments or hedging activities in any periods presented in the financial statements.

Interim Financial                   The financial  statements for the six months
Statements                          ended June 30,  1997 are  unaudited.  In the
                                    opinion  of   management,   such   financial
                                    statements     include    all    adjustments
                                    (consisting   only   of   normal   recurring
                                    accruals)  necessary for a fair presentation
                                    of  financial  position  and the  results of
                                    operations.  The results of  operations  for
                                    interim    periods   are   not   necessarily
                                    indicative of the results to be expected for the full year.

                                                          Steiner-Atlantic Corp.
                                                   Notes to Financial Statements
                    Unaudited with respect to the six months ended June 30, 1997






1.      General                     On   July   1,   1998,    Metro-Tel    Corp.
                                    ("Metro-Tel")  and  Steiner-Atlantic   Corp.
                                    ("Steiner") entered into a merger agreement,
                                    whereby   Metro-Tel  will  acquire  all  the
                                    issued  and  outstanding  shares of  capital
                                    stock of Steiner in exchange  for  4,720,954
                                    shares of Metro-Tel. In addition,  Metro-Tel
                                    will  issue  up to  500,000  shares  of  its
                                    common  stock  or  grant   options  for  the
                                    purchase  of up to  500,000  shares  of  its
                                    common stock to  shareholders  and employees
                                    of  Steiner.   On  November  1,  1998,   the
                                    transaction was consummated.

                                    For  financial  accounting  purposes,   this
                                    transaction will be accounted for as a reverse acquisition of Metro-Tel by Steiner.


2.  Lease Receivables               Lease   receivables   result  from  customer
                                    leases of equipment under arrangements which
                                    qualify as  sales-type  leases.  At June 30,
                                    1998,  annual future lease payments,  net of
                                    deferred   interest  ($57,164  at  June  30,
                                    1998),   due  under  these   leases  are  as
                                    follows:

                                    Year ending June 30,
                                    -------------------------------------------

                                    1999                    $         161,007
                                    2000                               68,026
                                    2001                               41,659
                                    2002                               24,016
                                    2003                               12,628
                                    Thereafter                          2,322
                                    -------------------------------------------

                                                            $         309,658
                                    ===========================================

                                                         Steiner-Atlantic Corp.
                                                  Notes to Financial Statements
                   Unaudited with respect to the six months ended June 30, 1997


3.      Property and           Major  classes  of  property  and  equipment
        Equipment              consist of the following:

                                                      December 31, June 30,
                                                         1997         1998
                               --------------------------------------------

                               Furniture and equipment $ 433,535  $ 448,578
                               Leasehold improvements    237,682    237,682
                               Total cost                671,217    686,260

                               Less accumulated depreciation
                                   and amortization      524,178   539,799
                               -------------------------------------------------

                                                       $ 147,039  $146,461
                               =================================================



4.      Income Taxes                The  following  are  the  components  of pro
        (Unaudited)                 forma income tax provision:





                                        Year Ended              Six Months Ended
                                       December 31,                  June 30,

                                       1996         1997        1997      1998
                     -----------------------------------------------------------

                     Current
                         Federal  $ 279,616   $  189,074   $ 131,487  $  143,910
                         State       47,864       32,366      22,508      24,536
                     -----------------------------------------------------------

                                    327,480      221,440     153,995     168,446
                     -----------------------------------------------------------

                     Deferred
                         Federal      2,096      (22,102 )    (7,918)      2,129
                         State          359       (3,783 )    (1,355)        364
                     -----------------------------------------------------------

                                      2,455      (25,885 )    (9,273)      2,493

                     Total        $ 329,935   $  195,555   $ 144,722  $  170,939
                     ===========================================================

                                    The pro forma provision for income taxes represents the estimated income taxes that would have been reported had Steiner not been an S Corporation and had been subject to Federal and state income taxes.

                                    The  reconciliation  of pro forma income tax
                                    computed  at  the  United   States   federal
                                    statutory tax rate of 34% to the proforma provision for income taxes is as follows:

                                                          Steiner-Atlantic Corp.
                                                   Notes to Financial Statements
                    Unaudited with respect to the six months ended June 30, 1997








                                          Year Ended            Six Months Ended
                                         December 31,                June 30,

                                          1996        1997      1997       1998
           ---------------------------------------------------------------------

           Tax at the United States
               statutory rate        $ 293,833   $ 173,443 $ 128,892  $ 153,826

           State income taxes, net of
               federal benefit          31,827      18,865    13,961     16,374

           Other                         4,275       3,247     1,869        739
           ---------------------------------------------------------------------

           Total                     $ 329,935   $ 195,555 $ 144,722  $ 170,939
           =====================================================================

                                    If Steiner  was subject to income  taxes,  a
                                    deferred  tax  liability  would be recorded,
                                    through a charge to operations,  for the tax
                                    effect of cumulative  temporary  differences
                                    between  financial and tax  reporting.  Such
                                    deferred tax liability  results  principally
                                    from temporary  differences  relating to the
                                    allowance   for   doubtful    accounts   and
                                    depreciation and would have amounted to approximately $20,000 at June 30, 1998 had Steiner been subject to federal and state taxes at such date.

                                                          Steiner-Atlantic Corp.
                                                   Notes to Financial Statements
                    Unaudited with respect to the six months ended June 30, 1997






5.      Credit Agreement            The credit  agreement with a commercial bank
                                    includes a line of credit of $2,250,000  and
                                    a term  loan  initially  of  $1,000,000.  At
                                    December 31, 1997 and June 30, 1998, Steiner
                                    had  available  lines of  credit  (including
                                    outstanding  letters of credit)in the amount
                                    of $1,750,000 and $1,250,000.  respectively,
                                    and    owed     $516,613    and    $416,613,
                                    respectively,  under the term loan. The term
                                    loan  is  due  in  60  monthly  payments  of
                                    $16,667,  plus interest through August 2000.
                                    The line of credit  is due on demand  and is
                                    available for working  capital  purposes and
                                    the issuance of import letters of credit and
                                    bankers  acceptances.  Borrowings  under the
                                    agreement bear interest at the prime rate (8
                                    1/2% at  December  31,  1997  and  June  30,
                                    1998),   are   collateralized   by   all  of
                                    Steiner's   assets,   and   are   personally
                                    guaranteed   by   the   shareholders.    The
                                    agreement  requires  maintenance  of certain
                                    financial    ratios   and   contains   other
                                    restrictive covenants.  On November 2, 1998,
                                    Steiner refinanced its line of credit and term loan (see Note 11).

                                    At  December  31,  1997 and  June 30,  1998,
                                    Steiner had outstanding letters of credit aggregating approximately $35,000 and $0, respectively.


6.      Related Party               During the years ended December 31, 1996 and
        Transactions                1997 and the six months  ended June 30, 1997
                                    and 1998, Steiner charged management fees of
                                    $145,000,    $40,000,   $0   and   $150,000,
                                    respectively, to a company under common ownership. At December 31, 1997, $50,000 is due from such company and is included in other current assets in the accompanying balance sheet. During 1998, the related company made a non-interest bearing advance of $325,000, payable on demand, to Steiner.
                                    At June 30, 1998, $175,000 is due to such company and is included in accounts payable and accrued expenses in the accompanying balance sheet.

                                    Steiner leases warehouse and office space from a shareholder under an operating lease which expires in October 2004, with an option to renew for an additional 10 year period. Minimum future rental commitments under this lease approximate $90,000 per annum through October 2004.

                                                          Steiner-Atlantic Corp.
                                                   Notes to Financial Statements
                    Unaudited with respect to the six months ended June 30, 1997






7.      Concentrations of           Steiner  places its excess cash in overnight
        Credit Risk                 deposits   with  a  large   national   bank.
                                    Concentration of credit risk with respect to
                                    trade and lease  receivables  is limited due
                                    to a large  customer  base.  Trade and lease
                                    receivables  are  generally   collateralized
                                    with equipment sold.


8.      Commitment                  Steiner leases  additional  warehouse  space
                                    under two operating leases. One lease is on a monthly basis and the other lease expires in December 1999, with an option to renew for an additional three year period. Minimum future rental commitments under these leases approximate $50,000 a year. Rent expense, including rentals paid to related parties, aggregated $138,768 and $141,700 for the years ended December 31, 1996 and 1997 and $71,650 and $70,850 for six months ended
                                    June 30, 1997 and 1998, respectively.


9.      Deferred                    Steiner  adopted  a  participatory  deferred
        Compensation                compensation   plan   wherein   it   matches
        Plan                        employee   contributions  up  to  1%  of  an
                                    eligible employee's yearly compensation. All employees are eligible to participate in the plan after one year of service. Steiner provided for $7,368 and $10,792 for the years ended December 31, 1996 and 1997 and $5,260 and $5,735 for the six months ended
                                    June 30, 1997 and 1998, respectively, in contributions. The plan is tax exempt under
                                    Section 401(k) of the Internal Revenue Code.



10.     Export Sales                Net   sales   includes   export   sales   to
                                    nonaffiliated customers as follows for the years ended December 31, 1996 and 1997 and for the six months ended June 30, 1997 and 1998:


                                   Year Ended                 Six Months Ended
                                  December 31,                    June 30,

                                  1996           1997       1997      1998
                                                          (Unaudited)
            --------------------------------------------------------------------

            Caribbean     $  1,345,301   $  1,793,076   $   365,591  $ 1,147,918

            Latin America    1,314,838      1,595,797       500,976    1,217,397

            Other              381,528        560,639       245,256       65,295
            --------------------------------------------------------------------

                          $  3,041,667   $  3,949,512   $ 1,111,823  $ 2,430,610
            ====================================================================

                                                         Steiner-Atlantic Corp.
                                                  Notes to Financial Statements
                    Unaudited with respect to the six months ended June 30, 1997





11.     Subsequent                  On November 2, 1998,  Steiner entered into a
        Events                      new loan agreement with the same  commercial
                                    bank used in its current financings. Steiner
                                    paid  off the  outstanding  balances  on the
                                    existing  line of credit  and term loan with
                                    the proceeds from the new loan. The new loan
                                    includes a line of credit of $2,250,000  and
                                    a term loan of $2,400,000.  Borrowings under
                                    the  agreement  bear  interest  at 2.75% per
                                    annum above the one month LIBOR Market Index
                                    Rate.  The  line  of  credit  is  due on the
                                    earlier of November  2, 1999 or demand.  The
                                    term loan is due January 2002. The term loan
                                    requires  monthly  payments of $40,000  plus
                                    interest,  commencing  January  1999  with a
                                    $960,000  balloon  payment in January  2002.
                                    The  agreement   requires   maintenance   of
                                    certain financial ratios and contains other restrictive covenants.

Item 8.       Changes in and Disagreements with Accountants on
-------       Accounting and Financial Disclosure.
              ------------------------------------------------

         On  January  4, 1999,  the  Company  selected  BDO  Seidman,  LLP ("BDO
Seidman") to replace Grant Thornton LLP ("Grant Thornton") as the Company's independent public accountants. BDO Seidman has acted as independent accountants for Steiner, which became a wholly-owned subsidiary of the Company pursuant to the Merger. The Company believes that the change to BDO Seidman as the Company's independent accountants will centralize the audit of the Company's and Steiner's consolidated financial statements. The decision to change auditors was approved by the Audit Committee of the Board of Directors.

         Grant Thornton's report on the financial statements of the Company for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's two most recent fiscal years, and the subsequent interim period through January 4, 1999, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of the disagreements in connection with their audit report with respect to financial statements of the Company either individually or consolidated with Steiner.

         During the Company's two most recent fiscal years, and the subsequent interim period through January 4, 1999, Grant Thornton did not advise the Company of any of the items listed in Item 304(a)(1)(iv)(B) of Regulations S-K.


                                    PART III
                                    --------

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
-------       Compliance with Section 16(a) of the Exchange Act.
              -------------------------------------------------------------

         The following information is presented with respect to the background of each of the directors and executive officers of the Company:

         Michael S. Steiner, 43, has been President and Chief Executive Officer of the Company since the effectiveness of the Merger on November 1, 1998 and of Steiner since 1988. Mr. Steiner has been a director of the Company since the effectiveness of the Merger on November 1, 1998.

         William K. Steiner, 68, has been Chairman of the Board of Steiner since he founded Steiner in 1960. Mr. Steiner has been a director of the Company since the effectiveness of the Merger on November 1, 1998.

         Venerando J. Indelicato, 65, was President of the Company from December 1967 until October 31, 1998 and has been Treasurer and Chief Financial Officer of the Company since December 1969.

         Lloyd Frank, 73, has been a member of the law firm of Parker Chapin Flattau & Klimpl since 1977. Mr. Frank has been a director of the Company since 1977. The Company retained Parker Chapin Flattau & Klimpl during the Company's last fiscal year and is retaining that firm during the Company's current fiscal year. Mr. Frank is also a director of Park Electrochemical Corp.

         David Blyer, 38, has served as a director of the Company since the effectiveness of the Merger on November 1, 1998. Mr. Blyer has been Chief Executive Officer and President of Vento Software, since he co-founded that company in 1994. Vento Software develops software for specialized business application. Before founding Vento Software, Mr. Blyer served as Senior Account Manager of the South Florida and Caribbean regions for Tandem Computers.

         Stuart Wagner, 67, has served as a director of the Company since the effectiveness of the Merger on November 1, 1998 and has been retained as a consultant for Diversitech Corp. since 1997. From 1975 to 1997, Mr. Wagner served as President of Wagner Products Corp., a manufacturer and distributor of products in the HVAC industry, a company which he founded.

         Mr. Michael S. Steiner is the son of Mr. William K. Steiner. There are no other family relationships among any of the directors and executive officers of the Company. All directors serve until the next annual meeting of stockholders and until the election and qualification of their respective successors. All officers serve at the pleasure of the Board of Directors.

              The following information is presented with respect to the background of each person who is not an executive officer but who is expected to make a significant contribution to the Company:

         Osvalso Rubio, 36, serves as Vice President and Director of Sales for the Export Department of Steiner since joining Steiner in May 1993.

         Ronald London, 66, serves as Vice President and primarily overseas sales of the retail Dry-cleaning Equipment Department of Steiner since joining Steiner in September 1992.

         Jerry Kotacka, 54, serves as Corporate Secretary and Director of Sales of the Laundry Equipment Department of Steiner since joining Steiner in June 1983.

         Howard Perera, 46, has served as the Company's Director of Engineering, engaged in the design and development of new telecommunications products since joining the Company in September 1993.

         Jon D. Robinette, 41, has, since July 1995, served as General Manager of the Company's telecommunications operations, responsible for managing and coordinating operations in the Company's Milpitas, California facility. Prior thereto, Mr. Robinette served as Operations Manager for the Company's telecommunications operations from October 1984.

Item 10.      Executive Compensation.
--------      -----------------------

         The following table sets forth information concerning the compensation of Venerando J. Indelicato, Metro-Tel's Chief Executive Officer and Richard Wildman, Metro-Tel's Executive Vice President, Metro-Tel's only executive officers prior to the Merger whose cash compensation exceeded $100,000 during the Company's year ended June 30, 1998, for services in all capacities to Metro-Tel during the years ended June 30, 1998, 1997 and 1996.

                                                              Long-Term
                                    Annual Compensation      Compensation
                                    -------------------      -------------
                                                                            All Other
Name and Principal Position       Year        Salary          Options#    Compensation
---------------------------       ----        ------          --------    ------------

Venerando J. Indelicato           1998      $172,676(1)          --          $9,000(2)
   President and Chief            1997        $172,676           --          $9,000
   Executive Officer              1996        $172,640           --          $9,000

Richard Wildman                   1998      $152,423(3)          --          $9,000(2)
   Executive Vice President       1997       $  94,711         50,000        $5,038

--------------------------------


(1) The Company is a party to an employment agreement with Mr. Indelicato which, as amended in connection with the Merger, provides for a revised annual salary of $175,000 commencing October 30, 1998, subject to increase and bonuses in the discretion of the Company's Board of Directors. Mr. Indelicato's employment agreement may be terminated by him or by the Company at any time after December 31, 1999 on 90 days notice.

(2) "All Other Compensation" for fiscal 1998 includes (i) $6,000, representing the Company's contribution allocated to Messrs. Indelicato and Wildman under the Company's Profit Sharing Plan in fiscal 1998 and
         (ii) $3,000, which was the Company's matching contribution in fiscal 1998 to Messrs. Indelicato's and Wildman's deferred compensation under the Company's Profit Sharing Plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended.

(3) The Company is a party to a letter agreement with Mr. Wildman pursuant to which Mr. Wildman has been serving as Executive Vice President of the Company at an annual salary of $150,000. Mr. Wildman resigned as Executive Vice President effective January 29, 1999.

         Since November 1, 1998, the effective date of the Merger, Michael S. Steiner has received an annual salary at the rate of $175,000 from the Company. During the years ended December 31, 1995, 1996 and 1997 and for the six months ended June 30, 1998, Michael Steiner received a salary from Steiner at the rate of $150,000 per year. During those periods each of Michael Steiner (Steiner's Chief Executive Officer) and William Steiner (Chairman of the Board of Directors of Steiner) were paid bonuses of 400,000, 400,000, 400,000 and 200,000, respectively, which were withheld for tax payments. As a result of the Merger, these bonuses will no longer be paid.

1998 Fiscal Year-End Option Values

         No options were granted to Mr. Indelicato or Mr. Wildman during Metro-Tel's year ended June 30, 1998 and neither Mr. Indelicato nor Mr. Wildman acquired shares upon the exercise of stock options during Metro-Tel's year ended June 30, 1998. The following table contains information concerning the number and value, at June 30, 1998, of unexercised options held by Messrs. Indelicato and Wildman:


                                                              Value of
                                  Number of                   Unexercised
                                  Unexercised                 In-the-Money
                                  Options Held at             Options Held at
                                  Fiscal Year-End             Fiscal Year-End
                                  (Exercisable/               (Exercisable/
Name                              Unexercisable)              Unexercisable)(1)
----                              ---------------             ----------------

Venerando J. Indelicato           50,000/0                    $14,125/$0

Richard Wildman                   12,500/37,500               $ 4,297/$12,891

-------------------------------


(1) At fiscal year end, the market value of such shares (the mean between the low bid and high asked quotations on the Nasdaq Stock Market) exceeded the exercise price of the underlying shares.

Compensation of Directors

         Each non-employee director receives a fee of $5,000 per annum. Directors are also reimbursed for out-of-pocket expenses incurred in connection with performing their duties. In the event that the Board of Directors holds more than four meetings during a fiscal year in addition to its meeting held on the date of the Annual Meeting of Stockholders, each director receives $750 for each such additional meeting such director attends.

         Pursuant to the Company's 1994 Non-Employee Director Stock Plan, each non-employee director of the Company serving on August 24, 1994 was granted an option to purchase 10,000 shares of the Company's Common Stock and each person who subsequently becomes a non-employee director is also to be granted an option to purchase 10,000 shares of the Company's Common Stock at an exercise price equal to 100% of the fair market value of the Company's Common Stock on the date of grant. Each option is for a term of ten years and vests over a four-year period commencing one year after the date of grant (with vesting credit given for any service on the Board of Directors prior to the date of grant). In accordance with this Plan, Messrs. David Blyer and Stuart Wagner were each granted options to purchase 10,000 shares of the Company's Common Stock upon becoming directors on November 1, 1998, the effective date of the Merger.

Item 11.          Security Ownership of Certain Beneficial Owners and Management
--------          --------------------------------------------------------------

         The following table sets forth information, as at December 31, 1998, with respect to the shares of Common Stock which are beneficially owned by (i) any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), who is known to the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) the executive officers of the Company named in the Summary Compensation Table under the caption "Executive Compensation", below, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group:


                                Amount and Nature of              Percent
Beneficial Owner              Beneficial Ownership (1)          of Class (2)
----------------              ------------------------          -----------

Michael S. Steiner                   2,360,477                   34.3%
290 N.E. 68 Street
Miami, Florida 33138
William K. Steiner                   2,360,477                   34.3%
290 N.E. 68 Street
Miami, Florida 33138
Venerando J. Indelicato                259,150(3)                 3.7%
12307 Marblehead Drive
Tampa, FL 33626
Richard Wildman                         23,750(4)                 *
Lloyd Frank                             32,625(5)                 *
David Blyer                                -0-                    *
Stuart Wagner                              -0-(6)                 *
Executive officers and               5,036,479(7)                72.2%
directors as a group
(7 persons)

-----------------------------------


1. Except as noted in the following footnotes, all beneficially owned shares are owned with sole voting and investment power.

2.       Asterisk indicates less than one percent.

3. Includes 432 shares owned jointly with his wife, Madeline Indelicato, and 50,000 shares which are not outstanding but which are subject to issuance upon exercise of presently exercisable options granted to Mr. Indelicato under the Company's 1991 Stock Option Plan. Excludes 136,219 shares (2.0% of the Company's outstanding Common Stock) owned beneficially by his wife, as to which Mr. Indelicato disclaims beneficial ownership.

4. Includes 18,750 shares which are not outstanding but which are subject to issuance upon exercise of the portion of options granted to Mr. Wildman under the Company's 1991 Stock Option Plan which are presently exercisable within 60 days.

5. Includes 20,000 shares which are not outstanding but which are subject to issuance upon exercise of presently exercisable options granted pursuant to stock option contracts between the Company and Mr. Frank as non-employee director which were approved by stockholders and 10,000 shares which are not outstanding but which are subject to issuance upon exercise of presently exercisable options granted pursuant to the Company's 1994 Non-Employee Director Stock Option Plan. Excludes 21,494 shares owned by Mr. Frank's wife, as to which Mr. Frank disclaims beneficial ownership.

6. Excludes 5,000 shares owned by Mr. Wagner's wife, as to which Mr. Wagner disclaims beneficial ownership.

7. Includes 98,750 shares which are not outstanding but which are subject to issuance upon exercise of the portion of options which are presently exercisable or exercisable within 60 days after December 31, 1998. Excludes 162,713 shares (2.4% of the Company's outstanding Common Stock) owned by spouses of certain executive officers and directors, as to which each such executive officer and director disclaims beneficial ownership.

Item 12.          Certain Relationships and Related Transactions.
--------          -----------------------------------------------

         During the years ended December 31, 1996 and 1997 and the six months ended June 30, 1998, Steiner charged management fees of $145,000, $40,000 and $175,000, respectively, to a company under common ownership. In addition, at June 30, 1997, $75,000 was due to Steiner from that company. During the years ended December 31, 1996 and 1997 and the six months ended June 30, 1998, the related company made non-interest bearing advances of $17,423, $50,000 and $325,000, payable on demand, to Steiner. At June 30, 1998, $175,000 was due to that company. The advance has been subsequently repaid.

         Steiner leases warehouse and office space from William K. Steiner under a lease which expires in October 2004, with an option to renew the lease for a ten year period. The lease provides for an annual rental of $83,200. In addition, the Company is obligated to pay sales tax on the rent, real estate taxes, utilities, insurance and certain other expenses for the facility. Steiner and the Company believe the terms of this lease are at least as favorable as could be obtained from unaffiliated third parties.

         Prior to the Merger, Steiner was taxed under subchapter S under the Internal Revenue Code of 1986, as amended, pursuant to which all of the profits of Steiner have been recognized directly by Michael Steiner, President, Chief Executive Officer and a stockholder of Steiner, and William Steiner, the other stockholder of Steiner. During the years ended December 31, 1996 and 1997 and the six months ended June 30, 1998, Steiner paid to each of Michael Steiner and William K. Steiner $385,000, $300,000 and $968,739 as "subchapter S distributions", which represented amounts needed to pay taxes on Steiner's current earnings, reimburse them for taxes paid in prior years and other distributions of profits.

Item 13.            Exhibits and Reports on Form 10-KSB.

                    (a)    Exhibits

2(a)                Agreement  of  Merger  dated as of July 1,  1998  among  the
                    Company, Metro-Tel Acquisition Corp., Steiner-Atlantic Corp., William K. Steiner and Michael S. Steiner. Incorporated by reference to Exhibit A of the definitive Proxy Statement of the Company filed with the Commission on October 5, 1998 (File No. 0-9040).

3(a)(1) Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1963. (Incorporated by reference to Exhibit 4.1(a) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(2) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968. (Incorporated by reference to Exhibit 4.1(b) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(3) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983. (Incorporated by reference to Exhibit 4.1(c) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(4) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986. (Incorporated by reference to Exhibit 4.1(d) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(5) Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986. (Incorporated by reference to Exhibit 4.1(e) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(6) Certificate of Ownership and Merger of Design Development Incorporated into the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1998. (Incorporated by reference to Exhibit 4.1(f) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(7)           Certificate  of  Amendment  to the  Company's  Certificate  of
                  Incorporation as filed with the Secretary of State of the State of Delaware on October 30, 1998. (Incorporated by reference to Exhibit 4.1(g) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

4(a)(1) Loan and Security Agreement dated November 2, 1998 between Steiner-Atlantic Corp. and First Union National Bank. (Incorporated by reference to Exhibit 4.2(a) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

4(a)(2) Guaranty and Security Agreement dated November 2, 1998 by the Company in favor of First Union National Bank. (Incorporated by reference to Exhibit 4.2(b) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

 10(a)(1)(i)      Lease  dated  April  1,  1991   between  the  Company  and  CB
                  Institutional   Fund  VII  with   respect  to  the   Company's
                  facilities  at  240  South   Milpitas   Boulevard,   Milpitas,
                  California. (Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the year ended June 30, 1991, File No.
                  0-9040).

*10(a)(1)(ii)     Second  Amendment to Lease dated  November 1, 1998 between the
                  Company   and   The   Realty   Associates   Fund   III,   L.P.
                  (successor-in-interest to CB Institutional Fund VII) with respect to the Company's facilities at 240 South Milpitas
                  Boulevard, Milpitas, California.

*10(a)(2)         Lease dated  October 6, 1995 between  Steiner and William,  K.
                  Steiner with respect to Steiner's  facilities located 290 N.E.
                  68th Street, 297 N.E. 67st and 277 N.E. 67 St. Miami, Florida.

 10(b)(1)(i+)     Employment  Agreement  dated July 1, 1981  between the Company and  Venerando  J.  Indelicato.  (Exhibit  10(b)(1)(i)  to the
                  Company's Annual Report on Form 10-KSB for the year ended June
                  30, 1995, File No. 0- 9040).

 10(b)(1)(ii)+    Amendment No. 1 dated July 1, 1983 to the Employment Agreement dated  July 1, 1981  between  the  Company  and  Venerando  J.
                  Indelicato.

                  (Exhibit 10(b)(1)(ii) to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995, File No. 0-9040).

*10(b)(1)(iii)+   Amendment  No.  2 dated  October  30,  1998 to the  Employment
                  Agreement dated July 1, 1981 between the Company and Venerando
                  J. Indelicato.

 10(b)(2)+        Letter agreement dated August 29, 1996 between the Company and
                  Richard A. Wildman, a former executive officer of the Company.
                  (Exhibit  10(b)(2)  to the  Company's  Annual  Report  on Form
                  10-KSB for the year ended June 30, 1997, File No. 0-9040).

 10(c)(1)+        The   Company's   1991  Stock   Option   Plan,   as   amended.
                  (Incorporated  by reference  to Exhibit 99.3 to the  Company's
                  Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

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

  10(c)(3)+       Form of Stock  Option  Agreement  dated June 25, 1991  entered into between the Company and each of Sheppard Beidler (option has since expired), Lloyd Frank and Michael Michaelson, together with a schedule identifying the details in which the actual agreements differ from the exhibit filed herewith.
                  (Exhibit 10(c)(4) to the Company's Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0- 9040).

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

                           None

                                   SIGNATURES


                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            METRO-TEL CORP.

Dated: February 16, 1999

                                              By:  /s/ Michael S. Steiner
                                                   -----------------------------
                                                   Michael S. Steiner
                                                   President and Chief Executive
                                                   Officer

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

Signature                        Capacity                                         Date
---------                        --------                                         ----

/s/ Michael S. Steiner           President, Chief Executive Officer               February 16, 1999
------------------------         (Principal Executive Officer)
Michael S. Steiner               and Director

/s/ William K. Steiner
------------------------         Director                                         February 16, 1999
William K. Steiner

/s/ Venerando J. Indelicato
------------------------         Chief Financial Officer                          February 16, 1999
Venerando J. Indelicato          (Principal Financial and Accounting
                                 Officer) and Director
/s/ Lloyd Frank
------------------------         Director                                         February 16, 1999
Lloyd Frank

------------------------         Director                                         February 16, 1999
Stuart Wagner

------------------------         Director                                         February 16, 1999
David Blyer


                                  EXHIBIT INDEX


Exhibit
Number            Description
--------          -----------


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

10(a)(1)(i)       Lease  dated  April  1,  1991   between  the  Company  and  CB
                  Institutional   Fund  VII  with   respect  to  the   Company's
                  facilities  at  240  South   Milpitas   Boulevard,   Milpitas,
                  California. (Exhibit 10(a)(2) to the Company's Annual Report on Form 10-K for the year ended June 30, 1991, File No.
                  0-9040).

*10(a)(1)(ii)     Second  Amendment to Lease dated  November 1, 1998 between the
                  Company   and   the   Realty   Associates   Fund   III,   L.P.
                  (Successor-in-Interest to CB Institutional VII) with respect to the Company's facilities at 240 South Milpitas Boulevard,
                  Milpitas, California.

*10(a)(2)         Lease dated  October 6, 1995 between  Steiner and William,  K.
                  Steiner with respect to Steiner's  facilities located 290 N.E.
                  68th Street, 297 N.E. 67st and 277 N.E. 67 St. Miami, Florida.

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

*10(b)(1)(iii)+   Amendment  No.  2 dated  October  30,  1998 to the  Employment
                  Agreement dated July 1, 1998 between the Company and Venerando
                  J. Indelicato.

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