Form 10QSB
period 1998-12-31
METRO TEL CORP
filed 1999-02-16
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission file number 0-9040

                                 METRO TEL CORP.
        (Exact name of small business issuer as specified in its charter)

                   DELAWARE                                 11-2014231
         (State of other jurisdiction of                  (I.R.S. Employer)
         incorporation or organization)                Identification No.)

                    290 N.E. 68 Street, Miami, Florida 33138
                    (Address of principal executive offices)

                                 (305) 754-4551
                           (Issuer's telephone number)

                                 Not Applicable
                 (Former address of principal executive offices)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 6,875,000 shares outstanding as of February 12, 1999.


METRO TEL CORP.
STATEMENTS of  OPERATIONS
Unaudited, (1)
-----------------------------------------------------------------------------------------------------
                                         For the six months              For the three months
                                         ended December 31,               ended December 31,
                                      1998 (2)             1997         1998 (2)          1997
-----------------------------------------------------------------------------------------------------

Sales                                 $8,600,664      $7,582,186         $5,106,250       $4,444,336
Other revenues (3)                       289,533         121,625            237,317           79,989
                                     -----------      ----------         ----------      -----------
   Total revenues                      8,890,197       7,703,811          5,343,567        4,524,325

Cost of goods sold                     6,414,181       5,715,128          3,793,986        3,485,775
                                       ---------       ---------          ---------        ---------
   Gross profit                        2,476,016       1,988,683          1,549,581        1,038,550

Selling, general and
   administrative expenses             1,837,910       1,815,687          1,027,622          968,387
Research and development                  40,906                             40,906
                                     -----------       ---------         -----------         -------
                                       1,878,816       1,815,687          1,068,528          968,387

   Operating income                      597,200         172,996            481,053           70,163

Other income and expenses
Interest income                           31,477          44,567             17,616           21,601
Other expenses                                           (61,332)                            (61,332)
Interest expense                         (84,105)        (25,200)           (59,854)         (12,245)
                                         --------        --------           --------         --------
                                         (52,628)        (41,965)           (42,238)         (51,976)

Earnings before taxes                    544,572         131,031            438,815           18,187
Provision for income taxes               104,399                            104,399
                                         -------         --------           -------          -------

   Net earnings                         $440,173        $131,031           $334,416          $18,187
Basic earnings per share (4)                $.08            $.03               $.05             $.00
Diluted earnings per share (4)              $.07            $.03               $.05             $.00

Weighted average number
     of shares outstanding
Basic (5)                              5,438,969       4,720,954          6,156,985        4,720,954
Diluted  (5)                           5,940,892       4,720,954          6,658,908        4,720,954
==========================================================================================================
Pro forma amounts
Earnings before taxes                   $544,572                            $438,815
Executive compensation (6)               259,668                              64,917
                                         -------                             -------
Pro forma earnings before taxes          804,240                             503,732
Provision for income taxes (7)           321,696                             201,493
                                       ---------                           ---------
Proforma net earnings                   $482,544                            $302,239

Pro forma basic earnings per share        $.09                                  $.05
Proforma diluted earnings per share       $.08                                  $.05
Weighted average number of shares
     outstanding
Basic (5)                              5,438,969                           6,156,985
Diluted  (5)                           5,940,892                           6,658,908


METRO TEL CORP

CONSOLIDATED BALANCE SHEETS   Unaudited (1)

                                                  December 31, 1998                 June 30, 1998
                                                  -----------------                 -------------
ASSETS


CURRENT ASSETS
Cash and cash equivalents                             $    810,360                   $    828,390
Accounts receivable, net                                 1,792,795                        981,432
Inventories                                              4,281,085                      2,911,158
Current portion of lease receivables                       168,910                        161,007
Prepaid expenses and other                                  89,177                         33,490
                                                      ------------                    -----------
         Total current assets                            7,142,327                      4,915,477

Lease receivables due after one year                       123,684                        148,651

Deferred income tax                                        133,000
Property and equipment, at cost-
     net of accumulated depreciation
     and amortization                                      169,897                        146,461
Other assets                                               191,331                         33,748
                                                           -------                       --------

                                                        $7,760,239                     $5,244,337
                                                        ==========                     ==========



METRO TEL CORP

CONSOLIDATED BALANCE SHEETS  Unaudited (1)

LIABILITIES AND SHAREHOLDERS'
     EQUITY

                                                 December 31, 1998                  June 30, 1998
                                                 -----------------                  -------------

CURRENT LIABILITIES
Accounts payable and accrued
     expenses                                           $1,426,795                     $1,494,975
Line of credit                                                                          1,000,000
Current portion of bank loan                               480,000                        200,000
Customer deposits                                          344,585                        389,371
Income taxes payable                                        41,008                       ________
                                                       -----------

     Total current liabilities                           2,292,388                      3,084,346
                                                         ---------                      ---------

Long term loan less current portion                      1,880,000                        216,613
Deferred income tax                                          5,000

SHAREHOLDERS' EQUITY
Common stock, $.025 par value per share,
     15,000,000 shares authorized,
      6,901,250 shares issued and
      6,875,000 shares outstanding
     as of  December 31, 1998,
     4,720,954 shares at June 30, 1998 (2)                 172,531                        118,024
Additional paid-in capital                               1,992,664                         51,726
Retained earnings                                        1,486,406                      1,773,628
Less 26,250 shares of treasury
     stock at cost                                         (68,750)                    __________
                                                        -----------

Total shareholders' equity                               3,582,851                      1,943,378
                                                      ------------                  -------------

                                                      $  7,760,239                  $   5,244,337
                                                      ============                  =============


METRO  TEL CORP.

STATEMENTS OF CASH FLOWS   Unaudited (1)

                                                            Six months ended        Six months ended
                                                                December 31,            December 31,
                                                                    1998  (2)                   1997
                                                                    ---------                   ----


Cash flows from operating activities:
   Net income                                                       $440,173                $131,031
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Bad debt expense                                                4,145                  83,131
       Depreciation and amortization                                  15,624                  15,132
         Net changes in operating assets and liabilities:
           (Increase) decrease in:
              Accounts and lease receivables                        (391,685)               (352,234)
              Inventories                                           252,217                    3,346
              Prepaid expenses and other assets                      (96,487)                 27,197
           Increase (decrease) in:
              Accounts payable and accrued expenses                 (807,661)                (60,838)
              Customer deposits                                      (44,786)               (119,036)
              Income taxes payable                                    41,008                ________
                                                                   ---------
Cash used by operating activities                                   (587,452)               (272,271)

Cash flows from investing activities:
   Capital expenditures                                              (31,459)                (28,426)
   Cash of acquired company                                          384,888                ________
                                                                     -------
Cash flows provided (used) in investing activities                   353,429                 (28,426)

Cash flows from financing activities:
   Payments on line of credit                                     (1,000,000)
   Payments on term loan                                            (416,613)               (100,000)
   Borrowings on line of credit                                                              500,000
   Borrowings under new term loan                                  2,400,000
   Payments under new term loan                                      (40,000)
   Cash distribution to shareholders                                (727,394)               (400,000)
                                                                    ---------               ---------
Cash flows provided from financing activities                        215,993                -

Decrease in cash and cash equivalents                                (18,030)               (300,697)
Cash and cash equivalents at beginning of period                     828,390                 933,028
                                                                    --------                --------

Cash and cash equivalents at end of period                        $  810,360              $  632,331
                                                                  ----------              ----------

Supplemental information:
   Cash paid for interest                                        $    84,105              $   25,200
Non-cash transactions
   Acquisition of net assets                                      $1,541,807

                                 METRO TEL CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1) General: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998, the Company's Transition Annual Report on Form 10-KSB for the period January 1, 1998 to June 30, 1998 and the Company's Proxy Statement dated October 5, 1998.

NOTE (2) Basis of Presentation: On November 1, 1998, Steiner-Atlantic Corp. ("Steiner") was merged (the "Merger") with and into, and became a wholly-owned subsidiary of, Metro-Tel Corp. ("Metro-Tel" and collectively with Steiner, the "Company"). As a result of the Merger, the Company has added Steiner's operations as a supplier of dry cleaning, industrial laundry equipment and steam boilers to Metro-Tel's telecommunications operations as a manufacturer and seller of telephone test and customer premise equipment.

All periodic reports heretofore filed by the Company with the Securities and Exchange Commission have reflected only the business and financial statements of Metro-Tel Corp. on a stand-alone basis.

For financial accounting (but not corporate law) purposes, the Merger is treated as a "reverse acquisition" of Metro-Tel by Steiner utilizing the "purchase" method of accounting. As a result, all financial statements of the Company included in this and future periodic reports filed by the Company covering periods prior to November 1, 1998 will reflect only the results of operations, financial position and cash flows of Steiner on a stand-alone basis. All consolidated financial statements of the Company for periods commencing November 1, 1998 will, in addition, include the results of operations, financial position and cash flows of Metro-Tel from and after November 1, 1998. Accordingly, the results of operations for both reported periods of 1997 do not reflect the results of telecommunications operations and the results for both periods of 1998 presented include only two months of operations of telecommunications operations.

At June 30, 1998, the Steiner shares (339,500) were recapitalized to 4,720,954. The attached financial statements give effect to this recapitalization.

NOTE (3) Management fees for all periods presented have been reclassified for comparative purposes.

NOTE (4) Earnings Per Common Share: In 1997, the FASB issued Statement No. 128, "Earnings per share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements.

NOTE (5) The change in the weighted average number of shares in basic and diluted earnings per share is due to the outstanding stock options.

NOTE (6) Executive Compensation Adjustment: The adjustment for executive compensation excluding the agreed upon executive salaries to be paid to certain executives after consummation of the merger pursuant to the agreement.

NOTE (7) Income Tax Adjustment: The adjustment to the provision for income taxes to reflect income taxes had Steiner-Atlantic been a C corporation for the periods shown.

                    Managements's Discussion and Analysis of
                  Financial Condition and Results of Operations

On November 1, 1998, Steiner-Atlantic Corp. ("Steiner") was merged (the "Merger") with and into, and became a wholly-owned subsidiary of, Metro-Tel Corp. ("Metro-Tel" and collectively with Steiner, the "Company"). As a result of the Merger, the Company has added Steiner's operations as a supplier of dry cleaning, industrial laundry equipment and steam boilers to Metro-Tel's telecommunications operations as a manufacturer and seller of telephone test and customer premise equipment.

All periodic reports heretofore filed by the Company with the Securities and Exchange Commission have reflected only the business and financial statements of Metro-Tel Corp. on a stand-alone basis.

For financial accounting (but not corporate law) purposes, the Merger is treated as a "reverse acquisition" of Metro-Tel by Steiner utilizing the "purchase" method of accounting. As a result, all financial statements of the Company included in this and future periodic reports filed by the Company covering periods prior to November 1, 1998 will reflect only the results of operations, financial position and cash flows of Steiner on a stand-alone basis. All consolidated financial statements of the Company for periods commencing November 1, 1998 will, in addition, include the results of operations, financial position and cash flows of Metro-Tel from and after November 1, 1998. Accordingly, the results of operations for both reported periods of 1997 do not reflect the results of telecommunications operations.

Liquidity and Capital Resources

For the six month period ended December 31, 1998, cash decreased by $18,030. Operating activities used cash of $587,452 to support an increase in accounts and lease receivables ($391,685), and an increase in pre-paid expenses and other assets ($96,487) which offset a decrease in inventories ($252,217). Additional cash was used to decrease accounts payable and accrued expenses ($807,661) and customer deposits ($44,786). These were offset by $440,173 provided by the Company's net income supplemented by non-cash expenses of $15,624 for depreciation and amortization and $4,145 for bad debts. Cash of $384,888 was provided by the acquisition while $31,459 was used to purchase capital assets. On November 2, 1998, Steiner entered into a Loan and Security Agreement with First Union National Bank. Under the Loan Agreement, the bank has made a term loan to Steiner of $2,400,000 and provided Steiner with a revolving credit facility entitling it to borrow up to $2,250,000 until the earlier of November 2, 1999 or the date the bank demands repayment of revolving credit loans. The term loan is payable in monthly installments of $40,000 plus interest, commencing January 1999 with a $960,000 balloon payment in January 1999. The loans, which are guaranteed by Metro-Tel, are secured by pledges of substantially all of the present and future assets and property, excluding real estate, of Metro-Tel and Steiner. A portion of the proceeds of the term loan were used to repay Steiner's existing line of credit of $1,000,000 and the remaining outstanding balance ($416,613) of Steiner's former term loan, as well as to fund the remaining Subchapter S distributions ($727,394) payable to the former shareholders of Steiner. One installment payment of $40,000 made in advance was also made during the quarter on the new term loan. The foregoing resulted in a net $215,993 being provided by financing activities. As at December 31, 1998, there were no loans outstanding under the revolving credit facility. The Company believes that its present cash and cash it expects to generate from operations will be sufficient to meet its operational needs.

Year 2000 Compliance

The Company believes that its internal management information systems, billing, payroll and other information services are Year 2000 compliant. The Company has already upgraded its software programs and carried out certain tests of its accounts receivable and accounts payable files which are date sensitive and found all systems to operate properly. The Company is not linked by computer with any of its customers or vendors. Orders are received and purchase orders are sent by telecopy, telephone, in person or by mail. None of these methods are date sensitive.

Results of Operations

The results of both the six and three month periods ended December 31, 1998 reflect the results of dry cleaning and laundry equipment and steam boiler supplier operations for the full periods along with two months of operations of the telecommunications division.

Net sales for the six and three month periods ended December 31, 1998 increased by $1,018,478 (13.4%) and $661,914 (14.9%), respectively, from the comparable periods of fiscal 1998 mainly due to the increased sales of laundry equipment, steam boilers and spare parts which offset a reduction in sales of dry cleaning equipment. Included in each reported period is $523,652 of telecommunication equipment sales. Other revenues increased by $167,908 (138.1%) and $157,328 (196.7%), respectively, for the six and three month periods of fiscal 1999 when compared to the comparable periods of fiscal 1998, mainly due to increased management fees.

The Company's gross profit margin, expressed as a percentage of sales, increased to 27.9% for the six month period of fiscal 1999 from 25.8% for the same period of fiscal 1998. For the three month period gross margin increased to 29.0% in fiscal 1999 from 23.0% in fiscal 1998. These increases are mainly due to the addition of the telecommunications division whose products normally carry a higher margin and the increase in management fees.

Selling, general and administrative expenses increased by $22,223 (1.2%) and $59,235 (6.1%) for the six and three month periods, respectively, in fiscal 1999 from the comparable periods in fiscal 1998. The increase in both periods was attributed to the inclusion of the telecommunications division which offset a reduction in this category of expenses in Steiner caused by a decrease in executive compensation as a result of the merger.

Research and development expenses relate solely to telecommunications operations included only for the two months following the merger.

Interest expense increased by $58,905 (233.8%) and $47,609 (388.8%) in the six and three month periods of fiscal 1999 over the comparable periods in fiscal 1998 due to the higher level of indebtedness.

A provision for income tax is reflected only for the two month period following the merger for both the six and three month periods of fiscal 1999. Prior to those periods Steiner-Atlantic Corp. was a sub-chapter S corporation and, accordingly, its shareholders, rather than it, were subject to income taxation of Steiner's earnings. See pro forma amounts.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securityholders.

         As previously reported in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, at the Company's 1998 Annual Meeting of Stockholders held on October 29, 1998 (the "Merger"), stockholders:

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

                                                                Votes
                                                                -----
                                                     For               Withheld
                                                     ---------------------------
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

Item 7.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.  Financial Data Schedule

         (b)      Reports on Form 8-K

         The only Current Report on Form 8-K filed by the Company during the period covered by this report was a Report dated (date of earliest event reported) October 29, 1998, reporting under Item 1, Changes in Control of Registrant, Item 2, Acquisition or Disposition of Assets, Item 5, Other Events,
Item 7, Financial  Statements,  Pro Forma Financial Information and Exhibits and
Item 8, Change in Fiscal Year. The following financial statements were filed with that report through incorporation by reference to such financial statements contained in the Company's Proxy Statement dated October 5,1998 (File No. 0-9040):

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

                  Introductory Statement

                  Unaudited Pro Forma Combined Condensed Balance Sheet of the Company and Steiner-Atlantic Corp. at June 30, 1998.

                  Unaudited   Pro  Forma   Combined   Condensed   Statements  of
                  Operations for the year ended December 31, 1997 and the six months ended June 30, 1998.

                  Notes to Unaudited Pro Forma Combined Condensed Financial Statement.

          Subsequently, the Company filed a Current Report on Form 8-K dated (date of earliest event reported) January 4, 1999, reporting under Item 4:
Changes in Registrant's Certifying

Accountant, Item 5: Other Events, and Item 7: Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements were filed with the Report.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    METRO-TEL CORP.


Date:    February 12, 1999                   By:    /s/ Venerando J. Indelicato
                                                    ----------------------------
                                                        Venerando J. Indelicato
                                                    Treasurer and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit Number                              Description
--------------                              -----------


         27                                 Financial Data Schedule