Form 10-KT/A
period 1998-06-30
METRO TEL CORP
filed 1999-03-11
CIK 65312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[ ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

[X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 1998 to June 30, 1998

Commission file number 0-9040


                                 METRO-TEL CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


Delaware                                                11-2014231
-----------------------------------------------  -------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

290 N.E. 68th Street, Miami, Florida 33138                95035
------------------------------------------------  ------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:     305-754-4551

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

                                 Yes   [X]  No [ ]

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Item 13.          Exhibits and Reports on Form 8-K.
                  --------------------------------

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

**10(b)(1)(iii)+     Amendment  No.2 dated  October 30,  1998 to the  Employment
                     Agreement  dated  July 1,  1981  between  the  Company  and
                     Venerando J. Indelicato.

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

   *27               Financial Data Schedule.

--------------------

*        Filed with the original filing of this Report.

**       Filed herewith.

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

                                                METRO-TEL CORP.

Dated: March 11, 1999
                                                By: /s/ Venerando J. Indelicato
                                                    ----------------------------
                                                        Venerando J. Indelicato
                                           Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                 Description
--------               -----------

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

**10(b)(1)(iii)+     Amendment  No.2 dated  October 30,  1998 to the  Employment
                     Agreement  dated  July 1,  1981  between  the  Company  and
                     Venerando J. Indelicato.

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

  *27                Financial Data Schedule.

--------------------

*        Filed with the original filing of this Report.

**       Filed herewith.

         All other exhibits are  incorporated  herein by reference to the filing
         indicated  in  the  parenthetical   reference   following  the  exhibit
         description.

+        Management contract or compensatory plan or arrangement.