Form 10QSB
period 1999-03-31
METRO TEL CORP
filed 1999-05-14
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 6,925,000 shares outstanding as of May 12, 1999.


METRO TEL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited (1)
--------------------------------------------------------------------------------------------------------
                                      For the nine months                     For the three months
                                         ended March 31,                          ended March 31,
                                    1999 (2)             1998              1999(2)          1998
--------------------------------------------------------------------------------------------------------
Sales                                 $13,447,294     $11,342,617         $4,846,630      $3,760,431
Other revenues (3)                        390,791         154,469            101,258          32,844
                                     ------------     -----------        -----------     -----------
     Total revenues                    13,838,085      11,497,086          4,947,888       3,793,275

Cost of goods sold                      9,977,613       8,502,667          3,563,432       2,787,539
                                      -----------      ----------          ---------       ---------
     Gross profit                       3,860,472       2,994,419          1,384,456       1,005,736

Selling, general and
     administrative expenses            2,758,449       2,644,537            920,539         828,850
Research and development                  105,249                             64,343
                                       ----------      ----------          ----------       --------
                                        2,863,698       2,644,537            984,882         828,850

     Operating income                     996,774         349,882            399,574         176,886

Other income and expenses
Interest income                            48,090          66,505             16,613          21,938
Other expenses                            (60,418)                               914
Interest expense                         (128,748)        (42,537)           (44,643)        (17,337)
                                         ---------        --------           --------        --------
                                          (80,658)        (36,450)           (28,030)          5,515

Earnings before taxes                     916,116         313,432            371,544         182,401
Provision for income taxes                253,017                            148,618         --------
                                          -------         --------           -------

     Net earnings                        $663,099        $313,432           $222,926        $182,401

Basic earnings per share (4)             $     .11       $    .07           $    .03        $    .04
Diluted earnings per share (4)           $     .10       $    .07           $    .03        $    .04

Weighted average number of
    shares outstanding:
Basic (5)                               5,917,646       4,720,954          6,875,000       4,720,954
Diluted (5)                             6,414,632       4,720,954          7,371,986       4,720,954
=====================================================================================================
PRO FORMA AMOUNTS
Earnings before taxes                  $  916,116                         $  371,544
Executive compensation (6)                259,668
                                      -----------                        -----------
Pro forma earnings before taxes         1,175,784                            371,544
Provision for income taxes (7)            470,314                            148,818
                                      -----------                        -----------
Proforma net earnings                  $  705,470                         $  222,926

Proforma basic earnings
     per share                         $      .12                         $      .03
Proforma diluted earnings
     per share                         $      .11                         $      .03
Weighted average number of
     shares outstanding:
Basic (5)                               5,917,646                          6,875,000
Diluted (5)                             6,414,632                          7,371,986


METRO TEL CORP

CONSOLIDATED BALANCE SHEETS   Unaudited (1)

                                                  March 31, 1999(2)              June 30, 1998
                                                  -----------------              -------------

ASSETS
------

CURRENT ASSETS
Cash and cash equivalents                           $   624,554                  $   828,390
Accounts receivable, net                              1,647,802                      981,432
Inventories                                           4,206,868                    2,911,158
Current portion of lease receivables                    144,715                      161,007
Prepaid expenses and other                               61,964                       33,490
                                                    -----------                  -----------
     Total current assets                             6,685,903                    4,915,477

Lease receivables due after one year                    104,756                      148,651

Deferred income tax                                     133,000
Property and equipment, at cost-
     net of accumulated depreciation
     and amortization                                   190,831                      146,461
Other assets                                            173,555                       33,748
                                                    -----------                  -----------

                                                     $7,288,045                   $5,244,337
                                                    ===========                  ===========



METRO TEL CORP

CONSOLIDATED BALANCE SHEETS  Unaudited (1)

LIABILITIES AND SHAREHOLDERS'
     EQUITY

                                                  March 31, 1999(2)               June 30, 1998
                                                  -----------------               -------------

CURRENT LIABILITIES
Accounts payable and accrued
     expenses                                        $  818,320                    $1,494,975
Line of credit                                                                      1,000,000
Current portion of bank loan                            480,000                       200,000
Customer deposits                                       299,870                       389,371
Income taxes payable                                    119,079
                                                     ----------                    ----------

     Total current liabilities                        1,717,269                     3,084,346
                                                     ----------                    ----------

Long term loan less current portion                   1,760,000                       216,613
Deferred income tax                                       5,000

SHAREHOLDER'S EQUITY
Common stock, 15,000,000 shares
     authorized, 6,901,250 shares issued
     and 6,875,000 shares outstanding
     as of  November 30, 1998                           172,531                       118,024
Additional paid-in capital                            1,992,664                        51,726
Retained earnings                                     1,709,331                     1,773,628
Less 26,250 shares of treasury
     stock at cost                                      (68,750)

Total shareholder's equity                            3,805,776                     1,943,378
                                                     ----------                    ----------

                                                     $7,288,045                    $5,244,337
                                                     ==========                    ==========



METRO  TEL CORP.
STATEMENTS OF CASH FLOWS   Unaudited (1)

                                                         Nine months ended           Nine months ended
                                                             March 31,                   March 31,
                                                             1999  (2)                      1998
                                                         -----------------           ------------------
Cash flows from operating activities:
   Net income                                                $   663,099               $   313,432
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Bad debt expense                                            4,145                    83,130
       Depreciation and amortization                              27,042                    23,135
       Net changes in operating assets and liabilities:
       (Increase) decrease in:
       Accounts and lease receivables                           (203,569)                  (13,136)
       Inventories                                               326,434                   287,166
       Prepaid expenses and other assets                         (55,106)                   64,941
       Increase (decrease) in:
       Accounts payable and accrued expenses                  (1,416,136)                 (217,068)
       Customer deposits                                         (89,501)                  (10,198)
       Income taxes payable                                      119,079
                                                              ----------                 ----------
Cash provided (used) by operating activities                    (624,513)                  531,402

Cash flows form investing activities:
   Capital expenditures                                          (60,204)                  (40,473)
   Cash of acquired company                                      384,888
                                                              ----------                 ----------
Cash flows provided (used) in investing activities               324,684                   (40,473)

Cash flows from financing activities:
   Payments on line of credit                                 (1,000,000)                 (500,000)
   Payments on term loan                                        (416,613)                 (150,054)
   Borrowings on line of credit                                                            500,000
   Borrowings under new term loan                              2,400,000
   Payments under new term loan                                 (160,000)
   Cash distribution to shareholders                            (727,394)                 (400,000)
                                                              -----------                ----------
Cash flows provided (used) by financing activities                95,993                  (550,054)

Decrease in cash and cash equivalents                           (203,836)                  (59,125)
Cash and cash equivalents at beginning of period                 828,390                   933,028
                                                              ----------                 ----------

Cash and cash equivalents at end of period                   $   624,554                $   873,903
                                                             -----------                 ----------
Supplemental information:
   Cash paid for interest                                    $   128,748                $    42,537
   Cash paid for income taxes                                    125,000
Non-cash transactions
   Acquisition of net assets                                   1,541,807

                                 METRO TEL CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1) General: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Transition Annual Report on Form 10-KSB for the period January 1, 1998 to June 30, 1998.

NOTE (2) Basis of Presentation: On November 1, 1998, Steiner-Atlantic Corp. ("Steiner") was merged (the "Merger") with and into, and became a wholly-owned subsidiary of, Metro Tel Corp. ("Metro Tel" and collectively with Steiner, the "Company"). As a result of the Merger, the Company has added Steiner's operations as a supplier of dry cleaning, industrial laundry equipment and steam boilers to Metro Tel's telecommunications operations as a manufacturer and seller of telephone test sets and customer premise equipment.

The Company's Quarterly Report on Form 10-QSB for the nine months ended March 31, 1998, heretofore filed by the Company with the Securities and Exchange Commission, reflected only the business and financial statements of Metro Tel Corp. on a stand-alone basis.

For financial accounting (but not corporate law) purposes, the Merger is treated as a "reverse" acquisition of Metro Tel by Steiner utilizing the "purchase" method of accounting. As a result, all financial statements of the Company included in this Report covering periods prior to November 1, 1998 reflect only the results of operations, financial position and cash flows of Steiner on a stand alone basis. All consolidated financial statements of the Company for periods commencing November 1, 1998, in addition, include the results of operations, financial position and cash flows of Metro Tel from and after November 1, 1998. Accordingly, the results of operations for both reported periods of 1998 do not reflect the results of telecommunications operations. The results for the nine month period ended March 31, 1999 includes five months of telecommunications operations. The results for the three month period ended March 31, 1999 reflect the operations of both Steiner and Metro Tel.

Steiner's outstanding shares (339,500) at the date of Merger are deemed to have been recapitalized to 4,720,954 (the number of shares of the Company's Common Stock issued in respect of Steiner's outstanding Common Stock in the Merger). The attached financial statements give effect to this recapitalization.

NOTE (3) Management Fees: Management fees for all periods presented have been reclassified for comparative purposes.

NOTE (4) Earnings Per Common Share: In 1997, the FASB issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements.

NOTE (5) Weighted Average Number of Shares: The difference between the weighted average number of shares in basic and diluted earnings per share is due to the outstanding stock options.

NOTE (6) Executive Compensation Adjustment: The adjustment in pro forma amounts for executive compensation represents executive salaries paid to certain executives in the periods shown in excess of the salaries to be paid to them after consummation of the Merger.

NOTE (7) Income Tax Adjustment: Prior to this period, Steiner was a Subchapter S corporation under the Internal Revenue Code of 1986, as amended, and, accordingly, its shareholders, rather than it, were subject to income taxation on Steiner's earnings. The adjustment to the provision for income taxes represents income taxes had Steiner been taxed under Subchapter C of the Code for the periods shown.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 1, 1998, Steiner-Atlantic Corp. ("Steiner") was merged ( the "Merger") with and into, and became a wholly owned subsidiary of, Metro Tel Corp. ("Metro Tel" and collectively with Steiner, the "Company"). As a result of the Merger, the Company has added Steiner's operations as a supplier of dry cleaning, industrial laundry equipment and steam boilers to Metro Tel's telecommunications operations as a manufacturer and seller of telephone test and customer premise equipment.

The Company's Quarterly Report on Form 10-QSB for the nine months ended March 31, 1998, heretofore filed by the Company with the Securities and Exchange Commission, reflected only the business and financial statements of Metro Tel Corp. on a stand-alone basis.

For financial accounting (but not corporate law) purposes, the Merger is treated as a "reverse acquisition" of Metro Tel by Steiner utilizing the "purchase" method of accounting. As a result, all financial statements of the Company included in this Report covering periods prior to November 1, 1998 reflect only the results of operations, financial position and cash flows of Steiner on a stand-alone basis. All consolidated financial statements of the Company for periods commencing November 1, 1998, in addition, include the results of operations, financial position and cash flows of Metro Tel from and after November 1, 1998. Accordingly, the results of operations for both reported periods of 1998 do not reflect the results of telecommunications operations. The results for the nine month period ended March 31, 1999 includes five months of telecommunications operations. The results for the three month period ended March 31, 1999 reflect the operations of both Steiner and Metro Tel.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended March 31, 1998, cash decreased by $203,836. Operating activities used cash of $624,513, principally to reduce accounts payable and accrued expenses ($1,416,136) and customer deposits ($89,501) and to support an increase in accounts and lease receivables ($203,569) and an increase in pre-paid expenses and other assets ($55,106). These uses were partially offset by $663,099 provided by the Company's net income supplemented by non-cash expenses of $27,042 for depreciation and amortization and $4,145 for bad debts, a reduction in inventories ($326,434) and an increase in the liability for income taxes payable ($119,079). Investing activities provided cash of $324,684 reflecting Metro- Tel's cash position of $384,888 at the time of the Merger, partially offset by $60,204 used to purchase capital assets. On November 2, 1998, Steiner entered into a Loan and Security Agreement with First Union National Bank. Under the Loan Agreement, the bank has made a term loan to Steiner of $2,400,000 and provided Steiner with a revolving credit facility entitling it to borrow up to $2,500,000 until the earlier of November 2, 1999 or the date the bank demands repayment of revolving credit loans. The term loan is payable in monthly installments of $40,000 plus interest, commencing January 1999 with a $960,000 balloon payment in January 2002. The loans, which are guaranteed by Metro Tel, are secured by pledges of substantially all of the present and future assets and property, excluding real estate of Metro Tel and Steiner. A portion of the proceeds of the tem loan were used to repay

Steiner's existing line of credit of $1,000,000 and the remaining outstanding balance ($416,613) of Steiner's former term loan, as well as to fund the remaining Subchapter S distributions ($727,394) payable to the former shareholders of Steiner. Installment payments of $160,000 have been made for the nine month period ended March 31, 1999 on the new term loan. The foregoing resulted in a net $95,993 being provided by financing activities. The Company believes that its present cash and cash it expects to generate from operations will be sufficient to meet its operational needs.

YEAR 2000 COMPLIANCE

The Company believes that its internal management information systems, billing, payroll and other information services are Year 2000 compliant. The Company has already upgraded its software programs at a cost of less than $2,000 and carried out certain tests of its accounts receivable and accounts payable files which are date sensitive and found all systems to operate properly. The Company is not linked by computer with any of its customers or vendors. Orders are received and purchase orders are sent by telecopy, telephone, in person or by mail.
None of these methods are date sensitive.

RESULTS OF OPERATIONS

The results for the nine month period ended March 31, 1999 reflect the results of dry cleaning and laundry equipment and steam boiler operations of Steiner along with five months of telecommunications operations of Metro Tel. Results for the three month period then ended reflect the results of both the dry cleaning and telecommunications operations. Results for periods in fiscal 1998 reflect only the results of Steiner.

Net sales for the nine and three month periods ended March 31, 1999 increased by $2,104,677 (18.6%) and $1,086,199 (28.9%), respectively, from the comparable periods of fiscal 1998 due to the increased sales of laundry equipment, steam boilers and spare parts which offset a reduction in sales of dry cleaning equipment, as well as the inclusion for the nine and three month periods of $1,190,535 and $666,883, respectively, of telecommunication equipment sales. Other revenues increased by $236,322 (153.0%) and $68,414 (208.3%), respectively, for the nine and three month periods of fiscal 1999 when compared to the comparable periods of fiscal 1998, mainly due to increased management fees.

The Company's gross profit margin, expressed as a percentage of sales, increased to 27.9% for the nine month period of fiscal 1999 from 26.0% for the same period of fiscal 1998. For the three month period, gross margin increased to 28.0% in fiscal 1999 from 26.5% in same period of fiscal 1998. These increases are mainly due to the inclusion of telecommunications operations and the increase in sales of spare parts, all of which carry a higher margin, and higher management fees.

Selling, general and administrative expenses increased by $113,912 (4.3%) and $91,689 (11.1%) for the nine and three month periods, respectively, in fiscal 1999 from the comparable periods of fiscal 1998. The increase in both periods was attributed to the inclusion of the telecommunications operations which offset a reduction in this category of

Steiner's expenses caused by a decrease in executive compensation as a result of the Merger. See pro forma amounts.

Research and development expenses relate solely to the telecommunications operations included following the Merger on November 1, 1998.

Interest expense increased by $86,211 (202.7%) and $27,306 (157.5%) in the nine and three month periods of fiscal 1999 over the comparable periods of fiscal 1998 due to the higher level of indebtedness.

Provision for income taxes is reflected only for the five months following the Merger on November 1, 1998. Prior to this period, Steiner was a Subchapter S corporation under the Internal Revenue Code of 1986, as amended, and, accordingly, its shareholders, rather than it, were subject to income taxation on Steiner's earnings. See proforma amounts.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

           No securities were issued by the Company during the quarter covered by this Report. However, on April 23, 1999, Venerando J. Indelicato, Treasurer and a director of the Company, exercised a stock option granted under the Company's 1991 Stock Option Plan. Mr. Indelicato has agreed, in his option contract, that any shares purchased upon exercise of the option will be acquired for investment and not with a view to the distribution or resale thereof within the meaning of the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that the exemption from registration afforded by Section 4(2) of the Securities Act is applicable to the issuance of such shares.

Item 7.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule

         (b)      Reports on Form 8-K

         The only Current Report on Form 8-K filed by the Company during the period covered by this report was a Current Report on Form 8-K dated (date of earliest event reported) January 4, 1999, reporting under Item 4: Changes in Registrant's Certifying Accountant, Item 5: Other Events, and Item 7: Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements were filed with the Report.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           METRO-TEL CORP.


Date:    May 14, 1999               By:    /s/ Venerando J. Indelicato
                                           -------------------------------------
                                                    Venerando J. Indelicato
                                                    Treasurer and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.                     Description
----------                      -----------

27                              Financial Data Schedule