Form 10KSB
period 1999-06-30
METRO TEL CORP
filed 1999-09-28
CIK 65312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-9040

                                 METRO-TEL CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

Delaware                                                   11-2014231
---------------------------------------------    -------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)

290 N.E. 68th Street, Miami, Florida 33138                   95035
---------------------------------------------    -------------------------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The aggregate market value as at September 15, 1999 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $3,642,000 calculated on the basis of the mean between the high bid and low asked prices of the Company's Common Stock on the Nasdaq Electronic Bulletin Board on that date. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's Common Stock as at September 15, 1999 was 6,925,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's Proxy Statement relating to its 1999 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11 and 12 in Part III of this Report.


Transitional Small Business Disclosure Format   Yes [  ]   No  [X]

                           FORWARD LOOKING STATEMENTS

         CERTAIN STATEMENTS IN THIS REPORT UNDER THE CAPTIONS "ITEM 1. BUSINESS," "ITEM 2. PROPERTIES" AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). WHEN USED IN THIS REPORT, WORDS SUCH AS "MAY," "SHOULD," "SEEK," "BELIEVE," "EXPECT," ANTICIPATE," "ESTIMATE," "PROJECT," "INTEND", "STRATEGY" AND "PRO FORMA" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS, OPERATIONS, BUSINESS STRATEGY, OPERATING RESULTS AND FINANCIAL POSITION. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS, TRENDS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY TRENDS AND RESULTS, TO DIFFER MATERIALLY FROM THE FUTURE RESULTS, TRENDS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS: GENERAL ECONOMIC AND BUSINESS CONDITIONS, AS WELL AS INDUSTRY CONDITIONS AND TRENDS, INCLUDING SUPPLY AND DEMAND; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; THE AVAILABILITY, TERMS AND DEPLOYMENT OF DEBT AND EQUITY CAPITAL; TECHNOLOGY CHANGES; COMPETITION AND OTHER FACTORS WHICH MAY AFFECT PRICES WHICH THE COMPANY MAY CHARGE FOR ITS PRODUCTS AND ITS PROFIT MARGINS; THE AVAILABILITY AND COST OF THE EQUIPMENT AND RAW MATERIALS PURCHASED BY THE COMPANY; RELATIVE VALUES OF THE UNITED STATES CURRENCY TO CURRENCIES IN THE COUNTRIES IN WHICH THE COMPANY'S CUSTOMERS, SUPPLIERS AND COMPETITORS ARE LOCATED; AVAILABILITY OF QUALIFIED PERSONNEL; CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS; AND THE ABILITY OF CERTAIN OF THE COMPANY'S CUSTOMERS, AND SUPPLIERS AND OTHERS TO SUCCESSFULLY AND TIMELY COMPLETE THEIR YEAR 2000 COMPLIANCE PROGRAMS. THESE AND CERTAIN OTHER FACTORS ARE DISCUSSED IN THIS REPORT AND FROM TIME TO TIME IN OTHER COMPANY REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT ASSUME AN OBLIGATION TO UPDATE THE FACTORS DISCUSSED IN THIS REPORT OR SUCH OTHER REPORTS.

                                     PART 1
                                     ------

ITEM 1.           BUSINESS.
                  --------

GENERAL

         On November 1, 1998, Steiner-Atlantic Corp. ("Steiner") was merged (the "Merger") with and into, and therefore became, a wholly-owned subsidiary of Metro-Tel Corp. ("Metro-Tel" and collectively with Steiner and Steiner's wholly-owned subsidiaries, the "Company"). As a result of the Merger, the Company added Steiner's operations as a supplier of dry cleaning, industrial laundry equipment and steam boilers to Metro-Tel's operations as a manufacturer and seller of telephone test and customer premise equipment.

         For financial accounting (but not corporate law) purposes, the Merger is treated as a "reverse acquisition" of Metro-Tel by Steiner, utilizing the "purchase" method of accounting. As a result, all financial statements of the Company included in this report covering periods prior to November 1, 1998 reflect only the results of operations, financial position and cash flows of Steiner on a stand-alone basis. All consolidated financial statements of the Company for periods commencing November 1, 1998, in addition, include the results of operations, financial position and cash flows of Metro-Tel from and after November 1, 1998.

         Steiner is a supplier of dry cleaning equipment, industrial laundry equipment and steam boilers to customers in the United States, the Caribbean and Latin American markets. This aspect of Steiner's services includes: (1) designing and planning "turn-key" laundry and/or dry cleaning systems to meet the layout, volume and budget needs of a variety of institutional and retail customers, (2) supplying replacement equipment and parts to its customers, (3) providing warranty and preventative maintenance through factory-trained technicians and service managers, (4) selling its own line of dry cleaning systems under its Aero-Tech brand name; and (5) selling process steam systems and boilers.

         In March 1999, Steiner formed a new subsidiary, Steiner-Atlantic Brokerage Company, Inc. ("Steiner Brokerage") to act as a business broker to assist others seeking to buy or sell existing dry cleaning and laundry businesses. Many of Steiner's existing customers have become Steiner Brokerage clients, utilizing Steiner's staff and ability to assist them in the sale of their businesses and associated real property.

         In July 1999, Steiner acquired certain assets of DRYCLEAN USA Franchise Company, including, among other things, the worldwide rights to the name DRYCLEAN USA along with existing franchise and license agreements. DRYCLEAN USA is one of the largest franchise and license operations in the dry cleaning industry, currently consisting of approximately 300 franchised and licensed locations in the United States, the Caribbean and Latin America. Steiner expects to aggressively increase the number of existing franchisees and licensees of DRYCLEAN USA through proven sales and advertising methods with an expanded sales staff. In addition, it expects to advertise its franchise and license program on an internet website which will also allow local customers to download discount coupons to be redeemed at their local DRYCLEAN USA store. The website is also expected to provide interactive information and solutions to clothing and textile problems in the home and office.

         Metro-Tel is engaged in the manufacture and sale of telephone test and customer premise equipment utilized by telephone and telephone interconnect companies in the installation and maintenance of telephone equipment. Through internal research and development and through acquisition, Metro-Tel has added various product lines to its telephone test and customer premise product lines.

STEINER'S OPERATIONS
--------------------

         History. Steiner was founded in 1960 by William K. Steiner, initially operating as a distributor of dry cleaning systems and boilers, and as a rebuilder of laundry, dry cleaning and boiler equipment. Steiner expanded in 1972, when it began distributing institutional laundry equipment to hotels, motels and hospitals. In 1980, Steiner began importing dry cleaning systems from an English manufacturer and, four years later, Steiner developed a relationship with an Italian manufacturer of dry cleaning systems. In 1990, Steiner established its own branded product line with the introduction of an updated dry cleaning system under the Aero-Tech label, substantially all of which is currently manufactured exclusively for Steiner in Italy.

         Product Lines. Steiner offers a broad line of laundry and dry cleaning equipment and steam boilers, as well as a comprehensive parts and accessories inventory. Steiner's laundry equipment features washers and dryers, including coin-operated machines, boilers, water reuse and heat reclamation systems, flatwork ironers and automatic folders. Steiner's dry cleaning equipment includes dry cleaning machines, garment presses, finishing equipment, and sorting and distributing conveyors.

         Steiner's product lines are positioned and priced to appeal to customers in each of the high-end, mid-range and value priced markets. Steiner's product lines are offered under a wide range of price points to address the needs of a diverse customer base. Suggested prices for most of Steiner's products range from approximately $5,000 to $50,000. Steiner's product line offers its customers a "one-stop shop" for laundry and dry cleaning systems, boilers and accessories. By providing "one-stop" shopping, Steiner believes it is better able to attract and support potential customers who can choose from Steiner's broad product line.

         Steiner seeks to establish customer satisfaction by offering (1) an on-site training and preventive maintenance program performed by factory trained technicians and service managers; (2) design and layout assistance; (3) maintenance of a comprehensive parts and accessories inventory and same day or overnight availability; and (4) competitive pricing. Steiner provides a toll-free support line to resolve customer service problems.

         In March 1999, Steiner formed a new subsidiary, Steiner-Atlantic Brokerage Company, Inc. to act as a business broker to assist others seeking to buy or sell existing dry cleaning and laundry businesses. Many of Steiner's existing customers have become Steiner Brokerage clients, utilizing Steiner's staff and ability to assist them in the sale of their businesses and associated real property.

         In July 1999, Steiner acquired certain assets of DRYCLEAN USA Franchise Company, including the worldwide rights to the name DRYCLEAN USA along with existing franchisees and licensees and associated annual revenues. DRYCLEAN USA is one of the largest franchise and license operations in the dry cleaning industry, currently consisting of approximately 300 franchised and licensed locations in the United States, the Caribbean and Latin America.

         Sales, Marketing and Customer Support. Steiner's laundry and dry cleaning equipment products are marketed in the United States, the Caribbean, and Latin America. Steiner employs sales executives to market its products, including its Aero-Tech products in the United States and in international markets. Steiner supports its products by representative advertising in trade publications, participating in trade shows and engaging in regional promotions and sales incentive programs. A substantial portion of Steiner's equipment sales orders are obtained by telephone, e-mail and fax inquiries originated by the customer or by Steiner and significant repeat sales are derived from existing customers.

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

         Customers and Markets. Steiner's customer base consists of approximately 500 customers in the United States, the Caribbean and Latin America, including independent and franchise dry cleaning chains and institutions, hotels, motels, hospitals, cruise lines, nursing homes, government institutions and distributors. No customer accounted for more than 10% of Steiner's revenues during the year ended June 30, 1999, the six months ended June 30, 1998 or the year ended December 31, 1997.

         The following table sets forth the approximate geographic distribution of Steiner's sales (the percentage being based on Steiner's sales, rather than consolidated revenues) for the year ended June 30, 1999, the six months ended June 30, 1998 and the year ended December 31, 1997:

                      Year Ended          Six Months Ended         Year Ended
                    June 30, 1999         June 30, 1998        December 31, 1997
                    -------------         ----------------     -----------------

                                       (dollars in thousands)

                  Amount       %        Amount     %           Amount      %
                  ------      ----      ------    ----         ------    ----

United States     $12,661     79.4%    $5,317      68.6       $10,144     72.0

Latin
America           $ 1,559      9.8%     1,217      15.7         1,596     11.3

Caribbean         $ 1,573      9.9%     1,148      14.8         1,793     12.7

Other             $   144       .9%        65        .9           561      4.0
                  -------    ------    ------     ------      -------    ------

Total             $15,937    100.0%    $7,747     100.0%      $14,094    100.0%
                  =======    ======    ======     ======      =======    ======

         Sources of Supply. Steiner purchases laundry and dry cleaning systems, boilers and other products from a number of manufacturers, none of which accounted for more than 20% of Steiner's purchases for the year ended June 30, 1999, the six months ended June 30, 1998 or the year ended December 31, 1997. Steiner has established long-standing relationships with many of the leading laundry, dry cleaning and boiler manufacturers. Steiner's management believes these supplier relationships provide Steiner with a substantial competitive advantage, including exclusivity in certain products and areas and favorable prices and terms. Therefore, the loss of a major vendor relationship could adversely affect Steiner's business. Historically, Steiner has not experienced difficulty in purchasing desired products from its suppliers and believes it has good working relationships with its suppliers.

         Steiner has a formal contract with only one of its equipment manufacturers, and relies on its long-standing relationship with its other supplier. Steiner collaborates in the design, closely monitors the quality of the manufactured product and believes its Aero-Tech systems exceed the environmental regulations set by safety and environmental regulatory agencies. Steiner must place its orders with its Italian manufacturer of its Aero-Tech product line prior to the time Steiner has received all of its orders. However, because of Steiner's close working relationship with its Italian manufacturer, Steiner can usually adjust orders rapidly and efficiently to reflect a change in customer demands.

         According to its arrangement with its Italian manufacturer, Steiner purchases dry cleaning systems in Italian lira. Imports into the United States are also affected by the cost of transportation, the imposition of import duties and increased competition from greater production demands abroad. The United States and Italy may, from time to time, impose new quotas, duties, tariffs or other restrictions or adjust prevailing quotas, duty or tariff levels, which could affect Steiner's margins on its Aero-Tech systems. United States customs duties presently are approximately 1% of invoice cost on dry cleaning systems. However, in the case of a substantial decline in the value of the U.S. dollar against the Italian lira or the implementation of significant custom duties import controls or trade barriers with Italy, Steiner believes it has the ability to have its Aero-Tech line manufactured by other international suppliers.

         Competition. The laundry and dry cleaning equipment distribution business is highly competitive and fragmented with over 100 full-line or partial-line equipment distributors in the United States. Steiner's management believes that no distributor supplies more than 6% of the market and that substantially all such distributors are independently owned and, with the exception of several regional distributors, operate primarily in local markets. Competition is based on price, product quality, delivery and support services provided by the distributor to the customer. In South Florida, Steiner's principal domestic market, Steiner's primary competition is derived from two full-line distributors which operate out of the Miami area. In the export market, Steiner competes with several distributors and anticipates increased competition as the export market grows. As Steiner expands the sale of its Aero-Tech line to its distributors on a national level, it competes with over a dozen manufacturers of dry cleaning equipment whose products are distributed nationally. Steiner competes by offering an extensive product selection, value-added services, such as product inspection and quality assurance, toll-free customer support line, reliability, warehouse location, price and, with the Aero-Tech line, competitive special features and exclusivity.

         As a franchisor/licensor of retail dry cleaning stores, DRYCLEAN USA competes with several other franchisors and turn-key suppliers of drycleaning stores primarily on the basis of trademark recognition and reputation. As a broker in the purchase and sale of retail dry cleaning stores, Steiner Brokerage competes with business brokers generally, as well as with other professionals with contacts in the retail dry cleaning business. Competition in this latter area is primarily based on reputation, advertising and, to a lesser degree, on the level of fees charged.

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

         Product Lines. The following table sets forth the approximate net sales of each of the Metro- Tel's two products lines and of its other products and services, as a group, and the percentages which such sales bear to total net sales of Metro-Tel on a stand-alone basis during the fiscal year ended June 30, 1999 and the period from November 1, 1998 to June 30, 1999 (subsequent to the Merger):

                              11/1/98 to 6/30/99
                            (Subsequent to Merger)     Year Ended June 30, 1999
                                                   ----------------------------

                               Amount         %      Amount            %
                               ------        --      ------           --

                           (dollars in thousands)    (dollars in thousands)
Telephone Test Equipment       $1,909      93.2%       $3,004         90.3%

Customer Premise                   50       2.4%         183          5.5%
Equipment

Other Products and Services        90       4.4%         138          4.2%
                               ------      ----        ------         ----
                               $2,049       100%       $3,325         100%
                               ======      ====        ======         ====

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

         In addition, Metro-Tel distributes a line of Channel Service Units/Data Service Units (CSU/DSU) for the data industry. These devices are used to terminate a digital channel on a customer's premises and enable computer data to be transmitted and received at high speeds over the telephone line without the use of a modem.

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

         Principal Customers. Metro-Tel is not dependent upon any single customer. However, North Supply Company, a national distributor of telephone products, accounted for approximately 11% of Metro-Tel's net sales for the year ended June 30, 1999, but less than 10% of the Company's consolidated revenues for that year. Metro-Tel believes that, should it for any reason lose this distributor, Metro-Tel could be adversely impacted although these sales would normally be absorbed by other Metro-Tel distributors.

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

         Research and Development. Metro-Tel is regularly engaged in the design of new products and improvement of existing products for all of its telecommunication equipment products lines. The amounts specifically allocated to research and development activities for the eight months ended June 30, 1999 was $171,354. All research and development is internally generated, except for products designed for Metro-Tel by unaffiliated third parties compensated by either a lump-sum payment or on a royalty basis.

PATENTS AND TRADEMARKS
----------------------

         The Company is the owner of United States service mark registrations for the names Aero- Tech, Logitrol, Petro-Star, Aqua Star and Enviro-Star which are used in connection with its laundry and dry cleaning business lines and, since July 1999, DRYCLEAN USA, which is licensed by it to retail dry cleaning establishments. The Company intends to use and protect these or related service marks, as necessary. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products.

         The Company has obtained a number of trademarks which are used to identify its telephone test and customer premise product lines. None of these trademarks is considered to be material to the Company's telecommunication's product lines. The Company also pays royalties to third parties under arrangements permitting the Company to manufacture various items in its product lines.

COMPLIANCE WITH ENVIRONMENTAL AND OTHER GOVERNMENT LAWS AND REGULATIONS
-----------------------------------------------------------------------

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

EMPLOYEES
---------

         The Company currently employs 58 employees on a full-time basis, of whom three are in executive management, 13 are engaged in sales and marketing, 15 are administrative and clerical, three are engineers and technicians, 19 are engaged in production and five are in warehouse support. Of the Company's employees, 30 are employed exclusively with respect to the Company's laundry and dry cleaning equipment operations, 26 are employed exclusively with respect to the Company's telecommunications equipment operations and 2 currently divide their time between the two operations. None of the Company's employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are satisfactory.

FOREIGN AND GOVERNMENT SALES
----------------------------

         Steiner's export sales of the Company's laundry and dry cleaning business were approximately $3,276,100, $2,430,610 and $3,949,512 during the year ended June 30, 1999, six months ended June 30, 1998 and year ended December 31, 1997, respectively. Such export sales were made principally to Latin America and the Caribbean. See "--Steiner's Operations-Customers and Markets".

         Metro-Tel's export sales of telephone test and customer premise equipment were $167,422 for the eight months ended June 30, 1999. Such export sales were made principally to Europe, Canada and South America. Some of Metro-Tel's export sales are made through distributors and agents.

         All of the Company's export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located.

         Revenues from sales to the United States government (none of the contracts relating thereto being subject to renegotiation of profits or termination at the election of the government) are immaterial.

ITEM 2.           PROPERTIES.
                  ----------

         The Company's executive offices and the main distribution center for its laundry and dry cleaning equipment products are housed in three leased adjacent facilities totaling approximately 47,000 square feet in Miami, Florida, and the manufacturing and distribution facility for its telephone test and customer premise equipment operations is located in approximately 21,500 square feet of leased space in Milpitas, California. The Company believes its facilities are adequate for its present needs and that suitable space would be available to accommodate its future needs. The following table sets forth certain information concerning the leases at these facilities:

                              Approximate
Facility                          Sq. Ft.                  Expiration
--------                      -----------                  ----------

Miami, Florida (1)                 27,000               October 2004
Miami, Florida                      8,000               Month to Month
Miami, Florida                     12,000               December 2002
Milpitas California                21,500               March 2002
--------------

(1) Leased from William K. Steiner, a director of the Company. The lease includes an option to renew the lease for a ten-year term at a rent to be agreed upon by the parties.

ITEM 3.       LEGAL PROCEEDINGS.
              -----------------

         Not applicable.



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              ---------------------------------------------------

         Not applicable.

                                     PART II
                                     -------

ITEM 5.       MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
              ------------------------------------------------------------

         The Company's Common Stock has been traded on the Chicago Stock Exchange under the symbol "MTF" since January 11, 1999 and has been quoted on the Nasdaq Electronic Bulletin Board under the symbol "MTRO" since January 7, 1999. Prior thereto, the Company's Common Stock was quoted on The Nasdaq Stock Market Small Cap Market. The following table sets forth the high and low bid prices for the Company's Common Stock for each quarterly period reflected, as reported by Nasdaq. The Nasdaq quotations are without retail markups, markdowns or commissions and may not represent actual transactions.

                                            HIGH                  LOW
                                            ----                  ---
         Fiscal 1998
         -----------

         First Quarter                      1 3/8                 11/16
         Second Quarter                     11/2                   7/8
         Third Quarter                      1 3/8                   5/8
         Fourth Quarter                     1 3/4                 25/32

         Fiscal 1999
         -----------

         First Quarter                      1 3/8                  7/8
         Second Quarter                     3 9/16                 5/8
         Third Quarter                      3 3/16                21/2
         Fourth Quarter                     2 3/4               1 11/16

         As of September 15, 1999 there were approximately 925 holders of record of the Company's Common Stock.

         Except for S Corporation distributions prior to the Merger, no dividends have been paid on the Company's Common Stock during either of the last two fiscal years. Steiner is a party to a Loan and Security Agreement with a commercial bank, loans under which are guaranteed by Metro-Tel and secured by substantially all of the assets of the Company. Among other things, this agreement provides that the Company may not declare or pay dividends if such payment would likely cause it to fail to maintain a specific consolidated debt service ratio and ratio of consolidated liabilities to tangible net worth.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
              ---------------------------------------------------------

GENERAL

         On November 1, 1998 Steiner-Atlantic Corp. ("Steiner") was merged (the "Merger") with and into, and therefore became, a wholly owned subsidiary of Metro-Tel Corp. ("Metro-Tel" and collectively with Steiner and Steiner's wholly-owned subsidiaries, the "Company"). As a result of the Merger, the Company has added Steiner's operations as a supplier of dry cleaning, industrial laundry equipment and steam boilers to Metro-Tel's telecommunications operations as a manufacturer and seller of telephone test and customer premise equipment.

         For financial accounting (but not corporate law) purposes, the Merger is treated as a "reverse acquisition" of Metro-Tel by Steiner utilizing the "purchase" method of accounting. As a result, all financial statements of the Company included in this Report covering periods prior to November 1, 1998 reflect only the results of operation, financial position and cash flows of Steiner on a stand-alone basis. All consolidated financial statements of the Company for periods commencing November 1, 1998, in addition, include the results of operations, financial position and cash flows of Metro-Tel from and after November 1, 1998. Accordingly, the consolidated results of operations for the year ended December 31, 1997 and six months ended June 30, 1998 do not reflect the results of telecommunications operations. The consolidated results for the year ended June 30, 1999 include eight months of telecommunications operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         For the six months ended June 30, 1998, cash was provided by a decrease in accounts and lease receivables ($235,331), a decrease in inventory ($197,145) and an increase in accounts payable ($450,940). For the year ended June 30, 1999, cash increased by $136,378. Of the $152,191 cash generated by operating activities $761,476 was provided by net income and $50,615, $33,793 and $61,975 was derived from non-cash expenses for depreciation and amortization, bad debts and deferred income taxes, respectively. Additional cash was provided by a decrease in inventory ($289,954), other assets ($63,136) which offset an increase in accounts and lease receivables ($285,451). Cash was also provided by an increase in income taxes payable ($80,674). These funds were principally used to fund a decrease in accounts payable and accrued expenses ($792,618) and customer deposits ($111,363). Investing activities provided cash of $154,631 reflecting Metro-Tel's cash position of $298,318 at the time of the Merger, offset by $143,687 used to purchase capital assets.

         On November 2, 1998, Steiner entered into a Loan and Security Agreement with First Union National Bank. Under the Loan Agreement, the bank made a term loan to Steiner of $2,400,000 and provided Steiner with a revolving credit facility entitling it to borrow up to $2,250,000 until the earlier of November 2, 1999 or the date the bank demands repayment of the revolving credit loans. No revolving credit loans were outstanding on June 30, 1999. The term loan is payable in monthly installments of $40,000 plus interest, commencing January 1999 with a $960,000 balloon payment in January 2002. The loans, which are guaranteed by Metro-Tel, are secured by pledges of substantially all of the present and future assets and property, excluding real estate, of Metro-Tel and Steiner. A portion of the proceeds of the term loan were used to repay Steiner's existing line of credit of $1,000,000 and the remaining outstanding balance ($416,613) of Steiner's former loan, as well as to fund the remaining Subchapter S distributions ($727,394) payable to the former shareholders of Steiner. Installment payments of $280,000 have been made for the year ended June 30, 1999 on the new term loan. In addition, the Company recieved $51,563 from the exercise of stock options and advanced $198,000 to an affiliated company. The foregoing resulted in $170,444 being used by financing activities. The Company believes that its present cash and cash it expects to generate from operations will be sufficient to meet its operational needs. In July of 1999, the Company acquired certain assets of DRYCLEAN USA for $550,000 cash (see Note 14 of the Notes to Consolidated Financial Statements.)

RESULTS OF OPERATIONS
---------------------

         The statement of operations contained in the financial statements contained in Item 7 of this Report include (i) the year ended June 30, 1999,
(ii) the six months ended June 30, 1998 and (iii) the year ended December 31, 1997. In order for the discussion and analysis of the results of operations for the year ended June 30, 1999 that follows to compare periods of similar duration, the discussion and analysis compares the Company's consolidated results for the year ended June 30, 1999 to the twelve month period ended June 30, 1998. The following table sets forth the Company's consolidated results of operations for the year ended June 30, 1999 (which appear in Item 7 of this Report) and for the twelve months ended June 30, 1998 (which financial statements are not included herein).
--------------------------------------------------------------------------------

                                                     For the year ended             For the 12 months
                                                       June 30, 1999               ended June 30, 1998
                                                     -------------------           --------------------
                                                                                      (unaudited)

Net sales                                              $17,985,847                      $15,329,507
Management fees, commissions
      and other income                                     488,951                          360,483
-------------------------------------------------------------------------------------------------------
               Total revenues                           18,474,798                       15,689,990

Cost of goods sold                                      13,178,610                       11,427,933
-------------------------------------------------------------------------------------------------------
               Gross profit                              5,296,188                        4,262,057

Selling, general and
   administrative expenses                               3,863,427                        3,720,081
Research and development                                   171,354
-------------------------------------------------------------------------------------------------------
                                                         4,034,781                        3,720,081

Operating Income                                         1,261,407                          541,976

Interest income                                             62,080                           84,957
Interest expense                                          (171,521)                         (51,709)
-------------------------------------------------------------------------------------------------------
                                                          (109,441)                          33,248

Earnings before provision for income taxes              $1,151,966                         $575,224
                                                         =========                          =======


      Net sales for the fiscal year ended June 30, 1999 increased by $2,656,340 (17.3%) over the twelve months ended June 30, 1998 due to the inclusion of telecommunications sales of $2,048,593 and increased sales of laundry equipment, steam boilers and spare parts partially offset by a reduction in sales of dry cleaning equipment. Price increases were immaterial.

      Management fees, commissions and other income increased by $128,468 (35.6%) in fiscal 1999 over the twelve months ended June 30, 1998 due principally to an increase in management fees from an affiliated company resulting from increased turn-key operations sales.

      The Company's gross profit margin, expressed as a percentage of net sales, increased to 29.4% in fiscal 1999 from 27.8% in the twelve months ended June 30,1998. The increase was mainly due to the inclusion of telecommunications sales, which historically have a higher margin. Steiner's gross profit margin improved in fiscal 1999 over fiscal 1998 principally due to increased sales of higher margined products.

      Selling, general and administrative expenses increased by $143,346 (3.9%) in fiscal 1999 over the twelve months ended June 30,1998 due to the inclusion of Metro-Tel's selling, general and administrative expenses ($734,203) offset by a reduction of $586,109 in general and administrative expenses for Steiner caused by a decrease in executive compensation as a result of the Merger. However, expressed as a percentage of revenues, selling, general and administrative expenses declined from 23.7% of total revenues for the twelve months ended June 30, 1998 to 20.9% of total revenues in fiscal 1999. The percentage improvement results from spreading such costs over the higher revenue base.

      Research and development expenses relate solely to the telecommunications operations following the Merger. The Company anticipates that research and development in fiscal year 2000 should be similar to the preceding twelve months.

      Interest expense increased by $119,812 (231.7%) in fiscal 1999 over the twelve months ended June 30, 1998 due primarily to the higher level of borrowings following the Merger, as discussed under "Liquidity and Capital Resources," above.

      A provision for income taxes is reflected only for fiscal 1999. Prior to the Merger, Steiner was a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, and, accordingly, its shareholders, rather than it, were subject to income taxation on Steiner's earnings. (See Note 5 of the Notes to Consolidated Financial Statements.)

YEAR 2000 COMPLIANCE
--------------------

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In June 1998, the Financial Accountant Standard Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

      Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to materially affect its financial statements.

ITEM 7.        FINANCIAL STATEMENTS.
               --------------------

                                                Metro-Tel Corp. and Subsidiaries
                                      Index to Consolidated Financial Statements



                                                                       Page No.

Report of Independent Certified Public Accountants                          20

Consolidated Balance Sheets at June 30, 1999 and 1998                       21

Consolidated Statements of Income for the year ended June 30, 1999,         22
   the six months ended June 30, 1998 and the year ended December 31, 1997

Consolidated Statements of Shareholders' Equity for the year June 30, 1999, 23 the six months ended June 30, 1998 and the year ended December 31, 1997

Consolidated Statements of Cash Flows for the year ended June 30, 1999,     24
   the six months ended June 30, 1998 and the year ended December 31, 1997

Summary of Significant Accounting Policies                                  25

Notes to Consolidated Financial Statements                                  29

Report of Independent Certified Public Accountants


Board of Directors and Shareholders
Metro-Tel Corp.
Miami, Florida


We have audited the accompanying consolidated balance sheets of Metro-Tel Corp. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended June 30, 1999, the six months ended June 30, 1998 and the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metro-Tel Corp. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year ended June 30, 1999, the six months ended June 30, 1998 and the year ended December 31, 1997, in conformity with generally accepted accounting principles.




Miami, Florida                                        BDO Seidman, LLP
August 11, 1999

                                                Metro-Tel Corp. and Subsidiaries
                                                   Consolidated Balance Sheets


                                                                             JUNE 30,           JUNE 30,
                                                                               1999               1998
--------------------------------------------------------------------------------------------------------------


ASSETS (Note 6)

CURRENT ASSETS
   Cash and cash equivalents                                           $          964,768   $       828,390
   Accounts receivable, net of $25,000
     allowance for doubtful accounts in 1999                                    1,741,698           981,432
   Lease receivables (Note 2)                                                     116,927           161,007
   Inventories (Note 3)                                                         4,243,348         2,911,158
   Deferred income tax asset (Note 5)                                              43,141                 -
   Other current assets (Note 7)                                                  143,885            67,238
--------------------------------------------------------------------------------------------------------------

Total current assets                                                            7,253,767         4,949,225

LEASE RECEIVABLES - due after one year (Note 2)                                    90,882           148,651

EQUIPMENT AND IMPROVEMENTS, at cost - net of accumulated
   depreciation and amortization (Note 4)                                         333,705           146,461
DEFERRED INCOME TAX ASSET (Note 5)                                                 22,884                 -
--------------------------------------------------------------------------------------------------------------

                                                                       $        7,701,238   $     5,244,337
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit (Note 6)                                             $                -   $     1,000,000
   Accounts payable and accrued expenses (Note 7)                               1,266,838         1,494,975
   Income taxes payable                                                            80,674                 -
   Customer deposits                                                              278,008           389,371
   Current portion of term loan (Note 6)                                          440,000           200,000
--------------------------------------------------------------------------------------------------------------

Total current liabilities                                                       2,065,520         3,084,346
TERM LOAN, less current portion (Note 6)                                        1,680,000           216,613
--------------------------------------------------------------------------------------------------------------

Total liabilities                                                               3,745,520         3,300,959
--------------------------------------------------------------------------------------------------------------

COMMITMENTS (Notes 7, 9, 10 and 14)
--------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (Notes 1, 11 and 12) Common stock, $0.025 par value:
     Authorized shares - 15,000,000; 6,951,250 and 4,720,954
       shares issued, including shares held in
       treasury                                                                   173,781           118,024
   Additional paid-in capital                                                   1,974,227            51,726
   Retained earnings                                                            1,807,710         1,448,950
   Undistributed shareholders' earnings                                                 -           324,678
   Treasury shares, 26,250 shares in 1999, at cost                                      -                 -
--------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                      3,955,718         1,943,378
--------------------------------------------------------------------------------------------------------------

                                                                       $        7,701,238   $     5,244,337
--------------------------------------------------------------------------------------------------------------

See accompanying summary of significant accounting pollicies and notes to consolidated financial statements.

                                               Metro-Tel Corp. and Subsidiaries
                                               Consolidated Statements of Income

                                                                                    SIX MONTHS
                                                                 YEAR ENDED              ENDED       YEAR ENDED
                                                                   JUNE 30,           JUNE 30,     DECEMBER 31,
                                                                       1999               1998             1997
------------------------------------------------------------------------------------------------------------------

REVENUES:
    Net sales                                                $   17,985,847   $      7,747,321  $    14,093,632
    Management fee, commissions and other income (Note 7)           488,951            237,388          195,809
------------------------------------------------------------------------------------------------------------------

Total                                                            18,474,798          7,984,709       14,289,441
------------------------------------------------------------------------------------------------------------------

COST OF SALES                                                    13,178,610          5,712,805       10,344,113
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Notes 7 and 9)      3,863,427          1,841,592        3,474,421
RESEARCH AND DEVELOPMENT                                            171,354                  -                -
------------------------------------------------------------------------------------------------------------------

Total                                                            17,213,391          7,554,397       13,818,534
------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                  1,261,407            430,312          470,907
------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
    Interest income                                                  62,080             40,390          100,158
    Interest expense                                               (171,521 )          (26,509 )        (60,940 )
------------------------------------------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                                       (109,441 )           13,881           39,218
------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                      1,151,966            444,193          510,125
PROVISION FOR INCOME TAXES (Note 5)                                 390,490                  -                -
------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                                 $      761,476   $        444,193  $       510,125
------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                     $         0.12   $           0.09  $          0.11
Diluted earnings per share                                   $         0.12   $           0.09  $          0.11

Weighted average number of shares of
  common stock outstanding:
       Basic                                                      6,165,318          4,720,954        4,720,954
       Diluted                                                    6,491,450          4,720,954        4,720,954

PRO FORMA AMOUNTS (UNAUDITED):
    Earnings before income taxes                             $    1,151,966   $        444,193  $       510,125
    Provision for income taxes                                      493,490            170,939          195,555
------------------------------------------------------------------------------------------------------------------

    PRO FORMA NET EARNINGS                                   $      658,476   $        273,254  $       314,570
------------------------------------------------------------------------------------------------------------------

    Pro forma basic earnings per share                       $         0.11   $           0.06  $          0.07
    Weighted average number of shares of common stock
      outstanding                                                 6,165,318          4,720,954        4,720,954
------------------------------------------------------------------------------------------------------------------

See accompanying summary of significant accounting pollicies and notes to consolidated financial statements.

                                                Metro-Tel Corp. and Subsidiaries

                                 Consolidated Statements of Shareholders' Equity
                                                                        (Note 1)

                                                       ADDITIONAL                                     UNDISTRIBUTED
                                    COMMON STOCK         PAID-IN     TREASURY STOCK       RETAINED    SHAREHOLDERS'
                                 --------------------              --------------------
                                   SHARES     AMOUNT     CAPITAL     SHARES     AMOUNT    EARNINGS        EARNINGS        TOTAL
------------------------------------------------------------------------------------------------------------------------------------




YEAR ENDED DECEMBER 31, 1997

Balance at December 31, 1996         4,720,954 $ 118,024 $   51,726             $     - $ 1,448,950  $    1,907,837 $  3,526,537

   Distributions                            -          -          -                   -           -        (600,000 )   (600,000 )

   Net income                               -          -          -                   -           -         510,125      510,125
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997         4,720,954   118,024     51,726                   -   1,448,950       1,817,962    3,436,662

SIX MONTHS ENDED JUNE 30, 1998:

   Distributions                            -          -          -                   -           -      (1,937,477 ) (1,937,477 )

   Net income                               -          -          -                   -           -         444,193      444,193
-----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998             4,720,954   118,024     51,726                   -   1,448,950         324,678    1,943,378

YEAR ENDED JUNE 30, 1999:

   Distributions                            -          -          -                   -           -        (727,394 )   (727,394 )

   Reclassification of cumulative
     undistributed earnings applicable
     to the Company's S corporation
     status                                 -          -          -                   -    (402,716 )       402,716            -

   Stock exchanged for acquisition of
     business                        2,180,296    54,507  1,872,188     26,250        -           -               -    1,926,695

   Stock options exercised             50,000      1,250     50,313          -        -           -               -       51,563

   Net income                                          -          -          -        -     761,476               -      761,476
-----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999             6,951,250 $ 173,781 $1,974,227     26,250  $     - $ 1,807,710  $            - $  3,955,718
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying summary of significant accounting pollicies and notes to consolidated financial statements.

                                                Metro-Tel Corp. and Subsidiaries

                                           Consolidated Statements of Cash Flows


                                                                                     SIX MONTHS
                                                                     YEAR ENDED           ENDED       YEAR ENDED
                                                                       JUNE 30,        JUNE 30,     DECEMBER 31,
                                                                           1999            1998             1997
-------------------------------------------------------------------------------------------------------------------


OPERATING ACTIVITIES:
   Net income                                                    $      761,476  $      444,193   $      510,125
   Adjustments to reconcile net income to net cash
     provided by operating activities, net of effect of
acquisition:
       Bad debt expense                                                  33,793          79,730           21,799
       Depreciation and amortization                                     50,615          15,621           34,643
       Deferred income taxes                                             61,975               -                -
       (Increase) decrease in:
         Accounts and lease receivables                                (285,451 )       235,331         (373,356 )
         Inventories                                                    289,954         197,145           73,249
         Other assets                                                    63,136          65,526          (14,845 )
       Increase (decrease) in:
         Accounts payable and accrued expenses                         (792,618 )       450,940           70,597
         Income taxes payable                                            80,674               -                -
         Customer deposits                                             (111,363 )        85,093          124,406
-------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                               152,191       1,573,579          446,618
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Additions to equipment and improvements                             (143,687 )       (15,043 )        (30,406 )
   Cash of acquired company                                             298,318               -                -
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used for) investing activities                    154,631         (15,043 )        (30,406 )
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   (Repayments) borrowings under line of credit (net)                (1,000,000 )       500,000          500,000
   Payments on term loans                                              (696,613 )      (100,000 )       (216,720 )
   Borrowings under term loan                                         2,400,000               -                -
   Advances (to) from affiliate                                       (198,000)         175,000          (50,000 )
   Cash distributions to shareholders                                  (727,394 )    (1,937,477 )       (600,000 )
   Proceeds from exercise of stock options                               51,563               -                -
-------------------------------------------------------------------------------------------------------------------

Net cash (used for) financing activities                               (170,444 )    (1,362,477 )       (366,720 )
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                               136,378         196,059           49,492
Cash and cash equivalents at beginning of period                        828,390         632,331          582,839
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                       $      964,768  $      828,390   $      632,331
-------------------------------------------------------------------------------------------------------------------

Supplemental Information:
   Cash paid for:
     Interest                                                    $      171,521  $       26,509   $       60,940
     Income taxes                                                       239,311               -                -
-------------------------------------------------------------------------------------------------------------------

Non-cash Transaction:
   Acquisition of business, net of cash of acquired company      $    1,628,377  $            -   $            -
-------------------------------------------------------------------------------------------------------------------

See accompanying summary of significant accounting pollicies and notes to consolidated financial statements.

                                                Metro-Tel Corp. and Subsidiaries
                                      Summary of Significant Accounting Policies



        NATURE OF BUSINESS         Metro-Tel Corp. and subsidiaries
                                   (collectively, the "Company") are engaged in the sale of commercial and industrial laundry and dry cleaning equipment, boilers and replacement parts, acting as a business broker in connection with the purchase and sale of retailing dry cleaning stores and the manufacture and sale of telephone test equipment and customer premise equipment, as well as related accessories.

                                   The Company primarily sells to customers located in the United States, the Caribbean and Latin America.

         PRINCIPLES OF             The accompanying consolidated financial
         CONSOLIDATION             statements include the accounts of Metro-Tel
                                   Corp. and its wholly-owned subsidiaries.
                                   Intercompany transactions and balances have been eliminated in consolidation.

        REVENUE RECOGNITION        Sales are recorded as products are shipped.

                                   Inventories are valued at the lower of cost
        INVENTORIES                or market determined on the first-in
                                   first-out method.

        EQUIPMMENT,                Property and equipment are stated at cost.
        IMPROVEMENTS AND           Depreciation and amortization are calculated
        DEPRECIATION               on accelerated and straight-line methods over
                                   lives of five to seven years for furniture and equipment and the life of the lease for leasehold improvements for both financial reporting and income tax purposes, except for leasehold improvements which are amortized over 31 years for income tax purposes.

                                                Metro-Tel Corp. and Subsidiaries
                                      Summary of Significant Accounting Policies



        INCOME TAXES               Through October 31, 1998, Steiner-Atlantic
                                   Corp. ("Steiner," a wholly-owned subsidiary of the Company, the income of which, as explained in Note 1, represented the Company's entire reportable income for financial reporting purposes for periods prior to November 1, 1998, with the consent of its shareholders, elected to be taxed as an S Corporation under the provisions of Subchapter S of the Internal Revenue Code of
                                   1986, as amended (the "Code"). Shareholders of an S Corporation are taxed on their proportionate share of the company's taxable income. Accordingly, no provision for federal or state income tax is required for periods prior to October 31, 1998. Had the Company been treated as a C Corporation, the Company would have incurred approximately $103,000 of additional income taxes during the year ended
                                   June 30, 1999.

                                   For the purpose of the provision for income taxes, the Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes for all periods presented. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences between consolidated financial statements and income tax bases of assets and liabilities.

        STATEMENT OF               For purposes of this statement, cash
        CASH FLOWS                 equivalents include all highly liquid
                                   investments with original maturities of
                                   three months or less.

        ESTIMATES                  The preparation of consolidated financial
                                   statements in conformity with generally
                                   accepted accounting principles requires
                                   management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                Metro-Tel Corp. and Subsidiaries
                                      Summary of Significant Accounting Policies


        EARNINGS PER SHARE         The Company has adopted the provisions of
                                   Statement of Financial Accounting Standards
                                   (SFAS) No. 128, Earnings Per Share, for all periods presented. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share. See Note 11.

                                   Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Securities having an antidilutive effect on earnings per share are excluded from the calculation of diluted earnings per share.

                                   The weighted average number of common shares outstanding for all periods presented retroactively reflects the effects of the recapitalization of the Company as described in Note 1.

       FAIR VALUE OF               The Company's financial instruments consist
       FINANCIAL                   principally of cash, accounts receivable,
       INSTRUMENTS                 leases receivables, accounts payable and
                                   accrued expenses and debt. The carrying
                                   amounts of such financial instruments as reflected in the balance sheets approximate their estimated fair value. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                                                Metro-Tel Corp. and Subsidiaries
                                      Summary of Significant Accounting Policies



        NEW ACCOUNTING             In June 1998, the Financial Accounting
        PRONOUNCEMENTS             Standard Board issued SFAS No. 133,
                                   Accounting for Derivative Instruments and
                                   Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
                                   (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.
                                   SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June
                                   15, 2000.

                                   Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to materially affect its financial statements.

                                                Metro-Tel Corp. and Subsidiaries

                                      Notes to Consolidated Financial Statements



1.      ACQUISITION AND            On November 1, 1998, Metro-Tel completed a
        REORGANIZATION             merger in which a wholly-owned subsidiary was
                                   merged with and into Steiner. In connection therewith, Metro-Tel exchanged 4,720,954 shares of its common stock for all of the outstanding shares of common stock of Steiner and Steiner became a wholly-owned subsidiary of the Company. In addition, Metro-Tel granted options for the purchase of up to 500,000 shares of its common stock to employees of Steiner.

                                   For financial accounting purposes, this
                                   transaction was accounted for as a reverse acquisition of Metro-Tel Corp. by Steiner. In this connection, historical amounts, shares and per share amounts for Steiner have been retroactively adjusted to reflect the foregoing exchange of shares.

                                   The purchase of Metro-Tel Corp. was valued at approximately $1,926,000, an amount equal to the fair market value of the Company's outstanding common shares. This acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities of Metro-Tel based upon their estimated fair values. The transaction was recorded as follows:

                                   Fair value of net assets acquired:
                                      Current assets           $  2,520,898
                                      Other assets                  150,278
                                  --------------------------------------------

                                  Total                           2,671,176
                                  Less liabilities assumed         (744,481)
                                  --------------------------------------------

                                  Net                          $  1,926,695
                                  --------------------------------------------

                                                Metro-Tel Corp. and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                   The consolidated statement of income includes the results of operations of the acquired business (Metro-Tel Corp.) from November 1, 1998.

                                   The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred on July 1, 1998, and the Company's S Corporation status had been terminated as of that date:

                                               Metro-Tel Corp. and Subsidiaries

                                      Notes to Consolidated Financial Statements



                                  YEAR ENDED JUNE 30,                    1999
                                  ---------------------------------------------

                                  Pro forma revenues                $19,751,668
                                  ---------------------------------------------

                                  Pro forma net earnings            $   917,275
                                  ---------------------------------------------

                                  Pro forma basic earnings
                                      per share                     $      0.15
                                  ---------------------------------------------

                                  Pro forma diluted earnings
                                      per share                     $      0.14
                                  ---------------------------------------------


2.      LEASE RECEIVABLES          Lease receivables result from customer leases
                                   of equipment under arrangements which qualify as sales-type leases. At June 30, 1999, annual future lease payments, net of deferred interest ($35,680 at June 30, 1999), due under these leases are as follows:


                                  YEARS ENDING JUNE 30,
                                  ----------------------------------------------

                                  2000                          $        116,927
                                  2001                                    48,342
                                  2002                                    29,205
                                  2003                                    10,480
                                  2004                                     2,542
                                  Thereafter                                 313
                                  ----------------------------------------------

                                                                $        207,809
                                  ----------------------------------------------


3.      INVENTORIES               The components of inventories are summarized
                                  as follows:

                                  JUNE 30,                  1999            1998
                                  ----------------------------------------------

                                  Raw materials     $    713,867    $          -
                                  Work-in-process        180,947               -
                                  Finished goods       3,348,534       2,911,158
                                  ----------------------------------------------

                                                    $  4,243,348    $  2,911,158
                                  ----------------------------------------------

                                               Metro-Tel Corp. and Subsidiaries

                                      Notes to Consolidated Financial Statements




4.      EQUIPMENT AND              Major classes of equipment and improvements
        IMPROVEMENTS               consist of the following:

                                  JUNE 30,                       1999     1998
                                  ----------------------------------------------

                                  Furniture and equipment      $661,407 $448,578
                                  Leasehold improvements        262,714  237,682
                                  ----------------------------------------------

                                  Total                         924,121  686,260

                                  Less accumulated depreciation
                                  and amortization              590,416  539,799
                                  ----------------------------------------------

                                                               $333,705 $146,461
                                  ----------------------------------------------


5.      INCOME TAXES              The following are the components of income tax
                                  expense:

                                  YEAR ENDED JUNE 30,                  1999
                                  ----------------------------------------------

                                  Current

                                      Federal                   $   280,499
                                      State                          48,016
                                  ----------------------------------------------

                                                                    328,515
                                  ----------------------------------------------

                                  Deferred
                                      Federal                        50,087
                                      State                          11,888
                                  ----------------------------------------------

                                                                     61,975
                                  ----------------------------------------------

                                  Total                         $   390,490
                                  ----------------------------------------------

                                                Metro-Tel Corp. and Subsidiaries

                                      Notes to Consolidated Financial Statements




                                   The reconciliation of income tax expense computed at the United States federal statutory tax rate of 34% to the provision for income taxes is as follows:

                                  YEAR ENDED JUNE 30,                                              1999
                                  ----------------------------------------------------------------------
                                                                          ------------   ---------------
                                                                           HISTORICAL         PRO FORMA
                                                                          ------------   ---------------

                                  Tax at the statutory rate             $     391,668  $        391,668

                                  Tax effect of S Corporation status         (103,000 )               -

                                  State income taxes,
                                     net of federal benefit                    50,222            50,222

                                  Income taxes attributable to
                                     termination of S Corporation
                                     status                                    21,427            21,427

                                  Other                                        30,173            30,173
                                  ------------------------------------------------------------------------

                                  Total                                 $     390,490  $        493,490
                                  ------------------------------------------------------------------------

                                   Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's current and noncurrent deferred tax assets at June 30, 1999 are as follows:

                                  Current Deferred Tax Asset:
                                      Allowance for doubtful accounts $   9,408
                                      Inventory                          25,174
                                      Other                               8,559
                                  ----------------------------------------------

                                                                         43,141
                                  ----------------------------------------------

                                  Noncurrent Deferred Tax Asset:
                                      Depreciation                       16,271
                                      Other                               6,613
                                  ----------------------------------------------

                                                                         22,884
                                  ----------------------------------------------

                                  Total deferred tax asset            $  66,025
                                  ----------------------------------------------

                                                Metro-Tel Corp. and Subsidiaries

                                      Notes to Consolidated Financial Statements

6.      CREDIT AGREEMENT           The Company had a credit agreement with a
                                   commercial bank which provided for a line of credit of $2,250,000 and a term loan of $1,000,000. On November 2, 1998, the Company entered into a new loan agreement with the same lender and paid off the outstanding balances on its then existing line of credit and term loan with the proceeds from the new loan. The new loan includes a line of credit of $2,250,000 and a term loan of $2,400,000.
                                   Borrowings under the agreement bear interest at the Adjusted LIBOR Market Index Rate
                                   (7.75% at June 30, 1999) and are
                                   collateralized by substantially all of the Company's assets. The line of credit is due on demand. The term loan is due January 2002.
                                   At June 30, 1999, the Company had no
                                   outstanding borrowings under its line of credit and therefore could borrow $2,250,000, and owed $2,120,000 under the term loan. The term loan requires monthly payments of $40,000 plus interest, with a $960,000 balloon payment January 2002. The agreement requires maintenance of certain financial ratios and contains other restrictive covenants.

7.      RELATED PARTY              During the year ended June 30, 1999, the six
        TRANSACTIONS               months ended June 30, 1998 and the year ended
                                   December 31, 1997, the Company charged
                                   management fees of $265,000, $150,000 and $40,000, respectively, to an entity controlled by one of the principal shareholders of the Company. At June 30,
                                   1998, $175,000 is due to such company and is included in accounts payable and accrued expenses in the accompanying balance sheet.
                                   At June 30, 1999, $23,000 is due from such company and is included in other current assets in the accompanying balance sheet.
                                   Advances to or from such affiliate are
                                   non-interest bearing and are due on demand.

                                   The Company leases warehouse and office space from a principal shareholder of the Company under an operating lease which expires in October 2004. Minimum annual rental commitments under this lease approximate $95,000.

                                                Metro-Tel Corp. and Subsidiaries

                                      Notes to Consolidated Financial Statements



8.      CONCENTRATIONS OF          The Company places its excess cash in
        CREDIT RISK                overnight deposits with a large national
                                   bank. Concentration of credit risk with
                                   respect to trade and lease receivables is limited due to a large customer base. Trade and lease receivables are generally collateralized with equipment sold.



9.      COMMITMENTS                Rent

                                   The Company leases additional office and warehouse space under operating leases, including a lease on a monthly basis. The leases expire in December 1999 (with an option to renew for an additional three year period), March 2002 and October 2004 (with an option to renew for a period of ten years at a rent to be agreed upon). Minimum future rental commitment for leases in effect at June 30, 1999, including leases to related parties, approximates the following:

                                  YEARS ENDING JUNE 30,
                                  ----------------------------------------------

                                  2000                              $    277,499
                                  2001                                   272,596
                                  2002                                   230,665
                                  2003                                    95,196
                                  2004                                    95,196
                                  Thereafter                              31,732
                                  ----------------------------------------------

                                                                    $  1,002,884
                                  ----------------------------------------------

                                                Metro-Tel Corp. and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                   Rent expense, including rentals paid to a related party, aggregated $232,013, $71,650 and $141,700 for the year ended June 1999, the six months ended June 1998 and the year ended December 31, 1997, respectively.

                                   Royalty Agreements

                                   The Company is presently obligated pursuant to two royalty agreements to pay, under one agreement, the greater of 10% of sales of certain products or $75,000 per year and, under the other agreement, 10% of annual sales of certain products. The agreements may be cancelled by the Company annually upon sixty days notice. Royalty expense aggregated $54,640 during the year ended June 30, 1999.

10.     DEFERRED                   The Company adopted a participatory deferred
        COMPENSATION               compensation plans wherein it matches
        PLAN                       employee contributions up to, at the
                                   Company's option for all employees determined annually, 1% or 2% of an eligible employee's yearly compensation. All employees are eligible to participate in the plan after one year or three months of service. The Company contributed $18,657, $5,735, and $10,792 for the fiscal year ended June 30, 1999, the six months ended June 30, 1998 and year ended
                                   December 31, 1997, respectively. The plan is tax exempt under Section 401(k) of the Internal Revenue Code.

                                   The Company also maintains a profit-sharing plan which covers substantially all employees. Annual contributions are determined at the discretion of the Board of Directors. There were no contributions for the year ended June 30, 1999, the six months ended June 30, 1998 or the year ended December 31, 1997.

11.     EARNINGS PER SHARE         The following reconciles the components of
                                   the earnings per share computation:

                                 YEAR ENDED JUNE 30,                                                      1999
                                 -----------------------------------------------------------------------------

                                                                           INCOME         SHARES   PER SHARE
                                                                      (NUMERATOR)  (DENOMINATOR)      AMOUNT
                                 -----------------------------------------------------------------------------


                                 Net earnings                            $761,476      6,165,318       $0.12

                                 Effect of dilutive securities:
                                     Stock options                              -        326,132           -
                                 -----------------------------------------------------------------------------


                                 Net earnings plus assumed dilution      $761,476      6,491,450       $0.12
                                 -----------------------------------------------------------------------------

                                   For the six months ended June 30, 1998 and the year ended December 31, 1997, there were no dilutive securities.

                                                Metro-Tel Corp. and Subsidiaries

                                      Notes to Consolidated Financial Statements


12.     STOCK OPTIONS              At June 30, 1999, the Company has in effect
                                   two stock option plans that authorize the grant of options to purchase 850,000 and 100,000 shares, respectively, of the
                                   Company's common stock to employees and
                                   non-employee directors of the Company,
                                   respectively. The Company applies APB Opinion
                                   25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for stock options. Under APB Opinion 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost has been recognized.

                                   Pursuant to the employee plan, the Company may grant incentive stock options and nonqualified stock options. Incentive stock options granted under the plans are subject to the restriction that the aggregate fair market value (determined as of the date of grant) of options which may first become exercisable in any calendar year cannot exceed $100,000. All options under non-employee director plan are nonqualified stock options. Options granted have maximum terms of not more than 10 years and are not transferable and must be granted at an exercise price of at least 100% of the market value of the common stock on the date of grant. Incentive stock options granted to an individual owning more than 10 percent of the total combined voting power of all classes of stock issued by the Company must have an exercise price of at least equal to 110 percent of the fair market value of the shares issuable on the date of the grant and may not be exercisable more than five years after the grant date. Generally, options terminate three months following termination of service (except generally one year in the case of termination of service by reason of death or disability).

                                   Generally, the Company's options are
                                   exercisable one-fourth on the first
                                   anniversary of such grant and one-fourth on the next three anniversaries of such grant. However, options granted under the non-employee directors plan become immediately exercisable upon certain events which are deemed to be a "change in control" of the Company. Options granted under the employee plan terminate upon "change in control" unless acted upon by the board of directors.

                                   In fiscal 1999, the Company granted a total of 565,000 options to employees, exercisable at prices of $1.00 or $2.00 per share. In addition, the Company granted a total of 30,000 options to directors, exercisable at prices of $0.91 or $2.00 per share.

                                                Metro-Tel Corp. and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                   FASB Statement 123, "ACCOUNTING FOR
                                   STOCK-BASED COMPENSATION," requires the
                                   Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal year 1999: no dividend yield percent; expected volatility of 46.1%; risk-free interest rates of approximately 6.36%, and expected lives of 5 years.

                                   Under the accounting provisions of FASB
                                   Statement 123, the Company's net income and net income per common share would have been as follows:.

                                                              YEAR ENDED
                                                             JUNE 30, 1999
                                  ----------------------------------------------

                                  Net income             As reported  $ 761,476
                                                         Pro forma    $ 761,081

                                  Net income per
                                  common share -
                                  basic and diluted      As reported  $     .12
                                                         Pro forma    $     .12

                                   A summary of the status of the Company's stock option plan and non-plan options as of June 30, 1999, and changes during the year then ended is presented below:

                                                                                      WEIGHTED
                                                                                       AVERAGE
                                                                                      EXERCISE
                                                                           SHARES        PRICE
                                  ------------------------------------------------------------

                                  Outstanding at beginning of year          225,000    $ 0.98
                                  Granted                                   595,000      1.12
                                  Exercised                                 (50,000 )    1.03
                                  Expired                                   (50,000 )    0.97
                                  ------------------------------------------------------------

                                  Outstanding at end of year                720,000      1.10
                                  ------------------------------------------------------------

                                  Options exercisable at year-end           125,000      0.97

                                  Weighted-average fair value per share of
                                      options granted during the year     $    1.12
                                  ------------------------------------------------------------

                                   The following table summarizes information about the stock option plan and non-plan options outstanding at June 30, 1999:

                                                                   WEIGHTED
                                                      NUMBER        AVERAGE      WEIGHTED       NUMBER     WEIGHTED
                                       RANGE OF  OUTSTANDING      REMAINING       AVERAGE   EXERCISABLE     AVERAGE
                                       EXERCISE           AT    CONTRACTUAL      EXERCISE           AT     EXERCISE
                                         PRICES      6/30/99           LIFE         PRICE      6/30/99        PRICE
                                  ---------------------------------------------------------------------------------
                                     $ 0.81-2.00     720,000           4.35     $    1.10      125,000     $  0.97

                                                Metro-Tel Corp. and Subsidiaries

                                      Notes to Consolidated Financial Statements


13.     SEGMENT                    The Company's reportable segments are
        INFORMATION                strategic businesses that offer different
                                   products and services. They are managed
                                   separately because each business requires different technology and marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

                                   For the years ended June 30, 1999, the six months ended June 30, 1998 and the year ended December 31, 1997, export sales, principally to the Caribbean and Latin America, aggregated approximately $3,443,000,
                                   $2,430,610 and $3,949,512, respectively. No
                                   single customer accounted for more than 10% of the Company's revenues.

                                   Financial information for the Company's
                                   business segments is as follows:

                                                                                    SIX MONTHS
                                                                  YEAR ENDED         ENDED       YEAR ENDED
                                                                    JUNE 30,         JUNE 30,    DECEMBER 31,
                                                                     1999             1998           1997
                               -------------------------------------------------------------------------------


                               Revenues:
                                  Commercial and industrial laundry
                                  dry cleaning equipment           $ 16,426,205  $   7,984,709   $  14,289,441
                                 Manufacturing and sales of
                                    telephone test equipment          2,048,593            -             -
                               -------------------------------------------------------------------------------

                               Total revenues                      $ 18,474,798   $  7,984,709   $  14,289,441
                               -------------------------------------------------------------------------------

                               Operating income (loss):
                                  Commercial and industrial laundry
                                    and dry cleaning equipment     $  1,556,895   $    430,312   $     470,907
                                 Manufacturing and sales of
                                    telephone test equipment          (295,488)            -             -
                               -------------------------------------------------------------------------------

                               Total operating income (loss)       $  1,261,407   $    430,312   $     470,907
                               -------------------------------------------------------------------------------

                               Identifiable assets:
                                  Commercial and industrial laundry
                                    and dry cleaning equipment     $  6,016,193   $  5,244,337
                                 Manufacturing and sales of
                                    telephone test equipment          1,685,545            -
                               ----------------------------------------------------------------

                               Total assets                        $  7,701,738   $  5,244,337
                               ----------------------------------------------------------------

14.     SUBSEQUENT                 On July 9, 1999, the Company entered into an
        EVENTS                     asset purchase agreement with Dryclean
                                   U.S.A., Franchise Company to purchase the worldwide rights to the name Dryclean U.S.A., along with existing franchise and license agreements for $550,000 cash.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                  ------------------------------------------------

         On January 4, 1999, the Company selected BDO Seidman, LLP ("BDO Seidman") to replace Grant Thornton LLP ("Grant Thornton") as the Company's independent public accountants. BDO Seidman has acted as independent accountants for Steiner, which became a wholly-owned subsidiary of the Company pursuant to the Merger. The Company believes that the change to BDO Seidman as the Company's independent accountants will facilitate the audit of the Company's consolidated financial statements. The decision to change auditors was approved by the Audit Committee of the Board of Directors.

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

         William K. Steiner, 69, has been Chairman of the Board of Steiner since he founded Steiner in 1960. Mr. Steiner has been a director of the Company since the effectiveness of the Merger on

November 1, 1998.

         Venerando J. Indelicato, 66, was President of the Company from December 1967 until October 31, 1998 and has been Treasurer and Chief Financial Officer of the Company since December 1969.

         Lloyd Frank, 74, has been a member of the law firm of Parker Chapin Flattau & Klimpl, LLP since 1977. Mr. Frank has been a director of the Company since 1977. The Company retained Parker Chapin Flattau & Klimpl during the Company's last fiscal year and is retaining that firm during the Company's current fiscal year. Mr. Frank is also a director of Park Electrochemical Corp.

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

         Alan M. Grunspan, 39, has served as a director of the Company since May 1999. Mr. Grunspan has been a member of the law firm of Kaufman Miller Dickstein & Grunspan P.A. The Company has retained Kaufman Miller Dickstein & Grunspan P.A. during the Company's last fiscal year and is retaining that firm during the Company's current fiscal year.

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

         The following information is presented with respect to the background of each person who is not an executive officer but who is expected to continue to make a significant contribution to the Company:

         Osvaldo Rubio, 36, serves as Vice President and Director of Sales for the Export Department of Steiner since joining Steiner in May 1993.

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

ITEM 10.          EXECUTIVE COMPENSATION.
-------           ----------------------

                  The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation l4A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------          --------------------------------------------------------------

                  The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation l4A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------           ----------------------------------------------

                  The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation l4A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 13.             EXHIBITS AND REPORTS ON FORM 8-K.
-------              ---------------------------------

                     (a)   Exhibits

2(a) Agreement of Merger dated as of July 1, 1998 among the Company, Metro-Tel Acquisition Corp., Steiner-Atlantic Corp., William K. Steiner and Michael S. Steiner. Incorporated by reference to Exhibit A of the definitive Proxy Statement of the Company filed with the Commission on October 5, 1998, File No. 0-9040.)

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

 10(a)(1)(i)         Lease dated April 1, 1991 between the Company and CB
                     Institutional Fund VII with respect to the Company's facilities at 240 South Milpitas Boulevard, Milpitas,
                     California. (Exhibit 10(a)(2) to the Company's Annual
                     Report on Form 10-K for the year ended June 30, 1991, File
                     No. 0-9040.)

10(a)(1)(ii)         Second Amendment to Lease dated November 1, 1998 between
                     the Company and The Realty Associates Fund III, L.P.
                     (successor-in-interest to CB Institutional Fund VII) with respect to the Company's facilities at 240 South Milpitas
                     Boulevard, Milpitas, California. (Exhibit 10(a)(1)(ii) to the Company's Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998,
                     File No. 0-9040.)

10(a)(2)             Lease dated October 6, 1995 between Steiner and William, K.
                     Steiner with respect to Steiner's facilities located 290 N.E. 68th Street, 297 N.E. 67st and 277 N.E. 67 St. Miami, Florida. (Exhibit 10(a)(2) to the Company's Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998, File No. 0-9040.)

  10(b)(1)(i)+       Employment Agreement dated July 1, 1981 between the Company and Venerando J. Indelicato. (Exhibit 10(b)(1)(i) to the
                     Company's Annual Report on Form 10-KSB for the year ended
                     June 30, 1995, File No. 0-9040.)

   10(b)(1)(ii)+     Amendment No. 1 dated July 1, 1983 to the Employment
                     Agreement dated July 1, 1981 between the Company and
                     Venerando J. Indelicato. (Exhibit 10(b)(1)(ii) to the
                     Company's Annual Report on Form 10-KSB for the year ended
                     June 30, 1995, File No. 0-9040.)

  10(b)(1)(iii)+     Amendment No. 2 dated October 30, 1998 to the Employment
                     Agreement dated July 1, 1981 between the Company and
                     Venerando J. Indelicato. (Exhibit 10(b)(1)(iii) to the
                     Company's Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998,
                     File No. 0-9040.)

   10(b)(2)+         Letter agreement dated August 29, 1996 between the Company and Richard A. Wildman, a former executive officer of the Company. (Exhibit 10(b)(2) to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997, File No.
                     0-9040.)

   10(c)(1)+         The Company's 1991 Stock Option Plan, as amended.
                     (Incorporated by reference to Exhibit 99.3 to the Company's
                     Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 0-9040.)

    10(c)(2)(a)+     The Company's 1984 Non-Employee Director Stock Option Plan,
                     as amended. (Exhibit 10(d)(2) to the Company's Annual
                     Report on Form 10-K for the year ended June 30, 1987, File
                     No. 0-9040.)

    10(c)(2)(b)+     The Company's 1994 Non-Employee Director Stock Option Plan.
                     (Exhibit A to the Company's Proxy Statement dated October
                     14, 1994 used in connection with the Company's 1994 Annual
                     Meeting of Stockholders, File No. 0-9040.)

    10(c)(3)+        Form of Stock Option Agreement dated June 25, 1991 entered into between the Company and each of Sheppard Beidler
                     (option has since expired), Lloyd Frank and Michael
                     Michaelson, together with a schedule identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10(c)(4) to the Company's
                     Annual Report on Form 10-K for the year ended June 30,
                     1991, File No. 0-9040.)

    10(c)(4)+        Form of Stock Option Agreement dated May 4, 1993 entered
                     into between the Company and each of Sheppard Beidler, Lloyd Frank and Michael Michaelson, together with a schedule identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit
                     10(c)(4) to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1993, File No. 0-9040.)

*27                  Financial Data Schedule.

--------------------

* Filed with this Report or an amendment thereto. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

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

                                      METRO-TEL CORP.

Dated: September 28, 1999
                                      By: /s/ Michael S. Steiner
                                          -----------------------------------
                                          Michael S. Steiner
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Capacity                                     Date
---------                         ---------                                    ----

/s/ Michael S. Steiner            President,                                   September 28, 1999
------------------------------    Chief Executive Officer
Michael S. Steiner                (Principal Executive Officer) and
                                  Director


/s/ William K.  Steiner           Director                                     September 23, 1999
------------------------------
William K.  Steiner

/s/ Venerando J.  Indelicato      Chief Financial Officer                      September 28, 1999
------------------------------    (Principal Financial and
Venerando J.  Indelicato          Accounting Officer) and Director


/s/ Lloyd Frank                   Director                                     September 28, 1999
------------------------------
Lloyd Frank

                                  Director                                     September __, 1999
------------------------------
Alan M. Grunspan

                                  Director                                     September __, 1999
------------------------------
Stuart Wagner


                                  Director                                     September __, 1999
------------------------------
David Blyer

                                  EXHIBIT INDEX


Exhibit
Number                Description
--------              -----------

2(a) Agreement of Merger dated as of July 1, 1998 between the Company, Metro-Tel Acquisition Corp., Steiner-Atlantic Corp., William K. Steiner and Michael S. Steiner. Incorporated by reference to Exhibit A of the definitive Proxy Statement of the Company filed with the Commission on October 5, 1998 (File No. 0-9040.)

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

Exhibit
Number                Description
--------              -----------

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

10(a)(1)(i)          Lease dated April 1, 1991 between the Company and CB
                     Institutional Fund VII with respect to the Company's facilities at 240 South Milpitas Boulevard, Milpitas,
                     California. (Exhibit 10(a)(2) to the Company's Annual
                     Report on Form 10-K for the year ended June 30, 1991, File
                     No. 0-9040.)

10(a)(1)(ii)         Second Amendment to Lease dated November 1, 1998 between
                     the Company and The Realty Associates Fund III, L.P.
                     (successor-in-interest to CB Institutional Fund VII) with respect to the Company's facilities at 240 South Milpitas
                     Boulevard, Milpitas, California. (Exhibit 10(a)(1)(ii) to the Company's Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998,
                     File No. 0-9040.)

10(a)(2)             Lease dated October 6, 1995 between Steiner and William, K.
                     Steiner with respect to Steiner's facilities located 290 N.E. 68th Street, 297 N.E. 67st and 277 N.E. 67 St. Miami, Florida. (Exhibit 10(a)(2) to the Company's Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998, File No. 0-9040.)

 10(b)(1)(i)+        Employment Agreement dated July 1, 1981 between the Company and Venerando J. Indelicato. (Exhibit 10(b)(1)(i) to the
                     Company's Annual Report on Form 10-KSB for the year ended
                     June 30, 1995, File No. 0- 9040.)

 10(b)(1)(ii)+       Amendment No. 1 dated July 1, 1983 to the Employment
                     Agreement dated July 1, 1981 between the Company and
                     Venerando J. Indelicato. (Exhibit 10(b)(1)(ii) to the
                     Company's Annual Report on Form 10-KSB for the year ended
                     June 30, 1995, File No. 0-9040.)

 10(b)(1)(iii)+      Amendment No. 2 dated October 30, 1998 to the Employment
                     Agreement dated July 1, 1981 between the Company and
                     Venerando J. Indelicato. (Exhibit 10(b)(1)(iii) to the
                     Company's Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998,
                     File No. 0-9040.)

Exhibit
Number                Description
--------              -----------


 10(b)(2)+           Letter agreement dated August 29, 1996 between the Company and Richard A. Wildman, a former executive officer of the Company. (Exhibit 10(b)(2) to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997, File No.
                     0-9040.)

 10(c)(1)+           The Company's 1991 Stock Option Plan, as amended.
                     (Incorporated by reference to Exhibit 99.3 to the Company's
                     Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 0-9040.)

 10(c)(2)(a)+        The Company's 1984 Non-Employee Director Stock Option Plan,
                     as amended. (Exhibit 10(d)(2) to the Company's Annual
                     Report on Form 10-K for the year ended June 30, 1987, File
                     No. 0-9040.)

 10(c)(2)(b)+        The Company's 1994 Non-Employee Director Stock Option Plan.
                     (Exhibit A to the Company's Proxy Statement dated October
                     14, 1994 used in connection with the Company's 1994 Annual
                     Meeting of Stockholders, File No. 0-9040.)


 10(c)(3)+           Form of Stock Option Agreement dated June 25, 1991 entered into between the Company and each of Sheppard Beidler
                     (option has since expired), Lloyd Frank and Michael
                     Michaelson, together with a schedule identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10(c)(4) to the Company's
                     Annual Report on Form 10-K for the year ended June 30,
                     1991, File No. 0-9040.)

 10(c)(4)+           Form of Stock Option Agreement dated May 4, 1993 entered
                     into between the Company and each of Sheppard Beidler, Lloyd Frank and Michael Michaelson, together with a schedule identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit
                     10(c)(4) to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1993, File No. 0-9040.)

*27                  Financial Data Schedule.
--------------------

* Filed with this Report or an amendment thereto. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

+        Management contract or compensatory plan or arrangement.