Form 10QSB
period 1999-09-30
METRO TEL CORP
filed 1999-11-12
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

         OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to

         Commission file number 0-9040

                               DRYCLEAN USA, Inc.
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

                                 METRO-TEL CORP.
                                  (Former name)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 6,925,000 shares outstanding as of November 9, 1999.


DRYCLEAN USA, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------
                                                         For the three months ended
                                                                 September 30,
                                                           1999              1998
                                                        (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------------
Net sales                                               $4,559,810        $3,494,414
Management and franchise fees,
  commissions and other income                             174,958            52,216
--------------------------------------------------------------------------------------
          Total revenues                                 4,734,768         3,546,630

Cost of goods sold                                       3,315,946         2,620,195
Selling, general and
  administrative expenses                                1,010,419           810,288
Research and development                                    62,411
--------------------------------------------------------------------------------------
                                                         4,388,776         3,430,483

Operating Income                                           345,992           116,147

Interest income                                              9,378            13,861
Interest expense                                           (42,643)          (24,251)
--------------------------------------------------------------------------------------
Earnings before provision for income taxes                 312,727           105,757
Provision for income taxes (Note 4)                        125,091
--------------------------------------------------------------------------------------
         Net earnings                                   $  187,636        $  105,757
======================================================================================
Basic earnings per share  (Note 3)                      $      .03        $      .02
Diluted earnings per share  (Note 3)                    $      .03               .02
======================================================================================

Weighted average number of shares (Note 3)
Basic                                                    6,925,000         4,720,954
Diluted                                                  7,308,768         4,720,954
=======================================================================================

                                             For the three months ended
                                                    September 30,

                                             1999              1998
                                                            (Unaudited)
--------------------------------------------------------------------------------
PRO FORMA AMOUNTS
Earnings before taxes  (Note 4)                                $  105,757
Provision for income taxes                                         42,303
--------------------------------------------------------------------------------
Pro forma net earnings                                             63,454

Pro forma basic earnings per share                             $      .01

Weighted average number of shares
   of common stock outstanding                                  4,720,954

DRYCLEAN USA, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
--------------------------------------------------------------------------------
                                               SEPTEMBER 30,       June 30,
                                                   1999               1999
                                                (UNAUDITED)
--------------------------------------------------------------------------------

Current Assets
         Cash and cash equivalents             $  580,778         $   964,768
         Accounts receivable, net               1,531,492           1,741,698
         Inventories                            4,219,315           4,243,348
         Lease receivables                         90,425            116,927
         Deferred income taxes                     43,141              43,141
         Prepaid expenses and other               112,262             143,885
--------------------------------------------------------------------------------
               Total current assets             6,577,413           7,253,767

Lease receivables, due after one year              64,838              90,882

Equipment and improvements - at cost              940,116             924,116
Less accumulated depreciation                     606,398             590,411
--------------------------------------------------------------------------------
                                                  333,718             333,705
Franchise, trademarks and other
    intangible assets, net                        593,057
Deferred tax asset                                 22,884              22,884
--------------------------------------------------------------------------------
                                              $ 7,591,910         $ 7,701,238
================================================================================

DRYCLEAN USA, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------
                                                      September 30,          June 30,
                                                           1999                1999
                                                      (Unaudited)
---------------------------------------------------------------------------------------
Current Liabilities
      Accounts payable and
        accrued expenses                               $ 904,027            $1,266,838
      Line of credit                                      27,451
      Income taxes payable                               119,340                80,674
      Customer deposits                                  397,738               278,008
      Current portion of long term debt                  480,000               440,000
----------------------------------------------------------------------------------------
                  Total current liabilities            1,928,556             2,065,520

Term loan, less current portion                        1,520,000             1,680,000
----------------------------------------------------------------------------------------
Total liabilities                                      3,448,556             3,745,520

Stockholders' Equity
     Common stock, $.025 par value,
          15,000,000 shares authorized; 6,951,250
          shares issued, including
          26,250 shares held in treasury and
          6,925,000 shares outstanding                   173,781               173,781
     Additional paid-in capital                        1,974,227             1,974,227
     Retained earnings                                 1,995,346             1,807,710
----------------------------------------------------------------------------------------
Total shareholder's equity                             4,143,354             3,955,718
----------------------------------------------------------------------------------------
                                                      $7,591,910            $7,701,238
========================================================================================


DRYCLEAN USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------
                                                             For the three months ended
                                                                   September 30,
                                                              1999                1998
                                                           (Unaudited)         (Unaudited)
------------------------------------------------------------------------------------------
Operating activities:
    Net earnings                                            $ 187,636          $ 105,757
    Adjustments to reconcile net earnings
         to cash provided (used) by operating activities
          Depreciation and amortization                        34,846              7,812
          Bad debts                                             1,383              1,048
          (Increase) decrease in operating assets:
               Accounts and lease receivables                 261,369           (125,571)
               Inventories                                     24,033           (272,896)
               Prepaid expenses and other                      31,569             11,867
          Increase (decrease) in operating liabilities:
               Accounts payable and accrued
                  expenses                                   (362,811)           107,355
               Income taxes payable                            38,666
               Customer deposits                              119,730             69,668
------------------------------------------------------------------------------------------
                  Net cash provided (used) by
                       operating activities                   336,421            (94,960)
------------------------------------------------------------------------------------------
Investing activities:
       Capital expenditures                                  (627,862)           (53,332)
------------------------------------------------------------------------------------------
Financing activities:
  (Repayments) borrowings under
       line of credit                                          27,451           (250,000)
  Payments on term loan                                      (120,000)           (50,000)
------------------------------------------------------------------------------------------
Net cash used by financing activities                         (92,549)          (300,000)
------------------------------------------------------------------------------------------
                  Net (decrease) in cash
                       and cash equivalents                  (383,990)          (448,292)
Cash and cash equivalents at beginning of period              964,768            828,390
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $  580,778         $  380,098
==========================================================================================

Supplemental disclosures of cash flow
     information
         Cash paid during the period for
               Interest                                    $   42,643         $   24,251
               Income taxes                                   117,225

                               DRYCLEAN USA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE (1) - GENERAL: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999. The June 30, 1999 balance sheet was derived from audited financial statements as of that date.

NOTE (2) - BASIS OF PRESENTATION: On November 1, 1998, Steiner-Atlantic Corp. ("Steiner") was merged ("the Merger") with and into, and became a wholly-owned subsidiary of, Metro Tel Corp. ("Metro Tel" and collectively with Steiner, the "Company"). As a result of the Merger, the Company added Steiner's operations as a supplier of dry cleaning, industrial laundry equipment and steam boilers to Metro Tel's telecommunications operations as a manufacturer and seller of telephone test sets and customer premise equipment.

The Company's Quarterly Report on Form 10-QSB for the three months ended September 30, 1998, heretofore filed by the Company with the Securities and Exchange Commission, reflected only the business and financial statements of Metro Tel Corp. on a stand-alone basis.

For financial accounting (but not corporate law) purposes, the Merger is treated as a "reverse" acquisition of Metro Tel by Steiner utilizing the "purchase" method of accounting. As a result, all financial statements of the Company included in this Report covering periods prior to November 1, 1998 reflect only the results of operations, financial position and cash flows of Steiner on a stand-alone basis. Accordingly, the results of operations for the three month period of 1998 do not reflect the results of the telecommunications operations of Metro-Tel. The results for the three month period ended September 30, 1999 reflect the operations for both Steiner and Metro Tel.

Steiner's outstanding shares (339,500) at the date of the Merger are deemed to have been recapitalized to 4,720,954 (the number of shares of the Company's Common Stock issued in respect of Steiner's outstanding Common Stock in the Merger). The attached financial statements give effect to this recapitalization.

NOTE (3) - EARNINGS PER COMMON SHARE: In 1997, the FASB issued Statement No. 128, "Earnings Per Share". Statement 128 replaces the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Dilutive earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements. Steiner had no stock options outstanding during the three months ended September 30, 1998.

NOTE (4) - PROFORMA INCOME TAX: Prior to November 1, 1998, Steiner was a Subchapter S corporation under the Internal Revenue Code of 1986, as amended, and, accordingly, its shareholders, rather than it, were subject to income taxation on Steiner's earnings. The proforma provision for income taxes represents the provision for income taxes that would have been recorded had Steiner been taxed under Subchapter C of the Code for the period shown.

NOTE (5) - SEGMENT INFORMATION: The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

NOTE (5) CONTINUED -

Financial information for the Company's business segments is as follows:

                                                    For the three months ended
                                                           September 30,
                                                       1999            1998
                                                   (Unaudited)      (Unaudited)
--------------------------------------------------------------------------------
Revenues:
   Commercial and industrial laundry and
      drycleaning                                   $3,979,975      $3,546,630

   Manufacturing and sales of telephone
      test equipment                                   754,793
--------------------------------------------------------------------------------
Total revenues                                      $4,734,768      $3,546,630
================================================================================
Operating income (loss)
    Commercial and industrial laundry and
        drycleaning                                 $  376,851      $  116,147
    Manufacturing and sales of telephone
        test equipment                                 (30,859)
--------------------------------------------------------------------------------
Total operating income (loss)                       $  345,992      $  116,147
================================================================================
                                                    September 30,     June 30,
                                                        1999            1999
                                                     (Unaudited)
Identifiable assets:
   Commercial and industrial laundry and
       drycleaning                                  $ 5,911,608     $6,016,193
   Manufacturing and sales of telephone
       test equipment                                 1,680,302      1,685,045
--------------------------------------------------------------------------------
Total assets                                        $ 7,591,910     $7,701,238
================================================================================

NOTE (6) - ACQUISITION OF DRYCLEAN USA ASSETS: On July 9, 1999, the Company acquired the worldwide rights to the name DRYCLEAN USA, along with existing franchise and license agreements, from Dryclean USA Franchising Company for $550,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the three month period ended September 30, 1999, cash decreased by $383,990. Operating activities generated $336,421 of cash, with $187,636 provided by net income and $34,846 and $1,383 derived from non-cash expenses for depreciation and amortization and from bad debts, respectively. Additional cash was provided by decreases in accounts and lease receivables ($261,369), inventories ($24,033) and pre-paid expenses and other assets ($31,569). Cash was also provided by increases in customer deposits ($119,730) and income taxes payable ($38,666). A decrease in accounts payable and accrued expenses used $362,811 of cash. Investing activities used cash of $627,862, principally to fund the acquisition by Steiner of the worldwide rights to the name DRYCLEAN USA, along with existing franchise and license agreements, for $550,000 and to purchase other capital assets. Financing activities used cash of $92,549 to make required monthly installments of principal under the Company's term loan ($120,000), partially offset by borrowing $27,451 under the Company's line of credit. The Company believes that its present cash, cash it expects to generate from operations and cash available against its $2,250,000 line of credit, will be sufficient to meet its operational needs.

RESULTS OF OPERATIONS
---------------------

         The results for the three month period ended September 30, 1999 (in fiscal 2000), reflect the consolidated results of Steiner's drycleaning and laundry operations and Metro-Tel's telecommunications operations. Results for the three month period of fiscal 1999 reflect only the results of Steiner.

         Net sales increased by $1,065,396 (30.5%) in the first quarter of fiscal 2000 from the same period of fiscal 1999 due to the inclusion of $754,793 of telecommunication sales and increased sales of laundry equipment, steam boiler and spare parts, partially offset by a reduction in dry cleaning equipment sales. Price increases were immaterial.

         Management and franchise fees, commissions and other income increased by $122,742 (235.1%) for the first three months of fiscal 2000 from the comparable period of fiscal 1999. The increase was due to increased management fees from an affiliated company resulting from increased turn-key operations sales, along with the inclusion of commissions and franchise and license fees derived from the Company's new subsidiaries, Steiner-Atlantic Brokerage Corp. and Dryclean USA License Corp., respectively.

         The combination of increased sales and fees, increased total revenues by $1,188,138 (33.5%) for the quarter when compared to the same period of a year ago.

         Costs of goods sold, expressed as a percentage of net sales, improved to 72.7% in the first quarter of 2000 from 75.0% in the first quarter of fiscal 1999. The improvement was mainly due to the inclusion of telecommunications sales, which historically have a higher margin. Steiner's gross profit margin improved principally due to decreased incoming freight and service charges.

         For the first quarter of fiscal 2000, selling, general and administrative expenses increased by $200,131 (24.7%) over the same period of fiscal 1999. The increase was attributable to the inclusion of $252,831 in telecommunication expenses and $43,800 for Steiner- Atlantic Brokerage Corp. and Dryclean USA License Corp., which partially offset a decrease in this category of expenses for Steiner ($95,220 or 11.8%) due principally to a reduction in executive compensation as a result of the Merger. However, expressed as a percentage of revenues, selling, general and administrative expenses declined from 23.2% of total revenues for the first quater of fiscal 1999 to 21.3% of total revenues in the first quarter of 2000. The percentage improvements resulted from spreading such costs over the higher revenue base.

         Research and development expenses relate solely to the telecommunications operation included following the Merger on November 1, 1998.

         As a result of the foregoing, operating income increased by $229,845 (197.9%) for the first quarter of fiscal 2000 over the comparable period of fiscal 1999, and as a percentage of total revenues increased to 7.3% from 3.3%, respectively.

Interest income decreased by $4,483 (32.3%) during the first quarter of fiscal 2000 as a result of fewer customer equipment leases (which qualify as sales-type leases) being outstanding. Interest expense increased by $18,392 (75.8%) for the same period, primarily due to a higher level of borrowings following the Merger.

A provision for income taxes is reflected only for the first quarter of fiscal 2000. Prior to the Merger, Steiner was a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, and accordingly its shareholders, rather than it, were subject to income taxation on Steiner's earnings. (See Note 4.)

YEAR 2000 COMPLIANCE
--------------------

The Company believes that its internal management information systems, billing, payroll and other information services are Year 2000 compliant. The Company has already upgraded its software programs at a cost of less than $2,000 and tested its accounts receivable and accounts payable files which are date sensitive and found all systems to operate properly. The Company is not linked by computer with any of its customers or vendors. Orders are received and purchase orders are sent by telecopy, telephone, in person or by mail. None of these methods are date sensitive.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securityholders.

         At the Company's 1999 Annual Meeting of Stockholders held on November 5, 1999, the Company's stockholders:

         (a) Reelected the Company's then existing Board of Directors by the following votes:

                                                          Votes
                                                --------------------------
                                                  For             Withheld
                                                  ---             --------

                  Michael S. Steiner            6,568,345           3,812
                  William K. Steiner            6,568,345           3,812
                  Venerando J. Indelicato       6,568,057           4,100
                  David Blyer                   6,567,314           4,843
                  Lloyd Frank                   6,566,845           5,312
                  Alan Grunspan                 6,568,345           3,812
                  Stuart Wagner                 6,568,345           3,812

         (b) Authorized an amendment to the Company's Certificate of Incorporation to change the name of the Company from Metro-Tel Corp. to DRYCLEAN USA, Inc. by a vote of 6,407,245 shares in favor and 164,039 shares against, with 873 shares abstaining. There were no broker non-votes.

Item 5.  Other Information.

         (a) On November 5, 1999, the Company filed an Amendment to its Certificate of Incorporation pursuant to which, effective November 7, 1999, the Company's name was changed from Metro-Tel Corp. to DRYCLEAN USA, Inc.

         (b) On November 10, 1999, the Company's common stock commenced trading on the American Stock Exchange under the symbol DCU. The Company's common stock continues to trade on the Chicago Stock Exchange, where its symbol changed from MTF to DCU. The Company's common stock no longer trades on the Nasdaq Electronic Bulletin Board.

Item 7.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               4.1 Certificate of Amendment to the Company's Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999.

               4.2  By-Laws of the Company

               27.  Financial Data Schedule

         (b)   Reports on Form 8-K

         No Current Reports on Form 8-K were filed by the Company during the period covered by this report.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DRYCLEAN USA, INC.

Dated:   November 10, 1999          By:  /s/ Michael S. Steiner
                                         ---------------------------------------
                                         Michael S. Steiner, President
                                         and Chief Executive Officer


Date:    November 10, 1999          By:  /s/ Venerando J. Indelicato
                                         ---------------------------------------
                                         Venerando J. Indelicato
                                         Treasurer and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number          Description
--------------          -----------

     4.1 Certificate of Amendment to the Company's Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999

     4.2                By-Laws of the Company

     27                 Financial Data Schedule

                                                                     Exhibit 4.1


                            CERTIFICATE OF AMENDMENT

                                     OF THE

                          CERTIFICATE OF INCORPORATION

                                       OF

                                 METRO-TEL CORP.


         It is hereby certified that:

         1. The name of the corporation (hereinafter called the "Corporation") is METRO- TEL CORP.

         2. The Certificate of Incorporation of the Corporation is hereby amended by striking out Article FIRST thereof and by substituting in lieu of said Article the following new Article:

            "FIRST:   The name of this corporation is: DRYCLEAN
                      USA, Inc."

         3. The amendment of the Certificate of Incorporation herein certified has been duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

         4. The effective time of the amendment herein certified shall be November 7, 1999.


Signed on November 5, 1999.


                                   /s/ Michael S. Steiner
                                   ---------------------------------------------
                                   Michael S. Steiner, President

                                                                    Exhibit 4.2


                                     BY-LAWS

                                      -of-

                               DRYCLEAN USA, INC.

                            (A Delaware Corporation)
                     (As Amended Through November 5, 1999)
                             ----------------------


                                    ARTICLE I
                                    ---------

                                     OFFICES
                                     -------

         SECTION 1. Registered Office. The Corporation's registered office shall be at 306 South State Street, in the City of Dover, County of Kent, State of Delaware, and the name of the registered agent in charge thereof shall be Registrar and Transfer Company.

         SECTION 2. Other Offices. The Corporation may also have an office or offices at such other place or places, within or without the State of Delaware as the Board of Directors may from time to time designate or the business of the Corporation require.

                                   ARTICLE II
                                   ----------

                             STOCKHOLDERS' MEETINGS
                             ----------------------

         SECTION 1. Annual Meetings. The annual meeting of stockholders of the Corporation, commencing with the calendar year 1980, shall be held each year at such time on a business day in the fourth month following the close of the Corporation's fiscal year as shall be designated by the Board of Directors, or if no designation is made, at 10:00 A.M. on the last Friday of the fourth month following the close of the Corporation's fiscal year (or if that is a legal holiday then on the next succeeding business day). Such meeting shall be held at the registered office of the Corporation in the State of Delaware, or at such other place within or without the State of Delaware as may be determined by the Board of Directors and as shall be designated in the notice of said meetings. Such annual meeting shall be for the purpose of electing directors and for the transaction of such other business as may properly be brought before the meeting.

         If the election of directors shall not be held on the date designated herein for any annual meeting, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the stockholders as soon thereafter as convenient. At such meeting the stockholders may elect the directors and transact other business with the same force and effect as at an annual meeting duly called and held.

         SECTION 2. Special Meetings. Special meetings of the stockholders shall be held at the registered office of the Corporation in the State of Delaware, or at such other place within or without the State of Delaware as may be designated in the notice of said meeting, upon call of the Board of Directors, the Chairman of the Board or the President, and shall be called by the Chairman of the Board, the President, any Vice President or the Secretary at the request in writing of stockholders owning a majority of the issued and outstanding capital stock of the Corporation then entitled to vote thereat.

         SECTION 3. Notice and Purpose of Meetings. Notice of the date, hour and place within or without the State of Delaware of every meeting of stockholders and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be given by the Chairman of the Board, the President, or a Vice President, the Secretary or any Assistant Secretary either personally or by mail or by telegraph or by any other lawful means of communication not less than 10 nor more than 60 days before the meeting, to each stockholder entitled to vote at such meeting. If mailed, such notice shall be deemed to have been given when deposited in the United States mail, postage prepaid, directed to the stockholder at his address as it appears on the records of the Corporation. Whenever notice is required to be given, a written waiver thereof, signed by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders, need be specified in any written waiver of notice.

         SECTION 4. Adjourned Meetings. No notice need be given of any adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At any adjourned meeting the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than 30 days or if a new record date is fixed for the meeting, notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

         SECTION 5. Quorum. A quorum at all meetings of stockholders shall consist of a majority of the shares of capital stock of the Corporation outstanding and entitled to vote at the meeting, present in person or represented by proxy, except as otherwise provided by statute or Certificate of Incorporation in respect of the vote that shall be required for a specified action. In the absence of a quorum at any meeting or any adjournment thereof, a majority of the shares of capital stock of the Corporation present in person or represented by proxy and entitled to vote may adjourn such meeting to another time or times. At any such adjourned meeting at which a quorum is present any business may be transacted which might have been transacted at the meeting as originally called.

         SECTION 6. Organization. Meetings of stockholders shall be presided over by the Chairman of the Board, or in his absence, by the President, or in both of their absences, by a chairman to be chosen by a majority of the stockholders entitled to vote who are present in person or represented by proxy at the meeting. The Secretary of the Corporation or, in his absence, an Assistant Secretary shall act as secretary of every meeting, but if neither the Secretary nor an Assistant Secretary is present, a majority of the stockholders present in person or represented by proxy and entitled to vote at the meeting shall choose a person to act as secretary of the meeting.

         SECTION 7. Voting. Except as otherwise provided by statute or the Certificate of Incorporation, each holder of record of shares of capital stock of the Corporation having voting rights shall be entitled at each meeting of stockholders to one vote for each share of capital stock of the Corporation standing in his name on the records of the Corporation on the date fixed as the record date for the determination of stockholders entitled to notice of and to vote at such meeting. Except as otherwise provided by statute or the Certificate of Incorporation, any corporate action, other than the election of directors, to be taken by vote of the stockholders shall be authorized at a meeting of stockholders by a vote of the majority of the shares of capital stock present in person or represented by proxy and then entitled to vote on such action. Except as otherwise permitted by statute or the Certificate of Incorporation, directors shall be elected by a plurality of the votes cast at a meeting of stockholders by the holders of shares of capital stock of the Corporation present in person or represented by proxy and entitled to vote thereon.

         SECTION 8. Proxy Representation. Every stockholder entitled to vote at a meeting stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy. Every proxy must be signed by the stockholder or by his attorney-in-fact. No proxy shall be voted or acted upon after three years from its date unless such proxy provides for a longer period. A duly executed proxy shall be irrevocable if it states that it is irrevocable and, if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A proxy may be made irrevocable regardless of whether the interest with which it is coupled is an interest in the stock itself or an interest in the Corporation generally.

         SECTION 9. List of Stockholders. A complete list of the stockholders entitled to vote at any meeting of stockholders, arranged in alphabetical order and showing the address of each stockholder and the number of shares registered in the name of each stockholder, shall be prepared by the Secretary or such other officer of the Corporation having charge of the stock ledger. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least 10 days prior to the meeting, either at a place within the city, town or village where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present, for any purpose germane to the meeting.

         SECTION 10. Inspectors of Election. At all elections of directors, and in all other matters in which a vote is to be taken, the chairman of the meeting may appoint two inspectors of election. If so appointed, the inspectors of election shall take and subscribe an oath faithfully to execute the duties of inspectors at such meeting with strict impartiality and according to the best of their ability, and shall take charge of the polls and after the vote shall have been taken on all matters on which the inspectors are to so act shall make a certificate of the results thereof.

         SECTION 11. Written Consent of Stockholders without a Meeting. Whenever stockholders are required or permitted to take any action by vote, such action may be taken without a meeting, without prior notice and without a vote, on written consent, setting forth the action so taken, signed by stockholders having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

                                   ARTICLE III
                                   -----------

                                    DIRECTORS
                                    ---------

         SECTION 1. Powers, Number, Qualification and Term. The property, affairs and business of the Corporation shall be managed by its Board of Directors, which shall consist of not less than three (3) nor more than nine (9) members. The exact number of directors shall be fixed from time to time by resolution of the Board of Directors. Each director shall serve until the next annual meeting of stockholders and until his successor shall be elected and shall qualify or until his earlier resignation or removal. The directors shall have the power, from time to time and at any time, when the stockholders are not assembled at a meeting, to increase or decrease their own number by resolution adopted by the Board of Directors. If the number of directors be increased, all of the additional directors may be elected by a majority of the directors in office at the time of the increase, or, if not so elected prior to the next annual meeting of stockholders, they shall be elected by plurality vote by the stockholders at such annual meeting to serve until the next annual meeting of stockholders and until their respective successors shall be elected and shall qualify. Directors need not be stockholders.

         SECTION 2. Committees. An Executive Committee of three (3) or more directors may be designated by resolution passed by a majority of the whole Board of Directors. Whenever the Board of Directors is not in session or whenever a quorum of the Board of Directors fails to attend any regular or special meeting of the Board, said Committee shall advise with, and aid, the officers of the Corporation in all matters concerning its interests and the management of its business and affairs, and generally perform such duties and exercise such powers as may be performed and exercised by the Board of Directors from time to time, and the Executive Committee shall have the power to authorize the seal of the Corporation to be affixed to all papers which may require it and, insofar as may be permitted by law, exercise the powers and perform the obligations of the Board of Directors. The Board of Directors may also designate one or more committees in addition to the Executive Committee by resolution or resolutions passed by a majority of the whole Board of Directors; such committee or committees to consist of three (3) or more directors of the Corporation and, to the extent provided in the resolution or resolutions designating them, shall have or may exercise the specific powers of the Board of Directors in the management of the business and affairs of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified members at any meeting of the committee. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting whether or not they constituted a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors.

         SECTION 3. Meetings. Meetings of the Board of Directors or any committee thereof, shall be held at such place within or outside the State of Delaware as may from time to time be fixed by resolution of the Board of Directors or committee, as the case may be, or as may be specified in the notice of the meeting. Regular meetings of the Board of Directors, or any committee thereof, shall be held at such times as may from time to time be fixed by resolution of the Board of Directors or committee as the case may be, and special meetings may be held at any time upon the call of the Chairman of the Board, the President or a majority of the directors or committee as the case may be, by oral, telegraphic or written notice duly served on or sent or mailed to each director (or in the case of a committee, each member of such committee) not less than one (1) day before the meeting. Notice need not be given of regular meetings of the Board of Directors or any committee thereof. The organizational meeting of the Board of Directors may be held without notice immediately after the annual meeting of stockholders in each year. Any meeting of directors or any committee thereof may be held at any time without notice if all the directors (or in the case of a committee, all the members of such committee) are present, or if at any time before or after the meeting those not present waive notice of the meeting in writing. Whenever notice is required to be given, a written waiver thereof, signed by the person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the directors or a committee of directors, need be specified in any written waiver of notice.

         SECTION 4. Organization. The Chairman of the Board shall preside at all meetings of the Board of Directors. In his absence, the President, if present and acting, or in his absence any director chosen by the Board, shall preside. Meetings of any committee of the Board of Directors shall be presided over by such member thereof as may be chosen by such committee.

        SECTION 5. Quorum. Except as otherwise provided by statute or the Certificate of Incorporation, the number of directors which shall constitute a quorum of the Board of Directors or committee thereof shall be a majority of the total number of directors comprising the Board of Directors or such committee, but in no case less than two directors. The vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors or committee thereof, as the case may be. At any meeting at which there shall not be a quorum present, a majority of the directors present, although less than a quorum, may adjourn the meeting without further notice from time to time until a quorum shall be present.

         SECTION 6. Resignation and Removal of Directors. Any director may resign at any time upon written notice to the Corporation. At any special meeting of stockholders duly called as provided in these By-Laws, any director or directors may, by the affirmative vote of the holders of a majority of all the shares of capital stock outstanding and then entitled to vote for the election of directors, be removed from office, either with or without cause, and his successor or their successors may be elected at such meeting or the remaining directors may, to the extent vacancies are not filled by such election, fill any vacancy or vacancies created by such removal.

         SECTION 7. Vacancies. In case one or more vacancies shall occur in the Board of Directors by reason of death, resignation, increase in number, or otherwise, except insofar as otherwise provided in these By-Laws, the remaining directors, although less than a quorum, may by majority vote elect a successor or successors to fill such vacancies for the unexpired term or terms. When one or more directors shall resign from the Board, effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective.

         SECTION 8. Informal Action. Any action required or permitted to be taken at any meeting of the Board of Directors or any committee thereof may be taken without a meeting if prior to such action a written consent thereto is signed by all members of the Board or of the committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board or the committee.

         SECTION 9. Participation by Telephone. Any member or members of the Board of Directors or of any committee designated by the Board may participate in a meeting of the Board, or any such committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section shall constitute presence in person at such meeting.

         SECTION 10. Compensation of Directors. Directors may, by resolution of the Board of Directors, be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

                                   ARTICLE IV
                                   ----------

                                    OFFICERS
                                    --------

         SECTION 1. Number. The Board of Directors, as soon as may be after the election thereof held in each year, shall elect a President, a Treasurer and a Secretary, and from time to time may elect a Chairman of the Board of Directors (who must be a director) and one or more Vice-Presidents, Assistant Secretaries, Assistant Treasurers and such other officers, agents and employees as it may deem proper. Any two or more offices may be held by the same person.

         SECTION 2. Term, Resignation and Removal. The term of office of all officers shall be one year and until their respective successors are elected and qualified, but any officer may resign at any time upon written notice to the Corporation or may be removed from office, either with or without cause, at any time by the affirmative vote of a majority of the members of the Board of Directors then in office. A vacancy in any office arising from any cause may be filled for the unexpired portion of the term by the Board of Directors.

         SECTION 3. Compensation of Officers. The compensation of the officers of the Corporation for their services as such officers shall be fixed from time to time by the Board of Directors, provided that the Board may delegate to the Chairman of the Board or President the power to fix the compensation of officers and agents appointed by him.

         SECTION 4. Voting Corporation's Securities. Unless otherwise ordered by the Board of Directors, the Chairman of the Board, or, in the event of his inability to act, the President shall have full power and authority on behalf of the Corporation to execute powers of attorney, proxies, waivers of notice of meetings, consents and other instruments relating to securities owned by the Corporation and to attend and to act and to vote at any meeting of security holders of corporations in which the Corporation may hold securities, and at such meetings shall possess and may exercise any and all rights and powers incident to the ownership of such securities, and which as the owner thereof the Corporation might have possessed and exercised if present. The Board of Directors by resolution from time to time may confer like powers upon any other person or persons.

                                    ARTICLE V
                                    ---------

                               DUTIES OF OFFICERS
                               ------------------

         SECTION 1. Chairman of the Board. The Chairman of the Board, if one has been elected, shall preside at all meetings of the Board of Directors and stockholders. He shall have such other duties as may be assigned to him from time to time by the Board of Directors. During the absence or disability of the President, he shall exercise all the powers and discharge all the duties of the President.

         SECTION 2. President. The President shall be the Chief Executive Officer of the Corporation, and he shall have general supervision over the business and affairs of the Corporation. He shall, in the absence of the Chairman of the Board, preside at all meetings of the Board of Directors and stockholders. He shall have the power to execute contracts and other instruments of the Corporation, and such other duties and powers as may be assigned to him from time to time by the Board of Directors.

         SECTION 3. Vice Presidents. The Board of Directors may appoint one or more Vice Presidents, each of whom shall have such powers and discharge such duties as may be assigned to him from time to time by the Board of Directors. During the absence or disability of the Chairman of the Board and the President, the Vice Presidents, in the order designated by the Board of Directors, shall exercise all the functions of the President.

         SECTION 4. Treasurer. The Treasurer shall cause to be entered regularly in books to be kept for the purpose, a full and accurate account of all moneys received and paid by him on account of the Corporation. Whenever required by the Board of Directors, he shall render an account of all his transactions as Treasurer and of the financial condition of the Corporation. He shall at all reasonable times exhibit his books and accounts to any director of the Corporation upon application at the office of the Corporation during business hours and he shall perform all duties incident to the position of Treasurer, subject to the control of the Board of Directors. He shall give bond for the faithful discharge of his duties if the Board of Directors so requires. He shall do and perform such other duties as may be assigned to him from time to time by the Board of Directors.

         SECTION 5. Assistant Treasurers. The Board of Directors may appoint one or more Assistant Treasurers who, in the order of their seniority, shall, in the absence of or disability of the Treasurer, perform the duties and exercise the powers of the Treasurer and shall perform such other duties as the Board of Directors shall prescribe.

         SECTION 6. Secretary. The Secretary shall attend all meetings of the stockholders and all meetings of the Board of Directors and record all proceedings in a book to be kept for that purpose and shall perform like duties for other committees when so required. He shall give or cause to be given notice of all meetings of stockholders and of the Board of

Directors and of committees and shall perform such other duties as may be prescribed by the Board of Directors. He shall keep in safe custody the seal of the Corporation and affix the same to any instrument whose execution has been authorized, and when so affixed, it may be attested by the signature of the Secretary. The Board of Directors may give general authority to any officer to affix the seal of the Corporation or to attest the affixing by his signature. The Secretary shall do and perform such other duties as may be assigned to him from time to time by the Board of Directors.

         SECTION 7. Assistant Secretaries. The Board of Directors may appoint one or more Assistant Secretaries who, in the order of their seniority, shall, in the absence of or disability of the Secretary, perform the duties and exercise the powers of the Secretary and shall perform such other duties as the Board of Directors shall prescribe.

         SECTION 8. Inability to act. In the case of absence or inability to act of any officer of the Corporation and of any person herein authorized to act in his place, the Board of Directors may from time to time delegate the powers and duties of such officer to any other officer or any director or any other person whom it may select.

                                   ARTICLE VI
                                   ----------

          INDEMNIFICATION OF OFFICERS, DIRECTORS, EMPLOYEES AND AGENTS
          ------------------------------------------------------------

         SECTION 1. General Right to Indemnification. Any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall be indemnified by the Corporation against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceedings, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

         SECTION 2. Indemnification in Derivative Actions. Any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise shall be indemnified by the Corporation against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Delaware Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Delaware Court of Chancery or such other court shall deem proper.

         SECTION 3. Determination of Right to Indemnification. Any indemnification under Sections 1 and 2 of this Article VI (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in Sections 1 and 2. Such determination shall be made (1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (3) by a majority vote of a quorum of the stockholders. Anything hereinabove set forth to the contrary notwithstanding, to the extent that a director, officer, employee or agent of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Sections 1 and 2, or in defense of any claim, issue or matter therein, he shall in any event be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith

         SECTION 4. Authority to Advance Expenses. Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to be indemnified to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Corporation as authorized in this Article.

         SECTION 5. Provisions Non-Exclusive. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any by-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office.

         SECTION 6. Authority to Insure. The Corporation is authorized to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article.

         SECTION 7. Continuation of Right. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article VI shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

         SECTION 8. Savings Clause. If this Article VI or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the Corporation shall nevertheless indemnify, and advance expenses to, each director, officer, employee and agent of the Corporation to the full extent permitted by any applicable portion of this Article VI that shall not have been invalidated and to the full extent permitted by applicable law.

                                   ARTICLE VII

                              CERTIFICATES OF STOCK

         SECTION 1. Form and Transfers. The interest of each stockholder of the Corporation shall be evidenced by certificates for shares of stock, certifying the number of shares represented thereby and in such form not inconsistent with applicable statutes and the Certificate of Incorporation as the Board of Directors may from time to time prescribe.

         Transfers of shares of the capital stock of the Corporation shall be made only on the books of the Corporation by the registered holder thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation, or with a transfer clerk or a transfer agent appointed as in Section 5 of this Article provided, and on surrender of the certificate or certificates for such shares properly endorsed and the payment of all taxes thereon. The Board may, from time to time, make such additional rules and regulations as it may deem expedient, not inconsistent with these By-Laws, concerning the issue, transfer and registration of certificates for shares of the capital stock of the Corporation.

         The certificates of stock shall be signed by the Chairman of the Board, the President or any Vice President and by the Secretary, an Assistant Secretary, the Treasurer or an Assistant Treasurer, and sealed with the seal of the Corporation. Such seal may be a facsimile, engraved or printed. Where any such certificate is signed by a transfer agent or registered by a registrar, the signatures of the Chairman of the Board, the President, any Vice President, the Secretary, any Assistant Secretary, the Treasurer or any Assistant Treasurer upon such certificate may be facsimiles, engraved or printed. In case any such officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer at the time of its issue.

         SECTION 2. Beneficial Owners. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.

         SECTION 3. Fixing Date for Determination of Stockholders of Record. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. If no record date is so fixed, such record date shall be determined in accordance with statute.

         SECTION 4. Lost, Stolen, Destroyed or Mutilated Certificates. No certificate for shares of stock of the Corporation shall be issued in place of any mutilated certificate or of any certificate alleged to have been lost, destroyed or stolen, except on production of such mutilated certificate or on production of such evidence of such loss, destruction or theft as the Board of Directors may require, and on delivery to the Corporation, if the Board of Directors shall so require, of a bond of indemnity in such amount, upon such terms and secured by such surety as the Board of Directors may in its discretion deem sufficient to indemnify it against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.

         SECTION 5. Transfer Agent and Registrar. The Board of Directors may appoint one or more transfer agents and one or more registrars, and may require all certificates of stock to bear the signature or signatures of any of them.

                                  ARTICLE VIII
                                  ------------

                                CORPORATE RECORDS
                                -----------------

         SECTION 1. Form of Records. Any records maintained by the Corporation in the regular course of its business, including its stock ledger, books of account, and minute books, may be kept on, or be in the form of, punch cards, magnetic tape, photographs, microphotographs, or any other information storage device; provided that the records so kept can be converted into clearly legible written form within a reasonable time. The Corporation shall so convert any records so kept upon the request of any person entitled to inspect the same.

         SECTION 2. Examination of Books by Stockholders. The books, accounts and records of the Corporation, except as may otherwise be required by statute, may be kept outside of the State of Delaware at such place or places as the Board of Directors may from time to time determine. The Board of Directors shall determine whether and to what extent the books, accounts and records of the Corporation, or any of them, other than the stock ledger, shall be open to the inspection of stockholders, and no stockholder shall have any right to inspect any book, account or record of the Corporation except as conferred by statute or by resolution of the Board of Directors.

                                   ARTICLE IX
                                   ----------

                                 CORPORATE SEAL
                                 --------------

         The corporate seal shall consist of a die bearing the name of the corporation and the inscription, "Corporate Seal-Delaware 1963." Said seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                                    ARTICLE X
                                    ---------

                                   FISCAL YEAR
                                   -----------

         The fiscal year of the Corporation shall be July 1 to June 30 or such other fiscal year as the Board of Directors shall fix.

                                   ARTICLE XI
                                   ----------

                                   AMENDMENTS
                                   ----------

         The By-Laws of the Corporation shall be subject to alteration, amendment or repeal, and new By-Laws not inconsistent with any provision of the Certificate of Incorporation or statute may be made by the affirmative vote of a majority of the whole Board of Directors or the affirmative vote of the holders of a majority of the stock issued and outstanding and entitled to vote thereat, at any regular or special meeting of the stockholders or by the written consent of the holders of a majority of such stock.