Form 10QSB
period 1999-12-31
DRYCLEAN USA INC
filed 2000-02-11
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

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

                                 METRO-TEL CORP.
                                  (Former name)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 6,945,000 shares outstanding as of November 9, 1999.

DRYCLEAN USA, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------
                                    For the six months                      For the three months
                                      ended December 31,                        ended December 31,
                                    1999             1998                   1999             1998
                                         (Unaudited)                             (Unaudited)
-------------------------------------------------------------------------------------------------------
Sales                             $8,640,625        $8,600,664           $4,080,815        $5,106,250
Management fees,
     commissions and
     other income                    399,797           289,533              224,839           237,317
                                  ----------       -----------          -----------       -----------
         Total revenues            9,040,422         8,890,197            4,305,654         5,343,567

Cost of goods sold                 6,125,230         6,414,181            2,809,284         3,793,986
Selling, general and
     administrative expenses       2,138,625         1,837,910            1,128,206         1,027,622
Research and development             128,821            40,906               66,410            40,906
                                  ----------        ----------           ----------       -----------
                                   8,392,676          8292,997            4,003,900         4,862,514

         Operating income            647,746           597,200              301,754           481,053

Other income and expenses:
Interest income                       15,093            31,477                5,715            17,616
Interest expense                     (84,228)          (84,105)             (41,585)          (59,854)
                                   ----------        ----------           ----------        ----------
                                     (69,135)          (52,628)             (35,870)          (42,238)

Earnings before taxes                578,611           544,572              265,884           438,815
Provision for income
     taxes (4)                       231,444           104,399              106,354           104,399
                                    --------          --------             --------          --------

         Net earnings            $   347,167       $   440,173           $  159,530        $  334,416
=======================================================================================================
Basic earnings per share (3)    $        .05   $           .08       $          .02    $        . 05
Diluted earnings per share(3)   $        .05   $           .07       $          .02    $         .05

Weighted average number
     of shares outstanding (3)
Basic                              6,931,667         5,438,969            6,938,333         6,156,985
Diluted                            7,281,210         5,940,892            7,314,559         6,658,908
=======================================================================================================
PRO FORMA AMOUNTS
Earnings before taxes                               $  544,572                             $  438,815
Provision for income taxes (4)                         217,829                                175,526
                                                     ---------                               --------
Pro forma net earnings                              $  326,743                             $  263,289
=======================================================================================================
Proforma basic earnings per share                   $      .06                             $      .04

Weighted average number of shares
   of common stock outstanding                       5,438,969                              6,156,985

DRYCLEAN USA, Inc.

CONSOLIDATED BALANCE SHEETS


                                               December 31, 1999                  June 30, 1999
                                               -----------------                  -------------
                                                    (Unaudited)
ASSETS
------
CURRENT ASSETS
Cash and cash equivalents                             $    362,506                   $    964,768
Accounts receivable, net                                 1,371,174                      1,741,698
Inventories                                              4,651,396                      4,243,348
Current portion of lease receivables                        93,321                        116,927
Deferred income taxes                                       43,141                         43,141
Prepaid expenses and other                                 137,915                        143,885
                                                        ----------                     ----------
           Total current assets                          6,659,453                      7,253,767

Lease receivables due after one year                        49,263                         90,882

Equipment and improvements - at cost                       953,542                        924,116
Less accumulated depreciation                              622,918                        590,411
                                                        ----------                     ----------
                                                           330,624                        333,705

Franchise, trademarks and other
     intangible assets, net                                581,844
Deferred tax asset                                          22,884                         22,884
                                                      ------------                   ------------

                                                        $7,644,068                     $7,701,238
                                                        ==========                     ==========

DRYCLEAN USA, Inc.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY


                                             December 31, 1999                       June 30, 1999
                                             -----------------                       -------------
                                                (Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued
     expenses                                       $  987,422                         $1,266,838
Line of credit                                          64,000
Current portion of bank loan                           480,000                            440,000
Customer deposits                                      354,968                            278,008
Income taxes payable                                    34,793                             80,674
                                                    ----------                         ----------
         Total current liabilities                   1,921,183                          2,065,520

Long term loan less current portion                  1,400,000                          1,680,000
                                                     ---------                          ---------

           Total liabilities                         3,321,183                          3,745,520

SHAREHOLDER'S EQUITY
Common stock, $.025 par value,
     15,000,000 shares authorized;
     6,971,250 shares issued, including
     26,250 shares held in treasury                    174,281                            173,781
Additional paid-in capital                           1,993,727                          1,974,227
Retained earnings                                    2,154,877                          1,807,710
                                                    ----------                         ----------

Total shareholder's equity                           4,322,885                          3,955,718
                                                    ----------                         ----------

                                                    $7,644,068                         $7,701,238
                                                    ==========                         ==========

DRYCLEAN USA, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                          Six months ended             Six months ended
                                                            December 31                  December 31
                                                               1999                        1998
                                                            (Unaudited)                  (Unaudited)
                                                            -----------                  -----------
Operating activities:
     Net earnings                                            $347,167                 $   440,173
     Adjustments to reconcile net earnings to net cash
       provided (used) by operating activities:
         Bad debt expense                                       3,641                       4,145
         Depreciation and amortization                         62,578                      15,624
           Net changes in operating assets and liabilities:
              (Increase) decrease in:
                Accounts and lease receivables                432,108                    (391,685)
                Inventories                                  (408,048)                    252,217
                Prepaid expenses and other assets               5,970                     (96,487)
              Increase (decrease) in:
                Accounts payable and accrued expenses        (279,416)                   (807,661)
                  Customer deposits                            76,960                     (44,786)
                Income taxes payable                          (48,881)                     41,008
                                                            ----------                  ---------
Net cash (used in) provided by operating activities           195,079                    (587,452)
                                                            ----------                  ---------

Investing activities:
     Capital expenditures                                    (641,341)                    (31,459)
     Cash of acquired company                                                             384,888
                                                            ----------                  ---------
Net cash (used in) provided by investing activities          (641,341)                    353,429
                                                             ---------                    -------

Financing activities:
     (Repayments) borrowings under line of credit              64,000                  (1,000,000)
     Payments on term loan (net)                             (240,000)                   (456,613)
     Borrowings under new term loan                                                     2,400,000
     Proceeds from exercise of stock options                   20,000
     Cash distribution to shareholders                                                   (727,394)
                                                            ----------                  ---------
Net cash (used in) provided by financing activities          (156,000)                    215,993
                                                            ----------                  ---------

Net (decrease) in cash and cash equivalents                  (602,262)                    (18,030)
Cash and cash equivalents at beginning of period              964,768                     828,390
                                                            ----------                  ---------

Cash and cash equivalents at end of period                 $  362,506                $    810,360
==================================================================================================

Supplemental information:
     Cash paid for interest                                $   84,228               $      84,105
     Cash paid for income taxes                               277,325
Non-cash transactions
     Acquisition of net assets of acquired company                                    $ 1,541,807


                                DRYCLEAN USA Inc.

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

NOTE (2) Basis of Presentation: On November 1, 1998, Steiner-Atlantic Corp. ("Steiner") was merged (the "Merger") with and into, and became a wholly-owned subsidiary of, the Company. As a result of the Merger, the Company added Steiner's operations as a supplier of dry cleaning, industrial laundry equipment and steam boilers to its own telecommunications operations as a manufacturer and seller of telephone test sets and customer premise equipment.

On November 5,1999, the Company filed an amendment to its Certificate of Incorporation pursuant to which, effective November 7, 1999, the Company's name was changed from Metro-Tel Corp. to DRYCLEAN USA, Inc.

For financial accounting (but not corporate law) purposes, the Merger is treated as a "reverse" acquisition of the Company by Steiner, utilizing the "purchase" method of accounting. As a result, all financial statements of the Company included in periodic reports filed by the Company following the Merger covering periods prior to November 1, 1998 reflect only the results of operations, financial position and cash flows of Steiner on a stand alone basis. All consolidated financial statements of the Company for periods commencing November 1, 1998, in addition. include the results of operations, financial position and cash flows of the Company's telecommunications operations from and after November 1, 1998. Accordingly, the results for the six month and three month periods ended December 31, 1998 includes two months of operations of the telecommunications operations.

NOTE (3) Earnings Per Common Share: In 1997, the FASB issued Statement No. 128, "Earnings per share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements.

Note (4) - Proforma Income Tax: Prior to November 1, 1998, Steiner was a Subchapter S corporation under the Internal Revenue Code of 1986, as amended (the "Code"), and accordingly, its shareholders, rather than it, were subject to income taxation on Steiner's earnings. The proforma provision for income taxes represents the provision for income taxes that would have been recorded had Steiner been taxed under Subchapter C of the Code for the periods shown.

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

Financial information for the Company's business segments is as follows:


                                            For the six months                  For the three months
                                            ended December 31,                  ended December 31,
                                            1999           1998                 1999           1998
                                                 (Unaudited)                       (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Commercial and industrial
       laundry and drycleaning          $7,475,450      $8,366,545        $3,495,475     $4,819,915

     Manufacturing and sales of
       telephone test equipment          1,564,972         523,652           810,179        523,652
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                          $9,040,422      $8,890,197        $4,305,654     $5,343,567
====================================================================================================================================
Operating income (loss)
     Commercial and industrial         $   754,320     $   668,549       $   377,469      $ 552,402
       laundry and drycleaning

     Manufacturing and sales of
       telephone test equipment           (106,574)        (71,349)          (75,715)       (71,349)
------------------------------------------------------------------------------------------------------------------------------------
Total operating income (loss)          $   647,746      $  597,200        $  301,754     $  481,053
====================================================================================================================================

                                                     December 31, 1999                     June 30, 1999
                                                           (Unaudited)
Identifiable assets:
      Commercial and industrial
         laundry and drycleaning                     $   5,916,040                       $  6,016,193

      Manufacturing and sales of
         telephone test equipment                        1,728,028                          1,685,045
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                         $   7,644,068                       $  7,701,238
====================================================================================================================================

Note (6) - Acquisition of DRYCLEAN USA Assets: On July 9,1999, the Company acquired the worldwide rights to the name DRYCLEAN USA, along with existing franchise and license agreements, from Dryclean USA Franchising Company for $550,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the six month period ended December 31, 1999, cash decreased by $602,262. Operating activities generated $195,079 of cash with $347,167 provided by net income and $62,578 and $3,641 derived from non-cash expenses for depreciation and amortization and from bad debts, respectively. Additional cash was generated by a decrease in accounts and lease receivables ($432,108), and pre-paid expenses ($5,970) which was substantially offset by an increase in inventories ($408,048) as a result of purchases made to achieve annual purchase discounts and as a result of delays in customers taking delivery. Cash was also provided by an increase in customer deposits ($76,960). Decreases in accounts payable and accrued expenses ($279,416) and income taxes payable ($48,881) resulted in the other uses of cash in operating activities. Investing activities used cash of $641,341 primarily to fund the acquisition by Steiner of the worldwide rights to the name DRYCLEAN USA, along with existing franchise and license agreements for $550,000 and $91,341 for transaction costs and to purchase capital assets. Financing activities used cash of $156,000 to make required monthly installments of principal under the Company's term loan ($240,000) partially offset by borrowing $64,000 under the Company's line of credit and proceeds from the exercise of stock options ($20,000). The Company believes that its present cash, cash it expects to generate from operations and borrowing available under its $2,250,000 line of credit will be sufficient to meet its operational needs.

Y2000 COMPLIANT
---------------

As part of its Year 2000 compliance program, the Company upgraded its software programs and carried out tests of its accounts receivable and accounts payable files prior to the end of 1999, and concluded that its internal management information systems, billing, payroll and other information services were Year 2000 compliant. Since January 1, 2000, the Company has not experienced any difficulties with its operating systems and does not contemplate any problems in the future associated with Year 2000 concerns.

RESULTS OF OPERATIONS
---------------------

The results of both the six and three month periods ended December 31, 1998, reflect the results of drycleaning and laundry equipment and steam boiler supplier operations for the full periods along with two months of operations of the telecommunications division. Both operations are fully included in the results for the six and three month periods ended December 31, 1999.

Net sales for the six month period ended December 31, 1999 increased by $39,961 over the same period of fiscal 1999, but decreased by $1,025,435 (20.1%) during the second quarter of fiscal 2000 compared to the same period of fiscal 1999. The increase in sales in the six month period of fiscal 2000 was mainly due to the inclusion of the telecommunications operations for the entire period compared to two months in the prior comparable period. Steiner experienced a reduction in sales across all product lines during the three month period of fiscal 2000, which the Company believes was due to deferred purchasing due to Year 2000 concerns. Price increases were immaterial.

Management fees, commissions and other income for the six month period ended December 31, 1999 increased by $110,264 (38.1%) over the same period of a year ago, mainly due to commissions and license fees generated by new drycleaning brokerage and licensing subsidiaries. For the three month period ended December 31, 1999, other revenues decreased by $12,478 (5.3%) mainly due to a reduction in management fees which was partially offset by generated brokerage and license fees.

Costs of goods sold, expressed as a percentage of sales, improved to 70.9% and 68.9% for the six and three month periods, respectively, of fiscal 2000 from 74.6% and 74.3% for the respective comparable periods of fiscal 1999. The improvements were mainly due to the inclusion of telecommunication sales, which historically have a higher margin.

Selling, general and administrative expenses increased by $300,715 (16.4%) and $100,584 (9.8%) for the six and three month periods, respectively, in fiscal 2000 from the comparable periods of fiscal 1999. The increases in each period were attributed to the inclusion of the telecommunications division which offset a reduction in this category of expenses at Steiner caused by a decrease in executive compensation as a result of the merger.

Research and development expenses, which relate solely to telecommunications operations, increased by $87,915 (214.9%) and $25,504 (62.3%) for the six and three month periods, respectively, over the same periods of a year ago mainly due to the fact that only two months of telecommunication operations were included in both the six and three month periods ended December 31, 1998.

Interest income decreased by $16,384 (52.1%) and $11,901 (67.6%) during the six and three month periods, respectively, of fiscal 2000 from fiscal 1999, as a result of fewer customer equipment leases (which qualify as sales-type leases) being outstanding.

Interest expense was approximately the same during the first six months of fiscal 2000 and fiscal 1999. During the three month period of fiscal 2000 interest expense decreased by $18,269 (30.5%) from the comparable period of fiscal 1999 due to a reduction in outstanding debt.

The provision for income taxes increased by $127,045 (121.7%) in the first six months of fiscal 2000 over the same period of fiscal 1999 because, for the first four months of fiscal 1999, Steiner was a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, and accordingly its shareholders, rather than it, were subject to income taxation on Steiner's earnings. (See Note
4)

                           PART 11  -  OTHER INFORMATION

Item 7.           Exhibits and reports on Form 8-K

(a)      Exhibits

27.      Financial data schedule

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended December 31, 1999.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:     February 11, 2000              DRYCLEAN USA, Inc.



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