Form 10QSB
period 2000-03-31
DRYCLEAN USA INC
filed 2000-05-12
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

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

                                 (305) 754-4551
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 6,975,000 shares outstanding as of May 1. 2000.

DRYCLEAN USA, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------- -------------------------------------------
                                                   For the nine months             For the three months
                                                     ended March 31,                            ended March 31,
                                                2000                 1999                  2000                  1999
                                                       (Unaudited)                                (Unaudited)
---------------------------------------------------------------------------------- -------------------------------------------
Sales                                        $13,726,000           $13,447,294           $5,085,375            $4,846,630
Management fees,
commissions and
  other income                                   584,386               390,791              184,589               101,258
                                             -----------           -----------           ----------           -----------
         Total revenues                       14,310,386            13,838,085            5,269,964             4,947,888

Cost of goods sold                             9,696,738             9,977,613            3,571,508             3,563,432
Selling, general and

  administrative expenses                      3,266,310             2,758,449            1,127,686               920,539
Research and development                         198,537               105,249               69,716                64,343
                                             -----------          ------------          -----------           -----------
                                              13,161,585            12,841,311            4,768,910             4,548,314

         Operating income                      1,148,801               996,774              501,054               399,574

Other income and expenses
Other expense                                     (2,000)                    -               (2,000)                    -
Interest income                                   21,092                48,090                5,999                16,613
Interest expense                                (124,461)             (128,748)             (40,233)              (44,643)
                                             ------------             ---------             --------              --------
                                                (105,369)              (80,658)             (36,234)              (28,030)

Earnings before taxes                          1,043,432               916,116              464,820               371,544
Provision for income taxes (3)                   417,373               253,017              185,928               148,618
                                             -----------               -------              -------               -------

         Net earnings                        $   626,059           $   663,099          $   278,892        $      222,926

==============================================================================================================================
Basic earnings per share (4)            $           .09        $          .11      $           .04       $              .03
Diluted earnings per share (4)          $           .09        $          .10      $           .04       $              .03

Weighted average number of
  shares outstanding (4)
Basic                                          6,940,556             5,917,646            6,958,333             6,875,000
Diluted                                        7,338,037             6,414,632            7,431,297             7,371,986

==============================================================================================================================

PRO FORMA AMOUNTS (Unaudited)
Earnings before taxes                                              $   916,116                              $     371,544
Provision for income taxes (3)                                         366,446                                    148,618
                                                                  ------------                             --------------
Proforma net earnings                                              $   549,670                              $     222,926

==============================================================================================================================
Proforma basic earnings per share                             $            .09                           $             .03
------------------------------------------------------------------------------------------------------------------------------
Weighted average number of
  shares of common stock
  outstanding                                                        5,917,646                                  6,875,000

                                      -2-

DRYCLEAN USA, Inc.

CONSOLIDATED BALANCE SHEETS

                                                                      March 31, 2000               June 30, 1999
                                                                      --------------               -------------
                                                                        (Unaudited)
ASSETS
------
CURRENT ASSETS
Cash and cash equivalents                                             $     617,222                $    964,768
Accounts receivable, net                                                  1,918,778                   1,741,698
Inventories                                                               4,271,107                   4,243,348
Current portion of lease receivables                                        117,774                     116,927
Deferred income taxes                                                        43,141                      43,141
Prepaid expenses and other                                                  174,718                     143,885
                                                                         ----------                  ----------
                           Total current assets                           7,142,740                   7,253,767

Lease receivables due after one year                                         61,868                      90,882

Equipment and improvements - at cost                                      1,045,493                     924,116
Less accumulated depreciation                                               598,406                     590,411
                                                                         ----------                 -----------
                                                                            447,087                     333,705

Franchise, trademarks and other
 intangible assets, net of accumulated
 amortization of $45,117                                                    521,681                           -
Deferred tax asset                                                           22,884                      22,884
                                                                         ----------                  ----------

                                                                         $8,196,260                  $7,701,238
                                                                         ==========                  ==========

DRYCLEAN USA, Inc.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     March 31, 2000              June 30, 1999
                                                                     --------------              -------------
                                                                       (Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued
    expenses                                                           $ 1,307,423                  $ 1,266,838
Current portion of bank loan                                               480,000                      440,000
Customer deposits                                                          276,338                      278,008
Income taxes payable                                                       220,722                       80,674
                                                                     -------------               --------------
                           Total current liabilities                     2,284,483                    2,065,520

Long term loan less current portion                                      1,280,000                    1,680,000
                                                                      ------------                 ------------

                           Total liabilities                             3,564,483                    3,745,520

SHAREHOLDER'S EQUITY
Common stock, $.025 par value,
  15,000,000 shares authorized;
  7,001,250 and 6,951,250 shares issued,
  including shares held in treasury                                        175,031                      173,781
Additional paid-in capital                                               2,022,977                    1,974,227
Retained earnings                                                        2,433,769                    1,807,710
Treasury shares, 26,250 shares at cost                                           -                            -
                                                                      ------------                 ------------

Total shareholder's equity                                               4,631,777                    3,955,718
                                                                      ------------                 ------------

                                                                       $ 8,196,260                  $ 7,701,238
                                                                       ===========                  ===========

DRYCLEAN USA, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine months ended       Nine months ended
                                                                             March 31,               March 31,
                                                                                2000                    1999
                                                                            (Unaudited)             (Unaudited)
                                                                            -----------             -----------
Operating activities:
    Net earnings                                                             $  626,059             $   663,099
      Adjustments to reconcile net earnings to net cash
        provided (used) by operating activities:
         Bad debt expense                                                         3,641                   4,145
         Depreciation and amortization                                           98,229                  27,042
             Net changes in operating assets and liabilities:
               (Increase) decrease in:
                  Accounts and lease receivables                               (152,554)               (203,569)
                  Inventories                                                   (27,759)                326,434
                  Prepaid expenses and other assets                             (30,833)                (55,106)
               Increase (decrease) in:
                  Accounts payable and accrued expenses                          40,585              (1,416,136)
                  Customer deposits                                              (1,670)                (89,501)
                  Income taxes payable                                          140,048                 119,079
                                                                                -------                 -------
Net cash provided (used) by operating activities                                695,746                (624,513)
                                                                                -------                 -------

Investing activities:
    Capital expenditures                                                       (733,292)                (60,204)
    Cash of acquired company                                                          -                 384,888
                                                                                -------                 -------
Net cash provided (used) by investing activities                               (733,292)                324,684
                                                                                -------                 -------

Financing activities:
    Repayments under line of credit                                                   -              (1,000,000)
    Payments on term loan                                                      (360,000)               (576,613)
    Borrowings under new term loan                                                    -               2,400,000
    Proceeds from exercise of stock options                                      50,000
    Cash distribution to shareholders                                                 -                (727,394)
                                                                                -------                 -------
Net cash provided (used) in financing activities                               (310,000)                 95,993
                                                                                -------                 -------

Net decrease in cash and cash equivalents                                      (347,546)               (203,836)
Cash and cash equivalents at beginning of period                                964,768                 828,390
                                                                                -------                 -------

Cash and cash equivalents at end of period                                  $   617,222           $     624,554

Supplemental information:
    Cash paid for interest                                                  $   124,461           $     128,748
    Cash paid for income taxes                                                  277,325                 125,000
Non-cash transactions

    Acquisition of net assets of acquired company                                     -            $  1,541,807


                                DRYCLEAN USA Inc.

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

For financial accounting (but not corporate law) purposes, the Merger is treated as a "reverse" acquisition of the Company by Steiner utilizing the "purchase" method of accounting. As a result, all financial statements of the Company included in reports filed by the Company following the Merger covering periods prior to November 1, 1998 reflect only the results of operations, financial position and cash flows of Steiner on a stand alone basis. All consolidated financial statements of the Company for periods commencing November 1, 1998 in addition include the results of operations, financial position and cash flows of the Company's telecommunications operations from and after November 1, 1998. Accordingly, the results for the nine month period ended March 31, 1999 include only five months of operations of the telecommunications division.

Note (3) - Proforma Income Tax: Prior to November 1, 1998, Steiner was a Subchapter S corporation under the Internal Revenue Code of 1986, as amended (the "Code"), and accordingly, its shareholders, rather than it, were subject to income taxation on Steiner's earnings. The proforma provision for income taxes represents the provision for income taxes that would have been recorded had Steiner been taxed under Subchapter C of the Code for the periods shown.

Note (4) - Earnings Per Common Share: In 1997, the FASB issued Statement No. 128, "Earnings per share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements.

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

Financial information for the Company's business segments is as follows:

                                               For the nine months                       For the nine months
                                                  ended March 31,                         ended March 31,
                                             2000                 1999                2000                1999
                                                     (Unaudited)                             (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Revenues:
    Commercial and industrial
       laundry and drycleaning             $11,788,615        $12,647,550            $4,313,165         $4,281,005

    Manufacturing and sales of
       telephone test equipment              2,521,771          1,190,535               956,799            666,883
----------------------------------------------------------------------------------------------------------------------
Total revenues                             $14,310,386        $13,838,085            $5,269,964         $4,947,888
=============================================================================== ======================================
Operating income (loss)
     Commercial and industrial              $1,176,292         $1,183,049           $   421,972        $   514,500
        laundry and drycleaning

     Manufacturing and sales of
         telephone test equipment              (27,491)          (186,275)               79,082           (114,926)
----------------------------------------------------------------------------------------------------------------------
Total operating income (loss)               $1,148,801            996,774           $   501,054         $  399,574
=============================================================================== ======================================

                                                           March 31, 2000                            June 30, 1999
                                                               (Unaudited)
Identifiable assets:
     Commercial and industrial                               $  5,559,634                             $  5,585,195
         laundry and drycleaning

      Manufacturing and sales of
         telephone test equipment                               2,636,626                                2,116,043
----------------------------------------------------------------------------------------------------------------------
Total assets                                                 $  8,196,260                             $  7,701,238
=============================================================================== ======================================

Note (6) - Acquisition of DRYCLEAN USA Assets: On July 9,1999, the Company acquired the worldwide rights to the name DRYCLEAN USA, along with existing franchise and license agreements, from Dryclean USA Franchising Company for $550,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine month period ended March 31, 2000, cash decreased by $347,546. Operating activities provided cash of $695,746, of which $626,059 was generated by net income and $98,229 and $3,641 was derived from non-cash expenses for depreciation and amortization and from bad debts, respectively. Of the cash generated by operating activities, $152,554 was used to support an increase in accounts receivable, $27,759 was used to increase inventories and $30,883 was used to increase prepaid expenses. Additional cash was generated by an increase in accounts payables ($40,585) and the liability for income taxes payable ($140,048) offset in part by a decrease in customer deposits ($1,670). Investing activities used cash of $733,292, primarily to fund the acquisition of the worldwide rights to the name DRYCLEAN USA, along with existing franchise and license agreements, for $550,000 and $91,341 for transaction costs. Cash of $80,000 was used to acquire the rights to certain products already marketed by Metro Tel under a royalty agreement and the balance of $11,951 was used to purchase other capital assets. Financing activities used cash of $310,000 to make required monthly installments of principal under the Company's term loan ($360,000) partially offset by proceeds from the exercise of stock options ($50,000). The Company believes that its present cash, cash it expects to generate from operations and cash available against its $2,250,000 line of credit, will be sufficient to meet its operational needs.

RESULTS OF OPERATIONS
---------------------

The results for the nine month period ended March 31, 1999 reflect the results of drycleaning and laundry equipment and steam boiler supplier operations for the full period along with five months of operations of the telecommunications division. Both operations are fully included in the results for all of the other reported periods.

Net sales for the nine and three month periods ended March 31, 2000 increased by $278,706 (2.0%) and $238,745 (4.9%), respectively, when compared to the same periods of fiscal 1999. The increase in sales for the nine month period was principally due to the inclusion of the telecommunication operations for the entire period compared to five months in the prior comparable period. For the three month period in fiscal 2000, telecommunication operations sales increased by 43.5% over the prior year's comparable period which offset a slight decrease in the sales of Steiner (2.5%). Sales of new products and an increase in sales of core telecommunication products accounted for the strong performance of the telecommunication division over the comparable period of fiscal 1999.

Management fees, commissions and other income increased by $193,595 (49.5%) and $83,331 (82.3%) for the nine and three month periods, respectively, in fiscal 2000 over the same periods of fiscal 1999. The increases in each fiscal 2000 period were mainly due to commissions and license fees generated by the Company's new drycleaning brokerage and licensing subsidiaries which offset a reduction in drycleaning management fees from an affiliated company.

Costs of goods sold, expressed as a percentage of sales, improved to 70.6% and 70.2% for the nine and three month periods, respectively, of fiscal 2000 from 74.2% and 73.5% for the comparable periods of fiscal 1999. The improvement in the nine month period was mainly due to the inclusion of telecommunication sales, which historically have a higher margin. The improvement in the three month period was due to increased sales of the telecommunications division which enabled it to better absorb fixed costs.

Selling, general and administrative expenses increased by $507,861 (18.4%) and $207,147 (22.5%) for the nine and three month periods, respectively, in fiscal 2000 from the comparable periods of fiscal 1999. The increase in the nine month period was attributed to the inclusion of the telecommunications division which offset a reduction in this category of expenses at the commercial drycleaning and laundry division caused by a decrease in executive compensation as a result of the merger. For the three month period the increase was due to expenses attributable to the new drycleaning brokerage and licensing subsidiaries which offset a reduction in administrative expense in the telecommunications division.

Research and development expenses, which relate solely to telecommunications operations, increased by $93,288 (88.6%) and $5,373 (8.4%) for the nine and three month periods, respectively, over the same periods of a year ago mainly due to the fact that only five months of telecommunication operations were included in the nine month period ended March 31, 1999, while the increase for the three month period was attributable to increased salaries.

Interest income decreased by $26,998 (56.1%) and $10,614 (63.9%) during the nine and three month periods, respectively, of fiscal 2000 from the comparable periods in fiscal 1999 as a result of fewer customer equipment leases (which qualify as sales-type leases) being outstanding.

Interest expense decreased by $4,287 (3.3%) and $4,410 (9.9%) during the nine and three month periods, respectively, of fiscal 2000 from the comparable periods of fiscal 1999 due to a reduction in outstanding debt which was partially offset by higher interest rates.

The provision for income taxes increased by $164,356 (65.0%) in the first nine months of fiscal 2000 over the same period of fiscal 1999 because, for the first four months of fiscal 1999, Steiner was a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, and accordingly its shareholders, rather than it, were subject to income taxation on Steiner's earnings. (See Note 3.)

                           PART 11 - OTHER INFORMATION


Item 2.           Changes in Securities

         (a) On October 29, 1999 and November 17, 1999, Michael Epstein, a former director of the Company, exercised options to purchase 17,500 and 2,500 shares of the Company's Common Stock under the Company's 1984 Non-Employee Director Stock Option Plan (10,000 shares) and 1994 Non-Employee Director Stock Option Plan (10,000 shares). In connection with the exercise of those options, Mr. Epstein represented, among other things, that he was acquiring such shares for his own account, for investment only and not with a view to the resale or distribution thereof.

         (b) On each of February 11, 2000 and March 13, 2000, Michael Michaelson, a former director of the Company, exercised an option to purchase 10,000 shares of the Company's Common Stock (an aggregate of 20,000 shares) granted to him on June 15, 1991 and May 4, 1993, respectively. In connection with the exercise of those options, Mr. Michaelson represented, among other things, that he was acquiring such shares for his own account, for investment only and not with a view to the resale or distribution thereof.

         (c) On January 25, 2001, Simon Tam, an employee of the Company, exercised an option to purchase 10,000 shares of the Company's Common Stock granted to him on June 26, 1997 under the Company's 1991 Stock Option Plan. Mr. Tam has represented to the Company, among other things, that such shares were being acquired by him for investment, for his own account and not with a view to the distribution or resale thereof.

         The Company believes that the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended, is applicable to each of the above issuances as transactions by an issuer not involving any public offering.

Item 7.           Exhibits and Reports on Form 8-K

       (a)        Exhibits

                  27.      Financial data schedule

       (b)        Reports on Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 12, 2000            DRYCLEAN USA, Inc.


                               /s/      Venerando J. Indelicato
                               -----------------------------------
                               By:      Venerando J. Indelicato
                                        Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                             Description

         27                                Financial Data Schedule