Form 10KSB
period 2000-06-30
DRYCLEAN USA INC
filed 2000-09-28
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-9040

                               DRYCLEAN USA, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                       Delaware                                                    11-2014231
--------------------------------------------------------     -------------------------------------------------------
            (State or other jurisdiction of                                     (I.R.S. Employer
            incorporation or organization)                                    Identification No.)
         290 N.E. 68th Street, Miami, Florida                                        33138
--------------------------------------------------------     -------------------------------------------------------
       (Address of principal executive offices)                                    (Zip Code)

Issuer's telephone number, including area code: 305-754-4551

Securities registered under Section 12(b) of the Exchange Act:  Common Stock, $.025 par value

Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The aggregate market value as at September 15, 2000 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $3,336,000, calculated on the basis of the mean between the high and low sales prices of the Company's Common Stock on the American Stock Exchange on that date. Such market value excludes shares owned by all executive officers and directors (and their spouses); this should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's Common Stock as at September 15, 2000 was 6,990,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's Proxy Statement relating to its 2000 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11 and 12 in Part III of this Report.

Transitional Small Business Disclosure Format   Yes [  ]   No  [X]

                           FORWARD LOOKING STATEMENTS

         Certain statements in this Report under the captions "Item 1. Business," "Item 2. Properties" and "Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). When used in this Report, words such as "may," "should," "seek," "believe," "expect," anticipate," "estimate," "project," "intend," "strategy" and "pro forma" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others: general economic and business conditions, as well as industry conditions and trends, including supply and demand; changes in business strategies or development plans; the availability, terms and deployment of debt and equity capital; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the equipment and raw materials purchased by the Company; relative values of the United States currency to currencies in the countries in which the Company's customers, suppliers and competitors are located; availability of qualified personnel; and changes in, or the failure to comply with, government regulation, principally environmental regulations. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

                                     PART I
                                     ------

ITEM 1.           BUSINESS.
-------           ---------

GENERAL
-------

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

         In March 1999, Steiner formed a new subsidiary, Steiner-Atlantic Brokerage Corp. ("Steiner Brokerage"), to act as a business broker to assist others seeking to buy or sell existing dry cleaning stores and coin laundry businesses. Some of Steiner's existing customers have become Steiner Brokerage clients, utilizing Steiner's staff and ability to assist them in the sale of their businesses and associated real property.

         In July 1999, Steiner acquired certain assets of DRYCLEAN USA Franchise Company, including, among other things, the worldwide rights to the name DRYCLEAN USA along with existing franchise and license agreements. DRYCLEAN USA is one of the largest franchise and license operations in the dry cleaning industry, currently consisting of approximately 400 franchised and licensed locations in the United States, the Caribbean and Latin America. Steiner expects to aggressively increase the number of existing franchisees and licensees of DRYCLEAN USA through proven sales and advertising methods with an expanded sales staff. In fiscal 2000, area franchises were sold for Charlotte, North Carolina and Puerto Rico. In addition, it has begun to advertise its franchise and license program on an internet website. The website is also expected to provide interactive information and solutions to clothing and textile problems in the home and office.

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

STEINER'S OPERATIONS
--------------------

         History. Steiner was founded in 1960 by William K. Steiner, initially operating as a distributor of dry cleaning systems and boilers, and as a rebuilder of laundry, dry cleaning and boiler equipment. Steiner expanded in 1972, when it began distributing institutional laundry equipment to hotels, motels and hospitals. In 1980, Steiner began importing dry cleaning systems from an English manufacturer and, four years later, Steiner replaced this manufacturer with a relationship with an Italian manufacturer of dry cleaning systems. In 1990, Steiner established its own branded product line with the introduction of an updated dry cleaning system under the Aero-Tech label, substantially all of which is currently manufactured exclusively for Steiner in Italy. In fiscal 2000, Steiner's Aero-Tech division entered into a license agreement with Green Earth Solutions to use the Great Earth cleaning system in Steiner's Green Jet(TM) dry cleaning machines.

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

         In March 1999, Steiner formed Steiner Brokerage as a new subsidiary to act as a business broker to assist others seeking to buy or sell existing dry cleaning and laundry businesses. Some of Steiner's existing customers have become Steiner Brokerage clients, utilizing Steiner's staff and ability to assist them in the sale of their businesses and associated real property.

         In July 1999, Steiner acquired certain assets of DRYCLEAN USA Franchise Company, including the worldwide rights to the name DRYCLEAN USA along with existing franchisees and licensees and associated annual revenues. DRYCLEAN USA is one of the largest franchise and license operations in the dry cleaning industry, currently consisting of approximately 400 franchised and licensed locations in the United States, the Caribbean and Latin America.

         Sales, Marketing and Customer Support. Steiner's laundry and dry cleaning equipment products are marketed in the United States, the Caribbean and Latin America. Steiner employs sales executives to market its products, including its Aero-Tech products, in the United States and in international markets. Steiner supports its products by representative advertising in trade publications, participating in trade shows and engaging in regional promotions and sales incentive programs. A substantial portion of Steiner's equipment sales orders are obtained by telephone, e-mail and fax inquiries originated by the customer or by Steiner and significant repeat sales are derived from existing customers.

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

         Customers and Markets. Steiner's customer base consists of approximately 500 customers in the United States, the Caribbean and Latin America, including independent and franchise dry cleaning chains and institutions, hotels, motels, hospitals, cruise lines, nursing homes, government institutions and distributors. No customer accounted for more than 10% of Steiner's revenues during the years ended June 30, 2000 or June 30, 1999.

         Sources of Supply. Steiner purchases laundry and dry cleaning systems, boilers and other products from a number of manufacturers, none of which accounted for more than 20% of Steiner's purchases for the years ended June 30, 2000 or June 30, 1999. Steiner has established long-standing relationships with many of the leading laundry, dry cleaning and boiler manufacturers. Steiner's management believes these supplier relationships provide Steiner with a substantial competitive advantage, including exclusivity in certain products and areas and favorable prices and terms. Therefore, the loss of a major vendor relationship could adversely affect Steiner's business. Historically, Steiner has not experienced difficulty in purchasing desired products from its suppliers and believes it has good working relationships with its suppliers.

         Steiner has a formal contract with only one of its equipment manufacturers and relies on its long-standing relationship with its other suppliers. Steiner collaborates in the design, closely monitors the quality of the manufactured product and believes its Aero-Tech systems exceed the environmental regulations set by safety and environmental regulatory agencies. Steiner must place its orders with its Italian manufacturer of its Aero-Tech product line prior to the time Steiner has received all of its orders. However, because of Steiner's close working relationship with the Italian manufacturer, Steiner can usually adjust orders rapidly and efficiently to reflect a change in customer demands.

         According to its arrangement with the Italian manufacturer, Steiner purchases dry cleaning systems in Italian lira. Imports into the United States are also affected by the cost of transportation, the imposition of import duties and increased competition from greater production demands abroad. The United States and Italy may, from time to time, impose new quotas, duties, tariffs or other restrictions or adjust prevailing quotas, duties or tariff levels, which could affect Steiner's margins on its Aero-Tech systems. United States customs duties presently are approximately 1% of invoice cost on dry cleaning systems. However, in the case of a substantial decline in the value of the U.S. dollar against the Italian lira or the implementation of significant custom duties import controls or trade barriers with Italy, Steiner believes it has the ability to have its Aero-Tech line manufactured by other international suppliers.

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

As a franchisor/licensor of retail dry cleaning stores, DRYCLEAN USA competes with several other franchisors and turn-key suppliers of dry cleaning stores primarily on the basis of trademark recognition and reputation. As a broker in the purchase and sale of retail dry cleaning stores and coin laundry business, Steiner Brokerage competes with business brokers generally, as well as with other professionals with contacts in the retail dry cleaning and coin laundry business. Competition in this latter area is primarily based on reputation, advertising and, to a lesser degree, on the level of fees charged.

METRO-TEL'S OPERATIONS.
-----------------------

         History. Metro-Tel was incorporated under the laws of the State of Delaware on June 30, 1963. Since its inception, Metro-Tel has been engaged in the manufacture and sale of telephone test and customer premise equipment utilized by telephone and telephone interconnect companies in the installation and maintenance of telephone equipment. Through internal research and development and through acquisition, Metro-Tel has added various product lines to its telephone test and customer premise product lines.

         Product Lines. Metro-Tel is primarily engaged in the manufacture and sale of telephone test equipment and customer premise equipment.

         Telephone Test Equipment. Most of Metro-Tel's sales are of telephone test equipment and transmission test equipment. Metro-Tel's telephone test equipment includes portable test sets designed for use in locating high resistance faults resulting from moisture in exchange cables and by cable splicers on exchange and toll cables for identification of cable wires and other tone-testing purposes; linemen's rotary and/or touch-tone testing handsets and portable line test sets for use by telephone installers, repairmen and central office personnel; hand and pole exploring coils which are used in cable fault finding; solid state conversion amplifier kits; Volt-Ohmmeter test sets; and Cable Hound(R), a portable electronic unit that locates and determines the depth of underground cable and metal pipes primarily for the telephone, utility and construction industries.

         Metro-Tel's transmission test equipment is used in telephone company central office installations by operating companies, long distance telephone resellers and large companies who own their own networks. Among these products are digital and analog rack-mounted test systems, portable transmission test sets, remote test systems and fiber optic test sets.

         Customer Premise Equipment. Metro-Tel also manufactures and markets a line of telephone station and peripheral products, including telephone call sequencers (which answer calls on up to 12 incoming unattended lines, provide the caller with an appropriate message and place the calls in queue until answered by an attendant) and a line of digital announcers (which provide a pre-programmed message with the ability to ring through at the end of the message if so desired by the caller). This product line also includes a series of specialty telephone products, including call diverters (call forwarding devices used both by end-users and in telephone company central offices), speed dialers, specialty telephones and amplified handsets for the hearing impaired.

         In addition, Metro-Tel distributes a line of Channel Service Units/Data Service Units (CSU/DSU) for the data industry. These devices are used to terminate a digital channel on a customer's premises and enable computer data to be transmitted and received at high speeds over the telephone line without the use of a modem.

         Other Products and Services. Additionally, Metro-Tel sells spare parts for its product lines and provides repair services for its products.

         Methods of Distribution. Metro-Tel presently sells its products through its own regional sales managers and sales representatives who assist Metro-Tel's national telephone equipment distributors. Sales managers are presently based in Georgia and California. In addition, Metro-Tel maintains an in-house sales staff at its facilities in Milpitas, California.

         Principal Customers. Metro-Tel is not dependent upon any single customer. However, North Supply Company, a national distributor of telephone products, accounted for approximately 13% and 11% of Metro-Tel's net sales for the years ended June 30, 2000 and June 30, 1999, respectively, but less than 10% of the Company's consolidated revenues for those years. Walker Associates, a national distributor of telephone products, accounted for 12.7% of Metro-Tel's net sales for the year ended June 30, 2000 but less than 10% of the Company's consolidated revenues for that year. Metro-Tel believes that, should it for any reason lose either of these distributors, Metro-Tel could be adversely impacted although these sales would normally be absorbed by other Metro-Tel distributors.

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

         Research and Development. Metro-Tel is regularly engaged in the design of new products and improvement of existing products for all of its telecommunication equipment products lines. The amounts specifically allocated to research and development activities for the years ended June 30, 2000 and 1999 was $231,219 and $171,354, respectively. All research and development is internally generated, except for products designed for Metro-Tel by unaffiliated third parties compensated by either a lump-sum payment or on a royalty basis.

PATENTS AND TRADEMARKS
----------------------

         The Company is the owner of United States service mark registrations for the names Aero-Tech, Logitrol, Petro-Star, Aqua Star and Enviro-Star, which are used in connection with its laundry and dry cleaning business lines, and of DRYCLEAN USA, which is licensed by it to retail dry cleaning establishments. The Company intends to use and protect these or related service marks, as necessary. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products.

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

COMPLIANCE WITH ENVIRONMENTAL AND OTHER GOVERNMENT LAWS AND REGULATIONS
-----------------------------------------------------------------------

         Over the past several decades in the United States, federal, state and local governments have enacted environmental protection laws in response to public concerns about the environment. A number of industries, including the dry cleaning and laundry equipment industry, are subject to these evolving laws and implementing regulations. As a supplier to the industry, the Company serves customers who are primarily responsible for compliance with environmental regulations. Among the federal laws that the Company believes are applicable to the industry, are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), which provides for the investigation and remediation of hazardous waste sites; The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), which regulates generation and transportation of hazardous waste as well as its treatment, storage and disposal; and the Occupation Safety and Health Administration Act ("OSHA"), which regulates exposure to toxic substances and other health and safety hazards in the workplace. Most states and a number of localities have laws that regulate the environment which are at least as stringent as the federal laws. In Florida, for example, in which a significant amount of the Company's dry cleaning and laundry equipment sales are made, environmental matters are regulated by the Florida Department of Environmental Protection which generally follows the Environmental Protection Agency's ("EPA") policy in the EPA's implementation of CERCLA and RCRA and closely adheres to OSHA's standards.

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

EMPLOYEES
---------

         The Company currently employs 58 employees on a full-time basis, of whom three are in executive management, 17 are engaged in sales and marketing, 16 are administrative and clerical, two are engineers and technicians, 15 are engaged in production and five are in warehouse support. Of the Company's employees, 36 are employed exclusively with respect to the Company's laundry and dry cleaning equipment operations, 20 are employed exclusively with respect to the Company's telecommunications equipment operations and 2 currently divide their time between the two operations. None of the Company's employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are satisfactory.

FOREIGN AND GOVERNMENT SALES
----------------------------

         Steiner's export sales of the Company's laundry and dry cleaning business were approximately $3,387,149 and $3,276,000 during the years ended June 30, 2000 and June 30, 1999, respectively. Such export sales were made principally to Latin America and the Caribbean. See "--Steiner's Operations-Customers and Markets".

         Metro-Tel's export sales of telephone test and customer premise equipment were approximately $265,000 and $167,000 for the year ended June 30, 2000 and the eight months ended June 30, 1999, respectively. Such export sales were made principally to Europe, Canada and South America. Some of Metro-Tel's export sales are made through distributors and agents.

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

ITEM 2.           PROPERTIES.
                  -----------

         The Company's executive offices and the main distribution center for its laundry and dry cleaning equipment products are housed in three leased adjacent facilities totaling approximately 47,000 square feet in Miami, Florida, and the manufacturing and distribution facility for its telephone test and customer premise equipment operations is located in approximately 21,500 square feet of leased space in Milpitas, California. The Company believes its facilities are adequate for its present and anticipated future needs. The following table sets forth certain information concerning the leases at these facilities:

                                   Approximate
Facility                             Sq. Ft.                   Expiration
--------                             -------                   ----------
Miami, Florida (1)                       27,000               October 2004
Miami, Florida                            8,000               Month to Month
Miami, Florida                           12,000               Month to Month
Milpitas California                      21,500               March 2002
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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              ---------------------------------------------------

         Not applicable.

                                     PART II
                                     -------

ITEM 5.       MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------       -------------------------------------------------------------

         The Company's Common Stock has been traded on the American Stock Exchange (the "Amex") under the symbol "DCU" since November 10, 1999 and on the Chicago Stock Exchange under the symbol "MTF" from January 11, 1999 until November 9, 1999 and thereafter under the symbol "DCU." From January 11, 1999 until November 9, 1999, the Company's Common Stock was also quoted on the Nasdaq Electronic Bulletin Board and prior thereto on The Nasdaq Stock Market Small Cap Market, each under the symbol "MTRO." The following table sets forth the high and low sales prices on the Amex since November 10, 1999, as reported by Amex, and high and low bid prices prior thereto for the Company's Common Stock, as reported by Nasdaq, for each quarterly period reflected. The Nasdaq quotations are without retail markups, markdowns or commissions and may not represent actual transactions.

                                            HIGH                    LOW
                                            ----                    ---
         Fiscal 1999
         -----------

         First Quarter                      1 3/8                    7/8
         Second Quarter                     3 9/16                   5/8
         Third Quarter                      3 3/16                 2 1/2
         Fourth Quarter                     2 3/4                 1 11/16

         Fiscal 2000
         -----------

         First Quarter                      3 3/8                 1 3/4
         Second Quarter                     2 7/8                 1
         Third Quarter                      5 7/8                 1 1/4
         Fourth Quarter                     3 7/8                 1 5/16

         As of September 15, 2000 there were approximately 910 holders of record of the Company's Common Stock.

         Except for S Corporation distributions prior to the Merger, no dividends have been paid on the Company's Common Stock during either of the last two fiscal years. Steiner is a party to a Loan and Security Agreement with a commercial bank, loans under which are guaranteed by Metro-Tel and secured by substantially all of the assets of the Company. Among other things, this agreement provides that the Company may not declare or pay dividends if such payment would likely cause it to fail to maintain a specified consolidated debt service ratio or a specified ratio of consolidated liabilities to tangible net worth. The Company does not intend to pay cash dividends in the foreseeable future.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
              ---------------------------------------------------------

GENERAL
-------

On November 1, 1998, Steiner-Atlantic Corp. ("Steiner") was merged (the "Merger") with and into, and therefore became, a wholly owned subsidiary of Metro-Tel Corp. ("Metro-Tel" and collectively with Steiner and Steiner's wholly owned subsidiaries, the "Company"). As a result of the Merger, the Company added Steiner's operations as a supplier of dry cleaning, industrial laundry equipment and steam boilers to Metro-Tel's telecommunications operations as a manufacturer and seller of telephone test and customer premise equipment.

On November 5, 1999, the Company filed an amendment to its Certificate of Incorporation, pursuant to which, effective November 7, 1999, the Company's name was changed from Metro-Tel Corp. to DRYCLEAN USA, Inc.

In March 1999 Steiner formed a new subsidiary to act as a business broker to assist others seeking to buy or sell existing drycleaning stores and coin laundry businesses. In July 1999, Steiner acquired certain assets, including the worldwide rights to the name "DRYCLEAN USA" along with existing franchise and licensing agreements from an unaffiliated third party.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 2000, the Company had cash and cash equivalents of $982,588. Net cash provided by operating activities was $1,200,432 for 2000 and $152,191 for 1999. Cash provided by operating activities in 2000 was principally the result of net income of $965,449, a decrease in inventories of $139,668, a decrease in income taxes payable of $201,270, and an increase in customer deposits of $96,388, which were partially offset by an increase of $287,783 in accounts and lease receivables and an increase in other assets of $126,285. Non-cash adjustments to net income, principally resulting from depreciation and amortization amounted to $177,023. Cash provided by operating activities in 1999 was principally the result of net income of $761,476, a decrease in inventories of $289,954, a decrease in other assets of $63,136 and an increase in income taxes payable of $80,674. These increases in cash flow were offset by a $285,451 increase in accounts and lease receivables, a decrease in accounts payable and accrued expenses of $792,618 and an decrease in customer deposits of $111,363. Non-cash adjustments to net income, principally resulting from depreciation and amortization and deferred income taxes amounted to $146,383 in 1999.

Net cash used in investing activities in 2000 amounted to $767,612, and was principally due to capital expenditures for equipment of $137,612 and the acquisition of a franchise license for $550,000, and other licenses amounting to $80,000. Net cash provided by investing activities in 1999 amounted to $154,631, and was principally the result of the Company's capital expenditures for equipment of $143,687, offset by cash acquired from the Metro-Tel acquisition of $298,318.

Net cash used in financing activities amounted to $415,000 in 2000, and principally resulted from payments on the term loan of $480,000, offset by the proceeds from the exercise of stock options of $65,000. Net cash used in financing activities in 1999 amounted to $170,444, and principally resulted from repayments of the line of credit of $1,000,000, payments on the term loan of $696,613, advances to affiliates of $198,000, cash distributions to shareholders of $727,394, offset by borrowings under the term loan of $2,400,000 and proceeds from the exercise of stock options of $51,563.

The Company believes that its present cash, cash it expects to generate from operations and borrowings available under its $2,250,000 line of credit will be sufficient to meet its operational needs. The Company has no present borrowings outstanding under this line of credit (which, as extended, matures on October 30, 2000, subject to renewal at the discretion of the lender). As to the $1,600,000 principal amount outstanding under its term loan, the Company is required to make monthly payments of $40,000 until January 2002, when the remaining $960,000 will become due. The Company believes it will be able to refinance such debt at that time.

RESULTS OF OPERATIONS
---------------------

Total revenues for the fiscal year ended June 30, 2000 increased by $1,049,701 (5.7%) over fiscal 1999. Sales of the laundry and dry cleaning equipment business segment decreased by $938,706 (5.7%), principally due to a decrease in the number of units sold. In July 1999, the license and franchise operations business segment commenced operations. Revenues from the sale of such licenses and franchises of retail dry cleaning establishments under the name DRYCLEAN, USA aggregated $536,340 for the year ended June 30, 2000. Sales of the Company's telephone test equipment business segment increased $1,452,067 (70.9%), principally due to the inclusion of a full year of operations versus eight months in fiscal 1999.

Costs of goods sold, expressed as a percentage of net sales, improved to 71.6% in fiscal 2000 from 73.3% in fiscal 1999. The improvement for the year is attributable to the inclusion of a full year in fiscal 2000, in lieu of only eight months in fiscal 1999, of telecommunication operations, which historically carry a higher margin.

Selling, general and administrative expenses increased by $558,704 (14.5%) in fiscal 2000 over fiscal 1999, of which $337,000 was due to the inclusion of Metro-Tel's expenses in this category for the full year versus eight months in fiscal 1999. Additionally, amortization expense of the newly acquired franchise, trademark and other intangible assets amounted to $74,000. The balance of the increase was substantially all attributable to the license and franchise business segment which commenced operations in July 1999.

Research and development expenses, which relate solely to telecommunications operations increased by $59,865 (34.9%) in fiscal 2000 mainly due to the fact that only eight months of telecommunications operations were included in fiscal 1999.

Interest income decreased by $26,086 (42.0%) in fiscal 2000 over 1999 as a result of fewer customer leases of laundry and dry cleaning equipment (which qualify as sales-type leases) being outstanding.

In fiscal 2000, interest expense decreased by $7,267 (4.2%) from fiscal 1999 due to a reduction in outstanding debt, which was partially offset by higher interest rates.

The provision for income taxes increased by $173,510 (44.4%) in fiscal 2000 over fiscal 1999 due primarily to the increase in pre-tax profit and a higher effective tax rate than in fiscal 1999 when, for the first four months of that fiscal year, Steiner was taxed as a Subchapter S Corporation under the Internal Revenue Code of 1986, as amended, and accordingly its shareholders, rather than it, were subject to income taxation on Steiner's earnings.

INFLATION
---------

Inflation has not had a significant effect on the Company's operations during any of the reported periods.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 is not expected to have an impact on the Company's future consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to materially affect its financial statements.

ITEM 7.        FINANCIAL STATEMENTS.
               ---------------------

                        Metro-Tel Corp. And Subsidiaries

                   Index to Consolidated Financial statements

                                                                                       Page No.
                                                                                      --------
Report of Independent Certified Public Accountants                                      17

Consolidated Balance Sheets at June 30, 2000 and 1999                                   18

Consolidated Statements of Income for the years ended June 30, 2000
   and June 30, 1999                                                                    19

Consolidated Statements of Shareholders' Equity for the years ended
   June 30, 2000 and June 30, 1999                                                      20

Consolidated Statements of Cash Flows for the years ended June 30, 2000
   and June 30, 1999                                                                    21

Summary of Business and Significant Accounting Policies                                 22

Notes to Consolidated Financial Statements                                              26

Report of Independent Certified Public Accountants

Board of Directors and Shareholders
DRYCLEAN USA, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of DRYCLEAN USA, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DRYCLEAN USA, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Miami, Florida                                                 BDO Seidman, LLP
August 11, 2000

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

June 30,                                                                    2000              1999
-----------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                 $ 982,588        $ 964,768
   Accounts receivable, net of allowance for doubtful accounts
     of $36,000 and $25,000 at 2000 and 1999, respectively                   2,065,761        1,741,698
   Lease receivables (Note 2)                                                  105,394          116,927
   Inventories (Note 3)                                                      4,103,680        4,243,348
   Deferred income tax asset (Note 5)                                           46,135           43,141
   Other current assets (Note 7)                                               270,170          143,885
-----------------------------------------------------------------------------------------------------------

Total current assets                                                         7,573,728        7,253,767

LEASE RECEIVABLES - due after one year (Note 2)                                 45,519           90,882

EQUIPMENT AND IMPROVEMENTS, at cost - net of accumulated
   depreciation and amortization (Note 4)                                      340,342          333,705
FRANCHISE, TRADEMARKS AND OTHER INTANGIBLE ASSETS - net of
   accumulated amortization of $74,327 (Notes 1 and 9)                         621,941                -
DEFERRED INCOME TAX ASSET (Note 5)                                               2,514           22,884
-----------------------------------------------------------------------------------------------------------

                                                                           $ 8,584,044      $ 7,701,238
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                   $ 1,301,537      $ 1,266,838
   Income taxes payable                                                        281,944           80,674
   Customer deposits                                                           374,396          278,008
   Current portion of term loan (Note 6)                                       480,000          440,000
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                    2,437,877        2,065,520
TERM LOAN, less current portion (Note 6)                                     1,160,000        1,680,000
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                            3,597,877        3,745,520
-----------------------------------------------------------------------------------------------------------
COMMITMENTS (Notes 7, 9 and 10)
-----------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (Notes 1, 11 and 12) Common stock, $0.025 par value:
     Authorized shares - 15,000,000; 7,016,250 and 6,951,250
       shares issued and outstanding at 2000 and 1999,
       respectively, including shares held in treasury                         175,406          173,781
   Additional paid-in capital                                                2,037,602        1,974,227
   Retained earnings                                                         2,773,159        1,807,710
   Treasury shares, 26,250 shares in 2000 and 1999, at cost                          -                -
-----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                   4,986,167        3,955,718
-----------------------------------------------------------------------------------------------------------
                                                                           $ 8,584,044      $ 7,701,238
-----------------------------------------------------------------------------------------------------------

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                               Consolidated Statements of Income

Year ended June 30,                                                           2000               1999
---------------------------------------------------------------------------------------------------------
REVENUES:
    Net sales                                                         $ 18,447,560       $ 17,985,847
    Management fee, franchise and license fees, commissions
       and other income (Note 7)                                         1,076,939            488,951
---------------------------------------------------------------------------------------------------------

Total                                                                   19,524,499         18,474,798
---------------------------------------------------------------------------------------------------------

COST OF SALES                                                           13,213,440         13,178,610
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Notes 7 and 9)             4,422,131          3,863,427
RESEARCH AND DEVELOPMENT EXPENSES                                          231,219            171,354
---------------------------------------------------------------------------------------------------------

Total                                                                   17,866,790         17,213,391
---------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                         1,657,709          1,261,407
---------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
    Interest income                                                         35,994             62,080
    Interest expense                                                      (164,254 )         (171,521 )
---------------------------------------------------------------------------------------------------------

Total Other Expense                                                       (128,260 )         (109,441 )
---------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                             1,529,449          1,151,966
PROVISION FOR INCOME TAXES (Note 5)                                        564,000            390,490
---------------------------------------------------------------------------------------------------------

NET EARNINGS                                                             $ 965,449          $ 761,476
---------------------------------------------------------------------------------------------------------

Basic earnings per share                                                     $0.14              $0.12
Diluted earnings per share                                                   $0.13              $0.12
---------------------------------------------------------------------------------------------------------

Weighted average number of shares of common stock outstanding:

       Basic                                                             6,952,083          6,165,318
       Diluted                                                           7,305,931          6,491,450
---------------------------------------------------------------------------------------------------------

PRO FORMA AMOUNTS (UNAUDITED) (NOTE 5):

    Earnings before income taxes                                                          $ 1,151,966
    Provision for income taxes (Notes 1 and 5)                                                493,490
---------------------------------------------------------------------------------------------------------

    PRO FORMA NET EARNINGS                                                                  $ 658,476
---------------------------------------------------------------------------------------------------------

    Pro forma basic earnings per share                                                          $0.11
    Pro forma diluted earnings per share                                                        $0.10
---------------------------------------------------------------------------------------------------------

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                 Consolidated Statements of Shareholders' Equity
                                                                        (Note 1)

                                          Common Stock        Additional   Treasury Stock                 Undistributed
                                       --------------------    Paid-in   --------------------   Retained   Shareholders
                                         Shares     Amount     Capital     Shares     Amount    Earnings     Earnings     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998               4,720,954 $ 118,024 $    51,726          -  $       - $ 1,448,950  $  324,678 $  1,943,378

Year ended June 30, 1999:

   Distributions                              -          -           -          -          -           -    (727,394 )   (727,394 )

   Reclassification of cumulative
     undistributed earnings applicable
     to the Company's S corporation
     status                                   -          -           -          -          -    (402,716 )   402,716            -

   Stock exchanged in acquisition
     of business                       2,180,296    54,507   1,872,188     26,250          -           -           -    1,926,695

   Stock options exercised               50,000      1,250      50,313          -          -           -           -       51,563

   Net income                                            -           -          -          -     761,476           -      761,476
-----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999               6,951,250   173,781   1,974,227     26,250          -   1,807,710           -    3,955,718

Year ended June 30, 2000:

   Stock options exercised               65,000      1,625      63,375          -          -           -           -       65,000

   Net income                                 -          -           -          -          -     965,449           -      965,449
-----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000               7,016,250 $ 175,406 $ 2,037,602     26,250  $       - $ 2,773,159  $        - $  4,986,167
-----------------------------------------------------------------------------------------------------------------------------------

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

Year ended June 30,                                                                 2000                1999
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                   $965,449            $761,476
   Adjustments to reconcile net income to net cash
     provided by operating activities, net of effect of acquisition:
       Bad debt expense                                                           20,614              33,793
       Depreciation and amortization                                             139,033              50,615
       Deferred income taxes                                                      17,376              61,975
       (Increase) decrease in:
         Accounts and lease receivables                                         (287,783 )          (285,451 )
         Inventories                                                             139,668             289,954
         Other assets                                                           (126,285 )            63,136
       Increase (decrease) in:
         Accounts payable and accrued expenses                                    34,702            (792,618 )
         Income taxes payable                                                    201,270              80,674
         Customer deposits                                                        96,388            (111,363 )
--------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                      1,200,432             152,191
--------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Capital expenditures                                                         (137,612 )          (143,687 )
   Acquisition of franchise and license agreements                              (630,000 )                 -
   Cash of acquired company                                                            -             298,318
--------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by investing activities                             (767,612 )           154,631
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Repayments under line of credit                                                     -          (1,000,000 )
   Payments on term loans                                                       (480,000 )          (696,613 )
   Borrowings under term loan                                                          -           2,400,000
   Advances to affiliate                                                               -            (198,000 )
   Cash distributions to shareholders                                                  -            (727,394 )
   Proceeds from exercise of stock options                                        65,000              51,563
--------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                           (415,000 )          (170,444 )
--------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                         17,820             136,378
Cash and cash equivalents at beginning of year                                   964,768             828,390
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                        $982,588            $964,768
--------------------------------------------------------------------------------------------------------------

Supplemental Information:
   Cash paid for:
     Interest                                                                   $164,254            $171,521
     Income taxes                                                               $345,625            $239,311
--------------------------------------------------------------------------------------------------------------

Non-cash Transaction:
   Acquisition of business, net of cash of acquired company (Note 1)              $    -         $ 1,628,377
--------------------------------------------------------------------------------------------------------------

                                             DRYCLEAN USA, Inc. and Subsidiaries

                         Summary of Business and Significant Accounting Policies


        NATURE OF BUSINESS         DRYCLEAN   USA,   Inc.   and
                                   Subsidiaries  (collectively,  the  "Company")
                                   are  engaged  in the sale of  commercial  and
                                   industrial    laundry   and   dry    cleaning
                                   equipment, boilers and replacement parts, the sale of individual and area franchises under the DRYCLEAN USA name, acting as a business broker in connection with the purchase and sale of retail dry cleaning stores and coin laundries and the manufacture and sale of telephone test equipment and customer premise equipment, as well as related accessories.

                                   The Company primarily sells to customers located in the United States, the Caribbean and Latin America.

        PRINCIPALS OF              The accompanying consolidated financial
        CONSOLIDATION              statements include the accounts of DRYCLEAN
                                   USA, Inc. and its wholly-owned subsidiaries.
                                   Intercompany transactions and balances have been eliminated in consolidation.

        REVENUE                    Sales of products are  generally recorded as
        RECOGNITION                they are shipped. Commissions and
                                   management  fees are  recorded  when  earned.
                                   Individual franchise arrangements include a license and provide for payment of initial fees, as well as continuing service fees.
                                   Initial franchise fees are generally recorded upon the opening of the franchised store.
                                   Continuing services fees are recorded when earned.

        INVENTORIES                Inventories  are  valued at the lower of cost
                                   or   market   determined   on  the   first-in
                                   first-out method.

        EQUIPMENT,                 Property and  equipment  are stated at cost.
        IMPROVEMENTS AND           Depreciation and amortization are calculated
        DEPRECIATION               on  accelerated  and  straight-line  methods
                                   over lives of five to seven years for furniture and equipment and the life of the lease for leasehold improvements for both financial reporting and income tax purposes, except that leasehold improvements which are amortized over 31 years for income tax purposes.

        FRANCHISE LICENSE,         The franchise  license,  trademark and other
        TRADEMARK AND OTHER        intangible  assets  are  stated at cost less
        INTANGIBLE ASSETS          accumulated  amortization.  These assets are
                                   amortized on a straight-line  basis over the
                                   estimated  future  periods  to be  benefited
                                   (2-15  years).   The  Company   reviews  the
                                   recoverability of the franchise license, trademark and other intangible assets based primarily upon an analysis of undiscounted

                                             DRYCLEAN USA, Inc. and Subsidiaries

                         Summary of Business and Significant Accounting Policies

                                   cash flows from the acquired assets. In the event the expected future net cash flows should become less than the carrying amount of the assets, an impairment loss will be recorded in the period such determination is made based on the fair value of the related assets.

        ASSET IMPAIRMENTS          The   Company   periodically   reviews   the
                                   carrying  value of  certain of its assets in
                                   relation  to  historical  results,   current
                                   business  conditions  and trends to identify
                                   potential  situations  in which the carrying
                                   value of assets may not be  recoverable.  If
                                   such  reviews  indicate  that  the  carrying
                                   value of such assets may not be recoverable,
                                   the Company would estimate the  undiscounted
                                   sum of the  expected  future  cash  flows of
                                   such assets or analyze the fair value of the
                                   asset, to determine if permanent  impairment
                                   exists.  If a permanent  impairment  exists,
                                   the Company  would  determine the fair value
                                   by using quoted market prices, if available,
                                   for such assets,  or if quoted market prices
                                   are  not   available,   the  Company   would
                                   discount the expected future cash flows of such assets. There were no asset impairments during 2000 and 1999.

        INCOME TAXES               For the purpose of the  provision for income
                                   taxes,   the   Company   has   adopted   the
                                   provisions   of   Statement   of   Financial
                                   Accounting   Standards   (SFAS)   No.   109,
                                   Accounting for Income Taxes, for all periods
                                   presented.  Under the  asset  and  liability
                                   method of SFAS No. 109,  deferred  taxes are
                                   recognized    for    differences     between
                                   consolidated financial statement and income tax bases of assets and liabilities.

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

                                             DRYCLEAN USA, Inc. and Subsidiaries

                         Summary of Business and Significant Accounting Policies

        STOCK BASED                The Company recognizes  compensation expense
        COMPENSATION               for its stock option  incentive  plans using
                                   the  intrinsic  value method of  accounting.
                                   Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock. During 2000 and 1999, all stock options were granted with exercise prices at least equal to the market price of the stock at the grant date.

        EARNINGS PER SHARE         The Company has  adopted the  provisions  of
                                   SFAS No. 128,  Earnings  Per Share,  for all
                                   periods  presented.  SFAS No. 128 requires a
                                   dual   presentation  of  basic  and  diluted
                                   earnings per share. See Note 11.

                                   Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding during each year. Securities having an antidilutive effect on earnings per share are excluded from the calculation of diluted earnings per share.

                                   The weighted average number of common shares outstanding for all periods presented retroactively reflects the effects of the recapitalization of the Company described in
                                   Note 1.

        ADVERTISING                The  Company  expenses  the  costs  of
        COSTS                      advertising   as  of  the   first   date  the
                                   advertisements   take   place.   The  Company
                                   expensed approximately $200,000 and $185,000 of advertising costs for the years ended June
                                   30, 2000 and 1999, respectively.

        FAIR VALUE OF              The Company's financial  instruments consist
        FINANCIAL INSTRUMENTS      principally  of cash,  accounts  receivable,
                                   leases receivables, accounts payable and accrued expenses and debt. The carrying amounts of such financial instruments as reflected in the accompanying consolidated balance sheets approximate their estimated fair value. Their estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                                             DRYCLEAN USA, Inc. and Subsidiaries

                         Summary of Business and Significant Accounting Policies


        SEGMENTS The Company applies the provisions of Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Segments of an Enterprise and Related Information, in determining its segments and reporting. SFAS 131 supercedes SFAS No. 14, Financial
                                   Reporting   for   Segments   of  a  Business
                                   Enterprise.    Information   regarding   the
                                   Company's segments is reported in Note 13.

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

                                   In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Interpretation 44 is effective July 1, 2000, with certain provisions effective retroactively to December 15, 1998 and January 12, 2000. There was no effect of the retroactive provisions of Interpretation 44 on the Company's consolidated financial statements. Interpretation 44 is not expected to have a material effect on the Company's consolidated financial statements.

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

1.      ACQUISITIONS AND           On  July  9,  1999,  the  Company   acquired
        REORGANIZATION             DRYCLEAN  USA  Franchise   Company  and  the
                                   worldwide  rights to the name  DRYCLEAN  USA
                                   along with  existing  franchise  and license
                                   agreements  for $550,000 cash. In connection
                                   with this acquisition,  the Company acquired
                                   $50,000  of  current   assets,   $10,000  of
                                   fixtures   and   equipment,    $610,000   of
                                   franchise   license,   trademark  and  other
                                   intangibles,  and assumed $80,000 of current
                                   liabilities.  The pro  forma  effect  of the
                                   transaction   was   insignificant   to   the
                                   consolidated statement of income for 2000.

                                   On November 1, 1998, Metro-Tel Corp. ("Metro-Tel") completed a merger in which a wholly-owned subsidiary was merged with and into Steiner-Atlantic Corp. ("Steiner"). In connection therewith, Metro-Tel issued 4,720,954 shares of its common stock to the shareholders of Steiner and Steiner became a wholly-owned subsidiary of the Company. In addition, Metro-Tel granted options for the purchase of up to 500,000 shares of its common stock to employees of Steiner. Subsequently, on November 7, 1999, the Company changed its name to DRYCLEAN USA, Inc.

                                   For financial accounting purposes, this transaction was accounted for as a reverse acquisition of Metro-Tel by Steiner. In this connection, historical amounts, shares and per share amounts for Steiner have been retroactively adjusted to reflect the foregoing transactions.

                                   The purchase of Metro-Tel was valued at approximately $1,926,000, an amount equal to the fair market value of the Metro-Tel's outstanding common shares. This acquisition was accounted for under the purchase method, whereby the purchase price was allocated to the underlying assets and liabilities of Metro-Tel based upon their estimated fair values. The transaction was recorded as follows:

                                  Fair value of net assets acquired:
                                      Current assets                                          $       2,520,898
                                      Other assets                                                      150,278
                                  --------------------------------------------------------------------------------

                                  Total                                                               2,671,176
                                  Less liabilities assumed                                             (744,481)
                                  --------------------------------------------------------------------------------

                                  Net                                                         $       1,926,695
                                  --------------------------------------------------------------------------------

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                   The consolidated statements of income include the results of operations of the acquired business (Metro-Tel) from November 1, 1998.

                                   The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred on July 1, 1998, and the Company's S Corporation status had been terminated as of that date:

                                  Year ended June 30,                                                      1999
                                  --------------------------------------------------------------------------------
                                  Pro forma revenues                                          $      19,751,668
                                  --------------------------------------------------------------------------------
                                  Pro forma net earnings                                      $         917,275
                                  --------------------------------------------------------------------------------
                                  Pro forma basic earnings per share                          $            0.15
                                  --------------------------------------------------------------------------------
                                  Pro forma diluted earnings per share                        $            0.14
                                  --------------------------------------------------------------------------------

2.      LEASE RECEIVABLES         Lease   receivables   result  from  customer
                                  leases of equipment under arrangements which
                                  qualify as  sales-type  leases.  At June 30,
                                  2000,  annual future lease payments,  net of
                                  deferred   interest  ($17,714  at  June  30,
                                  2000),   due  under  these   leases  are  as
                                  follows:

                                  Years ending June 30,
                                  --------------------------------------------------------------------------------
                                  2001                                                        $        105,394
                                  2002                                                                  39,567
                                  2003                                                                   4,262
                                  2004                                                                   1,690
                                  --------------------------------------------------------------------------------
                                                                                              $        150,913
                                  --------------------------------------------------------------------------------

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

3.      INVENTORIES                The components of inventories are summarized as follows:
                                  June 30,                                            2000                 1999
                                  --------------------------------------------------------------------------------

                                  Raw materials                          $         709,606    $         713,867
                                  Work-in-process                                  311,384              180,947
                                  Finished goods                                 3,082,690            3,348,534
                                  --------------------------------------------------------------------------------
                                                                         $       4,103,680    $       4,243,348
                                  --------------------------------------------------------------------------------

4.      EQUIPMENT AND              Major classes of equipment and improvements consist of the following:
        IMPROVEMENTS
                                  June 30,                                                  2000              1999
                                  ----------------------------------------------------------------------------------

                                  Furniture and equipment                         $      696,728    $      661,407
                                  Leasehold improvements                                 298,764           262,714
                                  ----------------------------------------------------------------------------------
                                  Total                                                  995,492           924,121

                                  Less accumulated depreciation and
                                      amortization                                       655,150           590,416
                                  ----------------------------------------------------------------------------------
                                                                                  $      340,342    $      333,705
                                  ----------------------------------------------------------------------------------

                                   Depreciation and amortization amounted to $64,734 and $50,617 for the years ended June 30, 2000 and 1999, respectively.

5.      INCOME TAXES               Through  October  31,  1998,  Steiner,   the
                                   source of its income which,  as explained in
                                   Note 1,  represented  the  Company's  entire
                                   reportable  income for  financial  reporting
                                   purposes  for  periods  prior to November 1,
                                   1998, with the consent of its  shareholders,
                                   elected  to be  taxed  as  an S  Corporation
                                   under the  provisions of Subchapter S of the
                                   Internal  Revenue  Code of 1986,  as amended
                                   (the   "Code").   Shareholders   of   an   S
                                   Corporation are taxed on their proportionate
                                   share  of  the  company's   taxable  income.
                                   Accordingly,  no  provision  for  federal or
                                   state  income tax is  required  for  periods
                                   prior to October 31,  1998.  Had the Company
                                   been treated as a C Corporation, the Company
                                   would have incurred  approximately  $103,000
                                   of additional income taxes during the year ended June 30, 1999.

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                   The following are the components of income tax expense:

                                  Year ended June 30,                                         2000            1999
                                  -----------------------------------------------------------------------------------

                                  Current
                                      Federal                                        $     466,729   $     280,499
                                      State                                                 79,895          48,016
                                  -----------------------------------------------------------------------------------

                                                                                           546,624         328,515
                                  -----------------------------------------------------------------------------------

                                  Deferred
                                      Federal                                               15,803          50,087
                                      State                                                  1,573          11,888
                                  -----------------------------------------------------------------------------------

                                                                                            17,376          61,975
                                  -----------------------------------------------------------------------------------

                                  Total                                              $     564,000   $     390,490
                                  -----------------------------------------------------------------------------------

                                   The reconciliation of income tax expense computed at the Federal statutory tax rate of 34% to the provision for income taxes is as follows:

                                                                                              Pro Forma
                                  Year ended June 30,                            2000              1999
                                  ------------------------------------------------------------------------
                                  Tax at the statutory rate             $     520,013  $        391,668

                                  Tax effect of S Corporation status                -          (103,000 )

                                  State income taxes,
                                     net of federal benefit                    53,769            50,222

                                  Income taxes attributable to
                                     termination of S Corporation
                                     status                                         -            21,427

                                  Other                                        (9,782 )          30,173
                                  ------------------------------------------------------------------------

                                  Total                                 $     564,000  $        390,490
                                  ------------------------------------------------------------------------

                                   Deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes. Significant components of the Company's current and noncurrent deferred tax assets and liabilities are as follows:

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                  Year ended June 30,                                      2000             1999
                                  ---------------------------------------------------------------------------------
                                  Current deferred tax asset (liability):

                                      Allowance for doubtful accounts             $      13,680    $       9,408
                                      Inventory capitalization                           18,414           25,174
                                      Compensation                                       21,845           14,129
                                      Other                                              (7,804 )         (5,570 )
                                  ---------------------------------------------------------------------------------

                                                                                         46,135           43,141
                                  ---------------------------------------------------------------------------------

                                  Noncurrent deferred tax asset (liability):

                                      Depreciation                                       (9,452 )         16,271
                                      Amortization                                       11,966                -
                                      Other                                                   -            6,613
                                  ---------------------------------------------------------------------------------

                                                                                          2,514           22,884
                                  ---------------------------------------------------------------------------------

                                  Total net deferred tax asset                    $      48,649    $      66,025
                                  ---------------------------------------------------------------------------------

6.      CREDIT AGREEMENT           The  Company is a party to a loan  agreement
                                   facility  consisting  of a line of credit of
                                   $2,250,000  and a term  loan of  $2,400,000.
                                   Borrowings    under   the    agreement   are
                                   guaranteed by the Company,  bear interest at
                                   the Adjusted  LIBOR Market Index Rate (9.40%
                                   at June 30, 2000) and are  collateralized by
                                   substantially  all of the Company's  assets.
                                   The line of  credit  is due on  demand.  The
                                   term loan is due January  2002.  At June 30,
                                   2000 and  1999,  there  were no  outstanding
                                   borrowings  under  the line of  credit  and,
                                   therefore,    the   Company   could   borrow
                                   $2,250,000.  At June 30, 2000 and 1999,  the
                                   Company  owed   $1,640,000  and  $2,120,000,
                                   respectively,  under the term loan. The term
                                   loan  requires  monthly  payments of $40,000
                                   plus  interest,   with  a  $960,000  balloon
                                   payment  in  January  2002.   The  agreement
                                   requires  maintenance  of certain  financial
                                   ratios  and   contains   other   restrictive
                                   covenants. The Company was in compliance with these ratios and covenants at June 30, 2000.

7.      RELATED PARTY              During  the years  ended  June 30,  2000 and
        TRANSACTIONS               1999, the Company charged management fees of
                                   $118,391 and $265,000,  respectively,  to an
                                   entity  controlled  by one of the  principal
                                   shareholders  of the  Company.  At June  30,
                                   2000  and   1999,   $86,391   and   $23,000,
                                   respectively, was due from that company and is included in other current assets in the accompanying balance sheets. Advances to or from that affiliate are non-interest bearing and are due on demand.

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                   The  Company  leases  warehouse  and  office
                                   space from a  principal  shareholder  of the
                                   Company  under  an  operating   lease  which
                                   expires  in  October  2004.   Annual  rental
                                   commitments  under  this  lease  approximate
                                   $83,200.

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

                                   The Company is exposed to foreign currency risk in Italy. To mitigate such risk, the Company enters into foreign exchange forward contracts to hedge transactions related to firm commitments to purchase equipment denominated in Italian Lira. Gains and losses are deferred and accounted for as part of the underlying transactions. At June 30, 2000, the Company has foreign exchange contracts to purchase approximately 675 million Italian Lira, for delivery in July and August 2000.

9.      COMMITMENTS                Rent
                                   ----

                                   The Company leases additional office and warehouse space under operating leases, including two leases on a monthly basis. The leases expire in March 2002 and October 2004 (the latter has an option to renew for a period of ten years at a rent to be agreed upon). Minimum future rental commitment for leases in effect at June 30, 2000, including leases to related parties, approximates the following:

                                  Years ending June 30,
                                  ----------------------------------------------

                                  2001                         $        261,000
                                  2002                                  219,000
                                  2003                                   83,000
                                  2004                                   83,000
                                  2005                                   28,000
                                  ---------------------------------------------
                                   Rent  expense,  including  rentals  paid to a
                                   related   party  (see  Note  7),   aggregated
                                   $309,794 and $232,013 for the years ended June 2000 and 1999, respectively.

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                   License Agreements

                                   The Company is a party to a license agreement under which it is obligated to pay 10% of annual sales of certain products. The agreement may be canceled by the Company annually upon sixty days notice. In February 2000, the Company acquired, for $80,000, all the manufacturing rights under another license agreement under which it was obligated to pay the greater of 10% of sales of certain products or $75,000 per year. The Company recorded the license as an intangible asset for $80,000 as of June 30, 2000, and is amortizing the license on a straight-line basis over 5 years. During the years ended June 30, 2000 and 1999, royalty expense aggregated $40,677 and $54,640, respectively.

10.     DEFERRED                   The  Company  has a  participatory  deferred
        COMPENSATION               compensation   plan   wherein   it   matches
        PLAN                       employee   contributions   up  to,   at  the
                                   Company's   option,    for   all   employees
                                   determined annually, 1% or 2% of an eligible employee's yearly compensation. Employees are eligible to participate in the plan after three months of service. The Company contributed $23,926 and $18,657 in fiscal
                                   2000 and 1999, respectively. The plan is tax exempt under Section 401(k) of the Internal
                                   Revenue Code.

                                   The Company also maintains a profit-sharing plan which covers substantially all employees. Annual contributions are determined at the discretion of the Board of Directors. There were no contributions for fiscal years 2000 and 1999.

11.     EARNINGS PER SHARE         The following reconciles the components of
                                   the earnings per share computation:

                                 Year ended June 30,                                                      2000
                                 ---------------------------------------------------------------------------------
                                                                           INCOME        SHARES        PER SHARE
                                                                        (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                 ---------------------------------------------------------------------------------
                                 Net earnings                              $965,449      6,952,083       $0.14

                                 Effect of dilutive securities:
                                     Stock options                                -        353,848        (.01 )
                                 ---------------------------------------------------------------------------------

                                 Net earnings plus assumed dilution        $965,449      7,305,931       $0.13
                                 ---------------------------------------------------------------------------------

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                 Year ended June 30,                                                  1999
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
                                 -----------------------------------------------------------------------------

                                   There were no stock options outstanding at June 30, 2000 that were excluded in the computation of earnings per share for 2000 because the exercise prices of the options were less than the average market price of the common shares for that year.

12.     STOCK OPTIONS              At June 30,  2000 and 1999,  the Company had
                                   in  effect  two  stock   option  plans  that
                                   authorize  the grant of options to  purchase
                                   850,000 shares (until  September,  2001) and
                                   100,000   shares   (until   August,   2004),
                                   respectively,  of the Company's common stock
                                   to employees and  non-employee  directors of
                                   the Company,  respectively. In addition, the
                                   Company's  board  of  directors   authorized
                                   another   plan,   subject   to   shareholder
                                   approval,  that would authorize the grant of
                                   options  to  purchase   500,000   shares  to
                                   employees,  directors and  consultants.  The
                                   Company  applies APB Opinion 25,  Accounting
                                   for Stock Issued to  Employees,  and related
                                   interpretations   in  accounting  for  stock
                                   options.  Under APB Opinion 25,  because the
                                   exercise   price  of  the  Company's   stock
                                   options  equals or exceeds the market  price
                                   of  the  underlying  stock  on the  date  of
                                   grant,   no   compensation   cost  has  been
                                   recognized.

                                   Pursuant to the pre-existing and new employee plans, the Company may grant incentive stock options and nonqualified stock options. All options under the non-employee director plan are nonqualified stock options. Options may have a maximum term of 10 years, are not transferable and must be granted at an exercise price of at least 100% of the market value of the common stock on the date of grant. Incentive stock options granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by the Company must have an exercise price of at least equal to 110% of the fair market value of the shares issuable on the date of the grant and may not have a

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                   term of more than five years. Incentive stock options granted under the plans are subject to the limitation that the aggregate fair market value (determined as of the date of grant) of those options which may first become exercisable in any calendar year cannot exceed $100,000. Generally, options terminate three months following termination of service (except generally one year in the case of termination of service by reason of death or disability).

                                   Generally, options granted to date have been exercisable as to one-fourth of the shares covered thereby on the first anniversary of grant and one-fourth on the next three anniversaries of grant. However, options granted under the non-employee directors plan become immediately exercisable upon certain events which are deemed to be a "change in control" of the Company. Options granted under the pre-existing employee plan terminate upon a merger in which the Company is not the surviving corporation, a capital reorganization in which more than 50% of the Company's common stock is exchanged, or the liquidation or dissolution of the Company, unless other provision is made by the board of directors.

                                   In fiscal 2000, the Company granted 10,000 options to an employee, exercisable at a price of $2.00 per share.

                                   In fiscal 1999, the Company granted a total of 565,000 options to employees, exercisable at prices of $1.00 or $2.00 per share. In addition, the Company granted a total of 30,000 options to directors, exercisable at prices of $0.91 or $2.00 per share.

                                   SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal year 2000: no dividend yield percent; expected volatility of 46.1%; risk-free interest rates of approximately 6.36%, and expected lives of 5 years. Based on these assumptions, under the accounting provisions of SFAS No. 123, the Company's net income and net income per common share would have been as follows:.

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                  Year ended June 30,                                                       2000
                                  --------------------------------------------------------------------------------

                                  Net income                                       As reported   $      965,449
                                                                                   Pro forma     $      957,649
                                  -------------------------------------------------------------------------------

                                  Net income per common share:

                                  Basic                                            As reported   $         0.14
                                                                                   Pro forma     $         0.14
                                  -------------------------------------------------------------------------------

                                  Diluted                                          As reported   $         0.13
                                                                                   Pro forma     $         0.13
                                  -------------------------------------------------------------------------------

                                  Year ended June 30,                                                      1999
                                  -------------------------------------------------------------------------------

                                  Net income                                       As reported  $       761,476
                                                                                   Pro forma    $       761,081
                                  -------------------------------------------------------------------------------

                                  Net  income  per  common  share - basic  and     As reported  $          0.12
                                  diluted                                          Pro forma    $          0.12
                                  -------------------------------------------------------------------------------

                                   A summary of options under the Company's stock option plans and non-plan options as of June 30, 2000, and changes during the year then ended is presented below:

                                                                                                       WEIGHTED
                                                                                                        AVERAGE
                                                                                                       EXERCISE
                                                                                        SHARES            PRICE
                                  -------------------------------------------------------------------------------
                                  Outstanding at beginning of year                     720,000            $1.10
                                  Granted                                               10,000             2.00
                                  Exercised                                            (65,000 )           1.00
                                  Expired                                              (55,000 )           1.42
                                  -------------------------------------------------------------------------------

                                  Outstanding at end of year                           610,000             1.09
                                  -------------------------------------------------------------------------------

                                  Options exercisable at year-end                      172,500            $1.01
                                  -------------------------------------------------------------------------------

                                  Weighted-average fair value per share of
                                      options granted during the year                    $2.00
                                  -------------------------------------------------------------------------------

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                   A summary of the status of the Company's stock option plan and non-plan options as of June 30, 1999, and changes during the year then ended is presented below:

                                                                                                       Weighted
                                                                                                        Average
                                                                                                       Exercise
                                                                                        Shares            Price
                                  -------------------------------------------------------------------------------
                                  Outstanding at beginning of year                     225,000            $0.98
                                  Granted                                              595,000             1.12
                                  Exercised                                            (50,000 )           1.03
                                  Expired                                              (50,000 )           0.97
                                  -------------------------------------------------------------------------------

                                  Outstanding at end of year                           720,000             1.10
                                  -------------------------------------------------------------------------------

                                  Options exercisable at year-end                      125,000             0.97
                                  -------------------------------------------------------------------------------

                                  Weighted-average fair value per share of
                                      options granted during the year                    $1.12
                                  -------------------------------------------------------------------------------

                                   The following table summarizes information about stock option plan and non-plan options outstanding at June 30, 2000:

                                                                   Weighted
                                                      Number        Average      Weighted       Number     Weighted
                                       Range of  Outstanding      Remaining       Average   Exercisable     Average
                                       Exercise           at    Contractual      Exercise           at     Exercise
                                         Prices      6/30/00           Life         Price      6/30/00        Price
                                  ------------------------------------------------------------------------------------
                                     $ 0.81-2.00     610,000           3.30         $1.09      172,500        $1.01
                                  ------------------------------------------------------------------------------------

13.     SEGMENT INFORMATION         The   Company's   reportable   segments  are
                                    strategic  businesses  that offer  different
                                    products  and  services.  They  are  managed
                                    separately  because each  business  requires
                                    different     technology    and    marketing
                                    strategies.   Steiner-Atlantic   Corp.   and
                                    Steiner-Atlantic   Brokerage  Company,  Inc.
                                    comprise  the   commercial   and  industrial
                                    laundry and dry cleaning  equipment segment.
                                    Steiner-Atlantic  Corp. is a supplier of dry
                                    cleaning   equipment,   industrial   laundry
                                    equipment  and steam boilers to customers in
                                    the United  States,  the Caribbean and Latin
                                    American markets. Steiner-Atlantic Brokerage
                                    Company,  Inc. acts as a business  broker to
                                    assist   others   seeking  to  buy  or  sell
                                    existing    dry    cleaning    and   laundry
                                    businesses.  Metro-Tel  Corp.  comprises the
                                    manufacture   and  sale  of  telephone  test
                                    equipment segment. This segment is engaged in the manufacture and sale of telephone test and customer premise equipment utilized

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                    by  telephone  and  telephone   interconnect
                                    companies    in   the    installation    and
                                    maintenance of telephone equipment. DRYCLEAN
                                    USA License Corp.  comprises the license and
                                    franchise  operations segment. In July 1999,
                                    Steiner-Atlantic   Corp.   acquired  certain
                                    assets of DRYCLEAN  USA  Franchise  Company,
                                    including, among other things, the worldwide
                                    rights to the name  DRYCLEAN  USA along with
                                    existing  franchise and license  agreements.
                                    DRYCLEAN USA is one of the largest franchise
                                    and license  operations  in the dry cleaning
                                    industry,     currently     consisting    of
                                    approximately  400  franchised  and licensed
                                    locations   in  the   United   States,   the
                                    Caribbean  and Latin  America.  The  Company
                                    primarily     evaluates     the    operating
                                    performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

                                   For the years ended June 30, 2000 and 1999, export sales, principally to the Caribbean and Latin America, aggregated approximately $3,652,000 and $3,443,000, respectively.

                                   No single customer accounted for more than 10% of the Company's revenues.

                                   Financial   information  for  the  Company's
                                   business segments is as follows:

                               Year ended June 30,                                           2000            1999
                               ------------------------------------------------------------------------------------
                               Revenues:
                                  Commercial and industrial laundry and dry
                                    cleaning equipment                                $15,487,499     $16,426,205
                                  Manufacture and sale of telephone test
                                  equipment                                             3,500,660       2,048,593
                                  License and franchise operations                        536,340               -
                               ------------------------------------------------------------------------------------
                               Total revenues                                         $19,524,499     $18,474,798
                               ------------------------------------------------------------------------------------
                               Operating income (loss):
                                  Commercial and industrial laundry
                                    and dry cleaning equipment                         $1,272,313      $1,556,895
                                 Manufacture and sale of telephone test
                                 equipment                                                 21,414        (295,488 )
                                 License and franchise operations                         363,982               -
                               ------------------------------------------------------------------------------------
                               Total operating income                                  $1,657,709      $1,261,407
                               ------------------------------------------------------------------------------------
                               Identifiable assets:
                                  Commercial and industrial laundry
                                    and dry cleaning equipment                         $5,043,287      $6,015,693
                                  Manufacture and sale of telephone test
                                  equipment                                             2,559,252       1,685,545
                                  License and franchise operations                        981,505               -
                               -----------------------------------------------------------------------------------
                               Total assets                                            $8,584,044      $7,701,238
                               -----------------------------------------------------------------------------------

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                  ACCOUNTING AND FINANCIAL DISCLOSURE.
                  ------------------------------------

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

         During the Company's two most recent fiscal years, and the subsequent interim period through January 4, 1999, Grant Thornton did not advise the Company of any of the items listed in Item 304(a)(1)(iv)(B) of Regulation S-B.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
        --------------------------------------------------

         The following information is presented with respect to the background of each of the directors and executive officers of the Company:

         Michael S. Steiner, 44, has been President and Chief Executive Officer of the Company since the effectiveness of the Merger on November 1, 1998 and of Steiner since 1988. Mr. Steiner has been a director of the Company since the effectiveness of the Merger on November 1, 1998.

         William K. Steiner, 70, has been Chairman of the Board of Steiner since he founded Steiner in 1960. Mr. Steiner has been a director of the Company since the effectiveness of the Merger on November 1, 1998.

         Venerando J. Indelicato, 67, was President of the Company from December 1967 until the effectiveness of the Merger on November 1, 1998 and has been Treasurer and Chief Financial Officer of the Company since December 1969.

         Lloyd Frank, 75, has been a member of the law firm of Parker Chapin LLP since 1977. Mr. Frank has been a director of the Company since 1977. The Company retained Parker Chapin during the Company's last fiscal year and is retaining that firm during the Company's current fiscal year. Mr. Frank is also a director of Park Electrochemical Corp. and Volt Information Sciences, Inc.

         David Blyer, 40, has served as a director of the Company since the effectiveness of the Merger on November 1, 1998. Mr. Blyer has been Chief Executive Officer and President of Vento Software, since he co-founded that company in 1994. Vento Software develops software for specialized business application. Before founding Vento Software, Mr. Blyer served as Senior Account Manager of the South Florida and Caribbean regions for Tandem Computers.

         Alan M. Grunspan, 40, has served as a director of the Company since May 1999. Mr. Grunspan has been a member of the law firm of Kaufman Dickstein & Grunspan P.A. since 1991. The Company has retained Kaufman Miller Dickstein & Grunspan P.A. during the Company's last fiscal year and is retaining that firm during the Company's current fiscal year.

         Stuart Wagner, 68, has served as a director of the Company since the effectiveness of the Merger on November 1, 1998 and has been retained as a consultant for Diversitech Corp. since 1997. From 1975 to 1997, Mr. Wagner served as President of Wagner Products Corp., a manufacturer and distributor of products in the HVAC industry, a company which he founded.

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

         The following information is presented with respect to the background of each person who is not an executive officer but who is expected to continue to make a significant contribution to the Company:

         Osvaldo Rubio, 37, serves as Vice President and Director of Sales for the Export Department of Steiner since joining Steiner in May 1993.

         Ronald London, 67, serves as Vice President and primarily overseas sales of the retail Dry Cleaning Equipment Department of Steiner since joining Steiner in September 1992.

         Jon D. Robinette, 42, has, since July 1999, served as Vice President and General Manager of the Company's telecommunications operations, responsible for managing and coordinating operations in the Company's Milpitas, California facility. Prior thereto, Mr. Robinette served as Operations Manager for the Company's telecommunications operations from October 1984.

ITEM 10.    EXECUTIVE COMPENSATION.
--------    -----------------------

                  The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation l4A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------- --------------------------------------------------------------

                  The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation l4A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------- ------------------------------------------------

                  The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation l4A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

                     (a)   Exhibits

2(a) Agreement of Merger dated as of July 1, 1998 among the Company, Metro-Tel Acquisition Corp., Steiner-Atlantic Corp., William K. Steiner and Michael S. Steiner. (Exhibit A of the definitive Proxy Statement of the Company filed with the Commission on October 5, 1998, File No. 0-9040.)

3(a)(1) Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1963. (Exhibit 4.1(a) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(2) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968. (Exhibit 4.1(b) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(3) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983. (Exhibit 4.1(c) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(4) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986. (Exhibit 4.1(d) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(5) Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986. (Exhibit 4.1(e) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(6) Certificate of Ownership and Merger of Design Development Incorporated into the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1998. (Exhibit 4.1(f) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(7)           Certificate  of  Amendment  to the  Company's  Certificate  of
                  Incorporation as filed with the Secretary of State of the State of Delaware on October 30, 1998. (Exhibit 4.1(g) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(8)           Certificate  of  Amendment  to the  Company's  Certificate  of
                  Incorporation, as filed with the Secretary of State of the State of Delaware on November 5,

                  1999. (Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, File No. 0-9040.)

3(b) By-Laws of the Company, as amended. (Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, File No. 0-9040.)

4(a)(1) Loan and Security Agreement dated November 2, 1998 between Steiner-Atlantic Corp. and First Union National Bank. (Exhibit 4.2(a) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

4(a)(2) Guaranty and Security Agreement dated November 2, 1998 by the Company in favor of First Union National Bank. (Exhibit 4.2(b) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

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

10(a)(2)          Lease dated  October 6, 1995 between  Steiner and William,  K.
                  Steiner with respect to Steiner's facilities located 290 N.E. 68th Street, 297 N.E. 67 St. and 277 N.E. 67 St. Miami, Florida. (Exhibit 10(a)(2) to the Company's Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998, File No. 0-9040.)

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

10(c)(1)+         The  Company's  1991 Stock Option Plan,  as amended.  (Exhibit
                  99.3 to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No.0-9040.)

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

10(c)(2)(c)+      The  Company's  2000 Stock Option Plan.  (Exhibit  99.1 to the
                  Company's   Registration  Statement  on  Form  S-8,  File  No.
                  333-37582).

10(c)(3)+         Form of Stock  Option  Agreement  dated June 25, 1991  entered into between the Company and each of Sheppard  Beidler (option has since expired), Lloyd Frank and Michael Michaelson (option
                  has  since   been   exercised),   together   with  a  schedule
                  identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10(c)(4) to the Company's Annual Report on Form 10-K for the year ended June
                  30, 1991, File No. 0-9040.)

10(c)(4)+         Form of Stock Option  Agreement dated May 4, 1993 entered into between the Company and each of Sheppard Beidler (option has since expired), Lloyd Frank and Michael Michaelson (option has since been exercised), together with a schedule identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10(c)(4) to the Company's
                  Annual Report on Form 10-KSB for the year ended June 30, 1993,
                  File No. 0-9040.)

*27               Financial Data Schedule.

--------------------

* Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

+        Management contract or compensatory plan or arrangement.

                  (b)      Reports on Form 8-K

                  No Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DRYCLEAN USA, Inc.

Dated: September 27, 2000
                                       By: /s/ Michael S. Steiner
                                           --------------------------
                                           Michael S. Steiner
                                           President and Chief Executive Officer

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

Signature                                    Capacity                                    Date
---------                                    --------                                    ----
/s/ Michael S. Steiner                       President,                                  September 27, 2000
-------------------------------------------  Chief Executive Officer
Michael S. Steiner                           (Principal Executive Officer) and
                                             Director


/s/ William K. Steiner                       Director                                    September 27, 2000
-------------------------------------------
William K.  Steiner

/s/ Venerando J. Indelicato                  Chief Financial Officer                     September 27, 2000
-------------------------------------------  (Principal Financial and Accounting
Venerando J.  Indelicato                     Officer) and Director


/s/ Lloyd Frank                              Director                                    September 27, 2000
-------------------------------------------
Lloyd Frank

/s/ Alan M. Grunspan                         Director                                    September 27, 2000
-------------------------------------------
Alan M. Grunspan

/s/ Stuart Wagner                            Director                                    September 27, 2000
-------------------------------------------
Stuart Wagner

/s/ David Blyer                              Director                                    September 27, 2000
-------------------------------------------
David Blyer

2(a) Agreement of Merger dated as of July 1, 1998 among the Company, Metro-Tel Acquisition Corp., Steiner-Atlantic Corp., William K. Steiner and Michael S. Steiner. (Exhibit A of the definitive Proxy Statement of the Company filed with the Commission on October 5, 1998, File No. 0-9040.)

3(a)(1) Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1963. (Exhibit 4.1(a) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(2) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968. (Exhibit 4.1(b) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(3) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983. (Exhibit 4.1(c) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(4) Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986. (Exhibit 4.1(d) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(5) Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986. (Exhibit 4.1(e) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(6) Certificate of Ownership and Merger of Design Development Incorporated into the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1998. (Exhibit 4.1(f) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(7)           Certificate  of  Amendment  to the  Company's  Certificate  of
                  Incorporation as filed with the Secretary of State of the State of Delaware on October 30, 1998. (Exhibit 4.1(g) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

3(a)(8)           Certificate  of  Amendment  to the  Company's  Certificate  of
                  Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999. (Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, File No. 0-9040.)

3(b) By-Laws of the Company, as amended. (Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, File No. 0-9040.)

4(a)(1) Loan and Security Agreement dated November 2, 1998 between Steiner-Atlantic Corp. and First Union National Bank. (Exhibit 4.2(a) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

4(a)(2) Guaranty and Security Agreement dated November 2, 1998 by the Company in favor of First Union National Bank. (Exhibit 4.2(b) to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998.)

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

10(a)(2)          Lease dated  October 6, 1995 between  Steiner and William,  K.
                  Steiner with respect to Steiner's facilities located 290 N.E. 68th Street, 297 N.E. 67 St. and 277 N.E. 67 St. Miami, Florida. (Exhibit 10(a)(2) to the Company's Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998, File No. 0-9040.)

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

                  Company's Annual Report on Form 10-KSB for the year ended June 30, 1997, File No. 0-9040.)

10(c)(1)+         The  Company's  1991 Stock Option Plan,  as amended.  (Exhibit
                  99.3 to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No.0-9040.)

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

10(c)(2)(c)+      The  Company's  2000 Stock Option Plan.  (Exhibit  99.1 to the
                  Company's   Registration  Statement  on  Form  S-8,  File  No.
                  333-37582).

10(c)(3)+         Form of Stock  Option  Agreement  dated June 25, 1991  entered into between the Company and each of Sheppard  Beidler (option has since expired), Lloyd Frank and Michael Michaelson (option
                  has  since   been   exercised),   together   with  a  schedule
                  identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10(c)(4) to the Company's Annual Report on Form 10-K for the year ended June
                  30, 1991, File No. 0-9040.)

10(c)(4)+         Form of Stock Option  Agreement dated May 4, 1993 entered into between the Company and each of Sheppard Beidler (option has since expired), Lloyd Frank and Michael Michaelson (option has since been exercised), together with a schedule identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10(c)(4) to the Company's
                  Annual Report on Form 10-KSB for the year ended June 30, 1993,
                  File No. 0-9040.)

*27               Financial Data Schedule.

--------------------
* Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

+        Management contract or compensatory plan or arrangement.