Form 10QSB
period 2000-09-30
DRYCLEAN USA INC
filed 2000-11-14
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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

                                 Not Applicable
                                  (Former name)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X. No

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 7,001,250 shares outstanding as of November 10, 2000.

DRYCLEAN USA, Inc.
Condensed Consolidated Statements of Income

--------------------------------------------------------------------------------
                                                    For the three months ended
                                                           September 30,
                                                        2000          1999
                                                     (Unaudited)    (Unaudited)
--------------------------------------------------------------------------------

Net sales                                    4,574,476             $  4,559,810
Management and franchise fees,
   commissions and other income                340,875                  174,958
--------------------------------------------------------------------------------
         Total revenues                      4,915,351                4,734,768

Cost of goods sold                           3,253,127                3,315,946
Selling, general and

    administrative expenses                  1,165,522                1,010,419
Research and development                        26,672                   62,411
--------------------------------------------------------------------------------
         Total                               4,445,321                4,388,776

Operating Income                               470,030                  345,992

Interest income                                 13,752                    9,378
Interest expense                               (38,300)                 (42,643)
--------------------------------------------------------------------------------
Earnings before provision for income taxes     445,482                  312,727
Provision for income taxes                     178,200                  125,091
--------------------------------------------------------------------------------
         Net earnings                      $   267,282                $  187,636
================================================================================
Basic earnings per share                   $       .04                     $.03
Diluted earnings per share                 $       .04                     $.03
================================================================================

Weighted average number of shares
      Basic                                  7,001,250                6,925,000
      Diluted                                7,252,856                7,308,768
================================================================================

            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc
Condensed Consolidated Balance Sheets

ASSETS

--------------------------------------------------------------------------------
                                             September 30,            June 30,
                                                2000                    2000
                                            (Unaudited)

--------------------------------------------------------------------------------

Current Assets

         Cash and cash equivalents             $    479,280      $      982,588
         Accounts receivable, net                 2,515,155           2,065,761
         Inventories                              4,466,190           4,103,680
         Lease receivables                           82,500             105,394
         Deferred income taxes                       46,135              46,135
         Prepaid expenses and other                 261,447             270,170
--------------------------------------------------------------------------------
                  Total current assets            7,850,707           7,573,728

Lease receivables, due after one year                30,968              45,519

Equipment and improvements - net of
   accumulated depreciation and amortization        321,129             340,342
Franchise, trademarks and other
    intangible assets, net                          681,408             621,941
Deferred tax asset                                    2,514               2,514

--------------------------------------------------------------------------------
                                              $   8,886,726        $  8,584,044
================================================================================

            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
Condensed Consolidated Balance Sheets

LIABILITIES AND
STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
                                             September 30,
                                                 2000                June 30,
                                             (Unaudited)               2000
--------------------------------------------------------------------------------
Current Liabilities
      Accounts payable and

        accrued expenses                     $ 1,178,213         $   1,301,537
      Line of credit                             228,613                   ---
      Income taxes payable                       126,695               281,944
      Customer deposits                          568,505               374,396
      Current portion of long term debt          480,000               480,000
--------------------------------------------------------------------------------
                  Total current liabilities    2,582,026             2,437,877

Term loan, less current portion                1,040,000             1,160,000
--------------------------------------------------------------------------------
Total liabilities                              3,622,026             3,597,877

Stockholders' Equity
         Common stock, $.025 par value;
              15,000,000  shares  authorized;
              7,027,500  and  7,016,250  shares
              issued  and  outstanding  at
              September  30  and  June  30,  2000,
              respectively, including 26,250
              shares held in treasury            175,688               175,406
         Additional paid-in capital            2,048,571             2,037,602
         Retained earnings                     3,040,441             2,773,159

--------------------------------------------------------------------------------
Total stockholders' equity                     5,264,700             4,986,167
--------------------------------------------------------------------------------
                                            $  8,886,726           $ 8,584,044
================================================================================


            See Notes to Condensed Consolidated Financial Statements


DRYCLEAN USA, Inc.
Condensed Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------
                                                             For the three months ended
                                                                    September 30,
                                                             2000                1999
                                                          (Unaudited)          Unaudited)
--------------------------------------------------------------------------------------------
Operating activities:
    Net earnings                                            $ 267,282          $  187,636
    Adjustments to reconcile net earnings
        to cash  (used) provided by operating activities
Depreciation and amortization                                  38,701              34,846
Bad debts                                                      81,619               1,383
(Increase) decrease in operating assets:
      Accounts and lease receivables                         (493,568)            261,369
      Inventories                                            (362,510)             24,033
      Prepaid expenses and other                                8,723              31,569
Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses                  (123,324)           (362,811)
      Income taxes payable                                   (155,249)             38,666
      Customer deposits                                       194,109             119,730
--------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities             (544,217)            336,421
--------------------------------------------------------------------------------------------
Investing activities:
   Capital expenditures                                       (78,954)            (77,862)
   Acquisition of Franchise and Licensing
     agreements                                                   ---            (550,000)
--------------------------------------------------------------------------------------------
   Net cash used by investing activities                      (78,954)           (627,862)
--------------------------------------------------------------------------------------------
Financing activities:
  Borrowings under line of credit                             228,613              27,451
  Payments on term loan                                      (120,000)           (120,000)
  Proceeds from exercise of stock options                      11,250              ---
--------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities              119,863             (92,549)
--------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                    (503,308)           (383,990)
Cash and cash equivalents at beginning of period              982,588             964,768
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $   479,280         $   580,778
============================================================================================
Supplemental disclosures of cash flow
     information
Cash paid during the period for
      Interest                                            $    38,300        $     42,643
      Income taxes                                        $   333,449         $   117,225
--------------------------------------------------------------------------------------------



            See Notes to Condensed Consolidated Financial Statements

                               DRYCLEAN USA, Inc.

              Notes To Condensed Consolidated Financial Statements
              ----------------------------------------------------

Note (1) - General: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000. The June 30, 2000 balance sheet information was derived from audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB as of that date.

Note (2) - New Accounting Pronouncements: In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 did not have an impact on the Company's consolidated financial statements.

Note (3) - Segment Information: The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

Note (3)  continued

Financial information for the Company's business segments is as follows:

                                                   For the three months ended
                                                          September 30,
                                                     2000                1999
                                                  (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------
Revenues:
   Commercial and industrial laundry and
      dry cleaning equipment                  3,803,088              $3,939,736
   Manufacturing and sales of telephone
      test equipment                            907,544                 754,793
   License and franchise operations             204,719                  40,239
--------------------------------------------------------------------------------
Total revenues                               $4,915,351              $4,734,768
================================================================================
Operating income (loss)
    Commercial and industrial laundry and
        dry cleaning equipment              $   260,307             $   360,225
    Manufacturing and sales of telephone
        test equipment                           32,843                 (30,859)
    License and franchise operations            176,880                  16,626
--------------------------------------------------------------------------------
Total operating income               $          470,030             $   345,992
===============================================================================
Identifiable assets:
   Commercial and industrial laundry and
       dry cleaning equipment                $5,570,320             $4,682,484
   Manufacturing and sales of telephone
       test equipment                         2,487,140              2,247,802
    License and franchise operations            829,266                661,624
--------------------------------------------------------------------------------
Total assets                                 $8,886,726             $7,591,910
================================================================================

            Management's Discussion and Analysis Or Plan of Operation

Liquidity and Capital Resources
-------------------------------

For the three months ended September 30, 2000, cash decreased by $503,308. For the three month period ended September 30, 1999, cash decreased by $383,990.

For the first three months of fiscal 2001, operating activities used cash of $544,217, principally to support an increase in accounts and lease receivables ($493,568) and inventories ($362,510) and to reduce accounts payable and accrued expenses ($123,324) and income taxes payable ($155,249). These uses were partially offset by the Company's net income of $267,282, non-cash expenses of $38,701 for depreciation and amortization and $81,619 in bad debt expense. Additional cash was provided by an increase in customer's deposits ($194,109) and a decrease in prepaid expenses ($8,723). Of the cash generated by operating activities in the first quarter of fiscal 2000 ($336,421), $187,636 was provided by net income and $34,846 and $1,383 was derived from non-cash expenses for depreciation and amortization and bad debts, respectively. Additional cash was provided by a decrease in accounts and lease receivables ($261,369), inventories ($24,033) and pre-paid expenses and other assets ($31,569). Cash was also provided by an increase in customer deposits ($119,730) and income taxes payable ($38,666) which partially offset a decrease in accounts payable and accrued expenses ($362,811).

During the first quarter of fiscal 2001, investing activities used cash of $78,954 to acquire capital assets. During the first quarter of fiscal 2000, investing activities used cash of $627,862, to fund the acquisition of Dryclean USA License Corp. for $550,00 and $77,862 to purchase other capital assets.

Financing activities provided cash of $119,863 for the three month period ended September 30, 2000, principally due to the borrowing of $228,613 under the Company's line of credit and $11,250 from the exercise of stock options. This was partially offset by the monthly installment payments made on the Company's term loan ($120,000). For the same period of fiscal 2000, financing activities consumed cash of $92,549, mostly to make payments on the Company's term loan ($120,000) which was offset, in part, by the borrowing of $27,451 under the Company's line of credit.

The Company believes that its present cash, cash it expects to generate from operations and cash borrowings under its $2,250,000 line of credit will be sufficient to meet its operational needs.

Results of Operations
---------------------

Total revenues for the three month period ended September 30, 2000 increased by $180,583 (3.8%) over the same period of fiscal 2000. Revenues of the laundry and dry cleaning equipment segment decreased by $136,648 (3.5%) principally due to a reduction in sales volume of laundry equipment. Revenues of the Company's telecommunication segment increased by $152,751 (20.2%) mostly due to increased sales volume of outside plant test equipment. The Company's license and franchise segment, which was acquired in July 1999, increased its revenues for the first quarter of fiscal 2001 by $164,480 (408.8%) over the first quarter in fiscal 2000, mostly due to initial license fees and increased royalty payments

Costs of goods sold, expressed as a percentage of net sales improved to 71.1% in the first quarter of fiscal 2001 from 72.7% for the first quarter of fiscal 2000. The improvement was principally due to the increase in sales in the telecommunication division, which historically carries a higher margin, and a more profitable product mix than sales of laundry and dry cleaning equipment.

For the first quarter of fiscal 2001, selling, general and administrative expenses increased by $155,103 (15.4%) over the same period of fiscal 2000. The increase was attributable to increased advertising and sales expense in the telecommunications division and an increase in the reserve for bad debts in the laundry and dry cleaning equipment segment. The increase in the reserve for bad debts was primarily attributable to a $50,000 reserve against amounts receivable for management fees from an entity controlled by one of the Company's principal shareholders.

Research and development expenses, which relate solely to the telecommunications operation, decreased by $ 35,739 (57.3%) in the first quarter of fiscal 2001, mostly due to a reduction in salary expense while the Company is continuing its search to replace its former Director of Engineering. In the interim, new products are being designed with the help of outside consultants. The amount expended for the outside consultants was less than the amount expended for the former Director of Engineering.

As a result of the foregoing, operating income increased by $124,038 (35.8%) for the first quarter of fiscal 2001 over the comparable period of fiscal 2000 and as a percentage of total revenues increased to 9.6% from 7.3%, respectively.

Interest income increased by $4,374 (46.6%) during the first quarter of fiscal 2001 over the first quarter of fiscal 2000 as a result of additional interest earned on daily bank balances.

Interest expense decreased by $4,343 (10.2%) in the first quarter of fiscal 2001 from the same period in fiscal 2000, primarily due to a reduction in average amounts of outstanding debt during the fiscal 2001 period, which was partially offset by higher interest rates.

The provision for income taxes increased by $53,109 (42.5%) in the first three months of fiscal 2001 over the same period of fiscal 2000, due to the increase in pre-tax profit. The effective tax rate in each period was 40.0%.

Net earnings increased by $79,646 (42.4%) in the first quarter of fiscal 2001 over the first quarter of fiscal 2000.

Inflation
---------

Inflation has not had a significant effect on the Company's operations during the reported periods.

New Accounting Pronouncements
-----------------------------


In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 did not have an impact on the Company's consolidated financial statements.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securityholders.

     At the Company's 2000 Annual Meeting of Stockholders held on November 10, 2000, the Company's stockholders:

     (a) Reelected the Company's then existing Board of Directors by the following votes:

                                                              Votes
                                                --------------------------------
                                                   For                Withheld
                                                 --------             --------
                  Michael S. Steiner             6,494,467               36,642
                  William K. Steiner             6,494,461               36,648
                  Venerando J. Indelicato        6,492,125               38,984
                  David Blyer                    6,492,171               38,938
                  Lloyd Frank                    6,494,559               36,550
                  Alan Grunspan                  6,494,559               36,550
                  Stuart Wagner                  6,494,559               36,550

         (b) Approved Company's 2000 Stock Option Plan by a vote of 5,602,314 shares in favor and 65,041 shares against, with 7,285 shares abstaining and 856,469 broker non-votes.

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

                                                     DRYCLEAN USA, Inc.

Dated:   November 10, 2000           By:    /s/ Michael S. Steiner
                                            ---------------------------
                                                Michael S. Steiner, President
                                                and Chief Executive Officer

Date:    November 10, 2000           By:    /s/ Venerando J. Indelicato
                                            ---------------------------
                                                Venerando J. Indelicato
                                                Treasurer and
                                                Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number             Description
--------------             ------------

         27                         Financial Data Schedule