Form 10QSB
period 2000-12-31
DRYCLEAN USA INC
filed 2001-02-13
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the six months ended December 31, 2000

         OR

[.]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to

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

                                 Not Applicable
                                  (Former name)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 7,001,250 shares outstanding as of February 8, 2001.

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

------------------------------------- ------------------------------------ ----------------------------------
                                              For the six months                 For the three months
                                              ended December 31,                  ended December 31,
                                            2000              1999               2000             1999
                                                  (Unaudited)                         (Unaudited)
------------------------------------- ------------------------------------ ----------------------------------
Sales                                 $     8,935,979   $     8,640,625    $     4,361,503   $     4,080,815
Franchise and license fees and
   other income                               536,555           399,797            195,680           224,839
      Total revenues                        9,472,534         9,040,422          4,557,183         4,305,654
Cost of goods sold                          6,416,091         6,125,230          3,162,964         2,809,284
Selling, general and administrative
   expenses                                 2,370,839         2,138,625          1,205,317         1,128,206
Research and development                       59,522           128,821             32,850            66,410
      Total operating expenses              8,846,452         8,392,676          4,401,131         4,003,900
      Operating income                        626,082           647,746            156,052           301,754
Other income (expenses)
Interest income                                19,942            15,093              6,190             5,715
Interest expense                              (75,343)          (84,228)           (37,043)          (41,585)
      Total                                   (55,401)          (69,135)           (30,853)          (35,870)
Earnings before taxes                         570,681           578,611            125,199           265,884
Provision for income taxes                    228,272           231,444             50,080           106,354
      Net earnings                    $       342,409   $       347,167    $        75,119   $       159,530
===================================== ================= ================== ================= ================
Basic earnings per share              $          .05    $          .05     $          .01    $          .02
Diluted earnings per share            $          .05    $          .05     $          .01    $          .02
Weighted average number of shares
outstanding:
   Basic                                    7,001,250         6,931,667          7,001,250         6,938,333
   Diluted                                  7,210,908         7,281,210          7,157,213         7,314,559
===================================== ================= ================== ================= ================

            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 December 31, 2000         June 30, 2000
                                                                 -----------------         -------------
                                                                    (Unaudited)
ASSETS
------

CURRENT ASSETS
Cash and cash equivalents                                         $      277,163            $     982,588
Accounts receivable, net                                               2,433,877                2,065,761
Inventories                                                            4,773,065                4,103,680
Current portion of lease and mortgages receivables                       350,163                  105,394
Deferred income taxes                                                     46,135                   46,135
Prepaid expenses and other                                               209,138                  270,170
Total current assets                                                   8,089,541                7,573,728

Lease and mortgages receivables
    due after one year                                                    36,250                   45,519

Equipment and improvements- net of accumulated depreciation
    and amortization                                                     321,133                  340,342

Franchise, trademarks and other
    intangible assets, net                                               658,087                  621,941
Deferred tax asset                                                         2,514                    2,514

                                                                  $    9,107,525             $  8,584,044

            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               December 31, 2000         June 30, 2000
                                                               -----------------         -------------
                                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS'
         EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                            $     1,063,241           $     1,301,537
Current portion of bank loan                                             480,000                   480,000
Line of credit                                                           694,503
Customer deposits                                                        609,954                   374,396
Income taxes payable                                                           -                   281,944
              Total current liabilities                                2,847,698                 2,437,877

Long term loan less current portion                                      920,000                 1,160,000

              Total liabilities                                        3,767,698                 3,597,877

SHAREHOLDERS' EQUITY

Common stock, $.025 par value; 15,000,000
    shares authorized; 7,001,250 and 6,990,000
    shares issued and outstanding at December 31,
    and June 30, 2000 respectively, including
    26,250 shares held in treasury                                       175,688                   175,406
Additional paid-in capital                                             2,048,571                 2,037,602
Retained earnings                                                      3,115,568                 2,773,159
                                                                 --------------            ---------------

              Total shareholders' equity                               5,339,827                 4,986,167
                                                                 --------------            ---------------

                                                                 $    9,107,525            $     8,584,044
                                                                 ==============            ===============

            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six months ended       Six months ended
                                                                    December 31, 2000      December 31, 1999
                                                                       (Unaudited)            (Unaudited)
                                                                       -----------            -----------
Operating Activities:
   Net earnings                                                   $         342,409      $         347,167
     Adjustments to reconcile net earnings to net cash
       (used) provided by operating activities:
         Bad debt expense                                                   172,878                  3,641
         Depreciation and amortization                                       77,791                 62,578
           Net changes in operating assets and liabilities:
              (Increase) decrease in:
                Accounts, mortgages and lease receivables                  (776,494)               432,108
                Inventories                                                (669,385)              (408,048)
                Prepaid expenses and other assets                            61,032                  5,970
              Increase(decrease)in:
                Accounts payable and accrued expenses                      (238,296)              (279,416)
                Customer deposits                                           235,558                 76,960
                Income taxes payable                                       (281,944)               (45,881)
Net cash (used) provided by operating activities                         (1,076,451)               195,079

Investing activities:
   Capital expenditures                                                     (94,727)               (91,341)
   Acquisition of franchise and license agreements                                                (550,000)
Net cash used by investing activities                                       (94,727)              (641,341)

Financing activities
   Payments on term loan                                                   (240,000)              (240,000)
   Borrowings under line of credit                                          694,503                 64,000
   Proceeds from exercise of stock options                                   11,250                 20,000
Net cash provided (used) by financing activities                            465,753               (156,000)

Net decrease in cash and cash equivalents                                  (705,425)              (602,262)
Cash and cash equivalents at beginning of period                            982,588                964,768

Cash and cash equivalents at end of period                        $         277,163      $         362,506
================================================================= ====================== ======================

Supplemental information:
Cash paid for interest                                            $          75,343      $          84,228
Cash paid for income taxes                                                  586,610                277,325

            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1) - General: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000. The June 30, 2000 balance sheet information is derived from audited consolidated financial statements in the Company's Annual Report on Form 10-KSB as of that date.

Note (2) - New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 was amended by SFAS 138 in June 1999 and is effective, as amended, for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have a material impact on the Company's earnings or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company implemented SAB 101 effective July 1, 2000, and its adoption did not have a material impact on the Company's earnings or financial position.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS No. 125 and is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not materially impact the Company's earnings or financial position.

In March 2000, the FASB issued FASB Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 was effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. The adoption of Interpretation 44 did not have an impact on the Company's consolidated financial statements.

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

Financial information for the Company's business segments is as follows:

                                                   For the six months               For the three months
                                                    ended December 31,               ended December 31,
                                                 2000             1999            2000             1999
                                                      (Unaudited)                      (Unaudited)
------------------------------------------- -------------------------------- --------------------------------
Revenues:
   Commercial and industrial laundry and
     dry cleaning equipment                 $   7,711,508      $ 7,361,501     $ 3,908,420      $ 3,421,765
   License and franchise operations               305,657          113,949         100,938           73,710
   Manufacturing and sales of telephone
     test equipment                             1,455,369        1,564,972         547,825          810,179
------------------------------------------- ---------------- --------------- ---------------- ---------------
Total revenues                              $   9,472,534      $ 9,040,422     $ 4,557,183      $ 4,305,654
=========================================== ================ =============== ================ ===============

Operating income (loss)
   Commercial and industrial laundry and
     dry cleaning equipment                 $     534,698    $     694,977   $     274,391    $     334,752
   License and franchise operations               223,697           59,343          46,817           42,717
   Manufacturing and sales of telephone
     test equipment                              (132,313)        (106,574)       (165,156)         (75,715)
------------------------------------------- ---------------- --------------- ---------------- ---------------
Total operating income (loss)               $     626,082          647,746   $     156,052    $     301,754
=========================================== ================ =============== ================ ===============
                                                          December 31, 2000             June 30, 2000
                                                             (Unaudited)
Identifiable assets:
   Commercial and industrial laundry and dry
     cleaning equipment                              $           5,952,930        $          5,043,287
   License and franchise operations                                848,414                     981,505
   Manufacturing and sales of telephone test
     equipment                                                   2,306,181                   2,559,252
---------------------------------------------------- ---------------------------- ---------------------------
Total assets                                         $           9,107,525        $          8,584,044
==================================================== ============================ ===========================

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the six months ended December 31, 2000, cash decreased by $705,425, compared to a decrease of $602,262 for the six month period ended December 31, 1999.

For the first six months of fiscal 2001, operating activities used cash of $1,076,451, principally to support an increase in accounts, mortgages and lease receivables ($776,494) and inventories ($669,385) and to reduce accounts payable and accrued expenses ($238,296) and income taxes payable ($281,944). These uses were partially offset by the Company's net income of $342,409, non-cash expenses of $77,791 for depreciation and amortization and $172,878 in the allowance for bad debts. Additional cash was provided by an increase in customer deposits ($235,558) and a decrease in prepaid expenses ($61,032).

Of the cash generated by operating activities for the first six months of fiscal 2000 ($195,079), $347,167 was provided by net income and $62,578 and $3,641 was adjusted for non-cash expenses for depreciation and amortization and bad debts, respectively. Additional cash was provided by a decrease in accounts, mortgages and lease receivables ($432,108), pre-paid expenses ($5,970) and customer deposits ($76,960). Cash was also used to support an increase in inventories ($408,048) and to decrease accounts payable and accrued expenses ($279,416) and income taxes payable ($45,881).

For the first six months of fiscal 2001, investing activities used cash of $94,727 to purchase capital assets. During the six month period ended December 31, 1999, investing activities used cash of $641,341 to fund the acquisition of certain assets of DRYCLEAN USA Company, including the worldwide rights to the name DRYCLEAN USA and existing franchise and license agreements, for $550,000 and $91,341 to purchase other capital assets.

Financing activities for the first six months of fiscal 2001 provided cash of $465,753 principally due to the borrowing of $694,503 under the Company's line of credit and $11,250 from the exercise of stock options. This was offset by the monthly installment payments on the Company's term loan (an aggregate payment of $240,000). During the same period of fiscal 2000, financing activities used cash of $156,000, mostly to make payments on the Company's term loan ($240,000), which was offset, in part, by borrowing $64,000 under the Company's line of credit and $20,000 received from the exercise of stock options.

The Company believes that its present cash, cash it expects to generate from operations and the remaining cash available ($1,555,497) for borrowing under its $2,250,000 line of credit will be sufficient to meet its operational needs.

RESULTS OF OPERATIONS
---------------------

Total revenues for the six and three month periods ended December 31, 2000 increased by $432,112 (4.8%) and $251,529 (5.8%), respectively, over the same periods of fiscal 2000. For the six month period revenues of the laundry and dry cleaning equipment segment increased by $350,007 (4.8%) primarily due to increased sales of dry cleaning machines partially offset by reduced sales of boiler equipment. For the three month period sales of laundry and dry cleaning equipment increased by $486,655 (14.2%) mostly due to increased sales volume of dry cleaning machines, which offset a decrease in sales of boiler equipment and parts. The Company's license and franchise segment, which was acquired in July 1999, increased its revenues by $191,708 (168.2%) and $27,228 (36.9%) for the six and three month periods, respectively, mostly due to increased initial fees and increased royalty payments. Sales of the Company's telecommunications segment decreased by $109,603 (7.0%) and $262,354 (32.4%) for the six and three month periods, respectively. The decrease in sales is believed to be attributable to an industry slowdown coupled with historical year end budget constraints of telephone companies (which did not seem to apply in fiscal 2000).

Costs of goods sold, expressed as a percentage of net sales, increased to 71.8% and 72.5% for the six and three month period, respectively, of fiscal 2001 from 70.8% and 68.8% for the comparable periods of fiscal 2000. The increase for both periods was mostly due to the reduced sales volume of the telecommunications segment which affected the segment's ability to absorb its fixed expenses.

Selling, general and administrative expenses increased by $232,214 (10.9%) and $77,111 (6.8%) for the six and three month periods, respectively, in fiscal 2001 from the comparable periods of fiscal 2000. The increase in both periods was mostly attributed to increases in the allowance for bad debts at the commercial and industrial laundry and dry cleaning segment and increased advertising expenses in the telecommunication segment. The increase in the reserve for bad debts was primarily attributable to a $75,000 reserve against accounts receivable from an entity controlled by one of the Company's principal shareholders.

Research and development expenses, which relate solely to the telecommunications operations, decreased by $69,299 (53.8%) and $33,560 (50.5%) for the six and three month periods, respectively, from the same periods of a year ago. These reductions are mainly due to a reduction in salary expense while the segment is continuing its search for a new Director of Engineering.

Interest income increased by $4,849 (32.1%) and $475 (8.3%) for the six and three month periods, respectively, of fiscal 2001, over the comparable periods of fiscal 2000 as a result of increased mortgages and interest earned on daily bank balances.

Interest expense decreased by $8,885 (10.5%) and $4,542 (10.9%) for the six and three month periods, respectively, of fiscal 2001 over the same periods of fiscal 2000 attributable to a reduction in outstanding debt, which was partially offset by higher interest rates and increased borrowing against the Company's line of credit.

The effective tax rate used in each of the periods was 40%

Inflation has not had a significant effect on the Company's operations during the reported periods.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 was amended by SFAS 138 in June 1999 and is effective, as amended, for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 did not have a material impact on the Company's earnings or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company implemented SAB 101 effective July 1, 2000, and its adoption did not have a material impact on the Company's earnings or financial position.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS No. 125 and is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not materially impact the Company's earnings or financial position.

In March 2000, the FASB issued FASB Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 was effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. The adoption of Interpretation 44 did not have an impact on the Company's consolidated financial statements.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

The Company's wholly-owned subsidiary, Steiner-Atlantic Corp. ("Steiner-Atlantic") was named as one of 17 defendants in an Amended Original Petition filed in the District Court of Harris County, Texas on or about August 17, 2000 by 8880 Bellaire LP, the owner of a shopping center at 8880 Bellaire, Houston, Texas (the "Property"). The plaintiff alleges, among other things, that Steiner-Atlantic and another defendant were sellers of dry cleaning equipment manufactured by other defendants that was used at the Property by other defendants who, over a period of approximately 20 years, were the tenants (or, in one case, a lease guarantor) operating a series of retail dry cleaning establishments at the Property. The plaintiff alleges that the groundwater and/or soil beneath the Property was contaminated as a result of leaks, discharges and/or spills of contaminants caused by the defendants' manufacture, sale and/or use of the dry cleaning equipment. The plaintiff seeks an unspecified amount of damages for the alleged diminution in value of the Property, the cost of clean up and remediation and restrictions on the plaintiff's right to capture the groundwater beneath the Property and its future use, exemplary damages, interest, attorneys fees, costs and such other relief to which plaintiff may be entitled. The Company believes that, if it is found liable for any damages, such amounts would be covered by insurance or under indemnification from the equipment manufacturer. The Company also does not expect to incur significant defense costs.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 13, 2001                DRYCLEAN USA, Inc.


                                          By: /s/ Vernerando J. Indelicato
                                             ----------------------------------
                                                   Venerando J. Indelicato
                                                   Treasurer and Chief Financial
                                                    Officer