Form 10QSB
period 2001-03-31
DRYCLEAN USA INC
filed 2001-05-11
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the nine months ended March 31, 2001

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

                                 Not Applicable
                                  (Former name)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 7,001,250 shares outstanding as of May 8, 2001.


DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF  INCOME

----------------------------------------- --------------------------------- ---------------------------------
                                                For the nine months               For the three months
                                                  ended March 31,                   ended March 31,
                                               2001             2000             2001             2000
                                                    (Unaudited)                       (Unaudited)
----------------------------------------- --------------------------------- ---------------------------------
Sales                                        $13,549,820      $13,726,000     $  4,613,841       $5,085,375
Franchise and license fees and other
   income                                        656,130          584,386          119,574          184,589
Total revenues                                14,205,950       14,310,386        4,733,415        5,269,964
                                              ----------       ----------        ---------        ---------
Cost of goods sold                             9,867,432        9,696,738        3,451,341        3,571,508
Selling, general and administrative
   expenses                                    3,450,752        3,268,310        1,079,910        1,129,686
Research and development                          93,076          198,537           33,554           69,716
                                              ----------       ----------        ---------        ---------
          Total                               13,411,260       13,163,585        4,564,805        4,770,910

     Operating income                            794,690        1,146,801          168,610          499,054

Other income (expenses)
Interest income                                   25,082           21,092            5,140            5,999
Interest expense                                (111,140)        (124,461)         (35,798)         (40,233)
                                              ----------       ----------        ---------        ---------
          Total                                  (86,058)        (103,369)         (30,658)         (34,234)

Earnings before taxes                            708,632        1,043,432          137,952          464,820
Provision for income taxes                       283,453          417,373           55,181          185,928
                                              ----------       ----------        ---------        ---------
     Net earnings                            $   425,179      $   626,059     $     82,771       $  278,892
========================================= ================ ================ ================ ================
Basic earnings per share                    $        .06     $        .09     $        .01     $        .04
Diluted earnings per share                  $        .06     $        .09     $        .01     $        .04

Weighted average number of shares
   outstanding

Basic                                          7,001,250        6,940,556        7,001,250        6,958,333
Diluted                                        7,170,335        7,338,037        7,049,881        7,431,297
========================================= ================ ================ ================ ================

                           See Notes to Condensed Consolidated Financial Statements.

                                                     -2-

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      March 31, 2001        June 30, 2000
                                                                      --------------        -------------
                                                                       (Unaudited)
ASSETS
------
CURRENT ASSETS
Cash and cash equivalents                                              $     322,687          $    982,588
Accounts receivable, net                                                   1,949,117             2,065,761
Inventories                                                                4,334,352             4,103,680
Current portion of lease, notes and mortgages
   receivables                                                               384,687               105,394
Deferred income taxes                                                         46,135                46,135
Prepaid expenses and other                                                   177,391               270,170
                                                                       -------------         -------------
              Total current assets                                         7,214,369             7,573,728

Lease, notes and mortgages receivables due after
   one year                                                                   20,171                45,519

Equipment and improvements - net of
   accumulated depreciation and
   amortization                                                              355,799               340,342


Franchise, trademarks and other intangible                                   635,233               621,941
   assets, net
Deferred tax asset                                                             2,514                 2,514
                                                                      --------------        --------------
                                                                          $8,228,086            $8,584,044
                                                                      ==============        ==============

                         See Notes to Condensed Consolidated Financial Statements.

                                                    -3-

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      March 31, 2001        June 30, 2000
                                                                      --------------        -------------
                                                                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued expenses                                    $ 1,069,667           $ 1,301,537
Current portion of bank loan                                                 480,000               480,000
Customer deposits                                                            455,822               374,396
Income taxes payable                                                        -                      281,944
                                                                   ------------------        -------------
              Total current liabilities                                    2,005,489             2,437,877

Long term loan less current portion                                          800,000             1,160,000
                                                                      --------------          ------------

              Total liabilities                                            2,805,489             3,597,877

SHAREHOLDERS' EQUITY
Common stock, $.025 par value; 15,000,000 shares authorized; 7,027,500 and 7,016,250 shares issued and outstanding at March 31, 2001 and June 30, 2000 respectively, including 26,250

   shares held in treasury                                                   175,688               175,406
Additional paid-in capital                                                 2,048,571             2,037,602
Retained earnings                                                          3,198,338             2,773,159
                                                                         -----------           -----------

Total shareholders' equity                                                 5,422,597             4,986,167
                                                                        ------------         -------------

                                                                         $ 8,228,086           $ 8,584,044
                                                                         ===========           ===========

                         See Notes to Condensed Consolidated Financial Statements.

                                                    -4-

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine months ended    Nine months ended
                                                                        March 31,            March 31,
                                                                          2001                  2000
                                                                       (Unaudited)          (Unaudited)
                                                                       -----------          -----------
Operating activities:
   Net earnings                                                       $    425,179         $    626,059

     Adjustments to reconcile net earnings to net cash (used) provided by operating activities:

        Bad debt expense                                                   180,241                3,641
        Depreciation and amortization                                      118,455               98,229
           Net changes in operating assets and liabilities:
             (Increase) decrease in:
              Accounts, mortgages and lease receivables                   (317,539)            (152,554)
              Inventories                                                 (230,672)             (27,759)
              Prepaid expenses and other assets                             92,779              (30,833)
             Increase (decrease) in:
              Accounts payable and accrued expenses                       (231,870)              40,585
              Customer deposits                                             81,426               (1,670)
              Income taxes payable                                        (281,944)             140,048
                                                                      -------------        ------------
Net cash (used) provided by operating activities                          (163,945)             695,746
                                                                      -------------        ------------

Investing activities:
   Capital expenditures                                                   (147,206)            (733,292)
                                                                      -------------        -------------
Net cash used by investing activities                                     (147,206)            (733,292)
                                                                      -------------        -------------

Financing activities
   Payments on term loan                                                  (360,000)            (360,000)
   Proceeds from exercise of stock options                                  11,250               50,000
                                                                     ---------------     --------------
Net cash used by financing activities                                     (348,750)            (310,000)
                                                                      -------------       --------------

Net decrease in cash and cash equivalents                                 (659,901)            (347,546)
Cash and cash equivalents at beginning of period                           982,588              964,768
                                                                     --------------      --------------

Cash and cash equivalents at end of period                            $    322,687        $     617,222
================================================================== ==================== =====================

Supplemental information:
    Cash paid for interest                                            $    111,140        $     124,461
    Cash paid for income taxes                                             635,950              277,325

                           See Notes to Condensed Consolidated Financial Statements.

                                                     -5-

                                DRYCLEAN USA INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1) General: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000. The June 30, 2000 balance sheet information was derived from audited consolidated financial statements in the Company's Annual Report on Form 10-KSB as of that date.

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

In March 2000, the FASB issued FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation." Interpretation 44 was effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. The adoption of Interpretation 44 did not have an impact on the Company's consolidated financial statements.

Note (3) Segment Information: The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

Note (3) continued

Financial information for the Company's business segments is as follows:

                                                For the nine months               For the three months
                                                  ended March 31,                   ended March 31,
                                               2001             2000             2001             2000
                                                    (Unaudited)                       (Unaudited)
----------------------------------------- --------------------------------- ---------------------------------
Revenues
   Commercial and industrial laundry
     and drycleaning equipment            $   11,642,493   $   11,558,495   $    3,930,987   $    4,196,994
   Manufacturing and sales of telephone
     test equipment                            2,186,645        2,521,771          731,276          956,799
   License and franchise operations              376,812          230,120           71,152          116,171
----------------------------------------- ---------------- ---------------- ---------------- ----------------
Total revenues                            $   14,205,950   $   14,310,386   $    4,733,415   $    5,269,964
========================================= ================ ================ ================ ================

Operating income (loss)
   Commercial and industrial laundry
     and drycleaning equipment            $      708,184   $    1,052,403   $      173,487   $      359,426
   Manufacturing and sales of telephone
     test equipment                             (169,509)         (27,491)         (37,195)          79,082
   License and franchise operations              256,015          121,889           32,318           62,546
----------------------------------------- ---------------- ---------------- ---------------- ----------------
Total operating income                    $      794,690   $    1,146,801   $      168,610   $      501,054
========================================= ================ ================ ================ ================

                                                  March 31, 2001
                                                    (Unaudited)                      June 30, 2000
Identifiable assets:
   Commercial and industrial laundry
     and drycleaning equipment            $            5,017,149            $            5,043,287
   Manufacturing and sales of telephone
     test equipment                                    2,402,721                         2,559,252
   License and franchise operations                      808,216                           981,505
----------------------------------------- --------------------------------- ---------------------------------
Total assets                              $            8,228,086            $            8,584,044
========================================= ================================= =================================

                      Management's Discussion and Analysis
                              Or Plan of Operation

Liquidity and Capital Resources
-------------------------------

For the nine months ended March 31, 2001, cash decreased by $659,901 compared to a decrease of $347,546 for the nine month period ended March 31, 2000.

For the first nine months of fiscal 2001, operating activities used cash of $163,945, principally to support an increase in accounts, mortgages and lease receivables ($317,539) and inventories ($230,672) and to reduce accounts payable and accrued expenses ($231,870) and income taxes payable ($281,944). These uses were partially offset by the Company's net income of $425,179, non-cash expenses of $118,455 for depreciation and amortization and $180,241 for bad debt expense. Additional cash was provided by an increase in customer deposits ($81,426) and a decrease in pre-paid expenses ($92,779).

Of the $695,746 of cash generated by operating activities for the first nine months of fiscal 2000, $626,059 was provided by net income and $98,229 and $3,641 was derived from non-cash expenses for depreciation and amortization and bad debts, respectively. Additional cash was used by an increase in accounts, mortgages and lease receivables ($152,554), inventories ($27,759), pre-paid expenses ($30,833) and a decrease in customer deposits ($1,670). Cash was also provided by an increase in accounts payable and accrued expenses ($40,585) and income taxes payable ($140,048).

For the first nine months of fiscal 2001, investing activities used cash of $147,206 to purchase capital assets. During the nine month period ended March 31, 2000, investing activities used cash of $733,292 to fund the acquisition of DRYCLEAN USA License Corp. for $550,000 and $91,341 for transaction costs, $80,000 to acquire the rights to certain products already marketed by the telecommunications segment under a royalty agreement and $11,951 to purchase other capital assets.

Financing activities, for the first nine months of fiscal 2001, used cash of $348,750 principally to make payments on the Company's term loan ($360,000) which was partially offset by $11,250 obtained from the exercise of stock options. During the same period of fiscal 2000, financing activities used cash of $310,000, with payments on the Company's term loan ($360,000) being offset, in part, by $50,000 obtained from the exercise of stock options.

The Company believes that its present cash, cash it expects to generate from operations and borrowings available under its $2,250,000 line of credit will be sufficient to meet its operational needs. The Company has no present borrowings outstanding under this line of credit (which, as extended, matures on October 30, 2001, subject to renewal at the discretion of the lender). As to the $1,280,000 principal amount outstanding under its term loan at March 31, 2001, the Company is required to make monthly payments of $40,000 until January 2002, when the remaining $960,000 will become due. The Company believes it will be able to refinance such debt at that time.

Results of Operations
---------------------

Total revenues for the nine and three month periods ended March 31, 2001 decreased by $104,436 (.7%) and $536,549 (10.2%), respectively, from the same periods of fiscal 2000. For the nine month period in fiscal 200l, revenues of the laundry and dry cleaning equipment segment increased by $83,998 (.7%) primarily due to increased sales of dry cleaning machines, partially offset by reduced sales of boiler equipment. For the three month period, revenues of this segment decreased by $266,007 (6.3%) mostly due to a decrease in dry cleaning equipment sales. Sales of the Company's telecommunications segment decreased by $335,126 (13.3%) and $225,523 (23.6%) for the nine and three month periods in fiscal 2001, respectively. The decrease in sales for each period is believed attributable to an industry slowdown. Although the telecommunication segment implemented some selective price increases on January 1, 2001, its effect on results of operations for the three and nine month reported periods were not material. The Company's license and franchise segment, which was acquired in July 1999, increased its revenues by $146,692 (63.7%) for the nine month period , mostly due to increased initial fees and increased royalty payments. However, revenues for the three month period decreased by $45,019 (38.8%) , primarily as a result of the opening of a fewer number of licensed and franchised units in the period compared to the similar period in the prior year.

Costs of goods sold, expressed as a percentage of net sales, increased to 72.8% and 74.8% for the nine and three month periods, respectively, of fiscal 2001 from 70.6% and 70.2% for the comparable periods of fiscal 2000. The increase for both periods was mostly due to the reduced sales volume of the telecommunications segment which affected the segment's ability to absorb its fixed expenses.

Selling, general and administrative expenses increased by $182,442 (5.6%) for the first nine months of fiscal 2001 over the same period of fiscal 2000 primarily as a result of an increase in the allowance for bad debts in the commercial and industrial laundry and dry cleaning segment and increased selling expenses in the telecommunications segment. The increase in the reserve for bad debts was primarily attributable to a $75,000 reserve against accounts receivable from an entity controlled by one of the Company's principal shareholders. Selling, general and administrative expenses decreased by $49,776 (4.4%) for the three months ended March 31, 2001 principally due to reduced expenses for commissions, exhibits and conventions in the dry cleaning and laundry equipment segment, which offset an increase in selling expense for the telecommunications segment.

Research and development expenses, which relate solely to the telecommunications segment, decreased by $105,461 (53.1%) and $36,162 (51.9%) for the nine and three month periods, respectively, from the same periods in the prior year. These reductions were mainly due to a reduction in salary expense while the Company is continuing its search for a new Director of Engineering.

Interest income increased by $3,990 (18.9%) for the nine month period, but decreased by $859 (14.3%) for the three month period of fiscal 2001 compared to the same periods of fiscal 2000. The increase for the nine month period was due primarily to an increase in mortgage loans made by the Company during the first six months of fiscal 2001. The decrease for the third quarter of fiscal 2001 was due to a reduction in interest earned on daily bank balances.

Interest expense decreased by $13,321 (10.7%) and $4,435 (11.0%) for the nine and three month periods, respectively, of fiscal 2001 from the same periods of fiscal 2000 due to a reduction in outstanding debt and reduced interest rates, partially offset by periodic borrowings against the Company's line credit.

The effective tax rate used in each of the periods was 40%.

Effects of Inflation
--------------------

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

In March 2000, the FASB issued FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation." Interpretation 44 was effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. The adoption of Interpretation 44 did not have an impact on the Company's consolidated financial statements.

Forward Looking Statements
--------------------------

         Certain statements in this Report under the caption "Management's Discussion and Analysis of Financial Condition or Plan of Operation" are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). When used in this Report, words such as "may," "should," "seek," "believe," "expect," anticipate," "estimate," "project," "intend," "strategy" and "pro forma" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others: general economic and business conditions, as well as industry conditions and trends, including supply and demand; changes in business strategies or development plans; the availability, terms and deployment of debt and equity capital; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the equipment and raw materials purchased by the Company; relative values of the United States currency to currencies in the countries in which the Company's customers, suppliers and competitors are located; availability of qualified personnel; and changes in, or the failure to comply with, government regulation, principally environmental regulations. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

                           PART II - OTHER INFORMATION

                                 Not Applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 11, 2001                          DRYCLEAN USA, Inc.


                                               By:/s/ Venerando J. Indelicato
                                                  -----------------------------
                                                  Venerando J. Indelicato
                                                  Treasurer and Chief Financial
                                                     Officer