Form 10KSB
period 2001-06-30
DRYCLEAN USA INC
filed 2001-09-28
CIK 65312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

For the fiscal year ended June 30, 2001

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

Commission file number 0-9040

                               DRYCLEAN USA, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)
                  Delaware                              11-2014231
-----------------------------------------        ----------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

        290 N.E. 68th Street, Miami, Florida               33138
-----------------------------------------        ----------------------------
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Company's revenues for its fiscal year ended June 30, 2001 were $18,720,982.

         The aggregate market value as at September 14, 2001 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $1,200,000, calculated on the basis of the mean between the high and low sales prices of the Company's Common Stock on the American Stock
Exchange on that date. Such market value excludes shares owned by all executive officers and directors (and their spouses); this should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's Common Stock as at September 17, 2001 was 7,027,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's Proxy Statement relating to its 2001 Annual
Meeting of Stockholders are incorporated by reference into Items 10, 11 and 12 in Part III of this Report.

Transitional Small Business Disclosure Format   Yes [  ]   No  [X]

                           FORWARD LOOKING STATEMENTS

         CERTAIN STATEMENTS IN THIS REPORT UNDER THE CAPTIONS "ITEM 1. BUSINESS," "ITEM 2. PROPERTIES" AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION," ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). WHEN USED IN THIS REPORT, WORDS SUCH AS "MAY," "SHOULD," "SEEK," "BELIEVE," "EXPECT," ANTICIPATE," "ESTIMATE," "PROJECT," "INTEND," "STRATEGY" AND "PRO FORMA" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS, OPERATIONS, BUSINESS STRATEGIES, OPERATING RESULTS AND FINANCIAL POSITION. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS, TRENDS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY TRENDS AND RESULTS, TO DIFFER MATERIALLY FROM THE FUTURE RESULTS, TRENDS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS: GENERAL ECONOMIC AND BUSINESS CONDITIONS, AS WELL AS INDUSTRY CONDITIONS AND TRENDS, INCLUDING SUPPLY AND DEMAND; CHANGES IN BUSINESS STRATEGIES OR DEVELOPMENT PLANS; THE AVAILABILITY, TERMS AND DEPLOYMENT OF DEBT AND EQUITY CAPITAL; TECHNOLOGY CHANGES; COMPETITION AND OTHER FACTORS WHICH MAY AFFECT PRICES WHICH THE COMPANY MAY CHARGE FOR ITS PRODUCTS AND ITS PROFIT MARGINS; THE AVAILABILITY AND COST OF THE EQUIPMENT AND RAW MATERIALS PURCHASED BY THE COMPANY; RELATIVE VALUES OF THE UNITED STATES CURRENCY TO CURRENCIES IN THE COUNTRIES IN WHICH THE COMPANY'S CUSTOMERS, SUPPLIERS AND COMPETITORS ARE LOCATED; AVAILABILITY OF QUALIFIED PERSONNEL; CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATION, PRINCIPALLY ENVIRONMENTAL REGULATIONS; AND THE COMPANY'S ABILITY TO SUCCESSFULLY INTRODUCE, MARKET AND SELL AT ACCEPTABLE PROFIT MARGINS ITS NEW GREEN JET(TM) DRY CLEANING MACHINES. THESE AND CERTAIN OTHER FACTORS ARE DISCUSSED IN THIS REPORT AND FROM TIME TO TIME IN OTHER COMPANY REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT ASSUME AN OBLIGATION TO UPDATE THE FACTORS DISCUSSED IN THIS REPORT OR SUCH OTHER REPORTS.

                                     PART I
                                     ------

ITEM 1.           BUSINESS.
                  ---------

GENERAL
-------

         The Company was incorporated under the laws of the State of Delaware on June 30, 1963 under the name Metro-Tel Corp. The Company changed its name to DRYCLEAN USA, Inc. on November 7, 1999 to reflect a change in the primary nature of its consolidated operations which had occurred since November 1, 1998.

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

         Steiner is a supplier of dry cleaning equipment, industrial laundry equipment and steam boilers to customers, including customers of its DRYCLEAN USA Franchise Company subsidiary, in the United States, the Caribbean and Latin American markets. This aspect of Steiner's services includes: (1) designing and planning "turn-key" laundry and/or dry cleaning systems to meet the layout, volume and budget needs of a variety of institutional and retail customers, (2) supplying replacement equipment and parts to its customers, (3) providing warranty and preventative maintenance through factory-trained technicians and service managers, (4) selling its own line of dry cleaning systems under its Aero-Tech brand name; and (5) selling process steam systems and boilers.

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

         In February 2001, Steiner formed DRYCLEAN USA Development Corp. as a new subsidiary to develop new turn-key dry cleaning establishments for resale to third parties. During fiscal 2001, activities of this subsidiary were limited to entering into leases in two commercial shopping centers in South Florida for locations intended to be developed into dry cleaning establishments and sold to third parties.

         The Company's Metro-Tel division is engaged in the manufacture and sale of telephone test and customer premise equipment utilized by telephone and telephone interconnect companies in the installation and maintenance of telephone equipment. Through internal research and development and through acquisition, Metro-Tel has added various product lines to its telephone test and customer premise product lines. The Company has retained an investment banking firm to consider alternatives for its telecommunications segment, which could involve the sale of the segment.

STEINER'S OPERATIONS
--------------------

         History. Steiner was founded in 1960 by William K. Steiner, initially operating as a distributor of dry cleaning systems and boilers, and as a rebuilder of laundry, dry cleaning and boiler equipment. Steiner expanded in 1972, when it began distributing institutional laundry equipment to hotels, motels and hospitals. In 1980, Steiner began importing dry cleaning systems from an English manufacturer and, four years later, Steiner replaced this manufacturer with a relationship with an Italian manufacturer of dry cleaning systems. In 1990, Steiner established its own branded product line with the introduction of an updated dry cleaning system under the Aero-Tech label.

         Product Lines. Steiner offers a broad line of laundry and dry cleaning equipment and steam boilers, as well as a comprehensive parts and accessories inventory. Steiner's laundry equipment features washers and dryers, including coin-operated machines, boilers, water reuse and heat reclamation systems, flatwork ironers and automatic folders. Steiner's dry cleaning equipment includes dry cleaning machines, garment presses, finishing equipment, and sorting and distributing conveyors. Substantially all of the Company's dry cleaning equipment sold under the Aero-Tech label is currently manufactured exclusively for Steiner in Italy.

         In fiscal 2000, Steiner's Aero-Tech division entered into a license agreement with Green Earth Solutions to use the Green Earth cleaning system in Steiner's Green Jet(TM) dry cleaning machines. This new machine not only cleans garments efficiently, but it also eliminates the use of perchloroethylene (Perc) in the cleaning process, thereby eliminating the health and environmental concerns that Perc poses to our customers and their landlords. It also alleviates flammability, odor and cost issues inherent in alternative solvents and cleaning processes. Patents have been applied for to protect this innovative approach to garment cleaning. Production has started and first deliveries are expected to start during the second quarter of fiscal 2002. The machine will be sold through distributors and dealers throughout the United States, South America and Asia.

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

         In February 2001, Steiner formed DRYCLEAN USA Development Corp., a new subsidiary to develop new turn-key dry cleaning establishments for resale to third parties. DRYCLEAN USA Development Company did not contribute revenues in fiscal 2001. During fiscal 2001, activities of this subsidiary were limited to entering into leases in two commercial shopping centers in South Florida for locations intended to be developed into dry cleaning establishments and sold to third parties.

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

         Customers and Markets. Steiner's customer base consists of approximately 500 customers in the United States, the Caribbean and Latin America, including independent and franchise dry cleaning chains and institutions, hotels, motels, hospitals, cruise lines, nursing homes, government institutions and distributors. No customer accounted for more than 10% of Steiner's revenues during the years ended June 30, 2001 or June 30, 2000.

         Sources of Supply. Steiner purchases laundry and dry cleaning systems, boilers and other products from a number of manufacturers, none of which accounted for more than 20% of Steiner's purchases for the years ended June 30, 2001 or June 30, 2000. Steiner has established long-standing relationships with many of the leading laundry, dry cleaning and boiler manufacturers. Steiner's management believes these supplier relationships provide Steiner with a substantial competitive advantage, including exclusivity in certain products and areas and favorable prices and terms. Therefore, the loss of a major vendor relationship could adversely affect Steiner's business. Historically, Steiner has not experienced difficulty in purchasing desired products from its suppliers and believes it has good working relationships with its suppliers.

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

         According to its arrangement with the Italian manufacturer, Steiner purchases dry cleaning systems in Italian lira. Imports into the United States are also affected by the cost of transportation, the imposition of import duties and increased competition from greater production demands abroad. The United States and Italy may, from time to time, impose new quotas, duties, tariffs or other restrictions or adjust prevailing quotas, duties or tariff levels, which could affect Steiner's margins on its Aero-Tech systems. United States customs duties presently are approximately 1% of invoice cost on dry cleaning systems. Steiner believes that if, for any reason its arrangement with its Italian manufacturer were to cease or in the event the cost of its Aero-Tech systems were to be adversely affected, it has the ability to have its Aero-Tech line manufactured by other international suppliers.

         Competition. The laundry and dry cleaning equipment distribution business is highly competitive and fragmented with over 100 full-line or partial-line equipment distributors in the United States. Steiner's management believes that no distributor supplies more than 6% of the market and that substantially all such distributors are independently owned and, with the exception of several regional distributors, operate primarily in local markets. Competition is based on price, product quality, delivery and support services provided by the distributor to the customer. In South Florida, Steiner's principal domestic market, Steiner's primary competition is derived from two full-line distributors which operate out of the Miami area. In the export market, Steiner competes with several distributors and anticipates increased competition as the export market grows. In its sale of its Aero-Tech line to its distributors on a national level, Steiner competes with over a dozen manufacturers of dry cleaning equipment whose products are distributed nationally. Steiner competes by offering an extensive product selection, value-added services, such as product inspection and quality assurance, toll-free customer support line, reliability, warehouse location, price and, with the Aero-Tech line, competitive special features and exclusivity.

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

METRO-TEL'S OPERATIONS.
-----------------------

         History. Since its inception in 1963, Metro-Tel has been engaged in the manufacture and sale of telephone test and customer premise equipment utilized by telephone and telephone interconnect companies in the installation and maintenance of telephone equipment. Through internal research and development and through acquisition, Metro-Tel has added various product lines to its telephone test and customer premise product lines. The Company has retained an investment banking firm to consider alternatives for its telecommunications segment, which could involve the sale of the segment.

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

         CUSTOMER PREMISE EQUIPMENT. Metro-Tel also manufactures and markets a line of telephone station and peripheral products. These products include a series of specialty telephone products, including call diverters (call forwarding devices used both by end-users and in telephone company central offices), and specialty telephones.

         OTHER PRODUCTS AND SERVICES. Additionally, Metro-Tel sells spare parts for its product lines and provides repair services for its products.

         Methods of Distribution. Metro-Tel presently sells its products through its own regional sales managers and sales representatives who assist Metro-Tel's national telephone equipment distributors. Sales managers are presently based in Georgia and the state of Washington. In addition, Metro-Tel maintains an in-house sales staff at its facilities in Milpitas, California.

         Principal Customers. Metro-Tel is not dependent upon any single customer. However, North Supply Company, a national distributor of telephone products, accounted for approximately 11% and 13% of Metro-Tel's net sales for the years ended June 30, 2001 and June 30, 2000, respectively, but less than 10% of the Company's consolidated revenues for those years. Metro-Tel believes that, should it for any reason lose either of these distributors, Metro-Tel could be adversely impacted although these sales would normally be absorbed by other Metro-Tel distributors. Ameritech, a Regional Bell Operating Company, accounted for 15.8% of Metro-Tel's net sales for the year ended June 30, 2001 but less than 10% of the Company's consolidated revenues for the year ended June 30, 2000.

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

         Research and Development. Metro-Tel is regularly engaged in the design of new products and improvement of existing products for all of its telecommunication equipment products lines. The amounts specifically allocated to research and development expenses for the years ended June 30, 2001 and 2000 were $126,679 and $231,219, respectively. The reduction in Research and Development was primarily due to reduced salary expense while Metro-Tel continues its search for a new Director of Engineering.

PATENTS AND TRADEMARKS
----------------------

         The Company is the owner of United States service mark registrations for the names Aero-Tech(R), Logitrol(R), Petro-Star(R), Aqua Star(R) and Enviro-Star(R), which are used in connection with its laundry ANd dry cleaning business lines, and of DRYCLEAN USA, which is licensed by it to retail dry cleaning establishments. Patents have been applied for to protect the Company's new Green Jet dry cleaning machines. The Company intends to use and protect these or related service marks, as necessary. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products.

         The Company has obtained a number of trademarks which are used to identify its telephone test and customer premise product lines. None of these trademarks is considered to be material to the Company's telecommunication's product lines. The Company also pays royalties to a third party under arrangements permitting the Company to manufacture certain products.

COMPLIANCE WITH ENVIRONMENTAL AND OTHER GOVERNMENT LAWS AND REGULATIONS
-----------------------------------------------------------------------

         Over the past several decades in the United States, federal, state and local governments have enacted environmental protection laws in response to public concerns about the environment. A number of industries, including the dry cleaning and laundry equipment industry, are subject to these evolving laws and implementing regulations. As a supplier to the industry, the Company serves customers who are primarily responsible for compliance with environmental regulations. Among the federal laws that the Company believes are applicable to the industry are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), which provides for the investigation and remediation of hazardous waste sites; The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), which regulates generation and transportation of hazardous waste as well as its treatment, storage and disposal; and the Occupation Safety and Health Administration Act ("OSHA"), which regulates exposure to toxic substances and other health and safety hazards in the workplace. Most states and a number of localities have laws that regulate the environment which are at least as stringent as the federal laws. In Florida, for example, in which a significant amount of the Company's dry cleaning and laundry equipment sales are made, environmental matters are regulated by the Florida Department of Environmental Protection which generally follows the Environmental Protection Agency's ("EPA") policy in the EPA's implementation of CERCLA and RCRA and closely adheres to OSHA's standards.

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

EMPLOYEES
---------

         The Company currently employs 55 employees on a full-time basis, of whom three are in executive management, 12 are engaged in sales and marketing, 20 are administrative and clerical, one is an engineer, 12 are engaged in production and seven are in warehouse support. Of the Company's employees, [35] are employed exclusively with respect to the Company's laundry and dry cleaning equipment operations, 18 are employed exclusively with respect to the Company's telecommunications equipment operations and two currently divide their time between the two operations. None of the Company's employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are satisfactory.

FOREIGN AND GOVERNMENT SALES
----------------------------

         Steiner's export sales of the Company's laundry and dry cleaning business were approximately $4,166,033 and $3,387,147 during the years ended June 30, 2001 and June 30, 2000, respectively. Such export sales were made principally to Latin America and the Caribbean. See "--Steiner's
Operations-Customers and Markets".

         Metro-Tel's export sales of telephone test and customer premise equipment were approximately $237,113 and $265,000 for the years ended June 30, 2001 and June 30, 2000, respectively. Such export sales were made principally to Europe, Canada and South America. Some of Metro-Tel's export sales are made through distributors and agents.

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

                                     PART II
                                     -------

ITEM 5.           MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
                  ------------------------------------------------------------

         The Company's Common Stock has been traded on the American Stock Exchange (the "Amex") under the symbol "DCU" since November 10, 1999 and on the Chicago Stock Exchange from January 11, 1999 until November 9, 1999 under the symbol "MTF" and thereafter under the symbol "DCU." From January 11, 1999 until November 9, 1999, the Company's Common Stock was also quoted on the Nasdaq Electronic Bulletin Board and prior thereto on The Nasdaq Stock Market Small Cap Market, each under the symbol "MTRO." The following table sets forth, for the Company's Common Stock, the high and low sales prices on the Amex since November 10, 1999, as reported by Amex, and high and low bid prices, as reported by Nasdaq, for the period prior thereto. The Nasdaq quotations are without retail markups, markdowns or commissions and may not represent actual transactions.

                                     HIGH               LOW
                                     ----               ---

         Fiscal 2000
         -----------
         First Quarter               $3.39             $1.75
         Second Quarter               2.88              1.00
         Third Quarter                5.88              1.25
         Fourth Quarter               3.88              1.31

         Fiscal 2001
         -----------
         First Quarter                2.63              1.50
         Second Quarter               1.63              1.00
         Third Quarter                1.56               .55
         Fourth Quarter                .90               .50

         As of September 17, 2001 there were approximately 881 holders of record of the Company's Common Stock.

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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
                  ---------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         For the year ended June 30, 2001, cash decreased by $606,676 compared to an increase of $17,820 for the year ended June 30, 2000.

         For fiscal 2001, operating activities provided cash of $4,209, principally as a result of net income ($122,471), adjusted for non-cash expenses for depreciation and amortization ($223,189), bad debts ($178,674), and provision for impairment of inventory ($195,513). Also, cash was provided by a decrease in other assets ($79,622) and increases in accounts payable and accrued expenses ($173,196) and customer's deposits and other ($198,902). These were partially offset by increases in accounts, notes and lease receivables ($129,225), inventories ($465,352), deferred income tax benefit ($33,474) and a decrease in income taxes payable ($539,307). The above mentioned fluctuations in operating assets and operating liabilities are primarily the result of ordinary timing differences. Income taxes used $539,307 compared to having provided $201,270 in the prior year primarily due to timing of estimated tax payments and the decline in profits the company experienced during the fourth quarter of fiscal 2001.

         Cash provided by operating activities in fiscal 2000 ($1,200,432) was principally as a result of net income ($965,449), non-cash expenses for depreciation and amortization ($139,033), bad debt expense ($20,614), deferred income taxes ($17,376), a decrease in inventories ($139,668), and increases in income taxes payable ($201,270) and customer deposits ($96,388), which were partially offset by increases in accounts and lease receivables ($287,783) and other assets ($126,285).

         Net cash used in investing activities in fiscal 2001 was $142,135, principally to purchase equipment. Net cash used in investing activities in fiscal 2000 was $767,612, principally due to the purchase of equipment ($137,612) and the acquisition of a franchise license for $550,000 and other licenses for $80,000.

         In fiscal 2001, financing activities used cash of $468,750, principally to make payments on the Company's term loan ($480,000), partially offset by $11,250 obtained from the exercise of stock options. Net cash used in financing activities in fiscal 2000 amounted to $415,000, resulting principally from payments on the Company's term loan ($480,000), partially offset by proceeds from the exercise of stock options ($65,000).

         The Company believes that its present cash ($375,912 at June 30, 2001), cash it expects to generate from operations and borrowings available under its $2,250,000 line of credit will be sufficient to meet its operational and capital expenditure needs. The Company has no present borrowings outstanding under this line of credit (which, as extended, matures on October 30, 2001, subject to renewal at the discretion of the lender), although the Company did borrow under this line of credit during fiscal 2001. The Company believes it will be able to negotiate a new line prior to that time. As to the $1,160,000 principal amount outstanding under its term loan at June 30, 2001, the Company is required to make monthly payments of $40,000 until January 2002, when the remaining $960,000 will become due. The Company believes it will be able to refinance such debt prior to that time. As of June 30, 2001, the Company was not in compliance with the above mentioned credit facilities' financial covenants. The bank has granted a waiver of the covenant violations.

RESULTS OF OPERATIONS
---------------------

         Total revenues for the fiscal year ended June 30, 2001 decreased by $803,517 (4.1%) from fiscal 2000. Revenues of the laundry and dry cleaning segment decreased by $132,264 (.9%), due primarily to an absence of management fees ($118,392 of management fees was earned in fiscal 2000) and a $113,262 reduction in brokerage commissions, which offset a $88,294 increase in equipment sales. Revenues from the Company's license and franchise segment, which was acquired in July 1999, decreased by $87,290 (16.3%), primarily as the result of the opening of a fewer number of licensed and franchised units. Sales of the Company's telecommunications segment decreased by $583,963 (16.7%) in fiscal 2001 from fiscal 2000, as a result of an industry-wide slowdown which became more acute during the company's fourth quarter. Although the telecommunications segment implemented some selective price increases on January 1, 2001, its effect on results of operations for the six month period was not material. The Company has retained an investment banking firm to consider alternatives for its telecommunications segment, which could involve the sale of the segment.

         Costs of goods sold, expressed as a percentage of sales, increased to 75.4% in fiscal 2001 from 71.6% in fiscal 2000. The increase was mostly due to the reduced sales volume of the telecommunications operations, which affected the segment's ability to absorb its fixed expenses, coupled with a $54,250 increase in freight charges in the laundry and dry cleaning segment which also impacted margins. Additionally, during fiscal 2001, the Company recorded a $195,513 provision for inventory obsolescence for certain specific inventory items in the Company's telecommunication segment to reduce the items to estimated realizable value, in light of the industry slowdown.

         Selling, general and administrative expenses increased by $285,566 (6.5%) in fiscal 2001 over fiscal 2000, primarily as a result of a $133,859 increase in bad debts, a $43115 increase in payroll expense, a $65,390 increase in depreciation and amortization and an overall increase in general and administrative expenses of $62,137 in the commercial and industrial laundry and dry cleaning segment, and a $73,263 increase in selling expenses in the telecommunications segment. The increase in bad debt expense was primarily attributable to a $100,000 provision for doubtful accounts with an entity controlled by one of the Company's principal shareholders and bankruptcy proceedings filed by another customer of the laundry and dry cleaning segment. These increases offset a $92,769 reduction in administrative expense in the telecommunications segment. Selling and administrative expenses for the franchise and brokerage operations remained relatively flat when compared to last year.

         Research and development expenses, which primarily relate to the telecommunications segment, decreased by $53,509 (23.1%) in fiscal 2001 from fiscal 2000. The reduction was primarily due to a reduction in salary expense of $106,273 while the segment is continuing its search for a new Director of Engineering. This reduction offset start-up research and development expenses of $50,743 in the dry cleaning and laundry segment associated with the new environmentally safe dry cleaning machine.

         Interest income decreased by $5,368 (14.9%) as a result of fewer outstanding customer leases of laundry and dry cleaning equipment and a reduction in interest earned on daily bank balances due to the lower average cash balances on hand during the year and lower prevailing interest rates on invested cash. These decreases were partially offset with interest earned on trade notes receivable during fiscal 2001.

         Interest expense decreased by $30,890 (18.8%) due to a reduction in average amount outstanding of Company debt and reduced interest rates, partially offset by periodic borrowings against the Company's line of credit.

         The provision for income taxes decreased by $488,000 (86.5%) due primarily to the decrease in pre-tax profit in fiscal 2001 over fiscal 2000. The effective tax rate applicable to the Company's pre-tax income was 38.3% in fiscal 2001, compared to 36.9% in fiscal 2000.

INFLATION
---------

         Inflation has not had a significant effect on the Company's operations during any of the reported periods.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         In June 2001, the Financial Accounting Standard Board issued FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of other intangible assets is $551,718. Amortization expense during the years ended June 30, 2001 and 2000 was $83,596 and $74,327, respectively. There was no goodwill at June 30, 2001. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

ITEM 7.           FINANCIAL STATEMENTS.
                  ---------------------

                                                                                DRYCLEAN USA, Inc. and Subsidiaries

                                                                         Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants                                                      15

Consolidated Balance Sheets at June 30, 2001 and 2000                                                   16

Consolidated Statements of Income for the years ended
     June 30, 2001 and 2000                                                                             17

Consolidated Statements of Shareholders' Equity for the years ended
   June 30, 2001 and 2000                                                                               18

Consolidated Statements of Cash Flows for the years ended
   June 30, 2001 and 2000                                                                               19

Summary of Accounting Policies                                                                       20-22

Notes to Consolidated Financial Statements                                                           23-33



Report of Independent Certified Public Accountants

Board of Directors and Shareholders
DRYCLEAN USA, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of DRYCLEAN USA, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DRYCLEAN USA, Inc. and subsidiaries as of June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United
States of America.

Miami, Florida                                               BDO Seidman, LLP
August 30, 2001




                                                                                           DRYCLEAN USA, Inc. and Subsidiaries

                                                                                                   Consolidated Balance Sheets

                                       40


JUNE 30,                                                                       2001               2000
---------------------------------------------------------------------------------------------------------------

ASSETS (Note 6)

CURRENT ASSETS

   Cash and cash equivalents                                                    $ 375,912         $ 982,588
   Accounts and notes receivable, net of allowance for doubtful
     Accounts of $51,800 and $36,000 at 2001 and 2000,
     Respectively                                                               2,122,493         2,065,761
   Lease receivables (Note 2)                                                      39,494           105,394
   Inventories (Note 3)                                                         4,373,519         4,103,680
   Refundable income taxes                                                        257,363                 -
   Deferred income tax asset (Note 5)                                              69,337            46,135
   Other current assets, net of allowance for doubtful accounts of
     $100,000 at 2001 (Note 7)                                                    190,548           270,170
---------------------------------------------------------------------------------------------------------------

Total current assets                                                            7,428,666         7,573,728

LEASE RECEIVABLES - due after one year (Note 2)                                     5,238            45,519

EQUIPMENT AND IMPROVEMENTS, net (Note 4)                                          329,511           340,342

FRANCHISE, TRADEMARKS AND OTHER INTANGIBLE ASSETS, net
   (Note 1)                                                                       551,718           621,941
DEFERRED INCOME TAX ASSET (Note 5)                                                 12,786             2,514
---------------------------------------------------------------------------------------------------------------

                                                                              $ 8,327,919       $ 8,584,044
---------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                      $ 1,474,733       $ 1,301,537
   Income taxes payable                                                                 -           281,944
   Customer deposits and other                                                    573,298           374,396
   Current portion of term loan (Note 6)                                        1,160,000           480,000
---------------------------------------------------------------------------------------------------------------

Total current liabilities                                                       3,208,031         2,437,877
TERM LOAN, less current portion (Note 6)                                                -         1,160,000
---------------------------------------------------------------------------------------------------------------

Total liabilities                                                               3,208,031         3,597,877
---------------------------------------------------------------------------------------------------------------

COMMITMENTS (Notes 7, 9 and 10)
---------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (Note 12)
  Common stock, $0.025 par value:
     Authorized shares - 15,000,000; 7,027,500 and 7,016,250
       shares issued and outstanding at 2001 and 2000,
       respectively, including shares held in treasury                            175,688           175,406
   Additional paid-in capital                                                   2,048,570         2,037,602
   Retained earnings                                                            2,895,630         2,773,159
   Treasury stock, 26,250 shares at cost                                                -                 -
---------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                      5,119,888         4,986,167
---------------------------------------------------------------------------------------------------------------

                                                                              $ 8,327,919       $ 8,584,044
---------------------------------------------------------------------------------------------------------------
          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                                                                           DRYCLEAN USA, Inc. and Subsidiaries

                                                                                             Consolidated Statements of Income

YEAR ENDED JUNE 30,                                                           2001               2000
---------------------------------------------------------------------------------------------------------

REVENUES:

    Net sales                                                         $ 17,952,705       $ 18,447,560
    Management fees, franchise and license fees, commissions
       and other (Note 7)                                                  768,277          1,076,939
---------------------------------------------------------------------------------------------------------

Total                                                                   18,720,982         19,524,499
---------------------------------------------------------------------------------------------------------

COST OF SALES (Note 3)                                                  13,534,366         13,213,440
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Notes 7, 9 and 10)         4,707,697          4,422,131
RESEARCH AND DEVELOPMENT EXPENSES                                          177,710            231,219
---------------------------------------------------------------------------------------------------------

Total                                                                   18,419,773         17,866,790
---------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                           301,209          1,657,709
---------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
    Interest income                                                         30,626             35,994
    Interest expense                                                      (133,364 )         (164,254 )
---------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                               198,471          1,529,449
PROVISION FOR INCOME TAXES (Note 5)                                         76,000            564,000
---------------------------------------------------------------------------------------------------------

NET EARNINGS                                                             $ 122,471          $ 965,449
---------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE (Note 11)
    Basic earnings per share                                                  $.02               $.14
    Diluted earnings per share                                                $.02               $.13
---------------------------------------------------------------------------------------------------------

Weighted average number of shares of
  Common stock outstanding:
       Basic                                                             7,001,250          6,952,083
       Diluted                                                           7,121,155          7,305,931
---------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                                                                       DRYCLEAN USA, Inc. and Subsidiaries

                                                                           Consolidated Statements of Shareholders' Equity


                                          COMMON STOCK       ADDITIONAL      TREASURY STOCK
                                       --------------------    PAID-IN   -----------------------   RETAINED
                                         SHARES     AMOUNT     CAPITAL      SHARES       AMOUNT    EARNINGS         TOTAL
---------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999               6,951,250 $ 173,781 $ 1,974,227      26,250  $         - $ 1,807,710  $  3,955,718

YEAR ENDED JUNE 30, 2000:

   Stock options exercised               65,000      1,625      63,375           -            -           -        65,000

   Net income                                 -          -           -           -            -     965,449       965,449
---------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000               7,016,250 $ 175,406 $ 2,037,602      26,250  $         - $ 2,773,159  $  4,986,167

YEAR ENDED JUNE 30, 2001:

   Stock options exercised               11,250        282      10,968           -            -           -        11,250

   Net income                                 -          -           -           -            -     122,471       122,471
---------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001               7,027,500 $ 175,688 $ 2,048,570      26,250  $         - $ 2,895,630  $  5,119,888
---------------------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                                     DRYCLEAN USA, Inc. and Subsidiaries

                                                                                   Consolidated Statements of Cash Flows


YEAR ENDED JUNE 30,                                                                 2001                2000
--------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
   Net income                                                                  $ 122,471            $965,449
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                             223,189             139,033
       Bad debt expense                                                          178,674              20,614
       Deferred income taxes                                                     (33,474)             17,376
       Provision for inventory obsolescence                                      195,513                   -
       (Increase) decrease in operating assets:
         Accounts, notes and lease receivables                                  (129,225)           (287,783)
         Inventories                                                            (465,352)            139,668
         Refundable income taxes                                                (257,363)                  -
         Other current assets                                                     79,622            (126,285)
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                                   173,196              34,702
         Income taxes payable                                                   (281,944 )           201,270
         Customer deposits and other                                             198,902              96,388
--------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                          4,209           1,200,432
--------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Capital expenditures, net                                                    (128,762)           (137,612)
   Acquisition of franchise and license agreements                                     -            (630,000)
   Increase in patents                                                           (13,373)                  -
--------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                           (142,135)           (767,612)
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Payments on term loan                                                        (480,000)           (480,000)
   Proceeds from exercise of stock options                                        11,250              65,000
--------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                           (468,750)           (415,000)
--------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                            (606,676)             17,820
Cash and cash equivalents at beginning of year                                   982,588             964,768
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                       $ 375,912            $982,588
--------------------------------------------------------------------------------------------------------------

Supplemental Information:
   Cash paid for:
     Interest                                                                  $ 133,364            $164,254
     Income taxes                                                              $ 673,120            $345,625
--------------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                                                                DRYCLEAN USA, Inc. and Subsidiaries

                                                                                     Summary of Accounting Policies


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

        PRINCIPLES OF               The  accompanying  consolidated  financial  statements  include the  accounts of
        CONSOLIDATION               DRYCLEAN   USA,   Inc.   and   its   wholly-owned   subsidiaries.   Intercompany
                                    transactions and balances have been eliminated in consolidation.

        REVENUE RECOGNITION         Sales of products are generally recorded as they are shipped. Shipping and handling fee income of approximately, $145,000 and $125,000 as of June 30, 2001 and 2000, respectively, are included as other revenues in the consolidated financial statements. Commissions and management fees are recorded when earned.
                                    Individual franchise arrangements include a license and provide for payment of initial fees, as well as continuing service fees. Initial franchise fees are generally recorded upon the opening of the franchised store. Continuing services fees are recorded when earned.

        INVENTORIES                 Inventories are valued at the lower of cost or market determined on the first-in first-out method.

        EQUIPMENT,                  Property and equipment are stated at cost. Depreciation and amortization are
        IMPROVEMENTS AND            calculated on accelerated and straight-line methods over lives of five to seven
        DEPRECIATION                years for furniture and equipment and the life of the lease for leasehold improvements for both financial reporting and income tax purposes, except that leasehold improvements are amortized over 31 years for income tax purposes.


        FRANCHISE LICENSE,          The franchise license,  trademark and other intangible assets are stated at cost
        TRADEMARK AND OTHER         less  accumulated  amortization.  These assets are amortized on a  straight-line
        INTANGIBLE ASSETS           basis over the  estimated  future  periods to be  benefited  (2-15  years).  The
                                    Company reviews the recoverability of intangible assets based primarily upon an analysis of undiscounted cash flows from the acquired assets. In the event the expected future net cash flows should become less than the carrying amount of the assets, an impairment loss will be recorded in the period such determination is made based on the fair value of the related assets.

                                                                                DRYCLEAN USA, Inc. and Subsidiaries

                                                                                     Summary of Accounting Policies


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

        STATEMENT OF CASH FLOWS     For purposes of this statement, cash equivalents include all highly liquid investments with original maturities of three months or less.

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

        EARNINGS PER SHARE          Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding during each year. Securities having an antidilutive effect on earnings per share are excluded from the calculation of diluted earnings per share.

        ADVERTISING COSTS           The Company expenses the costs of advertising as of the first date the advertisements take place. The Company expensed approximately $343,000 and
                                    $200,000 of advertising costs for the years ended June 30, 2001 and 2000, respectively.

        FAIR VALUE OF               The Company's financial instruments consist principally of cash, accounts
        FINANCIAL INSTRUMENTS       receivable, leases receivables, notes receivable, accounts payable and accrued expenses  and debt.  Due to their  relatively  short-term  nature  and  variable rates,  the carrying  amounts of such financial  instruments as reflected in the accompanying consolidated balance sheets


                                                                                DRYCLEAN USA, Inc. and Subsidiaries

                                                                                     Summary of Accounting Policies

                                   approximate their estimated fair value. Their estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.


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

        NEW ACCOUNTING             In June 2001, the Financial Accounting Standard Board issued FASB Statements No.
        PRONOUNCEMENTS             141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other
                                   Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.
                                   SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

                                   The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of other intangible assets is $551,718. Amortization expense during the years ended June
                                   30, 2001 and 2000 was $83,596 and $74,327, respectively. There was no goodwill at June 30, 2001. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.


                                                                              DRYCLEAN USA, Inc. and Subsidiaries

                                                                       Notes to Consolidated Financial Statements

                                       40

1.      ACQUISITION AND             On July 9, 1999, the Company acquired DRYCLEAN USA Franchise Company and the
        INTANGIBLE ASSETS           worldwide rights to the name DRYCLEAN USA along with existing franchise and license agreements for $550,000 cash. In connection with this acquisition, the
                                    Company acquired $50,000 of current assets, $10,000 of fixtures and equipment,
                                    $610,000 of franchise license, trademark and other intangibles, and assumed
                                    $80,000 of current liabilities. The pro forma effect of the transaction was insignificant to the consolidated statement of income for 2000.

                                   Franchise, trademark and other intangible assets consist of the following:

                                 ---------------------------------------------------------------------------------
                                                                          ESTIMATED
                                                                       USEFUL LIVES       JUNE 30,    June 30,
                                                                         (IN YEARS)           2001        2000
                                 ---------------------------------------------------------------------------------

                                 Franchise license agreements                    10       $529,500    $529,500
                                 Product license agreement                        5         80,000      80,000
                                 Trademark, patent and trade name                15         77,141      63,768
                                 Covenant not to compete                          2         23,000      23,000
                                 ---------------------------------------------------------------------------------
                                                                                           709,641     696,268
                                 Less accumulated amortization                             157,923      74,327
                                 ---------------------------------------------------------------------------------
                                                                                          $551,718    $621,941
                                 ---------------------------------------------------------------------------------


2.       LEASE RECEIVABLES          Lease receivables result from customer leases of equipment under arrangements which qualify as sales-type leases. At June 30, 2001, annual future lease payments, net of deferred interest ($4,141 at June 30, 2001), due under these leases are as follows:

                                  YEARS ENDING JUNE 30,

                                  --------------------------------------------------------------------------------
                                  2002                                                        $         39,494
                                  2003                                                                   3,814
                                  2004                                                                   1,424
                                  --------------------------------------------------------------------------------
                                                                                              $         44,732
                                  --------------------------------------------------------------------------------


                                                                              DRYCLEAN USA, Inc. and Subsidiaries

                                                                       Notes to Consolidated Financial Statements


3.      INVENTORIES                The components of inventories are summarized as follows:

                                  JUNE 30,                                            2001                 2000
                                  --------------------------------------------------------------------------------

                                   Raw materials                         $         602,615    $         709,606
                                   Work-in-process                                 298,331              311,384
                                   Finished goods                                3,472,573            3,082,690
                                  --------------------------------------------------------------------------------

                                                                         $       4,373,519    $       4,103,680
                                  --------------------------------------------------------------------------------


                                    Included in cost of sales for the year ended June 30, 2001, is a provision for inventory obsolescence in the amount of $195,513.

4.      EQUIPMENT AND               Major classes of equipment and improvements consist of the following:
        IMPROVEMENTS

                                  JUNE 30,                                                  2001              2000
                                  ----------------------------------------------------------------------------------

                                  Furniture and equipment                         $      690,625    $      696,728
                                  Leasehold improvements                                 331,279           298,764
                                  ----------------------------------------------------------------------------------

                                  Total                                                1,021,904           995,492

                                  Less accumulated depreciation and
                                      amortization                                       692,393           655,150
                                  ----------------------------------------------------------------------------------

                                                                                  $      329,511    $      340,342
                                  ----------------------------------------------------------------------------------


                                    Depreciation and amortization amounted to $139,593 and $64,706 for the years ended June 30, 2001 and 2000, respectively.



                                                                              DRYCLEAN USA, Inc. and Subsidiaries

                                                                       Notes to Consolidated Financial Statements


5.      INCOME TAXES               The following are the components of income tax expense:


                                  YEAR ENDED JUNE 30,                                         2001            2000
                                  -----------------------------------------------------------------------------------
                                  Current
                                      Federal                                        $      93,519   $     466,729
                                      State                                                 15,955          79,895
                                  -----------------------------------------------------------------------------------
                                                                                           109,474         546,624
                                  -----------------------------------------------------------------------------------
                                  Deferred
                                      Federal                                              (28,581 )        15,803
                                      State                                                 (4,893 )         1,573
                                  -----------------------------------------------------------------------------------
                                                                                           (33,474 )        17,376
                                  -----------------------------------------------------------------------------------
                                  Total                                              $      76,000   $     564,000
                                  -----------------------------------------------------------------------------------

                                    The reconciliation of income tax expense computed at the Federal statutory tax rate of 34% to the provision for income taxes is as follows:


                                  YEAR ENDED JUNE 30,                                         2001             2000
                                  -----------------------------------------------------------------------------------
                                  Tax at the statutory rate                          $      67,480    $     520,013

                                  State income taxes,
                                       net of federal benefit                                7,302           53,769

                                  Other                                                      1,218           (9,782 )
                                  -----------------------------------------------------------------------------------
                                  Total                                              $      76,000    $     564,000
                                  -----------------------------------------------------------------------------------

                                    Deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes. Significant components of the Company's current and noncurrent deferred tax assets and liabilities are as follows:

                                                                              DRYCLEAN USA, Inc. and Subsidiaries

                                                                       Notes to Consolidated Financial Statements



                                  YEAR ENDED JUNE 30,                                      2001             2000
                                  ---------------------------------------------------------------------------------
                                  Current deferred tax asset (liability):
                                  Allowance for doubtful accounts                 $      19,492    $      13,680
                                      Inventory capitalization                           34,433           18,414
                                      Compensation                                       20,933           21,845
                                      Other                                              (5,521 )         (7,804 )
                                  ---------------------------------------------------------------------------------
                                                                                         69,337           46,135
                                  ---------------------------------------------------------------------------------

                                  Noncurrent deferred tax asset (liability):
                                      Depreciation                                      (14,531 )         (9,452 )
                                      Amortization                                       27,317           11,966
                                  ---------------------------------------------------------------------------------
                                                                                         12,786            2,514
                                  ---------------------------------------------------------------------------------

                                  Total net deferred tax asset                    $      82,123    $      48,649
                                  ---------------------------------------------------------------------------------


6.      CREDIT AGREEMENT            The Company is a party to a loan agreement facility consisting of a line of credit of $2,250,000 and a term loan of $2,400,000. Borrowings under the agreement are guaranteed by the Company, bear interest at the Adjusted LIBOR
                                    Market Index Rate (6.63% at June 30, 2001) and are collateralized by substantially all of the Company's assets. The line of credit matures October
                                    2001. The term loan is due January 2002. At June 30, 2001 and 2000, there were no outstanding borrowings under the line of credit and, therefore, the Company could borrow $2,250,000. At June 30, 2001 and 2000, the Company owed $1,160,000 and $1,640,000, respectively, under the term loan. The term loan requires monthly payments of $40,000 plus interest, with a $960,000 balloon payment in
                                    January 2002. The agreement requires maintenance of certain financial ratios and contains other restrictive covenants. The Company was not in compliance with these ratios and covenants at June 30, 2001. The Company has obtained a waiver of the covenant violations.

7.      RELATED PARTY TRANSACTIONS  During the year ended June 30, 2000, the Company charged management fees of
                                    $118,391 to an entity controlled by one of the principal shareholders of the
                                    Company. At June 30, 2000, $86,391 was due from that company and is included in other current assets in the accompanying balance sheets. Advances to or from that affiliate are non-interest bearing and are due on demand. During the year ended June 30, 2001, no management fees were charged and the Company recorded a
                                    $100,000 provision for doubtful accounts on amounts due from the related party entity. At June 30, 2001, $14,495, net of allowance for doubtful accounts was due to the Company.


                                                                              DRYCLEAN USA, Inc. and Subsidiaries

                                                                       Notes to Consolidated Financial Statements


                                    The Company leases warehouse and office space from a principal shareholder of the Company under an operating lease which expires in October 2004. Annual rental commitments under this lease approximate $83,200. The lease is renewable for a ten-year term, at an amount to be agreed upon by the parties.

8.      CONCENTRATIONS OF CREDIT    The Company  places its excess cash in overnight  deposits with a large national
        RISK                        bank.  Concentration of credit risk with respect to trade and lease  receivables is  limited  due to a large  customer  base.  Trade  and lease  receivables  are generally collateralized with equipment sold.

                                    The Company is exposed to foreign currency risk in Italy. To mitigate such risk, the Company enters into foreign exchange forward contracts to hedge transactions related to firm commitments to purchase equipment denominated in Italian Lira.
                                    At June 30, 2001, the Company is committed to purchase, for aggregate consideration of $423,000, 900 million Italian Lira, for delivery in July through August 15, 2001. The market value of these contracts at June 30, 2001 is approximately $395,000.

9.      COMMITMENTS                Rent
                                   ----

                                    In addition to the warehouse and office space leased from a principal shareholder, (see Note 7), the Company leases additional office and warehouse space under an operating lease expiring in March 2002 and two leases on a monthly basis. As of June 30, 2001, the Company is also obligated under two leases for future dry cleaning stores that aggregate $76,000 in annual base rent per year for the next five years. The Company anticipates assigning such leases to dry cleaning franchisees or other customers when the leased facilities are available for occupancy.

                                    Minimum future rental commitment for leases in effect at June 30, 2001 approximates the following:

                                  YEARS ENDING JUNE 30,
                                  --------------------------------------------------------------------------------
                                  2002                                                        $        295,000
                                  2003                                                                 159,000
                                  2004                                                                 159,000
                                  2005                                                                 104,000
                                  2006                                                                  76,000
                                  --------------------------------------------------------------------------------
                                  Total                                                       $        793,000
                                  --------------------------------------------------------------------------------
                                    Rent expense aggregated $324,293 and $309,794 for the years ended June 2001 and
                                    2000, respectively.


                                                                              DRYCLEAN USA, Inc. and Subsidiaries

                                                                       Notes to Consolidated Financial Statements


                                   License Agreements
                                   ------------------

                                    The Company is a party to a license agreement under which it is obligated to pay
                                    10% of annual sales of certain products. The agreement may be canceled by the
                                    Company annually upon sixty days notice. In February 2000, the Company acquired, for $80,000, all the manufacturing rights under another license agreement under which it was previously obligated to pay the greater of 10% of sales of certain products or $75,000 per year. The Company recorded the license as an intangible asset in the accompanying consolidated balance sheets. During the years ended
                                    June 30, 2001 and 2000, royalty expense aggregated $8,129 and $40,677, respectively.

10.     DEFERRED                    The Company has a participatory deferred compensation plan wherein it matches
        COMPENSATION                employee contributions up to, at the Company's option, for all employees
        PLAN                        determined annually, 1% or 2% of an eligible employee's yearly compensation.
                                    Employees are eligible to participate in the plan after three months of service.
                                    The Company contributed $26,170 and $23,926 in fiscal 2001 and 2000, respectively. The plan is tax exempt under Section 401(k) of the Internal
                                    Revenue Code.

                                    The Company also maintains a profit-sharing plan which covers substantially all employees. Annual contributions are determined at the discretion of the Board of
                                    Directors. There were no contributions for fiscal years 2001 and 2000.

11.     EARNINGS PER SHARE          The following reconciles the components of the earnings per share computation:

                                 YEAR ENDED JUNE 30,                                                      2001
                                 ---------------------------------------------------------------------------------
                                                                             INCOME         SHARES   PER SHARE
                                                                        (NUMERATOR)  (DENOMINATOR)      AMOUNT
                                 ---------------------------------------------------------------------------------

                                 NET EARNINGS                              $122,471      7,001,250       $0.02

                                 EFFECT OF DILUTIVE SECURITIES:
                                     STOCK OPTIONS                                -        119,905           -
                                 ---------------------------------------------------------------------------------

                                 NET EARNINGS PLUS ASSUMED DILUTION        $122,471      7,121,155       $0.02
                                 ---------------------------------------------------------------------------------

                                                                              DRYCLEAN USA, Inc. and Subsidiaries

                                                                       Notes to Consolidated Financial Statements


                                 YEAR ENDED JUNE 30,                                                      2000
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
                                 ---------------------------------------------------------------------------------

                                   There were 60,000 stock options outstanding at June 30, 2001 that were excluded in the computation of earnings per share for 2001 because the exercise prices of the options were more than the average market price of the common shares for that year.

12.     STOCK OPTIONS              The Company has stock option plans that authorize the grant of options to purchase 850,000 shares (until September, 2001) and 100,000 shares (until
                                   August, 2004), respectively, of the Company's common stock to employees and directors of the Company and options to purchase 500,000 shares of the Company's common stock to employees, directors and consultants. The Company applies APB
                                   Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options to employees and directors.
                                   Under APB Opinion 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost has been recognized. No options have been granted to consultants.

                                   Pursuant to the plans, the Company may grant incentive stock options and nonqualified stock options. All options under the director plan are nonqualified stock options. Options may have a maximum term of 10 years, are not transferable and must be granted at an exercise price of at least 100% of the market value of the common stock on the date of grant. Incentive stock options granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by the Company must have an exercise price of at least
                                   110% of the fair market value of the shares issuable on the date of the grant and may not have a term of more than five years. Incentive stock options granted under the plans are subject to the limitation that the aggregate fair market value (determined as of the date of grant) of those options which may first become exercisable in any calendar year cannot exceed $100,000. Generally, options terminate three months following termination of service (except generally one year in the case of termination of service by reason of death or disability).

                                                                              DRYCLEAN USA, Inc. and Subsidiaries

                                                                       Notes to Consolidated Financial Statements


                                    Generally, options granted to date have been exercisable as to one-fourth of the shares covered thereby on the first anniversary of grant and one-fourth on the next three anniversaries of grant. However, options granted under the directors plan become immediately exercisable upon certain events which are deemed to be a
                                    "change in control" of the Company. Options granted under the employee plan terminate upon a merger in which the Company is not the surviving corporation, a capital reorganization in which more than 50% of the Company's common stock is exchanged, or the liquidation or dissolution of the Company, unless other provision is made by the board of directors.

                                    In fiscal 2000, the Company granted 10,000 options to an employee, exercisable at a price of $2.00 per share. There were no stock options granted in fiscal
                                    2001.

                                    SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The
                                    Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal year 2000: no dividend yield percent;
                                    expected volatility of 46.1%; risk-free interest rates of approximately 6.36%, and expected lives of 5 years. No options were granted in fiscal year 2001.
                                    Based on these assumptions, under the accounting provisions of SFAS No. 123, the
                                    Company's net income and net income per common share would have been as follows:

                                 YEAR ENDED JUNE 30,                                          2001        2000
                                 ---------------------------------------------------------------------------------
                                 Net income                             As reported       $122,471    $965,449
                                                                          Pro forma       $122,471    $957,649
                                 ---------------------------------------------------------------------------------
                                 Net income per common share:
                                     Basic                              As reported           $.02        $.14
                                                                          Pro forma           $.02        $.14
                                 ---------------------------------------------------------------------------------
                                     Diluted                            As reported           $.02        $.13
                                                                          Pro forma           $.02        $.13
                                 ---------------------------------------------------------------------------------


                                                                              DRYCLEAN USA, Inc. and Subsidiaries

                                                                       Notes to Consolidated Financial Statements

                                    A summary of options under the Company's stock option plans and non-plan options as of June 30, 2001, and changes during the year then ended is presented below:

                                                                                                       WEIGHTED
                                                                                                        AVERAGE
                                                                                                       EXERCISE
                                                                                        SHARES            PRICE
                                  -------------------------------------------------------------------------------
                                  Outstanding at beginning of year                     610,000            $1.09
                                  Granted                                                    -                -
                                  Exercised                                            (11,250 )           1.00
                                  Expired                                               (4,000 )           1.00
                                  -------------------------------------------------------------------------------
                                  Outstanding at end of year                           594,750             1.09
                                  -------------------------------------------------------------------------------
                                  Options exercisable at year-end                      319,875            $1.08
                                  -------------------------------------------------------------------------------

                                    A summary of the status of the Company's stock option plan and non-plan options as of June 30, 2000, and changes during the year then ended is presented below:

                                                                                                       WEIGHTED
                                                                                                        AVERAGE
                                                                                                       EXERCISE
                                                                                        SHARES            PRICE
                                  -------------------------------------------------------------------------------
                                  Outstanding at beginning of year                     720,000            $1.10
                                  Granted                                               10,000             2.00
                                  Exercised                                            (65,000 )           1.00
                                  Expired                                              (55,000 )           1.42
                                  -------------------------------------------------------------------------------
                                  Outstanding at end of year                           610,000             1.09
                                  -------------------------------------------------------------------------------
                                  Options exercisable at year-end                      172,500            $1.01
                                  -------------------------------------------------------------------------------
                                  Weighted-average fair value per share
                                  of  options granted during the year                    $1.18
                                  -------------------------------------------------------------------------------

                                                                              DRYCLEAN USA, Inc. and Subsidiaries

                                                                       Notes to Consolidated Financial Statements

                                    The following table summarizes information about stock option plan and non-plan options outstanding at June 30, 2001:


                                                                   WEIGHTED
                                                      NUMBER        AVERAGE      WEIGHTED       NUMBER     WEIGHTED
                                       RANGE OF  OUTSTANDING      REMAINING       AVERAGE   EXERCISABLE     AVERAGE
                                       EXERCISE           AT    CONTRACTUAL      EXERCISE           AT     EXERCISE
                                         PRICES      6/30/01           LIFE         PRICE      6/30/01        PRICE
                                  ------------------------------------------------------------------------------------
                                     $ 0.81-2.00     594,750           2.30         $1.09      319,875        $1.08
                                  ------------------------------------------------------------------------------------


13.     SEGMENT INFORMATION         The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Steiner-Atlantic Corp.,
                                    Steiner-Atlantic Brokerage Company, Inc. and DRYCLEAN USA Development Corp.,
                                    comprise the commercial and industrial laundry and dry cleaning equipment segment. Steiner-Atlantic Corp. is a supplier of dry cleaning equipment, industrial laundry equipment and steam boilers to customers in the United
                                    States, the Caribbean and Latin American markets. Steiner-Atlantic Brokerage
                                    Company, Inc. acts as a business broker to assist others seeking to buy or sell existing dry cleaning and laundry businesses. DRYCLEAN USA Development Corp. was formed in fiscal 2001 to develop turn-key dry cleaning establishments for resale to third parties. Metro-Tel Corp. comprises the manufacture and sale of telephone test equipment segment. This segment is engaged in the manufacture and sale of telephone test and customer premise equipment utilized by telephone and telephone interconnect companies in the installation and maintenance of telephone equipment. DRYCLEAN USA License Corp. comprises the license and franchise operations segment. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below.
                                    The Company has no sales between segments.

                                    For the years ended June 30, 2001 and 2000, export sales, principally to the
                                    Caribbean and Latin America, aggregated approximately $4,403,146 and $3,652,147, respectively.

                                    No single customer accounted for more than 10% of the Company's revenues.



                                                                              DRYCLEAN USA, Inc. and Subsidiaries

                                                                       Notes to Consolidated Financial Statements


                                    Financial information for the Company's business segments is as follows:

                               YEAR ENDED JUNE 30,                                           2001            2000
                               ------------------------------------------------------------------------------------
                               Revenues:
                                  Commercial and industrial laundry and dry
                                    cleaning equipment                                $15,355,235     $15,487,499
                                  Manufacture and sale of telephone test                2,916,697       3,500,660
                                  equipment
                                  License and franchise operations                        449,050         536,340
                               ------------------------------------------------------------------------------------
                               Total revenues                                         $18,720,982     $19,524,499
                               ------------------------------------------------------------------------------------
                               Operating income (loss):
                                  Commercial and industrial laundry
                                    and dry cleaning equipment                           $520,412      $1,272,313
                                 Manufacture and sale of telephone test                  (487,040 )        21,414
                                 equipment
                                 License and franchise operations                         267,837         363,982
                               ------------------------------------------------------------------------------------
                               Total operating income                                    $301,209      $1,657,709
                               ------------------------------------------------------------------------------------

                               Identifiable assets:
                                  Commercial and industrial laundry
                                    and dry cleaning equipment                         $5,076,391      $5,043,287
                                  Manufacture and sale of telephone test                2,452,098       2,559,252
                                  equipment
                                  License and franchise operations                        799,430         981,505
                               -----------------------------------------------------------------------------------
                               Total assets                                            $8,327,919      $8,584,044
                               -----------------------------------------------------------------------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                   ------------------------------------

          Not applicable.

                                    PART III

ITEM 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                   COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT.
                   -------------------------------------------------

         The following information is presented with respect to the background of each of the directors and executive officers of the Company:

         Michael S. Steiner, 45, has been President and Chief Executive Officer of the Company since the effectiveness of the Merger on November 1, 1998 and of Steiner since 1988. Mr. Steiner has been a director of the Company since the effectiveness of the Merger on November 1, 1998.

         William K. Steiner, 71, has been Chairman of the Board of Steiner since he founded Steiner in 1960. Mr. Steiner has been a director of the Company since the effectiveness of the Merger on November 1, 1998.

         Venerando J. Indelicato, 68, was President of the Company from December 1967 until the effectiveness of the Merger on November 1, 1998 and has been Treasurer and Chief Financial Officer of the Company since December 1969.

         Lloyd Frank, 76, has been a member of the law firm of Jenkens & Gilchrist Parker Chapin LLP and its predecessor since 1977. Mr. Frank has been a director of the Company since 1977. The Company retained Jenkens & Gilchrist Parker Chapin LLP during the Company's last fiscal year and is retaining that firm during the Company's current fiscal year. Mr. Frank is also a director of Park Electrochemical Corp. and Volt Information Sciences. Inc.

         David Blyer, 41, has served as a director of the Company since the effectiveness of the Merger on November 1, 1998. Mr. Blyer has been Chief Executive Officer and President of Vento Software, since he co-founded that company in 1994. Vento Software develops software for specialized business application. Before founding Vento Software, Mr. Blyer served as Senior Account Manager of the South Florida and Caribbean regions for Tandem Computers.

         Alan M. Grunspan, 41, has served as a director of the Company since May 1999. Mr. Grunspan has been a member of the law firm of Kaufman Dickstein & Grunspan P. A. since 1991. The Company has retained Kaufman Miller Dickstein & Grunspan P. A. during the Company's last fiscal year and is retaining that firm during the Company's current fiscal year.

         Stuart Wagner, 69, has served as a director of the Company since the effectiveness of the Merger on November 1, 1998 and has been retained as a consultant for Diversitech Corp. since 1997. From 1975 to 1997, Mr. Wagner served as President of Wagner Products Corp., a manufacturer and distributor of products in the HVAC industry, a company which he founded.

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

         The following information is presented with respect to the background of each person who is not an executive officer but who is expected to continue to make a significant contribution to the Company:

         Osvaldo Rubio, 38, has served as Vice President and Director of Sales for the Export Department of Steiner since joining Steiner in May 1993.

         Ronald London, 68, has served as Vice President and primarily oversees sales of the retail Dry Cleaning Equipment Department of Steiner since joining Steiner in September 1992.

         Jon D. Robinette, 43, has, since July 1999, served as Vice President and General Manager of the Company's telecommunications operations, responsible for managing and coordinating operations in the Company's Milpitas, California facility. Prior thereto, Mr. Robinette served as Operations Manager for the Company's telecommunications operations from October 1984.

ITEM 10.         EXECUTIVE COMPENSATION.
                 -----------------------

         The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
                 ---------------------------------------------------------------

         The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                 -----------------------------------------------

         The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

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

10(a)(1)(ii)      Second Amendment to Lease dated November 1, 1998 between the
                  Company and The Realty Associates Fund III, L. P.
                  (successor-in-interest to CB Institutional Fund VII) with respect to the Company's facilities at 240 South Milpitas
                  Boulevard, Milpitas, California. (Exhibit 10(a)(1)(ii) to the
                  Company's Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998, File No.
                  0-9040.)

10(a)(2)          Lease dated October 6, 1995 between Steiner and William, K.
                  Steiner with respect to Steiner's facilities located 290 N.E. 68th Street, 297 N.E. 67 St. and 277 N.E. 67 St. Miami, Florida. (Exhibit 10(a)(2) to the Company's Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998, File No. 0-9040.)

10(b)(1)(i)+      Employment Agreement dated July 1, 1981 between the Company and Venerando J. Indelicato. (Exhibit 10(b)(1)(i) to the
                  Company's Annual Report on Form 10-KSB for the year ended June
                  30,1995, File No. 0-9040.)

10(b)(1)(ii)+     Amendment No. 1 dated July 1, 1983 to the Employment Agreement dated July 1, 1981 between the Company and Venerando J.
                  Indelicato. (Exhibit 10(b)(l)(ii) to the Company's Annual
                  Report on Form 10-KSB for the year ended June 30, 1995, File
                  No. 0-9040.)

10(b)(1)(iii)+    Amendment No. 2 dated October 30, 1998 to the Employment
                  Agreement dated July 1, 1981 between the Company and Venerando
                  J. Indelicato. (Exhibit 10(b)(1)(iii) to the Company's
                  Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998, File No. 0-9040.)

10(c)(l)+         The Company's 1991 Stock Option Plan, as amended. (Exhibit
                  99.3 to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No.
                  0-9040.)

10(c)(2)+         The Company's 1994 Non-Employee Director Stock Option Plan.
                  (Exhibit A to the Company's Proxy Statement dated October 14,
                  1994 used in connection with the Company's 1994 Annual Meeting of Stockholders, File No. 0-9040.)

10(c)(3)+         The Company's 2000 Stock Option Plan. (Exhibit 99.1 to the
                  Company's Registration Statement on Form S-8, File No.
                  333-37582.)

10(c)(4)+         Form of Stock Option Agreement dated June 25, 1991 entered into between the Company and each of Sheppard Beidler (option has since expired), Lloyd Frank (option has since expired) and Michael Michaelson (option has since been exercised), together with a schedule identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit
                  10(c)(4) to the Company's Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-9040.)

10(c)(5)+         Form of Stock Option Agreement dated May 4, 1993 entered into between the Company and each of Sheppard Beidler (option has since expired), Lloyd Frank and Michael Michaelson (option has since been exercised), together with a schedule identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10(c)(4) to the Company's
                  Annual Report on Form 10-KSB for the year ended June 30, 1993,
                  File No. 0-9040.)

*21               Subsidiaries of the Company.

*23               Consent of BDO Seidman, LLP.
 -----------------------
 * Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

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

                                       DRYCLEAN USA, Inc.

Dated: September 27,200l

                                       By: /s/Michael S. Steiner
                                           ---------------------------------------------
                                           Michael S. Steiner
                                           President and Chief Executive Officer

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


Signature                                    Capacity                                    Date
---------                                    --------                                    ----
/s/ Michael S. Steiner                       President,                                  September 27, 2001
-------------------------------------------  Chief Executive Officer
Michael S. Steiner                           (Principal Executive Officer) and
                                             Director


/s/ William K. Steiner                       Director                                    September 27, 2001
-------------------------------------------
William K.  Steiner


/s/ Venerando J. Indelicato                  Chief Financial Officer                     September 27, 2001
-------------------------------------------  (Principal Financial and Accounting
Venerando J.  Indelicato                     Officer) and Director


/s/ Lloyd Frank                              Director                                    September 27, 2001
-------------------------------------------
Lloyd Frank

                                             Director
-------------------------------------------
Alan M. Grunspan

                                             Director
-------------------------------------------
Stuart Wagner

                                             Director
-------------------------------------------
David Blyer

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

10(a)(1)(ii)      Second Amendment to Lease dated November 1, 1998 between the
                  Company and The Realty Associates Fund III, L. P.
                  (successor-in-interest to CB Institutional Fund VII) with respect to the Company's facilities at 240 South Milpitas
                  Boulevard, Milpitas, California. (Exhibit 10(a)(1)(ii) to the
                  Company's Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998, File No.
                  0-9040.)

10(a)(2)          Lease dated October 6, 1995 between Steiner and William, K.
                  Steiner with respect to Steiner's facilities located 290 N.E. 68th Street, 297 N.E. 67 St. and 277 N.E. 67 St. Miami, Florida. (Exhibit 10(a)(2) to the Company's Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998, File No. 0-9040.)


10(b)(1)(i)+      Employment Agreement dated July 1, 1981 between the Company and Venerando J. Indelicato. (Exhibit 10(b)(1)(i) to the
                  Company's Annual Report on Form 10-KSB for the year ended June
                  30,1995, File No. 0-9040.)

10(b)(1)(ii)+     Amendment No. 1 dated July 1, 1983 to the Employment Agreement dated July 1, 1981 between the Company and Venerando J.
                  Indelicato. (Exhibit 10(b)(l)(ii) to the Company's Annual
                  Report on Form 10-KSB for the year ended June 30, 1995, File
                  No. 0-9040.)

10(b)(1)(iii)+    Amendment No. 2 dated October 30, 1998 to the Employment
                  Agreement dated July 1, 1981 between the Company and Venerando
                  J. Indelicato. (Exhibit 10(b)(1)(iii) to the Company's
                  Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998, File No. 0-9040.)

10(c)(l)+         The Company's 1991 Stock Option Plan, as amended. (Exhibit
                  99.3 to the Company's Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No.
                  0-9040.)

10(c)(2)+         The Company's 1994 Non-Employee Director Stock Option Plan.
                  (Exhibit A to the Company's Proxy Statement dated October 14,
                  1994 used in connection with the Company's 1994 Annual Meeting of Stockholders, File No. 0-9040.)

10(c)(3)+         The Company's 2000 Stock Option Plan. (Exhibit 99.1 to the
                  Company's Registration Statement on Form S-8, File No.
                  333-37582.)

10(c)(4)+         Form of Stock Option Agreement dated June 25, 1991 entered into between the Company and each of Sheppard Beidler (option has since expired), Lloyd Frank (option has since expired) and Michael Michaelson (option has since been exercised), together with a schedule identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit
                  10(c)(4) to the Company's Annual Report on Form 10-K for the year ended June 30, 1991, File No. 0-9040.)

10(c)(5)+         Form of Stock Option Agreement dated May 4, 1993 entered into between the Company and each of Sheppard Beidler (option has since expired), Lloyd Frank and Michael Michaelson (option has since been exercised), together with a schedule identifying the details in which the actual agreements differ from the exhibit filed herewith. (Exhibit 10(c)(4) to the Company's
                  Annual Report on Form 10-KSB for the year ended June 30, 1993,
                  File No. 0-9040.)

*21               Subsidiaries of the Company.

*23               Consent of BDO Seidman, LLP.
 -----------------------
 * Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

 +        Management contract or compensatory plan or arrangement.