Form 10QSB
period 2001-09-30
DRYCLEAN USA INC
filed 2001-11-14
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

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

                                 Not Applicable
                                  (Former name)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 7,001,250 shares outstanding as of November 9, 2001.

                                     PART I
                              Financial Information

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------
                                                    For the three months ended
                                                           September 30,
                                                     2001                  2000
                                                  (Unaudited)           (Unaudited)
----------------------------------------------------------------------------------
Net sales                                        $ 3,823,114           $ 4,574,476
Management, franchise and license fees,
   commissions and other income                      219,329               340,875
----------------------------------------------------------------------------------
         Total revenues                            4,042,443             4,915,351

Cost of sales                                      2,991,322             3,253,127
Selling, general and
    administrative expenses                        1,097,519             1,165,522
Research and development expenses                     21,286                26,672
----------------------------------------------------------------------------------
         Total Operating Expenses                  4,110,127             4,445,321

Operating (loss) income                              (67,684)              470,030

Interest income                                        4,114                13,752
Interest expense                                     (19,596)              (38,300)
----------------------------------------------------------------------------------
Earnings (loss) before income taxes                  (83,166)              445,482
Provision (benefit) for income taxes                 (33,266)              178,200
----------------------------------------------------------------------------------
         Net (loss) earnings                     $   (49,900)          $   267,282
==================================================================================
Basic (loss) earnings per share                  $      (.01)          $       .04
Diluted (loss) earnings per share                $      (.01)          $       .04
==================================================================================
Weighted average number of shares
    of common stock outstanding:
         Basic                                     7,001,250             7,001,250
         Diluted                                   7,001,250             7,252,856
==================================================================================

            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
--------------------------------------------------------------------------------
                                                 September 30,          June 30,
                                                     2001                2001
                                                 (Unaudited)
--------------------------------------------------------------------------------

Current Assets
   Cash and cash equivalents                     $  176,947          $  375,912
   Accounts receivable, net                       2,368,610           2,122,493
   Inventories                                    4,570,234           4,373,519
   Refundable income taxes                          257,363             257,363
   Lease receivables                                 33,695              39,494
   Deferred income tax asset                         69,337              69,337
   Other current assets, net                        227,227             190,548
--------------------------------------------------------------------------------
                 Total current assets             7,703,413           7,428,666

Lease receivables, due after one year                 3,219               5,238

Equipment and improvements - net of
   accumulated depreciation and amortization        376,589             329,511

Franchise, trademarks and other
    intangible assets, net                          541,011             551,718

Deferred income tax asset                            12,786              12,786
--------------------------------------------------------------------------------
                                                 $8,637,018          $8,327,919
================================================================================

            See Notes to Condensed Consolidated Financial Statements



DRYCLEAN USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND
STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------
                                                 September 30,          June 30,
                                                     2001                  2001
                                                  (Unaudited)
---------------------------------------------------------------------------------
Current Liabilities
      Accounts payable and
        accrued expenses                             $1,011,265          $1,474,733
      Line of credit                                    963,146                  --
      Customer deposits and other                       552,619             573,298
      Notes payable                                   1,040,000           1,160,000
-----------------------------------------------------------------------------------
                  Total current liabilities           3,567,030           3,208,031

-----------------------------------------------------------------------------------
Total liabilities                                     3,567,030           3,208,031
Stockholders' Equity
      Common stock, $.025 par value,
         15,000,000 shares authorized;
            7,027,500 shares issued and
            outstanding at September 30,
            and June 30, 2001, including
            26,250 shares held in treasury              175,688             175,688
      Additional paid-in capital                      2,048,570           2,048,570
      Retained earnings                               2,845,730           2,895,630
-----------------------------------------------------------------------------------
Total shareholders' equity                            5,069,988           5,119,888
-----------------------------------------------------------------------------------
                                                     $8,637,018          $8,327,919
===================================================================================

            See Notes to Condensed Consolidated Financial Statements


DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------
                                                                  For the three months ended
                                                                         SEPTEMBER 30,
                                                                   2001                  2000
                                                                (Unaudited)           (Unaudited)
------------------------------------------------------------------------------------------------
Operating activities:
    Net (loss) earnings                                       $ (49,900)          $ 267,282
    Adjustments to reconcile net earnings:
      to net cash used by operating activities
       Depreciation and amortization                             39,804              38,701
       Bad debt expense                                              --              81,619
       (Increase) decrease in operating assets:
            Accounts, notes and lease receivables              (238,299)           (493,568)
            Inventories                                        (196,715)           (362,510)
            Other current assets                                (36,679)              8,723
       Increase (decrease) in operating liabilities:
            Accounts payable and accrued expenses              (463,468)           (123,324)
            Income taxes payable                                     --            (155,249)
            Customer deposits and other                         (20,679)            194,109
------------------------------------------------------------------------------------------------
Net cash used in operating activities                          (965,936)           (544,217)
------------------------------------------------------------------------------------------------
Investing activities:
       Capital expenditures, net                                (68,172)            (78,954)
       Increase in patents                                       (8,003)                 --
------------------------------------------------------------------------------------------------
Net cash used in investing activities                           (76,175)            (78,954)
------------------------------------------------------------------------------------------------
Financing activities:
  Borrowings under line of credit                               963,146             228,613
  Payments on term loan                                        (120,000)           (120,000)
  Proceeds from the exercise of stock options                        --              11,250
------------------------------------------------------------------------------------------------
Net cash provided by financing activities                       843,146             119,863
------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                      (198,965)           (503,308)
Cash and cash equivalents at beginning of perio                 375,912             982,588
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $ 176,947           $ 479,280
================================================================================================
Supplemental disclosures of cash flow
     information
         Cash paid during the period for
               Interest                                       $  19,596           $  38,300
               Income taxes                                      12,170             333,449

            See Notes to Condensed Consolidated Financial Statements

                               DRYCLEAN USA, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE (1) - GENERAL: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001. The June 30, 2001 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB as of that date.

NOTE (2) - NEW ACCOUNTING PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standard Board issued FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of other intangible assets is $541,011. Amortization expense during the three months ended September 30, 2001 and 2000 was $19,033 and $21,421, respectively. There was no goodwill at September 30, 2001. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 144 will impact its financial position and results of operations.

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

Financial information for the Company's business segments is as follows:


                                                   For the three months ended
                                                            September 30,
                                                       2001                  2000
                                                   (Unaudited)           (Unaudited)
-------------------------------------------------------------------------------------
Revenues:
   Commercial and industrial laundry and
      dry cleaning equipment                       $ 3,447,741           $ 3,803,088
   Manufacturing and sales of telephone
      test equipment                                   510,283               907,544
   License and franchise operations                     84,419               204,719
-------------------------------------------------------------------------------------
Total revenues                                     $ 4,042,443           $ 4,915,351
=====================================================================================
Operating (loss) income
    Commercial and industrial laundry and
        dry cleaning equipment                     $   (43,868)          $   260,307
    Manufacturing and sales of telephone
        test equipment                                 (81,209)               32,843
License and franchise operations                        57,393               176,880
-------------------------------------------------------------------------------------
Total operating (loss) income                      $   (67,684)          $   470,030
=====================================================================================

                                                   SEPTEMBER 30,           June 30
                                                      2001                   2001
                                                   (Unaudited)            (Unaudited)
                                                   -----------            -----------
Identifiable assets:
   Commercial and industrial laundry and
       dry cleaning equipment                      $ 5,479,376           $ 5,076,391
   Manufacturing and sales of telephone
       test equipment                                2,427,960             2,452,098
   License and franchise operations                    729,682               799,430
-------------------------------------------------------------------------------------
Total assets                                       $ 8,637,018           $ 8,327,919
=====================================================================================

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The three month period ended September 30, 2001, cash decreased by $198,965 compared to a decrease of $503,308 for the three months ended September 30, 2000.

For the first three months of fiscal 2002, operating activities used cash of $965,936, principally to support increases in accounts and lease receivables ($238,299), inventories ($196,715) and other current assets ($36,679) and a decrease in customer deposits ($20,679), as well as to reduce accounts payable and accrued expenses ($463,468). Additional cash was used to fund an operating loss ($49,900), which included non-cash expenses of $39,804 for depreciation and amortization.

For the three months ended September 30, 2000, operating activities used cash of $544,217, principally to support an increase in accounts and lease receivables ($493,568) and inventories ($362,510) and to reduce accounts payable and accrued expenses ($123,324) and income taxes payable ($155,109). These uses were partially offset by $267,282 provided by the Company's net income, supplemented by non-cash expenses of $38,701 for depreciation and amortization and $81,619 in bad debt expense. Additional cash was provided by an increase in customer's deposits ($194,109) and prepaid expenses ($8,723).

Net cash used in investing activities for the first quarter of fiscal 2002 was $76,175, principally to purchase equipment ($68,172) and to fund patent work ($8,003). During the first quarter of fiscal 2001, investing activities used cash of $78,954 mostly to acquire capital assets.

Financing activities provided cash of $843,146 for the three month period ended September 30, 2001, principally due to the borrowing of $963,146 under the Company's line of credit, which was partially offset by the monthly installment payments made on the Company's term loan ($120,000). For the first quarter of fiscal 2001 financing activities provided cash of $119,863 principally due to borrowing $228,613 under the Company's line of credit and $11,250 of proceeds from the exercise of stock options, which was offset by payments made on the Company's term loan ($120,000). The Company's Board of Directors has authorized the Company to repurchase up to 250,000 shares of Common Stock from time to time in open market and privately negotiated transactions, subject to general market and other conditions. Following the close of the first quarter of fiscal 2002, the Company purchased 300 shares, its first purchase under this authorization.

The Company believes that its present cash, cash it expects to generate from operations and cash borrowings available under its $2,250,000 line of credit will be sufficient to meet its operational needs. The Company's credit line, which matures on October 30, 2001, has been extended to December 30, 2001. The Company is required to make monthly payments of $40,000 until January 2002 under its term loan, when the remaining $960,000 will become due. The Company is currently negotiating with its lender and believes it will be able to refinance such debt and obtain a new line of credit at that time.

RESULTS OF OPERATIONS

Total revenues for the three month period ended September 30, 2001 decreased by $872,908 (17.8%) from the same period of fiscal 2001. Revenues of the laundry and dry cleaning equipment segment decreased by $355,347 (9.3%) due to a reduction in sales in most categories of equipment, the economy and the recent terrorist attacks, which have reduced occupancies in existing hotels and cruise lines, which are significant customers of this segment. This reduction offset an increase in brokerage commissions of $19,425 (30.0%). Revenues of the Company's license and franchise segment decreased by $120,300 (58.8%) as a result of the opening of a fewer number of licensed and franchised units. Sales of the Company's telecommunications segment decreased by $397,261 (43.8%), principally due to the downturn in the economy which has depressed the telecommunications market.

Cost of goods sold, expressed as a percentage of net sales, increased to 78.2% in the first quarter of fiscal 2002 from 71.1% for the first quarter of fiscal 2001. The increase was mostly due to the reduced sales in both the telecommunications and the laundry and dry cleaning segments which affected the segment's ability to absorb fixed expenses. In addition, the laundry and dry cleaning segment had a lower margin mix of sales.

Selling, general and administrative expenses during the first quarter of fiscal 2002 decreased by $68,003 (5.8%) from the same period of a year ago. The decrease was mostly attributable to a 35.3% decrease in expenses in the telecommunications segment due to a substantial reduction in advertising and selling expenses. This offset a 2.3% increase in this category of expenses for the laundry and dry cleaning segment due to increases in payroll, consulting services and advertising, which offset a reduction in bad debt expense. Selling, general and administration expenses for the license and franchising segment remained relatively flat for the period.

Research and development expenses decreased by $5,386 (20.2%) in the first quarter of fiscal 2002 from the first quarter of fiscal 2001. The reduction was mostly attributable to the reduction in engineering staff at the telecommunications segment, which offset an increase in start-up research and development expenses in the laundry and dry cleaning segment

Interest income decreased by $9,638 (70.1%) from the same prior year period as a result of fewer outstanding customer leases of laundry and dry cleaning equipment and a reduction in interest earned on daily bank balances due to lower average cash balances on hand and lower prevailing interest rates.

Interest expense decreased by $18,704 (48.8%) in the first quarter of fiscal 2002 from the same period in fiscal 2001, primarily due to a reduction in the amount of term loan debt outstanding and reduced interest rates, partially offset by periodic borrowings against the Company's line of credit.

The effective tax rate used in each of the periods was 40%.

EFFECTS OF INFLATION

Inflation has not had a significant effect on the Company's operations during the reported period.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standard Board issued FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of other intangible assets is $541,011. Amortization expense during the three months ended September 30, 2001 and 2000 was $19,033 and $21,421, respectively. There was no goodwill at September 30, 2001. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes

FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 144 will impact its financial position and results of operations.

FORWARD LOOKING STATEMENT

Certain statements in this Report under the captions. Management's Discussion and Analysis of Financial Condition or Plan of Operation," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). When used in this Report, words such as "may," "should," "seek," "believe," "expect," anticipate," "estimate," "project," "intend," "strategy" and "pro forma" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others: general economic and business conditions, as well as industry conditions and trends, including supply and demand; the effects on hotels and cruise lines, significant customers for the Company's laundry equipment, of the recent terrorist attacks; changes in business strategies or development plans; the availability, terms and deployment of debt and equity capital; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the equipment and raw materials purchased by the Company; relative values of the United States currency to currencies in the countries in which the Company's customers, suppliers and competitors are located; availability of qualified personnel; changes in, or the failure to comply with, government regulation, principally environmental regulations; and the Company's ability to successfully introduce, market and sell at acceptable profit margins its new Green Jet(TM) dry cleaning machines. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

                                     PART II
                                Other Information

Item 4.  Submission of Matters to a Vote of Securityholders.

      At the Company's 2001 Annual Meeting of Stockholders held on November 9, 2001, the Company's stockholders reelected the Company's then existing Board of Directors by the following votes:

                                                           Votes
                                              ----------------------------------
                                                For                Withheld
                                                ---                --------
             Michael S. Steiner               6,507,370             28,297
             William K. Steiner               6,504,613             31,054
             Venerando J. Indelicato          6,502,382             33,285
             David Blyer                      6,503,964             31,703
             Lloyd Frank                      6,509,305             26,362
             Alan Grunspan                    6,509,234             26,433
             Stuart Wagner                    6,503,964             31,703


Item  6. Exhibits and Reports on Form 8-K

(a)  Exhibits
         4.1 Letter agreement dated October 22, 2001 between the Company and First Union National Bank of Florida

(b)  Reports on Form 8-K

  No Reports on Form 8-K were filed during the quarter covered by this report.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 9, 2001                         DRYCLEAN USA, Inc.


                                             By:  /s/ Venerando J. Indelicato
                                                  ---------------------------
                                                  Venerando J. Indelicato,
                                                  Treasurer and Chief Financial
                                                    Officer

                                  EXHIBIT INDEX

Exhibit
Number          Description
------          -----------

4.1 Letter agreement dated October 22, 2001 between the Company and First Union National Bank of Florida