Form 10QSB
period 2001-12-31
DRYCLEAN USA INC
filed 2002-02-14
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2001

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

                                 Not Applicable
                                  (Former name)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 6,999,610 shares outstanding as of February 8, 2002.

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF  INCOME
-----------------------------------------------------------------------------------------------------------------
                                               For the six months                        For the three months
                                               ended December 31,                        ended December 31,
                                             2001             2000                       2001             2000
                                                  (Unaudited)                                 (Unaudited)
-----------------------------------------------------------------------------------------------------------------
Sales                                     $  7,622,588    $  8,935,979                 $ 3,799,474    $4,361,503
Franchise and license fees,
   commissions and
   other income                                506,522         536,555                     287,190       195,680
                                          ------------    ------------                 -----------    ----------

Total revenues                               8,129,110       9,472,534                   4,086,664     4,557,183

Cost of goods sold                           5,653,454       6,416,091                   2,662,132     3,162,964
Selling, general and
   administrative expenses                   2,188,989       2,370,839                   1,091,467     1,205,317
Research and development                        34,422          59,522                      13,136        32,850
                                          ------------    ------------                 -----------    ----------
Total operating expenses                     7,876,865       8,846,452                   3,766,735     4,401,131

        Operating income                       252,245         626,082                     319,929       156,052

Other income (expenses)
  Interest income                                5,780          19,942                       1,666         6,190
  Interest expense                             (33,982)        (75,343)                    (14,386)      (37,043)
                                          ------------    ------------                 -----------    ----------
         Total                                 (28,202)        (55,401)                    (12,720)      (30,853)

Earnings before taxes                          224,043         570,681                     307,209       125,199
Provision for income
   taxes                                        89,617         228,272                     122,883        50,080
                                          ------------    ------------                 -----------    ----------

         Net earnings                     $    134,426    $    342,409                 $   184,326    $   75,119
=================================================================================================================
Basic earnings per share                  $        .02    $        .05                 $       .03    $      .01
Diluted earnings per share                $        .02    $        .05                 $       .03    $      .01

Weighted average number
  of shares outstanding
        Basic                                7,000,777       7,001,250                  7,000,303      7,001,250
        Diluted                              7,000,777       7,210,908                  7,000,303      7,157,213
=================================================================================================================

            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    December 31, 2001             June 30, 2001
                                                    -----------------             -------------
                                                       (Unaudited)
ASSETS
------

CURRENT ASSETS
Cash and cash equivalents                               $   291,796                   $  375,912
Accounts and notes receivable, net                        1,846,003                    2,122,493
Inventories                                               4,179,286                    4,373,519
Current portion of lease receivables                         35,336                       39,494
Refundable income taxes                                                                  257,363
Deferred income taxes                                        69,337                       69,337
Prepaid expenses and other                                  189,471                      190,548
                                                        -----------                   ----------
                        Total current assets              6,611,229                    7,428,666

Lease receivables due after one year                          9,413                        5,238

Equipment and improvements- net of
  accumulated depreciation and
  amortization                                              386,186                      329,511

Franchise, trademarks and other
   intangible assets, net                                   535,063                      551,718
Deferred tax asset                                           12,786                       12,786
                                                        -----------                   ----------

                                                         $7,554,677                   $8,327,919
                                                        ===========                   ==========


            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     December 31, 2001             June 30, 2001
                                                     -----------------             -------------
                                                        (Unaudited)
LIABILITIES AND
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued
    expenses                                            $   819,516                   $ 1,474,733
Current portion of bank loan                                320,000                     1,160,000
Line of credit                                                4,306
Customer deposits                                           483,826                       573,298
Income taxes payable                                         33,555
                                                        -----------                   -----------
            Total current liabilities                     1,661,203                     3,208,031

Long term bank loan less current portion                    640,000
                                                        -----------                   -----------

            Total liabilities                             2,301,203                     3,208,031

SHAREHOLDERS' EQUITY
Common stock, $.025 par value;
  15,000,000 shares authorized;
  7,027,500 shares issued and
  outstanding at December 31, 2001 and
  June 30, 2001, respectively, including
  27,890 and 26,250 shares held in treasury
  at December 31, 2001 and June 30, 2001,
  respectively                                              175,688                       175,688
Additional paid-in capital                                2,047,730                     2,048,570
Retained earnings                                         3,030,056                     2,895,630
                                                        -----------                   -----------

Total shareholders' equity                                5,253,474                     5,119,888

                                                        $ 7,554,677                    $8,327,919
                                                        ===========                    ==========



            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Six months ended      Six months ended
                                                                        December 31, 2001     December 31, 2001
                                                                           (Unaudited)           (Unaudited)
                                                                           -----------           -----------
Operating activities:
   Net earnings                                                          $   134,426            $   342,409
     Adjustments to reconcile net earnings to net cash
        provided (used) by operating activities:
           Provision for bad debts                                            41,513                172,878
           Depreciation and amortization                                      82,783                 77,791
              Net changes in operating assets and liabilities:
                (Increase) decrease in:
                   Accounts, mortgages and lease receivables                 234,960              (776,494)
                   Inventories                                               194,233              (669,385)
                   Prepaid expenses and other assets                           1,077                61,032
                   Refundable income taxes                                   257,363
                Increase (decrease) in:
                   Accounts payable and accrued expenses                    (655,218)             (238,296)
                   Customer deposits                                         (89,472)              235,558
                   Income taxes payable                                       33,555              (281,944)
                                                                         -----------            -----------
Net cash provided (used) by operating activities                             235,220            (1,076,451)
                                                                         -----------            -----------

Investing activities:
    Capital expenditures                                                    (122,802)              (94,727)
                                                                         -----------            -----------
Net cash used by investing activities                                       (122,802)              (94,727)
                                                                         -----------            -----------

Financing activities
     Payments on term loan                                                  (200,000)             (240,000)
     Borrowings under line of credit                                           4,306               694,503
     Proceeds from exercise of stock options                                                        11,250
     Purchase of treasury stock                                                 (840)
                                                                         -----------            -----------
Net cash (used) provided by financing activities                            (196,534)              465,753
                                                                         -----------            -----------

Net decrease in cash and cash equivalents                                    (84,116)             (705,425)
Cash and cash equivalents at beginning of period                             375,912               982,588
                                                                         -----------            -----------

Cash and cash equivalents at end of period                                 $ 291,796              $277,163
==============================================================================================================

Supplemental information:
      Cash paid for interest                                               $  33,982              $ 75,343
      Cash paid for income taxes                                                                   586,610


            Notes to the Condensed Consolidated Financial Statements

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

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of other intangible assets was

$535,063. Amortization expense during the six months ended December 31, 2001 and 2000 was $38,556 and $47,174, respectively, and during the three months ended December 31, 2001 and 2000 was $19,523 and $25,753, respectively. There was no goodwill at December 31, 2001. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 144 will impact its financial position and results of operations.

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

Note (3) continued

Financial information for the Company's business segments is as follows:

                                                    For the six months                      For the three months
                                                    ended December 31,                      ended December 31,
                                                  2001                  2000               2001               2000
                                                            (Unaudited)                           (Unaudited)
------------------------------------------------------------------------------------------------------------------------
Revenues:
    Commercial and industrial laundry
      and dry cleaning equipment                $   6,830,921     $  7,711,508           $3,383,177       $ 3,908,420

    Manufacturing and sales of
       telephone test equipment                     1,119,422        1,455,369              609,139           547,825
------------------------------------------------------------------------------------------------------------------------

    License and franchise operations                  178,767          305,657               94,348           100,938
------------------------------------------------------------------------------------------------------------------------
Total revenues                                  $   8,129,110     $  9,472,534           $4,086,664       $ 4,557,183
========================================================================================================================
Operating income (loss)
    Commercial and industrial laundry
       and dry cleaning equipment               $     208,676     $    534,698           $  252,544       $   274,391

    Manufacturing and sales of
         telephone test equipment                     (55,919)        (132,313)              25,290          (165,156)

      License and franchise operations                 99,488          223,697               42,095            46,817
------------------------------------------------------------------------------------------------------------------------
Total operating income                          $     252,245     $    626,082           $  319,929       $   156,052
========================================================================================================================

                                                              December 31, 2001              June 30, 2001
                                                                 (Unaudited)
Identifiable assets:
      Commercial and industrial
         laundry and dry cleaning equipment                     $  4,661,119                  $  5,076,391

      Manufacturing and sales of
         telephone test equipment                                  2,116,440                     2,452,098
      License and franchise operations                               777,118                       799,430
------------------------------------------------------------------------------------------------------------------------
Total assets                                                    $  7,554,677                  $  8,327,919
========================================================================================================================

Note (4) - Credit Agreement: In December 2001, the Company entered into a bank loan agreement to replace its existing bank credit facility. The new facility consists of a term loan of $960,000 and a revolving credit facility of $2,225,000, including a $1,000,000 letter of credit subfacility and $250,000 foreign exchange subfacility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. Borrowings under the term loan facility and revolving credit facility bear interest at 2.65% and 2.50% per annum, respectively, above the Adjusted LIBOR Market Index Rate (1.87% at December 31,
2001), are guaranteed by all of the Company's subsidiaries and are collateralized by substantially all of the Company's and its subsidiaries' assets. In connection with entering into the new credit facility, the Company paid, among other things, a commitment fee of

$5,000 and various transaction costs. The term loan is repayable in equal monthly installments of $26,667 through December 31, 2004. The line of credit matures October 30, 2002. At December 31, 2001, there was $4,306 outstanding under the line of credit. At December 31, 2000, there were no outstanding borrowings under the Company's predecessor line of credit. The loan agreement requires maintenance of certain financial ratios and contains other restrictive covenants. The loan agreement also contains limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, guarantee indebtedness of others, grant liens, sell assets and make investments.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources
-------------------------------

For the six months ended December 31, 2001, cash decreased by $84,116 compared to a decrease of $705,425 for the six month period ended December 31, 2000.

For the first half of fiscal 2002, operating activities provided cash of $235,220. Of this amount, $134,426 was provided by net earnings and $82,783 and $41,513 was provided by non cash expenses for depreciation and amortization and a provision for bad debts, respectively. Additional cash was provided by a decrease in accounts, mortgages and lease receivables ($234,960), inventories ($194,233), prepaid expenses ($1,077) and the return of income taxes ($257,363) along with an increase in income tax payable ($33,555). The cash generated was partially used to decrease accounts payable and accrued expenses ($655,218) and decrease customer's deposits ($89,472).

For the first six months of fiscal 2001, operating activities used cash of $1,076,451, principally to support an increase in accounts, mortgages and lease receivables ($776,494) and inventories ($669,385) and to reduce accounts payable and accrued expenses ($238,296) and income taxes payable ($281,944). These uses were partially offset by the Company's net income of $342,409, non-cash expenses of $77,791 for depreciation and amortization and a provision for bad debts of $172,878. Additional cash was provided by an increase in customer's deposits ($235,558) and a decrease in prepaid expenses ($61,032).

Net cash used in investing activities during the first half of fiscal 2002 was $122,802, principally to purchase equipment ($107,344) and to fund patent work ($15,458). During the six month period ended December 31, 2000, investing activities used cash of $94,727 to purchase equipment.

Financing activities for the first six months of fiscal 2002 used cash of $196,534, principally to pay monthly installments on the Company's term loan ($200,000) and to purchase treasury stock ($840) under the Company's stock repurchase plan authorized by the Board of Directors in fiscal 2001, partially offset by cash of $4,306 provided by borrowings under the Company's line of credit. During the same period of fiscal 2001, financing activities provided cash of $465,753, principally due to the borrowing of $694,503 under the Company's line of credit and $11,250 from the exercise of stock options. This was partially offset by monthly installment payments on the Company's term loan ($240,000).

In December 2001, the Company entered into a bank loan agreement to replace its existing bank credit facility. The new facility consists of a term loan of $960,000 and a revolving credit facility of $2,225,000, including a $1,000,000 letter of credit subfacility and $250,000 foreign exchange subfacility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. Borrowings under the term loan facility and revolving credit facility bear interest at 2.65% and 2.50% per annum, respectively, above the Adjusted LIBOR Market Index Rate (1.87% at December 31,
2001), are guaranteed by all of the Company's subsidiaries and are collateralized by substantially all of the Company's and its subsidiaries' assets. The term loan is repayable in equal monthly installments of $26,667 through December 31, 2004. The line of credit matures October 30, 2002. The loan agreement also contains limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, guarantee indebtedness of others, grant liens, sell assets and make investments.

The Company believes that its present cash, cash it expects to generate from operations and cash borrowings available under its $2,250,000 line of credit will be sufficient to meet its operational needs.

Results of Operations
---------------------

Total revenues for the six and three month periods ended December 31, 2001 decreased by $1,343,424 (14.2%) and $470,519 (10.3%), respectively, from the same periods of fiscal 2001. For the six month period, revenues of the commercial laundry and dry cleaning segment decreased by $880,587 (11.4%) from the same six month fiscal 2001 period due to a reduction in sales of most categories of equipment due to the effects of the downturn in the economy on hotels and cruise lines, which are significant customers of this segment. For the three month period, revenues of this segment decreased by $525,243 (13.4%) from the comparable prior year three month period. Although sales of laundry and dry cleaning machines also declined during this period, they were partially offset by revenues from a subsidiary of the Company established in fiscal 2001 to develop new turn-key dry cleaning establishments for resale to third parties. The Company's license and franchise segment experienced a decrease in revenue of $126,890 (41.5%) and $6,590 (6.5%) for the six month and three month periods, respectively, as a result of the opening of a fewer number of licensed and franchised units. Sales of the Company's telecommunications segment decreased by $335,947 (23.1%) for the six month period but increased by $61,314 (11.2%) for the three month period ended December 31, 2001. The decrease for the six month period was principally due to the general downturn in the telecommunications market. The gain in the three month period is attributable to sales to certain telephone operating companies who, unlike in fiscal 2001, had not yet fully utilized their full year budgets. Sales of telecommunications test equipment for the third quarter have so far been below expectations and may not improve until the general telecommunications markets improve.

Cost of goods sold, expressed as a percentage of net sales, increased to 74.2% for the six month period of fiscal 2002 from 71.8% for the comparable period of a year ago. The increase was mostly due to the reduction in sales in the telecommunications segment which affected the segment's ability to absorb fixed expenses. In addition, the laundry and dry cleaning segment had a lower margin mix of sales. For the current year three month period, cost of goods sold decreased to 70.1% from 72.5% of net sales from the same period of a year ago. This improvement was attributable principally to an increase in sales, coupled with a reduction in direct labor costs, in the telecommunication segment. In addition, laundry and dry cleaning sales for the period included sales of the segment's new environmentally safe GreenJet(TM) dry-wet cleaning machine which carries a higher gross profit margin.

Selling, general and administrative expenses decreased by $181,850 (7.7%) and $113,850 (9.4%) for the six and three month periods, respectively, in fiscal 2002 from the comparable periods of fiscal 2001. The decrease for both periods was due primarily to a substantial reduction in selling and administrative expenses in the telecommunications segment as that segment was restructured to offset reductions in sales. This category of expenses remained relatively flat in the laundry and dry cleaning segment.

Research and development expenses decreased by $25,100 (42.2%) and $19,714 (60.0%) for the six and three month periods, respectively, in fiscal 2002 from the comparable periods of fiscal 2001. The reduction for both periods was principally attributable to a reduction in engineering staff at the telecommunication segment, which offset start-up research and development expenses in the laundry and dry cleaning segment associated with the segment's new environmentally safe GreenJet(TM) dry-wet cleaning machine. The expenses for research and development in fiscal 2001 were solely related to the telecommunications segment.

Interest income decreased by $14,162 (71.0%) and $4,524 (73.1%) for the six and three month periods, respectively, of fiscal 2002 from the comparable periods of fiscal 2001, as a result of fewer outstanding customer leases of laundry and dry cleaning equipment and a reduction in interest earned on daily bank balances due to lower average cash balances on hand and lower interest rates.

Interest expense decreased by $41,361 (54.9%) and $22,657 (61.2%) for the six and three month periods, respectively, in fiscal 2002 from the same periods of fiscal 2001, mostly due to a reduction in outstanding debt and reduced interest rates, partially offset by periodic borrowings under the Company's line of credit.

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

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of other intangible assets was $535,063. Amortization expense during the six months ended December 31, 2001 and 2000 was $38,556 and $47,174, respectively, and during the three months ended December 31, 2001 and 2000 was $19,523 and $25,753, respectively. There was no goodwill at December 31, 2001. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 144 will impact its financial position and results of operations.

Forward Looking Statements
--------------------------

     Certain statements in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others: general economic and business conditions, as well as industry conditions and trends, including supply and demand; changes in business strategies or development plans; the availability, terms and deployment of debt and equity capital; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the equipment and raw materials purchased by the Company; relative values of the United States currency to currencies in the countries in which the Company's customers, suppliers and competitors are located; availability of qualified personnel; changes in, or the failure to comply with, government regulation, principally environmental regulations; and the Company's ability to successfully introduce, market and sell at acceptable profit margins its new Green Jet(TM) dry cleaning machines. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

                                     PART II
                                OTHER INFORMATION


Item 2.       Changes in Securities.
-------       ----------------------

The following is a brief discussion of the Company's new Loan and Security Agreement, dated as of December 19, 2001 (the "Loan Agreement"), with First Union National Bank (the "Bank"), the Term Note and the Revolving Credit Note, each dated as of December 31, 2001, issued thereunder by the Company in favor of the Bank and the Guaranty and Security Agreement, dated as of December 19, 2001, by Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Company, Inc., DRYCLEAN USA Development Corp. and DRYCLEAN USA License Corp., wholly-owned subsidiaries of the Company, in favor of the Bank, which are annexed hereto as Exhibits 4.1(a) and 4.1(b), 4.1(c) and 4.1(d), respectively. The discussion below is qualified in its entirety by reference to those exhibits.

On December 19, 2001, the Company entered into the Loan Agreement to refinance the remaining principal balance of $960,000 on the then existing term loan of its wholly-owned subsidiary, Steiner-Atlantic Corp. ("Steiner"), from the Bank which was due in January 2002, and to provide a new line of credit to replace Steiner's line of credit with the Bank which matured on December 31, 2001. The former term loan and line of credit (as well as any other indebtedness of the Company or any of its affiliates) had been guaranteed by the Company and collateralized by substantially all of Steiner's and the Company's assets, excluding real estate.

The Company's new term loan provided under the Loan Agreement of $960,000 is payable in 36 equal monthly installments of $26,667 beginning on January 31, 2002. The outstanding principal balance of term loans bears interest at the one month LIBOR Market Index Rate plus 2.65% per annum.

The new line of revolving credit provided under the Loan Agreement enables the Company to request borrowings from the Bank of up to $2,250,000 outstanding at any one time, on a demand loan basis, until October 30, 2002. The revolving credit facility includes a $250,000 foreign exchange subfacility for the purpose of enabling the Company to hedge currency exposure in connection with its import activities through spot foreign exchange and forward exchange contracts and a $1,000,000 letter of credit subfacility. Revolving credit loans outstanding at any one time are limited by a borrowing base equal to the sum of (i) 60% of eligible accounts receivable (as defined), plus (ii) 50% of eligible inventory (as defined) consisting of spare parts, plus (iii) 60% of eligible inventory (as defined) consisting of equipment, less any outstanding letters of credit and the value of any outstanding forward and spot transactions. Outstanding borrowings under the revolving credit facility bear interest at the one month LIBOR Market Index Rate plus 2.50% per annum.

In connection with entering into the Loan Agreement, the Company paid, among other things, a commitment fee of $5,000 and various transaction costs.

The obligations of the Company and its affiliates to the Bank, whether arising under the Loan Agreement or otherwise, are guaranteed by the Company's subsidiaries and are collateralized by substantially all present and future assets of the Company and its subsidiaries, excluding real estate.

The Loan Agreement requires, among other things, the Company to maintain, on a consolidated basis: (a) a ratio of (i) the sum of (1) the consolidated net income after tax for the applicable fiscal year, plus (2) consolidated depreciation and amortization for the applicable fiscal year, less (3) dividends declared or paid by the Company during the applicable fiscal year to (ii) current maturities of long-term debt, including capitalized leases but excluding outstanding loans under the revolving credit facility at the end of the applicable fiscal year, of at least 1.0 to 1.0 at June 30, 2002 and at least
1.25 to 1.0 at the end of each fiscal year of the Company thereafter; and (b) a ratio of consolidated total liabilities (as defined) to consolidated tangible net worth (as defined) of at least 2.0 to 1.0 at all times. The Company's fiscal year ends on June 30. The Company may declare or pay dividends or distributions and may redeem or otherwise acquire any stock or other equity interests only to the extent that such payments would not reasonably likely result in a failure to maintain such ratios. The Loan Agreement also contains limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, guarantee indebtedness of others, grant liens, sell assets and make investments.

Item 6.       Exhibits and Reports on Form 8-K.
-------       ---------------------------------

(a)    Exhibits

         4.1(a) Loan and Security Agreement, dated as of December 19, 2001, from the Company in favor of First Union National Bank.

         4.1(b) Term Note, dated as of December 19, 2001, from the Company in favor of First Union National Bank.

         4.1(c) Revolving Credit Note, dated as of December 19, 2001, from the Company in favor of First Union National Bank.

         4.1(d) Guaranty and Security Agreement, dated as of December 19, 2001, from the Company in favor of First Union National Bank.

(b)    Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter covered by this Report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 14, 2002                       DRYCLEAN USA, Inc.


                                              By: /s/ Venerando J. Indelicato
                                                  ------------------------------
                                                  Venerando J. Indelicato,
                                                  Treasurer and Chief Financial
                                                     Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number        Description
------        -----------


4.1(a) Loan and Security Agreement, dated as of December 19, 2001, from the Company in favor of First Union National Bank.

4.1(b) Term Note, dated as of December 19, 2001, from the Company in favor of First Union National Bank.

4.1(c) Revolving Credit Note, dated as of December 19, 2001, from the Company in favor of First Union National Bank.

4.1(d) Guaranty and Security Agreement, dated as of December 19, 2001, from the Company in favor of First Union National Bank.