Form 10QSB
period 2002-03-31
DRYCLEAN USA INC
filed 2002-05-14
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2002

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

                                 Not Applicable
                                  (Former name)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 6,999,610 shares outstanding as of May 10, 2002.

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF  INCOME


--------------------------------------------------------------------------------------------------------------------
                                              For the nine months ended             For the three months ended
                                                      March 31,                             March 31,
                                               2002               2001               2002               2001
                                                     (Unaudited)                           (Unaudited)

--------------------------------------------------------------------------------------------------------------------
Sales                                        $11,257,519       $13,549,820          $3,634,931         $4,613,841
Franchise and license fees,
    commissions and other income                 654,053           656,130             147,531            119,574
                                             -----------       -----------          ----------         ----------
Total revenues                                11,911,572        14,205,950           3,782,462          4,733,415

Cost of goods sold                             8,246,699         9,867,432           2,593,245          3,451,341
Selling, general and administrative
    expenses                                   3,150,855         3,450,752             961,866          1,079,910
Research and development                          41,822            93,076               7,400             33,554
                                             -----------       -----------          ----------         ----------
Total operating expenses                      11,439,376        13,411,260           3,562,511          4,564,805

      Operating income                           472,196           794,690             219,951            168,610

Other income (expenses)
Interest income                                    9,779            25,082               3,999              5,140
Interest expense                                 (44,303)         (111,140)            (10,321)           (35,798)
                                             -----------       -----------          ----------         ----------
      Total                                      (34,524)          (86,058)             (6,322)           (30,658)

Earnings before taxes                            437,672           708,632             213,629            137,952
Provision for income taxes                       175,068           283,453              85,451             55,181

      Net earnings                              $262,604          $425,179            $128,178            $82,771

===================================================================================================================
Basic earnings per share                       $     .04          $    .06            $    .02            $   .01
Diluted earnings per share                     $     .04          $    .06            $    .02            $   .01

Weighted average number of shares
    outstanding
Basic                                          6,999,334         7,001,250           6,996,450          7,001,250
Diluted                                        6,999,334         7,170,335           6,996,450          7,049,881

===================================================================================================================


           See Notes to Condensed Consolidated Financial Statements.

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31, 2002               June 30, 2001
                                                           --------------               -------------
                                                             (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                      $   546,147                 $   375,912
Accounts and notes receivable, net                               1,821,593                   2,122,493
Inventories                                                      4,290,607                   4,373,519
Current portion of lease receivables                                43,841                      39,494
Refundable income taxes                                                                        257,363
Deferred income taxes                                               69,337                      69,337
Prepaid expenses and other                                         149,787                     190,548
                                                               -----------                 -----------
              Total current assets                               6,921,312                   7,428,666

Lease, and mortgages receivables due after
    one year                                                         6,771                       5,238

Equipment and improvements- net of Accumulated
    depreciation and amortization                                  365,261                     329,511

Franchise, trademarks and other intangible
     assets, net                                                   522,473                     551,718
Deferred tax asset                                                  12,786                      12,786
                                                               -----------                 -----------


                                                                $7,828,603                  $8,327,919
                                                               -----------                 -----------


           See Notes to Condensed Consolidated Financial Statements.

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           March 31, 2002               June 30, 2001
                                                           --------------               -------------
                                                             (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                           $1,076,320                  $1,474,733
Current portion of bank loan                                       320,000                   1,160,000
Customer deposits                                                  444,938                     573,298
Income taxes payable                                                47,872                           0
                                                                ----------                  ----------
              Total current liabilities                         $1,889,130                  $3,208,031

Long term loan less current portion                                560,000                           0
                                                                ----------                  ----------

              Total liabilities                                  2,449,130                   3,208,031

SHAREHOLDERS' EQUITY
Common stock, $.025 par value; 15,000,000
    shares authorized; 7,027,500 shares
    issued and outstanding at each of March
    31, 2002 and June 30, 2001, including
    31,050 and 26,250 shares held in treasury
    at March 31, 2002 and June 30, 2001,
    respectively                                                   175,688                     175,688
Additional paid-in capital                                       2,045,551                   2,048,570
Retained earnings                                                3,158,234                   2,895,630
                                                                ----------                  ----------

Total shareholders' equity                                       5,379,473                   5,119,888
                                                                ----------                  ----------

                                                                $7,828,603                  $8,327,919
                                                                ----------                  ----------


           See Notes to Condensed Consolidated Financial Statements.

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Nine months ended       Nine months ended
                                                                   March 31, 2002         March 31, 2001
                                                                    (Unaudited)             (Unaudited)
                                                                    -----------             -----------

Operating activities:
   Net earnings                                                    $    262,604            $   425,179
Adjustments to reconcile net earnings to net cash provided
    (used) by operating activities:
     Bad debt expense                                                    45,033                180,241
     Depreciation and amortization                                      125,893                118,455
       Net changes in operating assets and liabilities:
         (Increase) decrease in:
           Accounts, mortgages and lease receivables                    249,987               (317,539)
           Inventories                                                   82,912               (230,672)
           Prepaid expenses and other assets                             40,761                 92,779
           Refundable income taxes                                      257,363
         Increase (decrease) in:
           Accounts payable and accrued expenses                      (398,413)               (231,870)
           Customer deposits                                          (128,360)                 81,426
           Income taxes payable                                         47,872                (281,944)
                                                                   ------------            -----------
Net cash provided (used) by operating activities                       585,652                (163,945)
                                                                   ------------            -----------

Investing activities:
    Capital expenditures                                              (132,397)               (147,206)
                                                                   ------------            -----------
Net cash used by investing activities                                 (132,397)               (147,206)
                                                                   ------------            -----------

Financing activities
    Payments on term loan                                             (280,000)               (360,000)
    Proceeds from exercise of stock options                                                     11,250
    Purchase of treasury stock                                          (3,020)
                                                                   ------------            -----------
Net cash used by financing activities                                 (283,020)               (348,750)
                                                                   ------------            -----------

Net increase (decrease) in cash and cash equivalents                    170,235               (659,901)
Cash and cash equivalents at beginning of period                        375,912                982,588
                                                                   ------------            -----------

Cash and cash equivalents at end of period                         $    546,147            $   322,687
===========================================================================================================

Supplemental information:
    Cash paid for interest                                         $     44,303            $   111,140
    Cash paid for income taxes                                           86,000                635,950

-----------------------------------------------------------------------------------------------------------

            See Notes to Condensed Consolidated Financial Statements.

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

An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company's previous business combinations were accounted for using the purchase method. As of March 31, 2002, the net carrying amount of other intangible assets was $522,473. Amortization expense during the nine months ended March 31, 2002 and 2001 was $58,057 and $70,760, respectively, and during the three months ended March 31, 2002 and 2001 was $19,502 and $23,587, respectively. There was no goodwill at March 31, 2002. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

Financial information for the Company's business segments is as follows:

                                                  For the nine months ended        For the three months ended
                                                          March 31,                        March 31,
                                                    2002            2001             2002             2001
                                                         (Unaudited)                      (Unaudited)
-----------------------------------------------------------------------------------------------------------------
Revenues:
    Commercial and industrial laundry and
      dry cleaning equipment                      $10,310,481      $11,642,493      $3,479,562        $3,930,987

    Manufacturing and sales of telephone
      test equipment                                1,359,192        2,186,645         239,770           731,276

    License and franchise operations                  241,897          376,812          63,130            71,152
-----------------------------------------------------------------------------------------------------------------
Total revenues                                    $11,911,572      $14,205,950      $3,782,462        $4,733,415
=================================================================================================================
Operating income (loss)
    Commercial and industrial laundry and
      dry cleaning equipment                      $   525,172      $   708,184      $  316,496        $  173,487

    Manufacturing and sales of telephone
      test equipment                                 (175,413)        (169,509)       (119,494)          (37,195)

    License and franchise operations                  122,437          256,015          22,949            32,318
-----------------------------------------------------------------------------------------------------------------
Total operating income                           $    472,196      $   794,690      $  219,951        $  168,610
=================================================================================================================

                                                       March 31, 2002                   June 30, 2001
                                                         (Unaudited)

Identifiable assets:
    Commercial and industrial laundry and              $    5,140,435                   $   5,076,391
      dry cleaning equipment

    Manufacturing and sales of telephone                    1,900,475                       2,452,098
      test equipment

    License and franchise operations                          787,693                         799,430
Total assets                                           $    7,828,603                   $   8,327,919


Note (4) - Credit Agreement: In December 2001, the Company entered into a bank loan agreement to replace its then existing bank credit facility. The new facility consists of a term loan of $960,000 and a revolving credit facility of $2,250,000, including a $1,000,000 letter of credit subfacility and $250,000 foreign exchange subfacility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. Borrowings under the term loan facility and revolving credit facility bear interest at 2.65% and 2.50% per annum, respectively, above the Adjusted LIBOR Market Index Rate (1.90% at March 31,
2002), are guaranteed by all of the Company's subsidiaries and are collateralized by substantially all of the Company's and its subsidiaries' assets. In connection with entering into the new credit facility, the Company paid, among other things, a commitment fee of $5,000 and various transaction costs. The term loan is repayable in equal monthly installments of $26,667 through December 31, 2004. The line of credit matures October 30, 2002. At March 31, 2002, there were no outstanding borrowings under either the present line of credit or the Company's predecessor line of credit. The loan agreement requires maintenance of certain financial ratios and contains other restrictive covenants. The loan agreement also contains limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, guarantee indebtedness of others, grant liens, sell assets and make investments.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine-month period ended March 31, 2002, cash increased by $170,235 compared to a decrease of $659,901 for the nine month period ended March 31, 2001.

Operating activities for the nine months ended March 31, 2002 provided cash of $585,652. Of this amount, $262,604 was provided by net earnings, and $125,893 and $45,033 was provided by non-cash expenses for depreciation and amortization and a provision for bad debts, respectively. Additional cash was provided by decreases in accounts, mortgages and lease receivables ($249,987), inventories ($82,912), pre-paid expenses and other ($40,761) and the receipt of income tax refunds ($257,363), along with an increase in income taxes payable ($47,872). The cash generated was partially used to decrease accounts payable and accrued expenses ($398,413) and by a decrease in customer deposits ($128,360).

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

Investing activities used cash of $132,397 for the first nine months of fiscal 2002, principally to purchase equipment ($110,862) and to fund patent work ($21,435) associated with the Company's new environmentally safe Green Jet (R) dry-wet cleaning machine and the Company's new 8-XX hand telephone test set. For the same period of fiscal 2001, investing activities used cash of $147,206, principally to purchase equipment.

For the nine month period ended March 31, 2002, financing activities used cash of $283,020, mostly to make monthly payments on the Company's term loan ($280,000) and to purchase treasury stock ($3,020) under the Company's stock repurchase plan authorized by the Board of Directors in fiscal 2001. During the same period of fiscal 2001, financing activities used cash of $348,750, mostly to make monthly installments on the Company's term loan ($360,000), which was offset by proceeds from the exercise of stock options ($11,250).

In December 2001, the Company entered into a bank loan agreement to replace its then existing bank credit facility. The new facility consists of a term loan of $960,000 and a revolving credit facility of $2,250,000, including a $1,000,000 letter of credit subfacility and a $250,000 foreign exchange subfacility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other eligible inventories. Borrowings under the term loan facility and revolving credit facility bear interest at 2.65% and 2.50% per annum, respectively, above the Adjusted LIBOR Market Index Rate (1.90% at March 31, 2002), are guaranteed by all of the

----------
Green Jet(R) is a registered trademark of Steiner-Atlantic Corp., a subsidiary of the Company.

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

In April 2002, the Company's Steiner-Atlantic Corp. subsidiary entered into a two-year lease for approximately 8,800 square feet of warehouse space for the Company's commercial and industrial laundry dry cleaning equipment segment, with options to renew the lease, for two additional two year terms. The annual rental under the new lease is $27,600. Future monthly rent can be increased based on increases in the Consumer Price Index. This lease replaces a month to month lease covering approximately 6,000 square feet in a different warehouse at a monthly rental of $1,877.

On May 1, 2002, the telecommunications segment of the Company moved into smaller quarters under a one year lease, with a one-year extension right exercisable by July 1, 2002 and, if extended, an option to renew the lease for an additional two year term. The new lease covers approximately 8,440 square feet of manufacturing and office space at an annual rental of $101,292, plus common area charges. The segment's former lease covered approximately 21,500 square feet of space at an annual rental of $180,624, plus common area charges.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
--------------------------------------------------

The following sets forth a schedule of payments required, as of March 31, 2002 under the Company's contractual obligations described below:

                                                                               DUE BY PERIOD
                                                      -----------------------------------------------------------------
                                                             LESS
                                                             THAN                                              AFTER
CONTRACTUAL OBLIGATIONS                    TOTAL            1 YEAR        1 - 3 YEARS      4 - 5 YEARS        5 YEARS
-----------------------                    -----            ------        -----------      -----------        -------

Term loan                              $     880,000   $     320,000    $     560,000   $       -        $       -
Operating leases                       $     308,391   $     230,752    $      77,639
                                       -------------   -------------    -------------   -------------    -------------
Total contractual cash obligations     $   1,188,391   $     550,752    $     637,639   $       -        $       -


The Company's only other commercial commitment is under three leases for future dry cleaning stores that it anticipates assigning to dry cleaning franchisees or other customers when the leased facilities are available for occupancy. The maximum potential payment commitment is $114,600 in annual base rent per year for five years beginning upon completion of site building. Although the actual completion date is presently uncertain, it is probable that completion of each location will be in fiscal 2003.

TRANSACTIONS WITH RELATED PARTIES
---------------------------------

The Company leases 27,000 square feet of warehouse and office space from William
K. Steiner, a principal stockholder, Chairman of the Board of Directors and a director of the Company, under a lease which expires in October 2004. Annual rental under this lease is approximately $83,200. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

The Company believes that its present cash, cash it expects to generate from operations and cash borrowings available under its $2,250,000 line of credit will be sufficient to meet its operational needs.

RESULTS OF OPERATIONS
---------------------

Total revenues for the nine and three month periods ended March 31, 2002 decreased by $2,294,378 (16.2%) and $950,953 (20.1%), respectively, from the same periods of fiscal 2001. For the nine month period, revenues of the commercial laundry and dry cleaning segment decreased by $1,332,012 (11.4%), while for the three month period revenues of this segment decreased by $451,425 (11.5%), in each case from the comparable prior year periods. These decreases were due to a reduction in sales of most categories of equipment attributable to the downturn in the economy, especially on hotels and cruise lines, which are significant customers of this segment, although sales of the Company's new environmentally safe Green Jet dry-wet cleaning machine increased sales of dry cleaning machines by approximately $323,046, or 55%, for the quarter. The Company's license and franchise segment experienced decreases in revenue of $134,915 (35.8%) and $8,022 (11.3%) for the nine and three month periods, respectively, as a result of the opening of a fewer number of licensed and franchised units. Sales of the Company's telecommunications segment decreased by $827,453 (37.8%) and $491,506 (67.2%) for the nine and three month periods, respectively, of fiscal 2002 when compared to the same periods of fiscal 2001. The decreases were attributable to the severe downturn in the telecommunications market. Sales of telecommunications equipment are not expected to improve during the balance of the fiscal year and may continue at a slow pace, probably through the first two quarters of fiscal 2003. The Company has taken steps to reduce expenses of this segment by moving to a smaller facility and reducing staff.

Costs of goods sold, expressed as a percentage of net sales, increased to 73.3% during the first nine months of fiscal 2002 compared to 72.8% for the same period of fiscal 2001. The increase was mostly due to the reduction in sales in the telecommunications segment, which affected the segment's ability to absorb fixed expenses and offset an improvement in margins in the laundry and dry cleaning segment. For the three-month period ended March 31, 2002, cost of goods sold decreased to 71.3% from 74.8% of net sales from the same period of a year ago. This improvement is attributable to the lowering of expenses in the telecommunications segment and the increased shipments of Green Jet wet-dry cleaning machines, which carry a higher margin.

Selling, general and administrative expenses decreased by $299,897 (8.7%) and $118,044 (10.9%) for the nine and three month periods, respectively, in fiscal 2002 from the comparable periods of fiscal 2001. The decrease for both periods was due primarily to a substantial reduction in selling and administrative expenses in the telecommunications segment as that segment was restructured to offset reductions in sales. This category of expenses remained relatively flat in the laundry and dry cleaning segment.

Research and development expenses decreased by $51,254 (55.1%) and $26,154 (77.9%) for the nine and three month periods, respectively in fiscal 2002 from the comparable periods of fiscal 2001. The reduction for both periods was principally attributable to the reduction in engineering staff at the telecommunication segment, which offset start-up research and development expenses in the laundry and dry cleaning segment associated with the segment's new environmentally safe Green Jet dry-wet cleaning machine. The expenses for research and development in fiscal 2001 were solely related to the telecommunications segment.

Interest income decreased by $15,303 (61.0%) and $1,141 (22.2%) for the nine and three month periods, respectively, of fiscal 2002 from the comparable periods of fiscal 2001, principally as a result of a reduction in interest earned in daily bank balances due to lower average cash balances on hand and lower interest rates.

Interest expenses decreased by $66,837 (60.1%) and $25,477 (71.2%) for the nine and three month periods, respectively, in fiscal 2002 over the same periods of fiscal 2001, mostly due to a reduction in outstanding debt and reduced interest rates, partially offset by periodic borrowing against the Company's line of credit.

The effective tax rate used in each of the periods was 40%

EFFECTS OF INFLATION
--------------------

Inflation has not had a significant effect on the Company's operations during the reported periods.

CRITICAL ACCOUNTING POLICIES
----------------------------

Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements:

     Revenue Recognition

Sales of products are generally recorded as they are shipped. Commissions and management fees are recorded when earned. Individual franchise arrangements include a license and provide for payment of initial fees, as well as continuing service fees. Initial franchise fees are generally recorded upon the opening of the franchised store. Continuing services fees are recorded when earned.

     Franchise License Trademark and Other Intangible Assets

The franchise license, trademark and other intangible assets are stated at cost less accumulated amortization. Those assets are amortized on a straight-line basis over the estimated future periods to be benefited (2-15 years). The Company reviews the recoverability of intangible assets based primarily upon an analysis of undiscounted cash flows from the acquired assets. In the event the expected future net cash flows should become less than the carrying amount of the assets, an impairment loss will be recorded in the period such determination is made based on the fair value of the related assets.

     Asset Impairment

The Company periodically reviews the carrying value of certain of its assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets or analyze the fair value of the assets to determine if permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets or, if quoted market prices are not available, the Company would discount the expected future cash flows of such assets.

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

An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company's previous business combinations were accounted for using the purchase method. As of March 31, 2002, the net carrying amount of other intangible assets was $522,473. Amortization expense during the nine months ended March 31, 2002 and 2001 was $58,057 and $70,760, respectively, and during the three months ended March 31, 2002 and 2001 was $19,502 and $23,587, respectively. There was no goodwill at March 31, 2002. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

                                 Not Applicable

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 13, 2002                      DRYCLEAN USA, Inc.

                                           By:   /s/ Venerando J. Indelicato
                                                 ---------------------------
                                                 Venerando J. Indelicato,
                                                 Treasurer and Chief Financial
                                                   Officer