Form 10KSB
period 2002-06-30
DRYCLEAN USA INC
filed 2002-10-01
CIK 65312

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

Commission file number 0-9040

                               DRYCLEAN USA, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                       11-2014231
---------------------------------------               --------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)
 290 N.E. 68th Street, Miami, Florida                          33138
---------------------------------------               --------------------------
      (Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code: 305-754-4551

Securities registered under Section 12(b) of the Exchange Act:
  Common Stock, $.025 par value

Securities registered under Section 12(g) of the Exchange Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Company's revenues from continuing operations for its fiscal year ended June 30, 2002 were $14,288,504.

     The aggregate market value as at September 23, 2002 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $1,025,000 calculated on the basis of the mean between the high and low sales prices of the Company's Common Stock on the American Stock Exchange on that date. Such market value excludes shares owned by all executive officers and directors (and their spouses); this should not be construed as indicating that all such persons are affiliates.

     The number of shares outstanding of the issuer's Common Stock as at September 17, 2002 was 6,996,450.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's Proxy Statement relating to its 2002 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11 and 12 in Part III of this Report.

     Transitional Small Business Disclosure Format Yes [ ] No [X]

                           FORWARD LOOKING STATEMENTS

     Certain statements in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). When used in this Report, words such as "may," "should," "seek," "believe," "expect," anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company's customers are located; industry conditions and trends, including supply and demand; changes in business strategies or development plans; the availability, terms and deployment of debt and equity capital; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the equipment purchased by the Company; relative values of the United States currency to currencies in the countries in which the Company's customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; and the Company's ability to successfully introduce, market and sell at acceptable profit margins its new Green Jet(R) dry-wetcleaning(TM) machine. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

                                     PART I
                                     ------

ITEM 1.           DESCRIPTION OF BUSINESS.
                  ------------------------

GENERAL
-------

     The Company was incorporated under the laws of the State of Delaware on June 30, 1963 under the name Metro-Tel Corp. Until November 1, 1999, when Steiner-Atlantic Corp. ("Steiner") was merged with and into, and therefore became, a wholly-owned subsidiary of the Company, the Company's principal business was the manufacture and sale of telephone test and customer premise equipment utilized by telephone and telephone interconnect companies in the installation and maintenance of telephone equipment through its Metro-Tel telecommunications segment (the "Metro-Tel Segment"). Since the merger, the Company's principal business has been as a supplier of commercial and industrial dry cleaning equipment, laundry equipment and steam boilers and related activities. To reflect the change in the Company's principal business, the Company changed its name to DRYCLEAN USA, Inc. on November 7, 1999.

     Effective July 31, 2002, the Company sold substantially all of the operating assets (principally inventory, equipment and intangible assets, including tradenames) of the Metro-Tel Segment to an unaffiliated third party. The Company retained all of the cash, accounts receivable and liabilities of the Metro-Tel Segment. The sales price of $800,000, of which $250,000 was paid in cash on August 2, 2002 and the remaining $550,000 is evidenced by the purchaser's promissory note that bears interest at the prevailing prime rate plus 1% per annum and is payable in 42 equal monthly installments commencing October 1, 2002. Transaction costs to the Company aggregated approximately $40,000. Payment and performance of the promissory note is guaranteed by two companies affiliated with the purchaser and the three principal shareholders of purchaser and the affiliated companies, and is collateralized by substantially all of the operating assets of the purchaser and the affiliated companies. The Company has agreed to subordinate payment of the promissory note, the obligations of the affiliated companies under their guarantees and the collateral granted by the purchaser and the affiliated companies to the obligations of the purchaser and the affiliated companies to two bank lenders, subject to the Company's right to receive installment payments under the promissory note as long as the purchaser and the affiliated companies are not in default of their obligations to the applicable lender. The Company agreed to a three-year covenant not to compete with the purchaser. The Company had determined to sell the Metro-Tel Segment in light of the segment's telecommunications business being unrelated to the Company's core business, the reduction in revenues and increasing losses that the Metro-Tel Segment had been experiencing and to enable the Company to devote its resources to its larger and profitable core business activities in the dry cleaning and laundry equipment industry, including its new Green Jet(R) dry-wetcleaning(TM) machine. As a result of the determination to sell the Metro-Tel Segment, the operations of the Metro-Tel Segment are reflected in the financial statements included in this Report as a discontinued operation and are not discussed in detail in this Report as the Company is no longer engaged in that business.

     The Company, through Steiner, supplies commercial and industrial dry cleaning equipment, laundry equipment and steam boilers in the United States, the Caribbean and Latin American markets. This aspect of the Company's business services includes:

     o designing and planning "turn-key" laundry and/or dry cleaning systems to meet the layout, volume and budget needs of a variety of institutional and retail customers;

     o    supplying replacement equipment and parts to its customers;

     o    providing    warranty    and    preventative    maintenance    through
          factory-trained technicians and service managers;

     o selling its own line of laundry and dry cleaning machines under its Aero-Tech(R)and Green Jet(R)brand names; and

     o    selling process steam systems and boilers.

     In March 1999, the Company formed a new subsidiary, Steiner-Atlantic Brokerage Corp. ("Steiner Brokerage"), to act as a business broker to assist others seeking to buy or sell existing dry cleaning stores and coin laundry businesses. Some of the Company's existing customers have become Steiner Brokerage clients, utilizing the Company's staff and ability to assist them in the sale of their businesses and associated real property.

     In July 1999, the Company acquired certain assets of DRYCLEAN USA Franchise Company ("DRYCLEAN USA Franchise"), including, among other things, the worldwide rights to the name DRYCLEAN USA, along with existing franchise and license agreements. DRYCLEAN USA is one of the largest franchise and license operations in the dry cleaning industry, currently consisting of over 400 franchised and licensed locations in the United States, the Caribbean and Latin America. The Company intends to increase the number of existing franchisees and licensees of DRYCLEAN USA through proven sales and advertising methods.

     In February 2001, the Company formed DRYCLEAN USA Development Corp. ("DRYCLEAN USA Development") as a new subsidiary to develop new turn-key dry cleaning establishments for resale to third parties.

     Product Lines. The Company offers a broad line of commercial and industrial laundry and dry cleaning equipment and steam boilers, as well as a comprehensive parts and accessories inventory. The Company's commercial and industrial laundry
equipment  features  washers  and  dryers,   including  coin-
operated machines, boilers, water reuse and heat reclamation systems, flatwork ironers and automatic folders. The Company's dry cleaning equipment includes commercial dry cleaning machines sold primarily under the Aero-Tech(R) and Green Jet(R) names, garment presses, finishing equipment, and sorting and storage conveyors.

     In December 2001, the Company began shipping its new environmentally friendly Green Jet(R) dry-wetcleaning(TM) machine. This new machine not only cleans garments efficiently, but it also eliminates the use of perchloroethylene
(Perc) in the dry cleaning process, thereby eliminating the health and environmental concerns that Perc poses to our customers and their landlords. It also alleviates flammability, odor and cost issues inherent in alternative solvents and cleaning processes. Patents have been applied for to protect this innovative approach to garment cleaning. First deliveries of Green Jet(R) were made to customers in the second quarter of fiscal 2002.

     The Company's products are positioned and priced to appeal to customers in each of the high-end, mid-range and value priced markets. the Company's products are offered under a wide range of price points to address the needs of a diverse customer base. Suggested prices for most of the Company's products range from approximately $5,000 to $50,000. The Company's products afford the Company's customers a "one-stop shop" for commercial and industrial laundry and dry cleaning machines, boilers and accessories. By providing "one-stop" shopping, the Company believes it is better able to attract and support potential customers who can choose from the Company's broad product line.

     The Company seeks to establish customer satisfaction by offering:

     o an on-site training and preventive maintenance program performed by factory trained technicians and service managers;

     o    design and layout assistance;

     o maintenance of a comprehensive parts and accessories inventory and same day or overnight availability;

     o    competitive pricing; and

     o    a toll-free support line to resolve customer service problems.

     In addition, the Company, under the name DRYCLEAN USA, currently franchises and licenses over 400 retail drycleaning stores in the United States, the Caribbean and Latin America, making it one of the largest retail drycleaning license and franchise operations in the dry cleaning industry. During fiscal 2002, the Company's license and franchise segment contributed approximately 2.4% of the Company's revenues from continuing operations and 19.3% of operating income from continuing operations.

     Through its Steiner Brokerage subsidiary, the Company acts as a business broker to assist others seeking to buy or sell existing dry cleaning and laundry businesses. Some of the Company's existing customers have become Steiner Brokerage clients, utilizing the Company's staff and ability to assist them in the sale of their businesses and associated real property. This business contributed under 1% of revenue from continuing operations during fiscal 2002.

     The Company, through its DRYCLEAN USA Development subsidiary, develops new turn-key dry cleaning establishments for resale to third parties. DRYCLEAN USA Development did not contribute revenues until fiscal 2002, during which it provided approximately 1% of revenues from continuing operations.

     Sales, Marketing and Customer Support. The Company's laundry and dry cleaning equipment products are marketed in the United States, the Caribbean and Latin America to its customers, as well as customers of its DRYCLEAN USA
Franchise subsidiary. The Company employs sales executives to market its products, including its Aero-Tech(R) and Green Jet(R) products, in the United States and in international markets. The Company supports its products by representative advertising in trade publications, participating in trade shows and engaging in regional promotions and sales incentive programs. A substantial portion of the Company's equipment sales orders are obtained by telephone, e-mail and fax inquiries originated by the customer or by representatives of the Company, and significant repeat sales are derived from existing customers.

     Additionally, the Company's Aero-Tech(R) machines are sold through distributors and dealers throughout the United States, the Caribbean, Latin
America and Europe. The Company is in the process of developing a distributorship relationship in North America and Europe for the distribution of its Green Jet(R) dry-wetcleaning(TM) machine. To date, it has entered into distributorship arrangements for the Company's Green Jet(R) dry-wetcleaning(TM) machines with approximately ten distributors in North America and two distributors in Europe.

     The Company trains its sales and service employees to provide service and customer support. The Company uses specialized classroom training, instructional videos and vendor sponsored seminars to educate employees about product information. In addition, the Company's technical staff has prepared comprehensive training manuals, written in English and Spanish, relating to specific training procedures. The Company's technical personnel are continuously retrained as new technology is developed. The Company monitors service technicians continued educational experience and fulfillment of requirements in order to evaluate their competence. All of the Company's service technicians receive service bulletins, service technicians' tips and continued training seminars.

     Customers and Markets. The Company's customer base consists of approximately 500 customers in the United States, the Caribbean and Latin America, including independent and franchise dry cleaning stores and chains, hotels, motels, hospitals, cruise lines, nursing homes, government institutions and distributors. No customer accounted for more than 10% of the Company's revenues during the years ended June 30, 2002 or June 30, 2001.

     Sources of Supply. The Company purchases laundry and dry cleaning machines, boilers and other products from a number of manufacturers, none of which accounted for more than 20% of the Company's purchases for the years ended June 30, 2002 or June 30, 2001. The Green Jet(R) dry-wetcleaning(TM) machines are currently manufactured exclusively for the Company by one manufacturer in the United States. Substantially all of the Company's remaining dry cleaning
equipment  sold  under  the   Aero-Tech(R)   label  is  currently   manufactured
exclusively for the Company by one manufacturer in Italy. The Company has established long-standing relationships with these manufacturers. The Company's management believes these supplier relationships provide the Company with a substantial competitive advantage, including exclusivity in certain products and areas and favorable prices and terms. Therefore, the loss of one of these vendor relationships could adversely affect the Company's business. Historically, the Company has not experienced difficulty in purchasing desired products from its suppliers and believes it has good working relationships with its suppliers.

     The Company has a formal contract with a few of its equipment manufacturers and relies on its long-standing relationship with its other suppliers. The Company collaborates in the design, closely monitors the quality of the manufactured product and believes its Aero-Tech(R) and Green Jet(R) machines exceed the environmental regulations set by safety and environmental regulatory agencies. The Company must place its orders with its United States manufacturer of the Green Jet(R) dry-wetcleaning(TM) machine and with its Italian manufacturer of the remainder of its Aero-Tech(R) dry cleaning machines prior to the time the Company has received all of its orders. However, because of the Company's close working relationship with its manufacturers, the Company can usually adjust orders rapidly and efficiently to reflect a change in customer demands. The Company believes that if, for any reason its arrangement with these manufacturers were to cease or in the event the cost of these products were to be adversely affected, it will be able to have these products manufactured by other suppliers.

     Under its arrangement with the Italian manufacturer, the Company purchases dry cleaning machines in Euros. The Company's new bank revolving credit facility includes a $250,000 foreign exchange subfacility for the purpose of enabling the Company to mitigate its currency exposure in connection with its import activities through spot foreign exchange and forward exchange contracts.

     Imports into the United States are also affected by the cost of transportation, the imposition of import duties and increased competition from greater production demands abroad. The United States and Italy may, from time to time, impose new quotas, duties, tariffs or other restrictions or adjust prevailing quotas, duties or tariff levels, which could affect the Company's margins on its Aero-Tech(R) machines. United States customs duties presently are less than 1% of invoice cost for the Company's dry cleaning machines.

     Competition. The commercial and industrial laundry and dry cleaning equipment distribution business is highly competitive and fragmented with over 100 full-line or partial-line equipment distributors in the United States. The Company's management believes that no one distributor has a major share of the market and that substantially all distributors are independently owned and, with the exception of several regional distributors, operate primarily in local markets. Competition is based on price, product quality, delivery and support services provided by the distributor to the customer. In South Florida, the Company's principal domestic market, the Company's primary competition is derived from two full-line distributors which operate out of the Miami area. In the export market, the Company competes with several distributors and anticipates increased competition as the export market grows. On a national level, the Company competes with over a dozen manufacturers of dry cleaning equipment whose products are distributed nationally. The Company competes by offering an extensive product selection, value-added services, such as product inspection and quality assurance, toll-free customer support line, reliability, warehouse location, price, competitive special features and, with respect to certain products, exclusivity. As a franchisor/licensor of retail dry cleaning stores, DRYCLEAN USA competes with several other franchisors and turn-key suppliers of dry cleaning stores primarily on the basis of trademark recognition and reputation. As a broker in the purchase and sale of retail dry cleaning stores and coin laundry business, Steiner Brokerage competes with business brokers generally, as well as with other professionals with contacts in the retail dry cleaning and coin laundry business. Competition in this latter area is primarily based on reputation, advertising and, to a lesser degree, on the level of fees charged.

RESEARCH AND DEVELOPMENT
------------------------

     The Company has designed its new Green Jet(R) dry-wetcleaning(TM) machine and continues to improve this product line. The amounts of research and development expenses for the years ended June 30, 2002 and 2001 were $31,499 and $50,743.

PATENTS AND TRADEMARKS
----------------------

     The Company is the owner of United States service mark registrations for the names Aero-Tech(R), Logitrol(R), Petro-Star(R), Enviro-Star(R) and Green Jet(R), which are used in connection with its laundry and dry cleaning equipment, and of DRYCLEAN USA(R), which is licensed by it to retail dry cleaning establishments. The Company intends to use and protect these or related service marks, as necessary. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products. Patents have been applied for to protect the Company's new Green Jet(R) dry-wetcleaning(TM) machine.

COMPLIANCE WITH ENVIRONMENTAL AND OTHER GOVERNMENT LAWS AND REGULATIONS
-----------------------------------------------------------------------

     Over the past  several  decades in the United  States,  federal,  state and local  governments  have enacted  environmental  protection  laws in response to public concerns about the environment, including with respect to perchloroethylene (Perc), the primary cleaning agent historically used in commercial and industrial dry cleaning process. A number of industries, including the commercial and industrial dry cleaning and laundry equipment industries, are subject to these evolving laws and implementing regulations. As a supplier to the industry, the Company serves customers who are primarily responsible for compliance with environmental regulations. Among the federal laws that the Company believes are applicable to the industry are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), which provides for the investigation and remediation of hazardous waste sites; the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), which regulates generation and transportation of hazardous waste as well as its treatment, storage and disposal; and the Occupation Safety and Health Administration Act ("OSHA"), which regulates exposure to toxic substances and other health and safety hazards in the workplace. Most states and a number of localities have laws that regulate the environment which are at least as stringent as the federal laws. In Florida, for example, in which a significant amount of the Company's dry cleaning and laundry equipment sales are made, environmental matters are regulated by the Florida Department of Environmental Protection which generally follows the Environmental Protection Agency's ("EPA") policy in the EPA's implementation of CERCLA and RCRA and closely adheres to OSHA's standards.

     The Company does not believe that compliance with Federal, state and local environmental and other laws and regulations which have been adopted have had, or will have, a material effect on its capital expenditures, earnings or competitive position.

     The Company is also subject to Federal Trade Commission (the "FTC") regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws require the Company to, among other things, furnish to prospective franchisees a franchise offering circular containing prescribed information. Certain states in the United States require separate filings in order to offer franchises. The Company is currently registered in four of those states. The Company believes that it is in compliance in all material respects with these laws.

EMPLOYEES
---------

     The Company currently employs 34 employees on a full-time basis, of whom three serve in executive management capacities, 11 are engaged in sales and marketing, 12 are administrative and clerical personnel, four are engaged in production and four serve as warehouse support. None of the Company's employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are satisfactory.

FOREIGN AND GOVERNMENT SALES
----------------------------

     Export sales of the Company's laundry and dry cleaning business were approximately $2,081,287 and $4,166,033 during the years ended June 30, 2002 and June 30, 2001, respectively, and were made principally to Latin America and the Caribbean. See "Customers and Markets".

     All of the Company's export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company's customers are located.

ITEM 2.     DESCRIPTION OF PROPERTIES.
            --------------------------

     The Company's executive offices and the main distribution center for its products are housed in three leased adjacent facilities totaling approximately 45,000 square feet in Miami, Florida. The Company believes its facilities are adequate for its present and anticipated future needs. The following table sets forth certain information concerning the leases at these facilities:

                                         Approximate
               Facility                     Sq. Ft.               Expiration
               --------                     -------               ----------
         Miami, Florida (1)                  27,000            October 2004
         Miami, Florida                       8,000            March 2004 (2)
         Miami, Florida                      10,000            December 2002(3)
--------------

(1) Leased from William K. Steiner, a director of the Company. The lease includes an option to renew the lease for a ten-year term at a rent to be agreed upon by the parties.
(2)  In addition, the Company has two separate two-year renewal options.
(3)  In addition, the Company has one three-year renewal option.


ITEM 3.     LEGAL PROCEEDINGS.
            ------------------

     The Company is not a party to any material pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            ---------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5.     MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
            ------------------------------------------------------------

     The Company's Common Stock is traded on the American Stock Exchange (the "Amex") and on the Chicago Stock Exchange, each under the symbol "DCU." The following table sets forth, for the Company's Common Stock, the high and low sales prices on the Amex, as reported by Amex, for the periods reflected below.

                                            HIGH                  LOW
                                            ----                  ---
         Fiscal 2001
         -----------
         First Quarter                      $2.63                 $1.50
         Second Quarter                      1.63                  1.00
         Third Quarter                       1.56                   .55
         Fourth Quarter                       .90                   .50

         Fiscal 2002
         -----------

         First Quarter                      $ .85                 $ .50
         Second Quarter                       .60                   .42
         Third Quarter                        .99                   .50
         Fourth Quarter                       .89                   .55

     As of September 23, 2002 there were approximately 600 holders of record of the Company's Common Stock.

     No dividends have been paid on the Company's Common Stock during either of the last two fiscal years. The Company is a party to a Loan and Security Agreement with a commercial bank, which, among other things, provides that the Company may declare or pay dividends only to the extent that the dividend payment would not reasonably likely result in a failure by the Company to maintain specified consolidated debt service or short-term debt to equity ratios. The Company does not intend to pay cash dividends in the foreseeable future.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
            ---------------------------------------------------------

GENERAL
-------

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and Notes thereto which appear in Item 7 of this Report.

     Effective July 31, 2002, the Company sold substantially all of the operating assets (principally inventory, equipment and intangible assets, including tradenames) of its Metro-Tel telecommunications segment to an unaffiliated third party. The Company retained all of the cash, accounts receivable and liabilities of the segment. The sales price was $800,000, of which $250,000 was paid in cash on August 2, 2002 and the remaining $550,000 is evidenced by the purchaser's promissory note that bears interest at the prevailing prime rate plus 1% per annum and is payable in 42 equal monthly installments commencing October 1, 2002. Transaction costs of the Company aggregated approximately $40,000. Payment and performance of the promissory note is guaranteed by two companies affiliated with the purchaser and the three principal shareholders of purchaser and the affiliated companies, and is collateralized by substantially all of the operating assets of the purchaser and the affiliated companies. The Company has agreed to subordinate payment of the promissory note, the obligations of the affiliated companies under their guarantees and the collateral granted by the purchaser and the affiliated companies to the obligations of the purchaser and the affiliated companies to two bank lenders, subject to the Company's right to receive installment payments under the promissory note as long as the purchaser and the affiliated companies are not in default of their obligations to the applicable lender. The Company agreed to a three-year covenant not to compete with the purchaser.

     During fiscal 2002 and 2001 the Metro-Tel telecommunications segment experienced losses, before tax benefits, of $332,779 and $311,442, respectively, on sales of $1,647,587 and $2,916,697, respectively. The Company's determination to sell the Metro-Tel telecommunications segment was based on the segment's business being unrelated to the Company's core business, the reduction in revenues and increasing losses that the segment had been experiencing and to enable the Company to devote its resources to its larger and profitable core business activities in the commercial and industrial dry cleaning and laundry equipment industry, including its new Green Jet(R) dry-wetcleaning(TM) machine.

     The results of operations of the Metro-Tel telecommunications segment are not discussed in detail here as they have been classified in both fiscal 2002 and 2001 to reflect the segment as a discontinued operation in the statements of operations and cash flows and the Metro-Tel segment's assets have been included as separate line items on the Company's fiscal 2002 and 2001 balance sheets.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     For the year ended June 30, 2002, cash increased by $888,445 compared to a decrease of $606,676 for the year ended June 30, 2001.

     Cash provided by operating activities in fiscal 2002 was $1,251,708. Continuing operations provided $1,202,701 of the net cash. In generating cash from operations, the Company's net income from continuing operations of $479,978 was supplemented by $113,102 of non-cash expenses for depreciation and amortization and partially offset by deferred taxes of $167,097. Changes in operating assets and liabilities contributed $786,144 to net cash due to a decrease of $498,989 in accounts, notes and lease receivables resulting primarily from decreased sales and an improvement in the collection of receivables and a $261,660 increase in accounts and accrued expenses payable resulting primarily from accrued expenses of the discontinued Metro-Tel telecommunications segment. Discontinued operations provided cash of $89,007.

     For fiscal 2001, operating activities used cash of $34,285. While continuing operations provided $648,935 of cash, which was produced by income from continuing operations of $314,668 supplemented by non-cash expenses for depreciation and amortization ($189,067) and bad debts ($178,674), changes in operating assets and liabilities used $635,299 of cash to support increases in inventories ($418,487), refundable income taxes ($257,363) and accounts, notes and lease receivables ($129,225), and a decrease in income taxes payable ($281,944). These uses of cash were partially offset by increases in accounts payable and accrued expenses ($173,196) and customer deposits ($198,902). The use of $539,307 for income taxes compared to providing $201,270 in the prior year was primarily due to timing of estimated tax payments and the decline in profits the Company experienced during the fourth quarter of fiscal 2001. Discontinued operations used cash of $47,921.

     Net cash used by investing activities in fiscal 2002 was $243, as equipment purchases used $97,969 of cash and patent expenditures used cash of $16,769. These were substantially offset by $114,495 provided by the collection of a related party receivable. Net cash of $103,641 used by investing activities in fiscal 2001 consisted of equipment purchases of $90,268 and patent expenditures of $13,373.

     Financing activities in fiscal 2002 used cash of $363,020 to make payments on the Company's term loan ($360,000) and the purchase of Company common stock ($3,020). Net cash of $468,750 was used in financing activities in fiscal 2001 to make payments on the Company's term loan ($480,000), partially offset by $11,250 obtained from the proceeds of stock options exercised.

     The Company has no capital commitments for capital expenditures, but expects to purchase equipment at levels consistent with past levels.

     In December 2001, the Company entered into a bank loan agreement to replace its existing bank credit facility. The new facility consists of a term loan of $960,000 and a revolving credit facility of $2,250,000, including a $1,000,000 letter of credit subfacility and $250,000 foreign exchange subfacility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. As of June 30, 2002, the borrowing base was approximately $1,750,000, against which no amounts were drawn. Borrowings under the term loan facility and revolving credit facility bear interest at 2.65% and 2.50% per annum, above the Adjusted LIBOR Market Index Rate, are guaranteed by all of the Company's subsidiaries and are collateralized by substantially all of the Company's and its subsidiaries' assets. The outstanding principal balance of the term loan at June 30, 2002 was $800,000. The term loan is repayable in equal monthly installments of $26,667 through December 31, 2004. The line of credit is scheduled to mature on October 30, 2002. The Company believes it can negotiate an extension of this, or a new, line of credit facility by October 30, 2002. In connection with the Company's sale of its Metro-Tel telecommunications segment, the bank lender consented to sale of the segment and amended the loan covenants for the year ended June 30, 2002 to exclude the effects of discontinued operations from the debt service coverage ratio that the Company is required to maintain. The loan agreement requires the Company to maintain certain financial ratios and contains other covenants which place limitations on the extent to which the Company and its subsidiaries may make dividends and other distributions, incur additional indebtedness, guarantee indebtedness of others, grant liens, sell assets and make investments. At June 30, 2002, the Company was in compliance with the ratios and covenants contained in the loan agreement. See
Note 5 of the Notes to Consolidated Financial Statements for additional information concerning this credit facility.

     The Company believes that its present cash position and cash it expects to generate from operations will be sufficient to meet its operational needs.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
--------------------------------------------------

     The following sets forth a schedule of payments required as of June 30, 2002 under the Company's contractual obligations described below:

                                                                                Due by Period
                                                     --------------------------------------------------------------
                                                     Less
                                                     Than                                                 After
Contractual Obligations             Total            1 Year            1-3 years        4-5 years         5 years
-----------------------             -----            ------            ---------        ---------         -------

Term Loan                           $800,000         $320,000           $480,000                -               -
Operating leases                    $615,000         $199,000           $345,000          $71,000               -
                                    --------         --------           --------          -------         --------
Total contractual cash
     Obligations                  $1,415,000         $519,000           $825,000          $71,000               -
                                   =========          =======           ========          ========        =========

     Included in the above are two leases for future dry cleaning stores that the Company anticipates assigning to dry cleaning franchises or other customers when the leased facilities are available for occupancy. The maximum potential payment commitment under these two leases is $71,000 in annual base rent per year for five years beginning upon completion of site building. Although the actual completion date is presently uncertain, it is probable that completion of each location will be in fiscal 2003.

OFF-BALANCE SHEET FINANCING
---------------------------

     Except for the operating leases, the Company has no off-balance sheet financing arrangements. The Company's bank revolving credit facility includes a $250,000 foreign exchange subfacility for the purpose of enabling the Company to mitigate its Euro currency exposure in connection with its import activities of equipment manufactured in Italy through spot foreign exchange and forward exchange contracts.

RESULTS OF OPERATIONS
---------------------

     Revenues from continuing operations for the fiscal year ended June 30, 2002 decreased by $1,515,781 (9.5%) from fiscal 2001, primarily as a result of a decrease of $1,407,097 (9.1%) in the laundry and dry cleaning segment. Export sales decreased by $2,084,746 (50.0%) due to the downturn in the economy, primarily in Caribbean and Latin America markets. The decrease was due to a reduction in sales of most categories of equipment attributable to the downturn in the economy, especially in the hospitality industry in which the Company has significant customers. These reductions were offset, in part, by sales of the Company's new, environmentally friendly, Green Jet(R) dry-wetcleaning(TM) machine, introduced in December 2001 and revenues of its development division, which contributed $145,000 in its first year of operations. Revenues from the Company's license and franchise segment decreased by $108,397 (24.1%) primarily due to the slower economy in the United States and Latin America causing the Company to open fewer licensed and franchised units.

     Cost of goods sold, expressed as a percentage of net sales decreased to 72.5% in fiscal 2002 from 75.1% in fiscal 2001. The improvement was primarily attributable to the increased sales of the Green Jet(R) dry-wetcleaning(TM) machine, which has higher margins than the Company's historical dry and wet cleaning machines.

     Selling, general and administrative expenses decreased by $70,171 (1.8%) in fiscal 2002 from fiscal 2001 as a result of a decreases in bad debts ($169,248) primarily from the collection of $100,000 previously reserved, telephone expense ($31,051) and other general and administrative expense categories. These decreases were partially offset by increases in advertising ($50,597) due to initial advertising associated with the introduction of the Green Jet(R) dry-wetcleaning(TM) machine and the Company hosting its biennial trade show and insurance ($26,751) expenses.

     Research and development expense decreased by $19,244 (37.9%) in fiscal 2002 from fiscal 2001 as development costs of the Company's Green Jet(R) dry-wetcleaning(TM) machine were reduced with the bringing to market of this product.

     Interest income decreased by $19,777 (64.6%) as a result of a reduction in interest earned on daily bank balances due to lower average cash balances on hand during the year and lower interest rates.

     Interest expense decreased by $79,409 (59.5%) due to a reduction in outstanding debt and lower prevailing interest rates on the Company's variable rate debt, partially offset by periodic borrowings against the Company's revolving credit facility.

     The provision for income tax on continuing operations increased by $99,834 (51.1%) due primarily to the increase in earnings from continuing operations. The effective tax rate applicable to the Company's pre-tax income from continuing operations was 38.0% compared to 38.2% in fiscal 2001. See Note 4 to the Consolidated Financial Statements for further information concerning the provision for income taxes

     The loss from discontinued operations in fiscal 2002 of $204,999, net of tax benefit, and the estimated loss on the disposal of discontinued operations of $554,996, net of tax benefit, relate to the Metro-Tel telecommunications segment sold effective July 31, 2002, including a provision to reduce the carrying value of the assets sold to their net estimated realizable value and transaction and other costs associated with the discontinuance of the business. See "General," above.

INFLATION
---------

     Inflation has not had a significant effect on the Company's operations during any of the reported periods.


TRANSACTIONS WITH RELATED PARTIES
---------------------------------

     The Company leases 27,000 square feet of warehouse and office space from William K. Steiner, a principal shareholder, Chairman of the Board of Directors and a director of the Company, under a lease which expires in October 2004. Annual rental under this lease is approximately $83,200. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

CRITICAL ACCOUNTING POLICIES
----------------------------

     Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company's financial statements:

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

     USE OF ESTIMATES

     The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable, the carrying value of inventories and long-lived assets, the timing of revenue recognition for initial license and franchise fees from sales of franchise arrangements and continuing license and franchise service fees, as well as sales returns. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recognition of revenues and expenses and the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2002, the net carrying amount of intangible assets is $455,104. Amortization expense during the years ended June 30, 2002 and 2001 was $57,379 and $68,388, respectively. There was no goodwill at June 30, 2002. The Company does not believe the adoption of SFAS 141 and SFAS 142 on July 1, 2002 will have a significant impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The Company does not believe the adoption of SFAS 144 will have a significant impact on its financial position or results of operations.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Costs Incurred in a Restructuring)." SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS 146 will have a significant impact on its financial position or results of operations.

ITEM 7.     FINANCIAL STATEMENTS.
            ---------------------

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                      Index to Consolidated Financial Statements



Report of Independent Certified Public Accountants                        16

Consolidated Balance Sheets at June 30, 2002 and 2001                     17

Consolidated Statements of Operations for the years ended
   June 30, 2002 and 2001                                                 18

Consolidated Statements of Shareholders' Equity for the years ended
   June 30, 2002 and 2001                                                 19

Consolidated Statements of Cash Flows for the years ended
   June 30, 2002 and 2001                                                 20

Summary of Accounting Policies                                            21

Notes to Consolidated Financial Statements                                25

Report of Independent Certified Public Accountants


Board of Directors and Shareholders
DRYCLEAN USA, Inc.
Miami, Florida


We have audited the accompanying consolidated balance sheets of DRYCLEAN USA, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DRYCLEAN USA, Inc. and subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Miami,  Florida                                                BDO Seidman, LLP
August 23, 2002, except for Note 5(b)
which is as of September 23, 2002

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets


June 30,                                                                    2002              2001
-----------------------------------------------------------------------------------------------------------

ASSETS (Note 5)

CURRENT ASSETS
   Cash and cash equivalents                                        $        1,264,357  $       375,912
   Accounts and notes receivable, net of allowance for doubtful accounts of $130,000 and $51,800 at 2002 and 2001,
     respectively                                                            1,542,691        2,122,493
   Lease receivables (Note 2)                                                   37,290           39,494
   Inventories                                                               2,918,472        2,918,161
   Refundable income taxes                                                     225,167          257,363
   Deferred income taxes (Note 4)                                              240,351           69,337
   Current assets of discontinued operations (Note 12)                         745,000        1,455,358
   Other current assets, net of allowance for doubtful
     accounts of $100,000 at 2001 (Note 6)                                     185,631          190,548
-----------------------------------------------------------------------------------------------------------

Total current assets                                                         7,158,959        7,428,666

LEASE RECEIVABLES - due after one year (Note 2)                                    681            5,238

EQUIPMENT AND IMPROVEMENTS, net (Note 3)                                       274,124          231,878

FRANCHISE, TRADEMARKS AND OTHER INTANGIBLE ASSETS, net
   (Note 1)                                                                    455,104          495,714

DEFERRED INCOME TAXES (Note 4)                                                   8,869           12,786

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (NOTE 12)                         15,000          153,637
-----------------------------------------------------------------------------------------------------------

                                                                    $        7,912,737  $     8,327,919
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $        1,736,393  $     1,474,733
   Customer deposits and other                                                 539,486          573,298
   Current portion of term loan (Note 5)                                       320,000        1,160,000
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                    2,595,879        3,208,031
TERM LOAN, less current portion (Note 5)                                       480,000                -
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                            3,075,879        3,208,031
-----------------------------------------------------------------------------------------------------------

COMMITMENTS (Notes 6, 8 and 9)
-----------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (Note 11) Common stock, $0.025 par value:
     Authorized shares - 15,000,000; 7,027,500
       shares issued and outstanding,  including shares held in
       treasury                                                                175,688          175,688
   Additional paid-in capital                                                2,048,570        2,048,570
   Retained earnings                                                         2,615,620        2,895,630
   Treasury stock, 31,050 and 26,250 shares at cost                             (3,020)               -
-----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                   4,836,858        5,119,888
-----------------------------------------------------------------------------------------------------------
                                                                    $        7,912,737  $     8,327,919
-----------------------------------------------------------------------------------------------------------

    See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                           Consolidated Statements of Operations



Year ended June 30,                                                              2002            2001
---------------------------------------------------------------------------------------------------------

REVENUES:
    Net sales                                                           $  13,330,158   $  15,036,008
    Development fees, franchise and license fees, commissions
       and other                                                              958,346         768,277
---------------------------------------------------------------------------------------------------------

Total                                                                      14,288,504      15,804,285
---------------------------------------------------------------------------------------------------------

COST OF SALES                                                               9,667,630      11,299,508
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Notes 8 and 9)                3,771,210       3,841,381
RESEARCH AND DEVELOPMENT EXPENSES                                              31,499          50,743
---------------------------------------------------------------------------------------------------------

Total                                                                      13,470,339      15,191,632
---------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                              818,165         612,653
---------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
    Interest income                                                            10,847          30,624
    Interest expense                                                          (53,955)       (133,364)
--------------------------------------------------------------------------------------------------------

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                       775,057        509,913
PROVISION FOR INCOME TAXES (Note 4)                                           295,079        195,245
--------------------------------------------------------------------------------------------------------

EARNINGS FROM CONTINUING OPERATIONS                                           479,978        314,668

Loss from  discontinued  operations,  net of  income  tax  benefit  of
    $127,787  and $119,245 (Note 12)                                         (204,992)      (192,197)
Estimated loss on disposal of discontinued  operations,  net of income
    tax benefit of $347,358 (Note 12)                                        (554,996)             -
--------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                            (759,988)      (192,197)
--------------------------------------------------------------------------------------------------------

NET (LOSS) EARNINGS                                                     $    (280,010)       122,471
                                                                                     $
--------------------------------------------------------------------------------------------------------

Earnings per share from continuing operations, basic                    $         .07  $         .04
Loss per share from discontinued operations, net of taxes, basic                 (.11)          (.02)
--------------------------------------------------------------------------------------------------------
Net (loss) earnings per share, basic (Note 10)                          $        (.04)           .02
                                                                                     $
--------------------------------------------------------------------------------------------------------

Earnings per share from continuing operations, diluted                  $         .07  $         .04
Loss per share from discontinued operations, net of taxes, diluted               (.11)          (.02)
--------------------------------------------------------------------------------------------------------
Net (loss) earnings per share, diluted (Note 10)                        $        (.04) $         .02
--------------------------------------------------------------------------------------------------------

Weighted average number of shares of
   common stock outstanding:
       Basic                                                                6,996,813      7,001,250
       Diluted                                                              6,997,342      7,121,155
--------------------------------------------------------------------------------------------------------


              See accompanying summary of accounting policies and
                         notes to financial statements.

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                 Consolidated Statements of Shareholders' Equity

                                          Common Stock        Additional     Treasury Stock
                                       --------------------    Paid-in   -----------------------   Retained
                                         Shares     Amount     Capital   Shares          Cost      Earnings         Total
---------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000               7,016,250 $ 175,406 $ 2,037,602    26,250   $       -   $ 2,773,159   $  4,986,167

Year ended June 30, 2001:

   Stock options exercised                11,250       282      10,968       -             -            -          11,250

   Net income                                 -          -           -       -             -       122,471        122,471
---------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001               7,027,500   175,688   2,048,570    26,250           -     2,895,630      5,119,888

Year ended June 30, 2002:

   Treasury stock repurchases                 -          -           -     4,800      (3,020)           -          (3,020)

   Net loss                                   -          -           -       -             -      (280,010)      (280,010)
---------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2002               7,027,500 $ 175,688 $ 2,048,570    31,050   $  (3,020)  $ 2,615,620   $  4,836,858

---------------------------------------------------------------------------------------------------------------------------



              See accompanying summary of accounting policies and
                         notes to financial statements.

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows


Year ended June 30,                                                                 2002                2001
--------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
   Net income from continuing operations                                   $     479,978      $     314,668
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                             113,102            189,067
       Bad debt (recovery) expense                                                (9,425)           178,674
       Change in deferred income taxes                                          (167,098)           (33,474)
       (Increase) decrease in operating assets:
         Accounts, notes and lease receivables                                   498,989           (129,225)
         Inventories                                                                (311)          (418,487)
         Refundable income taxes                                                  32,196           (257,363)
         Other current assets                                                    (12,578)            79,622
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                                   261,660            173,196
         Income taxes payable                                                          -           (281,944)
         Customer deposits and other                                             (33,812)           198,902
-------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operations                                     1,162,701             13,636
-------------------------------------------------------------------------------------------------------------

Net loss from discontinued operations                                           (759,988)          (192,197)
   Adjustments:                                                                                           -
       Estimated loss on disposal of assets                                      902,354
       Provision for inventory obsolescences                                                        195,513
       Increase in operating assets                                              (53,359)           (51,237)
-------------------------------------------------------------------------------------------------------------

Net cash provided (used) by discontinued operations                               89,007            (47,921)
-------------------------------------------------------------------------------------------------------------

Cash provided (used) by operating activities                                   1,251,708            (34,285)
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Capital expenditures, net                                                     (97,969)           (90,268)
   Collection of related party receivable                                        114,495                  -
   Patent expenditures                                                           (16,769)           (13,373)
-------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                               (243)          (103,641)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Payments on term loan                                                        (360,000)          (480,000)
   Acquisition of treasury stock                                                  (3,020)                 -
   Proceeds from exercise of stock options                                             -             11,250
-------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                           (363,020)          (468,750)
-------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             888,445           (606,676)
Cash and cash equivalents at beginning of year                                   375,912            982,588
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                   $   1,264,357      $     375,912
-------------------------------------------------------------------------------------------------------------

Supplemental Information:
   Cash paid for:
     Interest                                                              $      53,955      $     133,364
     Income taxes                                                                171,000            673,120
-------------------------------------------------------------------------------------------------------------


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                                  Summary of Accounting Policies


NATURE OF BUSINESS  DRYCLEAN  USA,  Inc.  and  subsidiaries  (collectively,  the
                    "Company") sell commercial and industrial laundry and dry cleaning equipment, boilers and replacement parts, sell individual and area franchises under the DRYCLEAN USA name, and act as a business broker in connection with the purchase and sale of retail dry cleaning stores and coin laundries.

                    The Company primarily sells to customers located in the United States, the Caribbean and Latin America.

PRINCIPLES OF       The  accompanying  consolidated financial statements include
CONSOLIDATION       the  accounts of DRYCLEAN   USA,   Inc.   and   its  wholly-
                    owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

REVENUERECOGNITION  Sales  of  products  are  generally  recorded  as  they  are shipped. Shipping, delivering and handling fee income of approximately $121,000 and $145,000 for the years ended June 30, 2002 and 2001, respectively, are included as other revenues in the consolidated financial statements. Shipping, delivering and handling costs are included in cost of sales. Commissions and management fees are recorded when earned. Individual franchise arrangements include a license and provide for the payment of initial fees, as well as continuing service fees. Initial franchise fees are generally recorded upon the opening of the franchised store. Continuing services fees are recorded when earned.

INVENTORIES         Inventories  consist  principally of finished goods and  are valued at the lower of cost or market determined on the first-in first-out method.

EQUIPMENT,          Property and equipment are stated at cost.  Depreciation and
IMPROVEMENTS AND    amortization are calculated on accelerated and straight-line
DEPRECIATION        methods over lives of five to seven years for  furniture and
                    equipment   and  the  life  of  the  lease   for   leasehold
                    improvements for both financial reporting and income tax purposes, except that leasehold improvements are amortized over 31 years for income tax purposes.

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

INCOME TAXES        The Company utilizes the  asset and liability method wherein
                    deferred  taxes  are  recognized  for  differences   between
                    consolidated financial statement and income tax bases of assets and liabilities.

STATEMENT OF        For  purposes of this statement,  cash  equivalents  include
CASH FLOWS          all highly liquid investments  with  original  maturities of three months or less.

ESTIMATES           The  preparation  of  consolidated   financial statements in
                    conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE  Basic earnings  per  share  are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding during each year. Securities having an anti-dilutive effect on earnings per share are excluded from the calculations.

ADVERTISING COSTS   The Company  expenses  the  cost  of advertising  as of  the first date of the advertisement. The Company expensed approximately $218,000 and $167,000 of advertising costs for the years ended June 30, 2002 and 2001, respectively.

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                                  Summary of Accounting Policies


FAIR VALUE OF       The Company's  financial instruments consist principally  of
FINANCIAL           cash  and  cash  equivalents,  accounts  receivable,  lease
INSTRUMENTS         receivables, notes receivable, accounts payable and accrued expenses and debt. Due to their relatively short-term nature or variable rates, the carrying amounts of such financial instruments, as reflected in the accompanying consolidated balance sheets, approximate their estimated fair value.
                    Their estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

FRANCHISE LICENSE, Franchise license, trademark, patents, and other intangible TRADEMARK AND assets are stated at cost less accumulated amortization.
OTHER  INTANGIBLE   These  assets are  amortized on a straight-line  basis  over
ASSETS              the estimated  future  periods to be benefited (2-15 years).
                    The Company reviews the recoverability of intangible assets based primarily upon an analysis of undiscounted cash flows generated from the acquired assets. In the event the expected future net cash flows should become less than the carrying amount of the assets, an impairment loss will be recorded in the period such determination is made based on the fair value of the related assets.

NEW ACCOUNTING In June 2001, the Financial Accounting Standard Board issued PRONOUNCEMENTS FASB Statements No. 141, Business Combinations (SFAS 141),
                    and No. 142,  Goodwill  and Other  Intangible  Assets  (SFAS
                    142).  SFAS 141 requires  the use of the purchase  method of accounting and prohibits the use of the pooling-of-interests method of  accounting  for business  combinations  initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired  intangible assets apart from goodwill if the acquired  intangible assets meet certain criteria.  SFAS
                    141 applies to all  business  combinations  initiated  after
                    June  30,  2001  and  for  purchase  business   combinations
                    completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                                  Summary of Accounting Policies

                    The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2002, the net carrying amount of intangible assets is $455,104. Amortization expense during the years ended June 30, 2002 and 2001 was $57,379 and $68,388, respectively. There was no goodwill at June 30, 2002. The Company does not believe the adoption of SFAS 141 and SFAS 142 on July 1, 2002 will have a significant impact on its financial position or results of operations.

                    In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Generally, the provisions of this statement are to be applied prospectively. The Company does not believe the adoption of SFAS 144 will have a significant impact on its financial position or results of operations.

                    In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, Liability Recognition for Certain Costs Incurred in a Restructuring). SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS 146 will have a significant impact on its financial position or results of operations.

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements


1.  INTANGIBLE      Franchise, trademark and other intangible assets consist of
    ASSETS          the following:

                    ------------------------------------------------------------------------------
                                                        Estimated
                                                     Useful Lives       JUNE 30,      June 30,
                                                       (in years)           2002          2001
                    ------------------------------------------------------------------------------

                    Franchise license agreements               10    $   529,500   $   529,500

                    Trademark, patent and trade name        10-15         93,910        77,141
                    Covenant not to compete                     2              -        23,000
                    ------------------------------------------------------------------------------
                                                                         623,410       629,641
                    Less accumulated amortization                        168,306       133,927
                    ------------------------------------------------------------------------------
                                                                     $   455,104   $   495,714
                    ------------------------------------------------------------------------------

2.  LEASE           Lease receivables result  from customer leases  of equipment
    RECEIVABLES     under  arrangements which qualify as sales-type  leases.  At
                    June 30, 2002, annual future lease payments, net of deferred interest ($4,685 at June 30, 2002), due under these leases are as follows:

                    Years ending June 30,
                    ------------------------------------------------------------

                    2003                                      $         37,290
                    2004                                                   681
                    ------------------------------------------------------------
                                                              $         37,971
                    ------------------------------------------------------------

3.  EQUIPMENT AND   Major  classes of equipment and  improvements consist of the
    IMPROVEMENTS    following:

                    June 30,                               2002           2001
                    ------------------------------------------------------------

                    Furniture and equipment         $   646,501    $   554,080
                    Leasehold improvements              330,877        322,514
                    ------------------------------------------------------------

                    Less accumulated depreciation       977,378        876,594
                        and amortization                703,254        644,716
                    ------------------------------------------------------------

                                                    $   274,124    $   231,878
                    ------------------------------------------------------------

                    Depreciation  and  amortization   amounted  to  $55,723  and
                    $90,268 for the years ended June 30, 2002 and 2001, respectively.

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

4.  INCOME TAXES   Income  taxes   (benefits)   included  in  the  consolidated
                   statements of operations is as follows:


                   Year ended June 30,                   2002              2001
                   -------------------------------------------------------------
                   Continuing operations            $   295,079    $    195,245
                   Discontinued operations             (127,787)       (119,245)

                   Loss on sale of discontinued
                        operations                     (347,358)              -
                   -------------------------------------------------------------

                                                    $  (180,066)   $     76,000
                   -------------------------------------------------------------

                   The  following  are  the  components  of  income  taxes
                   (benefits):

                   Year ended June 30,                   2002               2001
                   -------------------------------------------------------------

                   Current

                       Federal                      $    (11,721)  $     93,519
                       State                              (1,247)        15,955
                   -------------------------------------------------------------

                                                         (12,968)       109,474
                   -------------------------------------------------------------

                   Deferred
                       Federal                          (150,979)       (28,581)
                       State                             (16,119)        (4,893)
                   -------------------------------------------------------------

                                                        (167,098)       (33,474)
                   -------------------------------------------------------------

                                                    $   (180,066)  $     76,000
                   -------------------------------------------------------------

                   The reconciliation of income tax expense computed at the Federal statutory tax rate of 34% to income taxes (benefits) is as follows:

                   Year ended June 30,                    2002              2001
                   -------------------------------------------------------------

                   Tax at the statutory rate        $  (166,317)   $     67,480

                   State income taxes,
                      net of federal benefit            (11,462)          7,302

                   Other                                 (2,287)          1,218
                   -------------------------------------------------------------
                                                    $  (180,066)   $     76,000
                   -------------------------------------------------------------

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

                    Deferred   income  taxes  reflect  the  net  tax  effect  of
                    temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes. Significant components of the Company's current and noncurrent deferred tax assets and liabilities are as follows:


                    Year ended June 30,                    2002             2001
                    ------------------------------------------------------------

                    Current deferred tax asset
                      (liability):
                        Allowance for doubtful
                         accounts                   $      48,919   $    19,492
                        Inventory capitalization           65,318        34,433
                        Compensation                            -        20,933
                        Loss on sale of assets            133,929             -
                        Other                              (7,815)       (5,521)
                    ------------------------------------------------------------

                                                          240,351         69,337
                    ------------------------------------------------------------

                    Noncurrent deferred tax asset
                      (liability):
                        Depreciation                      (18,680)      (14,531)
                        Amortization                       27,549        27,317
                    ------------------------------------------------------------

                                                            8,869        12,786
                    ------------------------------------------------------------

                    Total net deferred income taxes $     249,220    $   82,123
                    ------------------------------------------------------------

5.  CREDIT          (a) In December 2001,  the Company  entered into a bank loan
    AGREEMENT       agreement to facility of $2,250,000, including a replace its
    AND TERM LOAN   then  existing  bank  credit  facility.   The  new  facility
                    consists of a $1,000,000  letter of credit  subfacility  and term  loan  of  $960,000  and a  revolving  credit  $250,000 foreign exchange  subfacility.  Revolving credit  borrowings are limited by a borrowing base of 60% of eligible  accounts receivable  and 60% of certain,  and 50% of other,  eligible inventories.  Borrowings  under the term loan  facility  and revolving  credit  facility bear interest at 2.65% and 2.50%
                    per annum,  respectively,  above the  Adjusted  LIBOR Market
                    Index Rate (4.49% at June 30, 2002),  are  guaranteed by all of the  Company's  subsidiaries  and are  collateralized  by substantially  all of the  Company's  and its  subsidiaries'
                    assets.   The  term  loan  is  repayable  in  equal  monthly
                    installments of $26,667  through  December 31, 2004. At June
                    30, 2002 and 2001, the Company owed $800,000 and $1,160,000, respectively,  under the term  loan.  The  revolving  credit facility  matures October 30, 2002. At June 30, 2002,  there were no outstanding borrowings under the line of credit. The loan  agreement  requires  maintenance  of certain  earnings
                    based  and  other   financial   ratios  and  contains  other
                    restrictive covenants. The loan agreement also contains limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, guarantee indebtedness of others, grant liens, sell assets and make investments.


                    (b) In connection with the Company's discontinuance of its telephone test equipment segment on September 23, 2002, the Bank amended the loan covenants for the year ended June 30, 2002 to exclude the effects of

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

                    discontinued   operations   from  the  required  ratios  and
                    covenants. The Company was in compliance with these amended ratios and covenants at June 30, 2002.

                    The  following  table   summarizes  the  maturities  of  the
                    Company's long-term debt as of June 30, 2002:

                    Years ending June 30,
                    ------------------------------------------------------------

                    2003                                            $    320,000
                    2004                                                 320,000
                    2005                                                 160,000
                    ------------------------------------------------------------
                    Total                                           $    800,000
                    ------------------------------------------------------------

6. RELATED PARTY During the year ended June 30, 2001, the Company recorded a TRANSACTIONS $100,000 provision for doubtful accounts on amounts due from an entity controlled by one of the principal shareholders of the Company. At June 30, 2001, $114,495, net of $100,000
                    allowance for doubtful accounts, was due the Company. During the year ended June 30, 2002, the full $114,495 was collected.

                    The Company leases warehouse and office space from a principal shareholder of the Company under an operating lease which expires in October 2004. Annual rental commitments under this lease approximate $83,200. The lease is renewable for a ten-year term, at an amount to be agreed upon by the parties.

7.  CONCENTRATIONS  The  Company  places its excess cash in  overnight  deposits
    OF CREDIT RISK  with a large  national  is limited  due to a large  customer base. Trade and lease bank. Concentration of credit risk with respect to trade and lease receivables receivables are generally collateralized with equipment sold.


                    The Company is exposed to foreign currency risk in Europe. To mitigate such risk, the Company may enter into foreign exchange forward contracts to reduce its risk to foreign exchange losses associated with commitments to purchase equipment denominated in Euros. The Company does not designate such contracts as hedges and accordingly, all changes in fair value associated with its forward contracts are recorded in cost of sales, in the accompanying statements of operations. At June 30, 2002, the Company had no outstanding commitments to purchase foreign currency.

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

8.  COMMITMENTS     In addition to the  warehouse and office space leased from a principal  shareholder  (see Note 6), the Company leases two additional  office  and  warehouse  spaces  under  operating leases  expiring in December 2002 and March 2004. As of June
                    30, 2002, the Company is also obligated under two leases for future dry cleaning stores that aggregate  $71,000 in annual base  rent per year for the next  five  years.  The  Company
                    anticipates   assigning   such   leases   to  dry   cleaning
                    franchisees or other customers when the leased facilities are available for occupancy.

                    Minimum future rental commitment for leases in effect at June 30, 2002 approximates the following:

                    Years ending June 30,
                    ------------------------------------------------------------

                    2003                                          $    199,000
                    2004                                               175,000
                    2005                                                99,000
                    2006                                                71,000
                    2007                                                71,000
                    ------------------------------------------------------------

                    Rent expense aggregated $151,196 and $146,891 for the years ended June 2002 and 2001, respectively.

9.  DEFERRED        The Company has a participatory  deferred  compensation plan
    COMPENSATION    wherein it matches plan after three  months of service.  The
    PLAN            employee  contributions  up to 1% of an eligible  employee's yearly compensation. Company contributed $10,077 and $11,855 in Employees are eligible to participate in the fiscal 2002 and 2001, respectively. The plan is tax deferred under
                    Section 401(k) of the Internal Revenue Code.

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements


10. EARNINGS PER   The following reconciles the components of the earnings per
    SHARE          share computation:

                   YEAR ENDED JUNE 30,                                                       2002
                   ---------------------------------------------------------------------------------

                                                                                           PER
                                                               INCOME         SHARES        SHARE
                                                          (NUMERATOR)  (DENOMINATOR)       AMOUNT
                   ---------------------------------------------------------------------------------

                   EARNINGS FROM CONTINUING OPERATIONS   $    479,978   $  6,996,813     $    .07

                   EFFECT OF DILUTIVE SECURITIES:
                       STOCK OPTIONS                                -            529            -
                   ---------------------------------------------------------------------------------

                   NET EARNINGS PLUS ASSUMED DILUTION    $    479,978   $  6,997,342     $    .07
                   ---------------------------------------------------------------------------------

                   Year ended June 30,                                                       2001
                   ----------------------------------------------------------------------------------

                                                                                              Per
                                                               Income         Shares        Share
                                                          (Numerator)  (Denominator)       Amount
                   ----------------------------------------------------------------------------------


                   Earnings from continuing operations   $    314,668   $  7,001,250     $    .04

                   Effect of dilutive securities:
                       Stock options                                -        119,905            -
                   ----------------------------------------------------------------------------------

                   Net earnings plus assumed dilution    $    314,668   $  7,121,155     $    .04
                   ----------------------------------------------------------------------------------

                    There were 497,750 and 60,000 stock options outstanding at June 30, 2002 and 2001, respectively, that were excluded in the computation of earnings per share for such years because the exercise prices of the options were at least the average market price of the Company's common stock for that year.

11. STOCK OPTIONS   The Company has stock option plans that  authorize the grant of options to purchase up to 500,000 shares (until May 2010) of the Company's common stock to employees and consultants and options to purchase 100,000 shares (until August 2004) of the Company's common stock to directors of the Company.

                    The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options to employees and directors. Under APB Opinion 25, because the exercise price of the stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost has been recognized. No options have been granted to consultants.

                    Pursuant to the plans, the Company may grant incentive stock options and nonqualified stock options. All options under the director plan are nonqualified stock options. Options may have a maximum term of 10 years, are not transferable and must be granted at an exercise price of at least 100% of the market value of the common stock on the date of grant.

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

                    Incentive stock options granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by the Company must have an exercise price of at least 110% of the fair market value of the shares issuable on the date of the grant and may not have a term of more than five years. Incentive stock options granted under the employee plan are subject to the limitation that the aggregate fair market value (determined as of the date of grant) of those options which may first become exercisable in any calendar year cannot exceed $100,000. Generally, options terminate three months following termination of service (except generally one year in the case of termination of service by reason of death or disability).

                    The Company also has options outstanding under a stock option plan that expired as to the grant of new options in September 2001.

                    Generally, options granted to date have been exercisable, on a cumulative basis, as to one-fourth of the shares covered thereby on the first anniversary of grant and one-fourth on the next three anniversaries of grant. However, In fiscal 2002, the Company granted 25,000 options to two employees, exercisable upon grant through 2007 at a price of $.56 per share. There were no stock options granted in fiscal 2001. Options granted under the plans terminate upon a merger in which the Company is not the surviving corporation, or in certain events in which shareholders before the transaction cease to own at least 50% of the combined voting power in the elections of directors of the surviving corporation, the sale of substantially all of the Company's assets or the liquidation or dissolution of the Company, unless other provision is made by the board of directors.

                    SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net (loss) income and net (loss) income per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal year 2002: no dividend yield percent; expected volatility of 95%; risk-free interest rates of approximately 4.2%, and expected lives of 5 years. No options were granted in fiscal year 2001. Based on these assumptions, under the accounting provisions of SFAS No. 123, the Company's net income and net income per common share would have been as follows:

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

                    Year ended June 30,                                          2002         2001
                    ---------------------------------------------------------------------------------

                    Earnings from continuing operations
                                                           As reported    $   479,978    $ 314,668
                                                             Pro-forma    $   454,351    $ 293,643
                    ---------------------------------------------------------------------------------

                    Net (loss) income                      As reported    $  (280,010)   $  122,471
                                                             Pro forma    $  (305,637)   $  101,466
                    ---------------------------------------------------------------------------------

                    Earnings per common share from
                    continuing operations

                        Basic                              As reported    $       .07    $     .04
                                                             Pro-forma    $       .06    $     .04
                        Diluted                            As reported    $       .07    $     .04
                                                             Pro-forma    $       .06    $     .04
                    ---------------------------------------------------------------------------------

                    Net (loss) income per common share:
                        Basic                              As reported    $      (.04)   $     .02
                                                             Pro forma    $      (.04)   $     .01
                        Diluted                            As reported    $      (.04)   $     .02
                                                             Pro-forma    $      (.04)   $     .01
                    ---------------------------------------------------------------------------------

                    A summary of options under the Company's stock option plans as of June 30, 2002, and changes during the year then ended is presented below:

                                                                                          WEIGHTED
                                                                                          AVERAGE
                                                                                          EXERCISE
                                                                           SHARES           PRICE
                    --------------------------------------------------------------------------------

                    Outstanding at beginning of year                      594,750       $    1.09
                    Granted                                                25,000             .56
                    Expired                                               (97,000 )          1.22
                    --------------------------------------------------------------------------------

                    Outstanding at end of year                            522,750       $    1.04
                    --------------------------------------------------------------------------------

                    Options exercisable at year-end                       400,812       $    1.03
                    --------------------------------------------------------------------------------

                    Weighted average fair value options granted
                    during the year                                     $     .45
                    --------------------------------------------------------------------------------

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements


                    A summary of the status of the Company's stock option plans as of June 30, 2001, and changes during the year then ended is presented below:

                                                                                         WEIGHTED
                                                                                          AVERAGE
                                                                                         EXERCISE
                                                                          SHARES            PRICE
                    -------------------------------------------------------------------------------

                    Outstanding at beginning of year                     610,000      $      1.09
                    Granted                                                    -                -
                    Exercised                                            (11,250 )           1.00
                    Expired                                               (4,000 )           1.00
                    -------------------------------------------------------------------------------

                    Outstanding at end of year                           594,750      $      1.09
                    -------------------------------------------------------------------------------

                    Options exercisable at year-end                      319,875      $      1.08
                    -------------------------------------------------------------------------------

                    The following table summarizes information about stock option plan and non-plan options outstanding at June 30, 2002:

                                                     Weighted
                                        Number        Average      Weighted        Number    Weighted
                        Range of   Outstanding      Remaining      Average    Exercisable    Average
                        Exercise            at    Contractual      Exercise            at    Exercise
                          Prices       6/30/02           Life        Price        6/30/02      Price
                    -----------------------------------------------------------------------------------

                      $ .56-1.00 $     487,750      2.2 YEARS    $     .97        377,062  $     .97
                      $     2.00 $      35,000      2.1 YEARS    $    2.00         23,750  $    2.00
                    -----------------------------------------------------------------------------------

12. DISCONTINUED In May 2002, the Company initiated a plan to sell OPERATIONS substantially all of the operating assets (principally inventory, equipment and intangible assets) of its Metro-Tel segment, which was engaged in the manufacture and sale of telephone test equipment.

                    The sale, to an unaffiliated purchaser, closed July 31, 2002. The purchase price was $800,000 less $40,000 in estimated transactions costs, consisting of $250,000 in cash and a $550,000 promissory note, bearing interest at prime + 1%, and payable monthly over 42 months commencing October 1, 2002. The promissory note is guaranteed by certain companies affiliated with the purchaser and the purchaser's and the affiliates' principal shareholders and is collateralized by the operating assets of the purchaser and the affiliated companies. The Company has agreed to subordinate payment of the promissory note, obligations of the affiliated companies of the purchaser under their guarantees and the collateral granted by the purchaser and the affiliated companies to the obligation of the purchaser and the affiliated companies to two bank lenders.

                    The Company retained all of the accounts receivable, cash and liabilities existing at the time of closing and agreed to a three-year covenant not to compete with the purchaser.

                    In connection with the sale, the Company accrued, at June 30, 2002,

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

                    employee severance cost, estimated loss from discontinued operations for July 2002, and lease termination costs aggregating $184,000. Additionally, the Company recorded a provision of $718,000 to reduce the carrying value of assets sold to their net realizable value at June 30, 2002. The loss on the sale of the discontinued operation, net of income tax benefit, was $555,000.

                    Net assets and operating results for the discontinued operations are as follows:

                    June 30,                                                 2002           2001
                    -------------------------------------------------------------------------------
                    Inventory                                        $    745,000      $   1,455,358
                    Property and equipment, net                            10,000             97,633
                    Intangible asset, net                                   5,000             56,004
                    --------------------------------------------------------------------------------
                    Net assets of discontinued operations            $    760,000      $  1,608,995
                    --------------------------------------------------------------------------------

                    June 30,                                                 2002             2001
                    ---------------------------------------------------------------------------------
                    Revenues                                         $  1,647,587      $   2,916,697
                    Expenses                                           (1,980,366)        (3,228,139)
                    Income tax benefit                                    127,787            119,245
                    --------------------------------------------------------------------------------
                    Loss from discontinued operations                $   (204,992)     $    (192,197)
                    --------------------------------------------------------------------------------

13. SEGMENT         The Company's  reportable segments are strategic  businesses
    INFORMATION     that offer different products and services. They are managed
                    separately   because  each   business   requires   different
                    technology and marketing strategies.

                    Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Corp. and DRYCLEAN USA Development Corp., wholly owned subsidiaries of the Company, comprise the commercial and industrial laundry and dry cleaning equipment segment. Steiner-Atlantic Corp. is a supplier of dry cleaning equipment, laundry equipment and steam boilers to customers in the United States, the
                    Caribbean and Latin American markets. Steiner-Atlantic Brokerage Corp. acts as a business broker to assist others seeking to buy or sell existing dry cleaning and coin laundry businesses. DRYCLEAN USA Development Corp. was formed in fiscal 2001 to develop turn-key dry cleaning establishments for resale to third parties.

                    DRYCLEAN  USA  License  Corp.   comprises  the  license  and
                    franchise operations segment.

                    The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

                    Financial information for the Company's business segments is as follows:

                    Year ended June 30,                                           2002            2001
                    ------------------------------------------------------------------------------------

                    Revenues:
                       Commercial and industrial laundry and dry
                         cleaning equipment                            $    13,947,851  $   15,355,235
                       License and franchise operations                        340,653         449,050
                    ------------------------------------------------------------------------------------

                    Total revenues                                     $    14,288,504  $   15,804,285
                    ------------------------------------------------------------------------------------

                    Operating income (loss):
                       Commercial and industrial laundry
                         and dry cleaning equipment                    $       869,397  $      520,414
                      License and franchise operations                         157,668         267,837
                      Corporate                                               (208,900 )      (175,598 )
                    ------------------------------------------------------------------------------------

                    Total operating income                             $       818,165  $      612,653
                    ------------------------------------------------------------------------------------

                    Identifiable assets:
                       Commercial and industrial laundry
                         and dry cleaning equipment                    $     5,585,225  $    5,076,391
                       License and franchise operations                        789,179         799,430
                       Corporate                                               778,333         843,103
                       Assets of discontinued operations                       760,000       1,608,995
                    ------------------------------------------------------------------------------------

                    Total assets                                       $     7,912,737  $    8,327,919
                    -----------------------------------------------------------------------------------

                    For the years ended June 30, 2002 and 2001, export sales, principally to the Caribbean and Latin America, aggregated approximately $2,081,000 and $4,166,000, respectively.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
           --------------------------------------------------

     The following information is presented with respect to the background of each of the directors and executive officers of the Company:

     Michael S. Steiner, 46, has been President and Chief Executive Officer of the Company since the effectiveness of the Merger on November 1, 1998 and of Steiner since 1988. Mr. Steiner has been a director of the Company since the effectiveness of the Merger on November 1, 1998.

     William K. Steiner, 72, has been Chairman of the Board of Steiner since he founded Steiner in 1960. Mr. Steiner has been a director of the Company since the effectiveness of the Merger on November 1, 1998.

     Venerando J. Indelicato, 69, was President of the Company from December 1967 until the effectiveness of the Merger on November 1, 1998 and has been Treasurer and Chief Financial Officer of the Company since December 1969.

     Lloyd Frank, 77, has been a member of the law firm of Jenkens & Gilchrist Parker Chapin LLP and its predecessor since 1977. Mr. Frank has been a director of the Company since 1977. The Company retained Jenkens & Gilchrist Parker Chapin LLP during the Company's last fiscal year and is retaining that firm during the Company's current fiscal year. Mr. Frank is also a director of Park Electrochemical Corp. and Volt Information Sciences, Inc.

     David Blyer, 42, has served as a director of the Company since the effectiveness of the Merger on November 1, 1998. Mr. Blyer was Chief Executive Officer and President of Vento Software, a developer of software for specialized business applications, from 1994, when he co-founded that company, until mid-2002. Since that time, Mr. Blyer has been an independent consultant.

     Alan M. Grunspan, 42, has served as a director of the Company since May 1999. Mr. Grunspan has been a member of the law firm of Kaufman Dickstein & Grunspan P. A. since 1991. The Company has retained Kaufman Dickstein & Grunspan
P. A. during the Company's last fiscal year and is retaining that firm during the Company's current fiscal year.

     Stuart Wagner, 70 has served as a director of the Company since the effectiveness of the Merger on November 1, 1998 and has been retained as a consultant for Diversitech Corp. since 1997. From 1975 to 1997, Mr. Wagner served as President of Wagner Products Corp., a manufacturer and distributor of products in the HVAC industry, a company which he founded.

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

     The following information is presented with respect to the background of each person who is not an executive officer but who is expected to continue to make a significant contribution to the Company:

     Osvaldo Rubio, 39, has served as Vice President and Director of Sales for the Export Department of Steiner since joining Steiner in May 1993.

     Ronald London, 69, has served as Vice President and primarily oversees sales of the retail Dry Cleaning Equipment Department of Steiner since joining Steiner in September 1992.

ITEM 10.  EXECUTIVE COMPENSATION.
          -----------------------

     The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
           --------------------------------------------------------------------

     The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

     The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

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

4(a)(1)(A)     Loan and Security Agreement,  dated as of December 19, 2001, from the  Company  in favor of First  Union  National  Bank.  (Exhibit
               4.1(a) to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

*4(a)(1)(B)    Letter agreement dated September 23, 2002 between the Company and
               First Union National Bank.

4(a)(2) Term Note, dated as of December 19, 2001, from the Company in favor of First Union National Bank. (Exhibit 4.1(b) to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

4(a)(3) Revolving Credit Note, dated as of December 19, 2001, from the Company in favor of First Union National Bank. (Exhibit 4.1(c) to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

4(a)(4) Guaranty and Security Agreement, dated as of December 19, 2001, from Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Company, DRYCLEAN USA Development Corp. and DRYCLEAN USA License Corp., subsidiaries of the Company, in favor of First Union National Bank. (Exhibit 4.1(d) to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

10(a)(1) Lease dated October 6, 1995 between Steiner and William, K. Steiner with respect to Steiner's facilities located 290 N.E. 68th Street, 297 N.E. 67 St. and 277 N.E. 67 St. Miami, Florida. (Exhibit 10(a)(2) to the Company's Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998, File No. 0-9040.)

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

21 Subsidiaries of the Company. (Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 0-9040.)

*23            Consent of BDO Seidman, LLP.

*99(a) Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99(b) Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


ITEM 14. CONTROLS AND PROCEDURES.
         ------------------------

         Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DRYCLEAN USA, Inc.

Dated: September 30, 2002
                                     By: /s/ Michael S. Steiner
                                         ---------------------------------------
                                          Michael S. Steiner
                                          President and Chief Executive Officer

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

Signature                                    Capacity                                    Date
---------                                    --------                                    ----

/s/ Michael S. Steiner                       President,                                  September 30, 2002
-------------------------------------------  Chief Executive Officer
Michael S. Steiner                           (Principal Executive Officer) and
                                             Director


/s/ William K. Steiner                       Director                                    September 30, 2002
-------------------------------------------
William K. Steiner

/s/ Venerando J. Indelicato                  Chief Financial Officer                     September 30, 2002
-------------------------------------------  (Principal Financial and Accounting
Venerando J. Indelicato                      Officer) and Director


/s/ Lloyd Frank                              Director                                    September 30, 2002
-------------------------------------------
Lloyd Frank

/s/ Alan M. Grunspan                         Director                                    September 30, 2002
-------------------------------------------
Alan M. Grunspan

/s/ Stuart Wagner                            Director                                    September 30, 2002
-------------------------------------------
Stuart Wagner

/s/ David Blyer                              Director                                    September 30, 2002
-------------------------------------------
David Blyer


     I, Michael S. Steiner, certify that:

     1. I have reviewed this annual report on Form 10-KSB of DRYCLEAN USA, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


September 30, 2002


/s/ Michael S. Steiner
---------------------------------------------------
Michael S. Steiner
President and Principal Executive Officer

     I, Venerando J. Indelicato, certify that:

     1. I have reviewed this annual report on Form 10-KSB of DRYCLEAN USA, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



September 30, 2002


/s/ Venerando J. Indelicato
---------------------------------------------------
Venerando J. Indelicato
Treasurer and Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

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

4(a)(1)(A)     Loan and Security Agreement,  dated as of December 19, 2001, from the  Company  in favor of First  Union  National  Bank.  (Exhibit
               4.1(a) to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

*4(a)(1)(B)    Letter agreement dated September 23, 2002 between the Company and
               First Union National Bank.

4(a)(2) Term Note, dated as of December 19, 2001, from the Company in favor of First Union National Bank. (Exhibit 4.1(b) to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

4(a)(3) Revolving Credit Note, dated as of December 19, 2001, from the Company in favor of First Union National Bank. (Exhibit 4.1(c) to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

4(a)(4) Guaranty and Security Agreement, dated as of December 19, 2001, from Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Company, DRYCLEAN USA Development Corp. and DRYCLEAN USA License Corp., subsidiaries of the Company, in favor of First Union National Bank. (Exhibit 4.1(d) to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

10(a)(1) Lease dated October 6, 1995 between Steiner and William, K. Steiner with respect to Steiner's facilities located 290 N.E. 68th Street, 297 N.E. 67 St. and 277 N.E. 67 St. Miami, Florida. (Exhibit 10(a)(2) to the Company's Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998, File No. 0-9040.)

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

21 Subsidiaries of the Company. (Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 0-9040.)

*23            Consent of BDO Seidman, LLP.

*99(a) Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99(b) Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------
* Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

+    Management contract or compensatory plan or arrangement.