Form 10QSB
period 2002-09-30
DRYCLEAN USA INC
filed 2002-11-15
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002

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

                                 Not Applicable
                                  (Former name)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 6,996,450 shares outstanding as of November 8, 2002.

                          PART I. FINANCIAL INFORMATION

ITEM 1:           FINANCIAL INFORMATION.

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                    For the three months ended
                                                            September 30,
                                                        2002             2001
                                                     (UNAUDITED)     (Unaudited)

Net sales                                          $ 3,590,305        3,312,831
Management, franchise and license fees,
 commissions and other income                          216,770          219,329
--------------------------------------------------------------------------------
        Total revenues                               3,807,075        3,532,160

Cost of sales                                        2,554,866        2,577,565
Selling, general and
 administrative expenses                               926,731          952,623
Research and development expenses                       12,269            7,907
--------------------------------------------------------------------------------
                                                     3,493,866        3,538,095

Operating income                                       313,209           (5,935)

Interest income                                          1,160            4,114
Interest expense                                        (8,723)         (19,596)
--------------------------------------------------------------------------------
Earnings (loss) from continuing
 operations before income taxes                        305,646          (21,417)
Provision for income taxes (benefit)                   122,258          ( 8,567)
--------------------------------------------------------------------------------
Earnings from continuing operations                    183,388          (12,850)
Net loss from discontinued operations (Note 2)              -           (37,050)
--------------------------------------------------------------------------------
        Net earnings (loss)                          $ 183,388       $  (49,900)
================================================================================
Basic and diluted earnings (loss) per
 share from continuing operations                    $    .03        $     (.00)
Basic and diluted earnings (loss) per
 share from discontinued operations (Note 2)                -              (.01)

--------------------------------------------------------------------------------
Basic and diluted earnings (loss) per share          $    .03        $     (.01)
================================================================================
Weighted average number of shares:
 of common stock outstanding (Note 3)
         Basic                                       6,996,450        7,001,250
         Diluted                                     6,996,450        7,001,250
================================================================================

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
--------------------------------------------------------------------------------
                                                  SEPTEMBER 30,       June 30,
                                                      2002             2002
                                                   (UNAUDITED)
--------------------------------------------------------------------------------
Current Assets
         Cash and cash equivalents                 $ 1,300,301      $ 1,264,357
         Accounts and trade notes
           receivable, net of allowance for
           doubtful accounts of $145,000
           and $130,000 at September 30,
           and June 30, 2002, respectively           1,535,949        1,542,691
         Inventories                                 2,770,060        2,918,472
         Note receivable (Note 2)                      157,143               -
         Refundable income taxes                       102,909          225,167
         Lease receivables                              91,665           37,290
         Deferred income taxes                         240,351          240,351
         Other current assets, net                     122,365          185,631
         Current assets of discontinued
           operations (Note 2)                              -           745,000
--------------------------------------------------------------------------------
                Total current assets                 6,320,743        7,158,959

Lease and trade notes receivables,
  due after one year                                    63,615              681
Note receivable due after one year (Note 2)            392,857               -

Equipment and improvements - net of
 accumulated depreciation and amortization             257,890          274,124

Franchise, trademarks and other
 intangible assets, net                                444,158          455,104
Deferred income taxes                                    8,869            8,869
Non-current assets of discontinued
 operations (Note 2)                                        -            15,000
--------------------------------------------------------------------------------
                                                   $ 7,488,132      $ 7,912,737
================================================================================

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
                                                    SEPTEMBER 30,    June 30,
                                                        2002           2002
                                                    (UNAUDITED)
--------------------------------------------------------------------------------
Current Liabilities
     Accounts payable and
         accrued expenses                          $ 1,208,632      $ 1,736,393
     Customer deposits and other                       539,255          539,486
     Current portion of long term debt                 320,000          320,000
--------------------------------------------------------------------------------
         Total current liabilities                   2,067,887        2,595,879

Long term debt, less current portion                   400,000          480,000
--------------------------------------------------------------------------------
Total liabilities                                    2,467,887        3,075,879
--------------------------------------------------------------------------------
Stockholders' Equity
     Common stock, $.025 par value,
         15,000,000 shares authorized;
         7,027,500 shares issued and
         outstanding at September 30,
         and June 30, 2002, including
         shares held in treasury                       175,688          175,688
     Additional paid-in capital                      2,048,570        2,048,570
     Retained earnings                               2,799,007        2,615,620
     Treasury stock, 31,050 shares
         at cost                                        (3,020)          (3,020)
--------------------------------------------------------------------------------
Total stockholders' equity                           5,020,245        4,836,858
--------------------------------------------------------------------------------
                                                   $ 7,488,132      $ 7,912,737
================================================================================

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                     For the three months ended
                                                            September 30,
                                                        2002            2001
                                                     (UNAUDITED)     (Unaudited)
--------------------------------------------------------------------------------
Operating activities:
 Net earnings (loss) from continuing operations $ 183,388 $ (12,850) Adjustments to reconcile net earnings to net cash used by operating activities:
     Depreciation and amortization                        35,721         27,289
     Bad debt expense                                     15,651              -
     (Increase) decrease in operating assets:
       Accounts, trade notes and lease receivables      (126,218)      (238,299)
       Inventories                                       148,412       (207,452)
       Other current assets                               63,266        (36,679)
       Refundable income tax                             122,258             -
     Decreases in operating liabilities:
       Accounts payable and accrued
         expenses                                       (527,761)      (463,468)
       Customer deposits and other                          (231)       (20,679)
--------------------------------------------------------------------------------

Cash used in operating activities                       ( 85,514)      (952,138)
--------------------------------------------------------------------------------

Discontinued operations:
       Net loss                                            -            (37,050)
       Decrease in operating assets                        -             20,252

--------------------------------------------------------------------------------

Cash used in discontinued operations                       -            (16,798)
--------------------------------------------------------------------------------

Net cash used in operating activities                   ( 85,514)      (968,936)

--------------------------------------------------------------------------------

Investing activities:
     Net proceeds from disposal of business              210,000            -
     Capital expenditures, net                              -           (68,172)
     Patent expenditures                                  (8,542)        (5,000)
--------------------------------------------------------------------------------

Net cash provided by (used in) investing activities      201,458        (73,175)
--------------------------------------------------------------------------------

Financing activities:
     Borrowings under line of credit                        -           963,146
     Payments on term loan                               (80,000)      (120,000)
--------------------------------------------------------------------------------

Net cash (used in) provided by financing activities      (80,000)       843,146
--------------------------------------------------------------------------------


Net increase (decrease) in cash and cash equivalents      35,944       (198,965)
Cash and cash equivalents at beginning of period       1,264,357        375,912
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period           $ 1,300,301      $ 176,947
================================================================================
Supplemental disclosures of cash flow
 information
   Cash paid during the period for
     Interest                                        $    8,723       $  19,596
     Income taxes                                           -            12,170

DRYCLEAN USA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE (1) - GENERAL: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002. The June 30, 2002 balance sheet information, contained herein, was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB as of that date.

NOTE (2) - DISCONTINUED OPERATIONS: As a result of a reduction of revenues and increasing losses and the Company's determination that the telecommunications segment was not part of its core business, effective July 31, 2002, the Company sold substantially all of the operating assets (principally inventory, equipment and intangible assets, including tradenames) of its Metro-Tel telecommunications segment to an unaffiliated third party. The Company retained all of the cash, accounts receivable and liabilities of the segment. The sales price was $800,000, of which $250,000 was paid in cash on August 2, 2002 and the remaining $550,000 is evidenced by the purchaser's promissory note that bears interest at the prevailing prime rate plus 1% per annum and is payable in 42 equal monthly installments commencing October 1, 2002. Payment and performance of the promissory note is guaranteed by two companies affiliated with the purchaser and the three principal stockholders of purchaser and the affiliated companies, and is collateralized by substantially all of the operating assets of the purchaser and the affiliated companies. The Company has agreed to subordinate payment of the promissory note, the obligations of the affiliated companies under their guarantees and the collateral granted by the purchaser and the affiliated companies to the obligations of the purchaser and the affiliated companies to two bank lenders, subject to the Company's right to receive installment payments under the promissory note as long as the purchaser and the affiliated companies are not in default of their obligations to the applicable lender. The Company agreed to a three-year covenant not to compete with the purchaser.

The results of operations of the Company's Metro-Tel segment have been classified as discontinued operations. The estimated loss on the sale of approximately $555,000 was accrued for in the Company's financial statements for the year ended June 30, 2002.

NOTE (3) - EARNINGS PER SHARE: There were 522,750 and 497,750 stock options outstanding at September 30, 2002 and September 30, 2001, respectively, that were excluded in the computations of earnings per share for such periods because the exercise prices of the options were less than the average market prices of the Company's common stock during these periods.

NOTE (4) - REVOLVING CREDIT LINE: On October 11, 2002, the Company received an extension, until October 30, 2003, of its existing $2,250,000 revolving line of credit facility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. As of September 30, 2002 the Company had no outstanding borrowings under the line of credit.

NOTE (5) - SEGMENT INFORMATION: The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

Financial information for the Company's current business segments is as follows:

                                                   For the three months ended
                                                           September 30
                                                      2002               2001
                                                   (UNAUDITED)       (Unaudited)
--------------------------------------------------------------------------------
Revenues:
    Commercial and industrial laundry and
       dry cleaning equipment                       $ 3,760,211     $ 3,447,741
    License and franchise operations                     46,864          84,419
--------------------------------------------------------------------------------
Total revenues                                      $ 3,807,075     $ 3,532,160
--------------------------------------------------------------------------------
Operating income (loss)
    Commercial and industrial laundry and
       dry cleaning equipment                         $ 376,833     $   (20,832)
    License and franchise operations                    (12,337)         57,393
    Corporate                                           (51,287)        (42,496)
--------------------------------------------------------------------------------
Total operating income (loss)                         $ 313,209     $    (5,935)
--------------------------------------------------------------------------------
                                                   SEPTEMBER 30,      June 30,
                                                       2002             2002
                                                    (UNAUDITED)
Identifiable assets:
    Commercial and industrial laundry and
       dry cleaning equipment                       $ 5,547,418     $ 5,585,225
    License and franchise operations                    884,335         789,179
    Corporate                                         1,056,379         778,333
    Discontinued operations (Note 3)                          -         760,000
--------------------------------------------------------------------------------
Total assets                                        $ 7,488,132     $ 7,912,737
================================================================================

NOTE (6) - NEW ACCOUNTING PRONOUNCEMENTS:

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

     The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2002, the net carrying amount of intangible assets is $444,158. Amortization expense during the three month period ended September 30, 2002 was $15,497 and $15,059, respectively. There was no goodwill at September 30, 2002. The adoption of SFAS 141 and SFAS 142 did not have a significant impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS 144 did not have a significant impact on its financial position or results of operations.

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


ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
GENERAL
-------

As a result of a reduction of revenues and increasing losses and the Company's determination that the telecommunications segment was not part of its core business, effective July 31, 2002, the Company sold substantially all of the operating assets (principally inventory, equipment and intangible assets, including tradenames) of its Metro-Tel telecommunications segment to an unaffiliated third party. The Company retained all of the cash, accounts receivable and liabilities of the segment. The sales price was $800,000, of which $250,000 was paid in cash on August 2, 2002 and the remaining $550,000 is evidenced by the purchaser's promissory note that bears interest at the prevailing prime rate plus 1% per annum and is payable in 42 equal monthly installments commencing October 1, 2002. Payment and performance of the promissory note is guaranteed by two companies affiliated with the purchaser and the three principal shareholders of purchaser and the affiliated companies, and is collateralized by substantially all of the operating assets of the purchaser and the affiliated companies. The Company has agreed to subordinate payment of the promissory note, the obligations of the affiliated companies under their guarantees and the collateral granted by the purchaser and the affiliated companies to the obligations of the purchaser and the affiliated companies to two bank lenders, subject to the Company's right to receive installment payments under the promissory note as long as the purchaser and the affiliated companies are not in default of their obligations to the applicable lender. The Company agreed to a three-year covenant not to compete with the purchaser.

The results of operations of the Company's Metro-Tel segment are not discussed in detail here as they have been classified as discontinued operations. The estimated loss on the sale of approximately $555,000 was accrued for in the Company's financial statements for the year ended June 30, 2002. The following discussion relates to the Company's continuing operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the three months ended September 30, 2002, cash increased by $35,944 compared to a decrease of $198,965 for the same period of fiscal 2002.

Earnings from continuing operations, exclusive of non-cash expenses for depreciation and amortization ($35,721) and bad debt expense ($15,651), provided cash of $234,760. However, changes in operating assets and liabilities used $320,274 of cash, principally to support an increase in accounts, trade notes and lease receivables ($126,218). In addition, cash of $527,721 was used to reduce accounts payable and accrued expenses. These uses were partially offset by a reduction in inventories ($148,412), refundable income taxes ($122,258) and a decrease in other assets ($63,266).

For the three months ended September 30, 2001, continuing operations used cash of $952,138, principally to support increases in accounts, trade notes and lease receivables ($238,299), inventories ($207,452) and other current assets ($36,379) and a decrease in customer deposits ($20,679), as well as to reduce accounts payable and accrued expenses ($463,468). Additional cash was provided by positive cash flows from the Company's continuing operations of $14,439 exclusive of non-cash expenses of $27,289 for depreciation and amortization. Discontinued operations used cash of $16,798.

Net cash provided by investing activities for the first quarter of fiscal 2003 was $201,458, primarily as a result of $210,000 cash provided by the net proceeds from the sale of the Company's telecommunications segment. The Company purchased no equipment during the period. For the same period of fiscal 2002, investing activities used cash of $73,175 principally for equipment purchases ($68,172) and to fund patent work ($5,000).

Financing activities used cash of $80,000 in the first quarter of fiscal 2003 to make payments on the Company's term loan. For the same period of fiscal 2002, financing activities provided cash of $843,146 principally due to the borrowing of $963,146 under the Company's revolving line of credit, which was partially offset by installment payments made on the Company's term loan ($120,000).

On October 11, 2002, the Company received an extension, until October 30, 2003, of its existing $2,250,000 revolving line of credit facility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. As of September 30, 2002 the Company had no outstanding borrowings under the line of credit.

The Company believes that its present cash position and cash it expects to generate from operations and cash borrowings available under its $2,250,000 line of credit will be sufficient to meet its currently anticipated operational needs.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
--------------------------------------------------

The following sets forth a schedule of payments required as of September 30, 2002 under the Company's contractual obligations described below:

                                                                       Due by Period
                                                     Less
                                                     than                                    After
Contractual Obligations             Total          1 Year        1-3 years     4-5 year   5 years
-----------------------             -----          ------        ---------     --------   -------
Term Loan                           $720,000     $320,000        $400,000             -        -
Operating leases                    $387,000     $154,000        $198,000       $35,000        -
Total contractual cash
     obligations                  $1,107,000     $474,000        $598,000       $35,000        -
                                  ===============================================================

Included in the above is a lease for a future dry cleaning store that the Company anticipates assigning to a dry cleaning franchisee or other customer when the leased facilities are available for occupancy. The maximum potential payment commitment is $35,000 in annual base rent per year for five years beginning upon completion of site building. Although the actual completion date is presently uncertain, it is probable that completion of the location will be in fiscal 2003. In September of fiscal 2003, the Company terminated its lease for the Milpitas, CA plant formerly occupied by the telecommunications segment and paid termination charges aggregating $53,441.

OFF-BALANCE SHEET FINANCING
---------------------------

Except for the operating leases, the Company has no off-balance sheet financing arrangements. The Company's bank revolving credit facility includes a $250,000 foreign exchange subfacility for the purpose of enabling the Company to hedge its currency exposure in connection with its import activities through spot foreign exchange and forward exchange contracts.

RESULTS OF OPERATIONS
---------------------

Total revenues from continuing operations for the three month period ended September 30, 2002 increased by $274,915 (7.8%) from the same period of fiscal 2002. Revenues of the commercial laundry and dry cleaning equipment segment increased by 9.1%, primarily due to sales of the new Green-Jet(R) dry-wetcleaning(TM) machine which was not in production in the comparable quarter in fiscal 2002. Sales increases were also recorded for commercial laundry equipment (approximately 25%) and brokerage commissions (approximately 14%). Revenues ($50,000) of the Company's development division, which was not in operation during the first quarter of fiscal 2002, also contributed to the increase. These increases were offset by a decrease in sales of spare parts (3.9%). Revenues of the Company's license and franchise segment decreased by $37,555 (44.5%) primarily due to the slower economy in the United States and Latin America resulting in fewer licensed and franchised units.

Costs of goods sold, expressed as a percentage of net sales, decreased to 71.2% for the first three months of fiscal 2003 from 77.8% for the same period of fiscal 2002. The improvement was primarily attributable to the increased sales of the Green-Jet(R) dry-wetcleaning(TM) machine, which has higher margins than most of the Company's other products.

Selling, general and administrative expenses decreased by $25,892 (2.8%) during the first quarter of fiscal 2003 from the same period of a year ago. This decrease resulted from reductions in exhibit and convention expenses and telephone costs, which offset increases in travel and entertainment and insurance costs.

Research and development expenses increased by $4,362 (55.2%) in the first quarter of fiscal 2003 from the first quarter of fiscal 2002, mostly associated with continuing design changes and the development of new models of the Green-Jet dry-wetcleaning machine.

Interest income decreased by $2,954 (71.8%) from the prior year as a result of fewer outstanding customer leases of laundry and dry cleaning equipment.

Interest expense decreased by $10,873 (55.5%) in the first quarter of fiscal 2003 from the same period of fiscal 2002, primarily due to a reduction in the outstanding principal balances under the Company's term loan and revolving credit facility.

The effective tax rate used in each of the periods was 40%.


INFLATION
---------

Inflation has not had a significant effect on the Company's operations during any of the reported periods.

TRANSACTIONS WITH RELATED PARTIES
---------------------------------

The Company leases 27,000 square feet of warehouse and office space from William
K. Steiner, a principal stockholder, Chairman of the Board of Directors and a director of the Company, under a lease, which expires in October 2004. Annual rental under this lease is approximately $83,200. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

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

     The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2002, the net carrying amount of intangible assets is $444,158. Amortization expense during the three month period ended September 30, 2002 was $15,497 and $15,059, respectively. There was no goodwill at September 30, 2002. The adoption of SFAS 141 and SFAS 142 did not have a significant impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS 144 did not have a significant impact on its financial position or results of operations.

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

ITEM 3.    CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report, an evaluation was carried out of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-14 of the Securities Exchange Act of 1934 by the Company's President and principal executive officer and Treasurer and principal financial officer. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and the Company's subsidiary is made known to them.

(b)      Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the evaluation discussed above.


                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits:

4.01 Letter agreement dated October 11, 2002 between the Company and Wachovia Bank, National Association, formerly named First Union National Bank

99.01 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)            Reports on Form 8-K:

               No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 14, 2002              DRYCLEAN USA, Inc.


                                        By:  /s/ Venerando J. Indelicato
                                            ------------------------------------
                                            Venerando J. Indelicato,
                                            Treasurer and Chief Financial
                                               Officer

I, Michael S. Steiner, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of DRYCLEAN USA, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002             /s/ Michael S. Steiner
                                    --------------------------------------------
                                    Michael S. Steiner,
                                    President and Principal Executive Officer

I, Venerando J. Indelicato, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of DRYCLEAN USA, Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                    /s/ Venerando J. Indelicato
                                           -------------------------------------
                                           Venerando J. Indelicato,
                                           Treasurer and Chief Financial
                                           Officer

                                  Exhibit Index

4.01 Letter agreement dated October 11, 2002 between the Company and Wachovia Bank, National Association, formerly named First Union National Bank

99.01 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.