Form 10QSB
period 2002-12-31
DRYCLEAN USA INC
filed 2003-02-14
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2002

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
         (State of other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)

                    290 N.E. 68 Street, Miami, Florida 33138
                    (Address of principal executive offices)

                                 (305) 754-4551
                           (Issuer's telephone number)

                                 Not Applicable
                                  (Former name)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___


     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 6,996,450 shares outstanding as of February 4, 2003.

     Transitional Small Business Disclosure Format: Yes ___  No _X_

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------------
                                                    For the six months                 For the three months
                                                    ended December 31,                  ended December 31,
                                                     2002             2001              2002             2001
                                                         (Unaudited)                         (Unaudited)
-----------------------------------------------------------------------------------------------------------------
Sales                                             $6,925,989       $6,503,166        $3,335,684       $3,190,335
Franchise and license fees,
  commissions and other income                       355,649          506,522           134,281          287,190
                                               -------------     ------------     -------------    -------------
Total revenues                                     7,281,638        7,009,688         3,469,965        3,477,525

Cost of goods sold                                 5,066,450        4,788,001         2,511,583        2,210,436
Selling, general and administrative
  expenses                                         1,877,835        1,931,929           946,507          979,304
Research and development                              20,444           17,224             8,175            9,317
                                               -------------     ------------     -------------    -------------
Total operating expenses                           6,964,729        6,737,154         3,466,265        3,199,057

  Operating income                                   316,909          272,534             3,700          278,468

Other income (expenses)
Interest income                                       12,872            5,780            11,712            1,666
Interest expense                                     (16,191)         (33,982)           (7,468)         (14,386)
                                               -------------     ------------     -------------    -------------
  Total                                               (3,319)         (28,202)            4,244          (12,720)

Earnings from continuing operations
  before taxes                                       313,590          244,332             7,944          265,748
Provision for income taxes                           125,436           97,733             3,178          106,299
                                               -------------     ------------     -------------    -------------
Net earnings from continuing
  operations                                         188,154          146,599             4,766          159,449
Net (loss) earnings from
  discontinued operations                                             (12,173)                            24,877
Net gain on settlement of liabilities
   associated with discontinued
   operations                                         39,976                             39,976
                                               -------------     ------------     -------------    -------------
Net earnings                                      $  228,130       $  134,426        $   44,742       $  184,326

Basic and diluted earnings per share from
  continuing  operations                          $      .03       $      .02        $      .00       $      .02
Basic and diluted (loss) earnings
  per share from discontinued
  operations                                      $      .00       $      .00        $      .01       $      .01
                                               -------------     ------------     -------------    -------------
Basic and diluted earnings
  per share                                       $      .03       $      .02        $      .01       $      .03

Weighted average number
  of shares outstanding

  Basic and diluted                                6,996,450        7,000,777         6,996,450        7,000,303


            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                December 31, 2002           June 30, 2002
                                                -----------------           -------------
                                                   (Unaudited)
ASSETS
------

CURRENT ASSETS
Cash and cash equivalents                       $      1,397,117         $      1,264,357
Accounts and trade notes
  receivable, net of allowance for
  doubtful accounts of $205,000
  and $130,000 at December 31,
  2002 and June 30, 2002, respectively                 1,390,840                1,542,691
Inventories                                            2,794,822                2,918,472
Note receivable (Note 2)                                 157,143                        -
Lease receivables                                        119,878                   37,290
Refundable income taxes                                   97,081                  225,167
Deferred income taxes                                    240,351                  240,351
Other assets, net                                        172,761                  185,631
Current assets of discontinued
  Operations                                                   -                  745,000

------------------------------------------------------------------------------------------
                  Total current assets                 6,369,993                7,158,959

Lease, and trade notes receivables,
  due after one year                                      91,857                      681
Note receivable due after
  one year                                               353,571
Equipment and improvements- net of
  accumulated depreciation and
  amortization                                           244,208                  274,124
Franchise, trademarks and other
  intangible assets, net                                 432,018                  455,104
Deferred income taxes                                      8,869                    8,869
Non-current assets of discontinued
  operations                                                                       15,000

------------------------------------------------------------------------------------------
                                                $      7,500,516         $      7,912,737
==========================================================================================


            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        December 31, 2002          June 30, 2002
                                                        -----------------          -------------
                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                   $      1,183,471         $      1,736,393
Current portion of bank loan                                     320,000                  320,000
Customer deposits                                                612,057                  539,486

-------------------------------------------------------------------------------------------------
   Total current liabilities                                   2,115,528                2,595,879

Long term debt, less current portion                             320,000                  480,000

-------------------------------------------------------------------------------------------------
   Total liabilities                                           2,435,528                3,075,879


SHAREHOLDERS' EQUITY
Common stock, $.025 par value; 15,000,000
  shares authorized; 7,027,500 shares
  issued at December 31, and June 30, 2002,
  including shares held in treasury                              175,688                  175,688
Additional paid-in capital                                     2,048,570                2,048,570
Retained earnings                                              2,843,750                2,615,620
Treasury stock, 31,050 shares
  at cost                                                         (3,020)                  (3,020)

-------------------------------------------------------------------------------------------------
Total shareholders' equity                                     5,064,988                4,836,858

=================================================================================================
                                                        $      7,500,516         $      7,912,737
=================================================================================================


            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six months ended     Six months ended
                                                                December 31,         December 31,
                                                                    2002                 2001
                                                                 (Unaudited)         (Unaudited)
                                                                 -----------         -----------

Operating activities:
 Net earnings from continuing operations                      $     188,154        $     146,599
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Bad debt expense                                                 75,651               41,513
    Depreciation and amortization                                    64,252               55,959
     (Increase) decrease in operating assets:
         Accounts, trade notes and lease receivables                (97,564)             234,960
         Inventories                                                123,650              171,968
         Other current assets                                        12,870                1,077
         Refundable income taxes                                    128,086              257,363
     Increase (decrease) in:
         Accounts payable and accrued expenses                     (552,922)            (655,218)
         Customer deposits                                           72,571              (89,472)
         Income taxes payable                                             -               33,555

------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            14,748              198,304

------------------------------------------------------------------------------------------------------
Discontinued operations:
  Net loss                                                                -              (12,173)
  Decrease in operating assets                                            -               17,979
  Net gain on settlement of liabilities
  associated with discontinued operations                            39,976

------------------------------------------------------------------------------------------------------
Cash provided by discontinued operations                             39,976                5,806

------------------------------------------------------------------------------------------------------
Investing activities:
  Net proceeds from disposal of business                            210,000                    -
  Payments received on note receivable                               39,286
  Capital expenditures                                                    -              (86,692)
  Patent expenditures                                               (11,250)              (5,000)

------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                    238,036              (91,692)

------------------------------------------------------------------------------------------------------
Financing activities

  Payments on term loan                                            (160,000)            (200,000)
  Borrowings under line of credit                                         -                4,306
  Purchase of treasury stock                                              -                 (840)

------------------------------------------------------------------------------------------------------
Net cash used by financing activities                              (160,000)            (196,534)

------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                132,760              (84,116)
Cash and cash equivalents at beginning of period                  1,264,357              375,912
------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                    $   1,397,117        $     291,796
======================================================================================================
Supplemental information:
  Cash paid for interest                                            $16,191              $33,982
  Cash paid for income taxes                                         24,000                    -


            See Notes to Condensed Consolidated Financial Statements

                                DRYCLEAN USA INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) GENERAL: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002. The June 30, 2002 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB as of that date.

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

The results of operations of the Company's Metro-Tel segment have been classified as discontinued operations. An estimated loss on the sale of approximately $555,000 was accrued for in the Company's financial statements for the year ended June 30, 2002.

The net gain on settlement of liabilities associated with discontinued operations of $39,976 (net of approximately $27,000 in taxes) for the three months ended December 31, 2002 resulted from the settlement of certain discontinuance costs at amounts lower than initially estimated.

NOTE (3) - EARNINGS PER SHARE: There were 447,750 and 462,750 stock options outstanding at December 31, 2002 and December 31, 2001, respectively, that were excluded in the computations of earnings per share for such periods because the exercise prices of the options were less than the average market prices of the Company's common stock during these periods.

NOTE (4) - REVOLVING CREDIT LINE: On October 11, 2002, the Company received an extension, until October 30, 2003, of its existing $2,250,000 revolving line of credit facility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. As of December 31, 2002, the Company had no outstanding borrowings under the line of credit.

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

Financial information for the Company's business segments is as follows:

                                                    For the six months                       For the three months
                                                    ended December 31,                        ended December 31,
                                                2002                  2001                 2002                 2001

                                                        (Unaudited)                               (Unaudited)
                                           -----------------  ----------------        -----------------  -------------------
Revenues:
   Commercial and industrial laundry and
   dry cleaning equipment                   $   7,161,434        $   6,830,921         $   3,396,625        $   3,383,177

   License and franchise operations               120,204              178,767                73,340               94,348
----------------------------------------------------------------------------------------------------------------------------
Total revenues                              $   7,281,638        $   7,009,688         $   3,469,965        $   3,477,525
============================================================================================================================
Operating income (loss)
   Commercial and industrial laundry and
   dry cleaning equipment                   $     432,288        $     281,168         $      55,462        $     284,703

   License and franchise operations                17,487               99,558                29,817               42,095

   Corporate                                     (132,866)            (108,192)              (81,579)             (48,330)
----------------------------------------------------------------------------------------------------------------------------
Total operating income (loss)               $     316,909        $     272,534         $       3,700        $     278,468
============================================================================================================================

                                                              December 31, 2002                            June 30, 2002
                                                                  (Unaudited)
Identifiable assets:
   Commercial and industrial laundry and
   dry cleaning equipment                                        $   5,738,719                              $   5,585,225

   License and franchise operations                                    882,121                                    789,179

   Corporate                                                           879,676                                    778,333

   Discontinued operations (Note 2)                                        --                                     760,000
----------------------------------------------------------------------------------------------------------------------------
   Total assets                                                  $   7,500,516                              $   7,912,737
============================================================================================================================

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

         The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2002, the net carrying amount of intangible assets is $432,018. Amortization expense during the six month period ended December 31, 2002 and 2001 was $29,092 and $29,579, respectively. There was no goodwill at December 31, 2002. The adoption of SFAS 141 and SFAS 142 did not have a significant impact on its financial position or results of operations.

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

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities generally when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Costs Incurred in a Restructuring)." SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS 146 will have a significant impact on its financial position or results of operations.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement 123." This Statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies follow the prescribed format and provide the additional disclosures in their annual reports for fiscal years ending after December 15, 2002 and in financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The results of operations of the Company's Metro-Tel segment, sold effective July 1, 2002, are not discussed in detail here as they have been classified as discontinued operations. The estimated loss on the sale of approximately $555,000 was accrued for in the Company's financial statements for the year ended June 30, 2002. The following discussion relates to the Company's continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2002, cash increased by $132,760, compared to a decrease of $84,116 for the six months period ended December 31, 2001.

For the first six months of fiscal 2003, operating activities provided cash of $14,748. The Company's net income from continuing operations of $188,154 and non-cash expenses of $64,252 for depreciation and amortization and a provision for bad debts of $75,651 provided an aggregate of $328,057 of cash. Additional cash was provided by changes in current assets and liabilities, consisting of decreases in inventories ($123,650), other assets ($12,870) and the return of income taxes ($128,086) and an increase in customer deposits ($72,571). The generated cash was used principally to support an increase in accounts, trade notes and lease receivables ($97,564) and a decrease in accounts payable and accrued expenses ($552,922).

For the first half of fiscal 2002, operating activities provided cash of $198,304. Of this amount, $146,599, was provided by net earnings from continuing operations and $55,959 and $41,513 was provided by non-cash expenses for depreciation and amortization and a provision for bad debts, respectively. Additional cash was provided by a decrease in accounts, trade notes and lease receivables ($234,960), inventories ($171,968), prepaid expenses ($1,077 and the return of income taxes ($257,363) along with an increase in income tax payable ($33,555). The cash generated was partially used to decrease accounts payable and accrued expenses ($655,218) and a decrease in customer's deposits ($89,472). Discontinued operations provided cash of $5,806.

Discontinued operations provided a non-cash gain of $39,976, net after taxes, on the settlement of liabilities associated with accruals of transaction costs connected with the sale of the Metro-Tel telecommunications segment. These estimated expenses were accrued for in fiscal 2002. Savings were realized principally in rent expenses and professional fees and other transaction costs.

Net cash provided by investing activities for the first six months of fiscal 2003 was $238,036, principally as a result of $210,000 provided by the net proceeds from the sale of the Company's telecommunications division and $39,286 from collections on a note issued in conjunction with that sale. In addition $11,250 was used to fund patent work. For the same period of fiscal 2002, investing activities used cash of $91,692 principally for equipment purchases ($86,692) and to fund patent work ($5,000).

Financing activities during the first half of fiscal 2003 used cash of $160,000 to pay monthly installments on the Company's term loan. During the same period of fiscal 2002, financing activities used cash of $196,534, principally to make monthly payments on the Company's term loan ($200,000) and to purchase treasury stock ($840), partially offset by cash of $4,306 provided by borrowings under the Company's line of credit.

On October 11, 2002, the Company received an extension, until October 30, 2003, of its existing $2,250,000 revolving line of credit facility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. As of December 31, 2002 the Company had no outstanding borrowings under the line of credit.

The Company believes that its present cash position and cash it expects to generate from operations and cash borrowings available under its $2,250,000 line of credit will be sufficient to meet its currently anticipated operational needs.

OFF-BALANCE SHEET FINANCING

The Company has no off-balance sheet financing arrangements.

FOREIGN EXCHANGE MARKET RISK

The Company's bank revolving credit facility includes a $250,000 foreign exchange subfacility for the purpose of enabling the Company to hedge its currency exposure in connection with its import activities through spot foreign exchange and forward exchange contracts.

RESULTS OF OPERATIONS

Total revenues for the six month period ended December 31, 2002 increased by $271,950 (3.9%) from the first half of fiscal 2002. For the three month period ended December 31, 2002 total revenues decreased by $7,560 (0.2%) from the same period of fiscal 2002. For the six and three month periods of fiscal 2003, revenues of the commercial laundry and dry cleaning segment increased by $330,484 (4.9%) and $13,419 (0.4%), respectively. The increase for the six months was attributed to sales of the Green-Jet dry-wetcleaning machines since the early part of the period, which was not in production during the comparable periods of fiscal 2002.

The Company's license and franchise segment experienced a decrease in revenue of $58,563 (32.8%) and $21,008 (22.3)% for the six and three month periods, respectively, as a result of the opening of a fewer number of licensed and franchised units and lower royalty income attributable to the slower economy in the United States and Latin America

Costs of goods sold, expressed as a percentage of sales, decreased to 73.2% for the six month period of fiscal 2003 from 73.6% from the comparable period of a year ago. The improvement was principally due to sales of the Green-Jet dry-wetcleaning machines, which has a higher margin than most of the Company's other products. For the three month period, cost of goods sold increased to 75.3% in fiscal 2003 from 69.3% in fiscal 2002 due to the relative mix of product sales in the periods.

Selling general and administrative expenses decreased by $54,094 (2.8%) and $32,797 (3.3%) for the six and three month periods, respectively, in fiscal 2003 from the comparable periods of fiscal 2002. The savings for both periods was attributable to lower outside commissions, computer services, exhibits and convention expenses and telephone expenses, which offset increased costs of insurance and an increased (by $34,138) provision for bad debts.

Research and development expenses increased by $3,220 (18.7%) during the six month period of fiscal 2003 compared to the same period of fiscal 2002, principally due to continuing design changes and the development of new models of the Green-Jet dry-wetcleaning machine. For the three month period, research and development expenses decreased by $1,142 (12.3%) from the same period of last year.

Interest income increased by $7,092 (122.7%) and $10,046 (603.0%) for the six and three month periods, respectively, of fiscal 2003 from the comparable periods of fiscal 2002, mostly due to interest payments received against a note associated with the sale of the telecommunications division.

The loss from discontinued operations of $12,173, net of tax benefit, in the six months ended December 31, 2001 and earnings of $24,877, net of tax provision, in the three months then ended related to the Metro-Tel telecommunications segment sold effective July 31, 2002. Results of operations have been reclassified to reflect the Metro-Tel segment as a discontinued operation.

The net gain on the settlement of liabilities associated with the disposal of discontinued operations was caused by savings realized from accrued transaction costs, principally in rent expense and professional fees and other transaction costs, associated with the sale of the Metro-Tel telecommunications segment.

Interest expense decreased by $17,791 (52.4%) and $6,918 (48.1%) for the six and three month periods, respectively, of fiscal 2003 from the same periods of fiscal 2002, primarily due to a reduction in outstanding debt and lower prevailing interest rates.

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

CRITICAL ACCOUNTING POLICIES

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company's results of operations are described in detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. In other cases, preparation of the Company's unaudited condensed consolidated financial statements for interim periods requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that the actual results will not differ from those estimates.

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

         The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2002, the net carrying amount of intangible assets is $432,018. Amortization expense during the six month period ended December 31, 2002 and 2001 was $29,092 and $29,579, respectively. There was no goodwill at December 31, 2002. The adoption of SFAS 141 and SFAS 142 did not have a significant impact on its financial position or results of operations.

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

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities generally when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Costs Incurred in a Restructuring)." SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of SFAS 146 will have a significant impact on its financial position or results of operations.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement 123." This Statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies follow the prescribed format and provide the additional disclosures in their annual reports for fiscal years ending after December 15, 2002 and in financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     At the Company's 2002 Annual Meeting of Stockholders held on November 15, 2002, the Company's stockholders reelected the Company's then existing Board of Directors by the following votes:

                                                           Votes
                                             --------------------------------
                                                 For                 Withheld
                                             -----------             --------
               Michael S. Steiner             6,680,484               26,812
               William K. Steiner             6,678,684               28,612
               Venerando J. Indelicato        6,678,096               29,200
               David Blyer                    6,680,413               26,883
               Lloyd Frank                    6,678,096               29,200
               Alan Grunspan                  6,680,413               26,883
               Stuart Wagner                  6,680,484               26,812

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits:

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

Date:    February 10, 2003              DRYCLEAN USA, Inc.


                                        By: /s/ Venerando J. Indelicato
                                           ----------------------------------
                                           Venerando J. Indelicato,
                                           Treasurer and Chief Financial
                                           Officer

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

Date:    February 10, 2003            /s/ Michael S. Steiner
                                      ------------------------------------------
                                      Michael S. Steiner,
                                      President and Principal Executive Officer

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

Date:    February 10, 2003                  /s/ Venerando J. Indelicato
                                           -------------------------------------
                                           Venerando J. Indelicato,
                                           Treasurer and Chief Financial
                                           Officer

                                  Exhibit Index

99.01     Certification of Principal Executive Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02     Certification of Principal Financial Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.