Form 10QSB
period 2003-03-31
DRYCLEAN USA INC
filed 2003-05-15
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2003

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

                                 Not Applicable
                                  (Former name)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No
     --------

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 6,996,450 shares outstanding as of May 5, 2003.

     Transitional Small Business Disclosure Format:    Yes            No  X
                                                            --------     -----

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------------------------------------------
                                                  For  the nine months ended          For the  three months ended
                                                            March 31,                         March 31,
                                                     2003               2002             2003             2002
                                                           (Unaudited)                         (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Sales                                             $ 10,024,123       $ 9,898,327      $ 3,098,134       $ 3,395,161
Franchise and license fees,
   commissions and other income                        450,672           654,053           95,023           147,531
                                                  ------------       -----------      -----------       -----------
Total revenues                                      10,474,795        10,552,380        3,193,157         3,542,692

Cost of goods sold                                   7,245,990         7,119,900        2,179,540         2,331,899
Selling, general and
   administrative expenses                           2,749,578         2,811,114          871,743           878,585
Research and development                                34,009            24,624           13,565             7,400
                                                  ------------       -----------      -----------       -----------
Total operating expenses                            10,029,577         9,955,638        3,064,848         3,217,884

       Operating income                                445,218           596,742          128,309           324,808

Other income (expenses)
Interest income                                         20,046             9,779            7,174             3,999
Interest expense                                       (22,295)          (44,303)          (6,104)          (10,321)
                                                  ------------       -----------      -----------       -----------
       Total                                            (2,249)          (34,524)           1,070            (6,322)

Earnings from continuing operations
   before taxes                                        442,969           562,218          129,379           318,486
Provision for income taxes                             177,188           224,886           51,752           127,394
                                                  ------------       -----------      -----------       -----------

Net earnings from continuing operations                265,781           337,332           77,627           191,092
Net loss from discontinued operations                    -               (74,728)           -               (62,914)
Net gain on settlement of liabilities
   associated with discontinued operations              39,976             -                 -                 -
--------------------------------------------------------------------------------------------------------------------
Net earnings                                         $ 305,757         $ 262,604         $ 77,627         $ 128,178

Basic and diluted earnings per share from
   continuing operations                                $  .04            $  .05           $  .01            $  .03
Basic and diluted loss per share from
   discontinued operations                              $  .00           $  (.01)          $  .00           $  (.01)
--------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per share                    $  .04            $  .04           $  .01            $  .02

Weighted average number of shares
   outstanding basic and diluted                     6,996,450         6,999,334        6,996,450         6,996,450
======================================================================================================================

            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         March 31, 2003            June 30, 2002
                                                                         ---------------           -------------
                                                                          (Unaudited)
ASSETS
------

CURRENT ASSETS

Cash and cash equivalents                                                   $ 1,311,137             $ 1,264,357
Accounts and trade notes receivable, net of allowance for
   doubtful accounts of $205,000 and $130,000 at March 31,
   2003 and June 30, 2002, respectively                                       1,287,217               1,542,691
Inventories                                                                   2,769,640               2,918,472
Note receivable (Note 2)                                                        157,143
Lease receivables                                                               138,807                  37,290
Refundable income taxes                                                          45,329                 225,167
Deferred income taxes                                                           240,351                 240,351
Other assets, net                                                               185,379                 185,631
Current assets of discontinued operations                                                               745,000
------------------------------------------------------------------ --------------------------- -----------------------
       Total current assets                                                   6,135,003               7,158,959

Lease and trade notes receivables,
   due after one year                                                            96,999                     681
Note receivable due after one year (Note 2)                                     264,286                   -
Equipment and improvements - net of
   accumulated depreciation and
   amortization                                                                 230,541                 274,124
Franchise, trademarks and other
   intangible assets, net                                                       424,819                 455,104
Deferred tax asset                                                                8,869                   8,869
Non-current assets of discontinued operations                                     -                      15,000
------------------------------------------------------------------ --------------------------- -----------------------
                                                                            $ 7,160,517             $ 7,912,737
================================================================== =========================== =======================

            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         March 31, 2003            June 30, 2002
                                                                         ---------------           -------------
                                                                          (Unaudited)

CURRENT LIABILITIES
Accounts payable and accrued expenses                                       $ 1,085,047             $ 1,736,393
Current portion of bank loan                                                    560,000                 320,000
Customer deposits                                                               372,855                 539,486
------------------------------------------------------------------ --------------------------- -----------------------
       Total current liabilities                                              2,017,902               2,595,879

Long term debt, less current portion                                                  -                 480,000
------------------------------------------------------------------ --------------------------- -----------------------
       Total liabilities                                                      2,017,902               3,075,879


SHAREHOLDERS' EQUITY
Common stock, $.025 par value; 15,000,000 shares authorized; 7,027,500 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively, including shares held in

   treasury                                                                     175,688                 175,688
Additional paid-in capital                                                    2,048,570               2,048,570
Retained earnings                                                             2,921,377               2,615,620
Treasury stock, 31,050 shares at cost                                            (3,020)                 (3,020)
------------------------------------------------------------------ --------------------------- -----------------------
       Total shareholders' equity                                             5,142,615               4,836,858
------------------------------------------------------------------ --------------------------- -----------------------
                                                                             $7,160,517              $7,912,737
================================================================== =========================== =======================

            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Nine months ended      Nine months ended
                                                                              March 31, 2003        March 31, 2002
                                                                              (Unaudited)           (Unaudited)
                                                                              -----------           -----------

Operating activities:
   Net earnings from continuing operations                                    $ 265,781                $ 337,332
     Adjustments to reconcile net earnings to net cash (used)
       provided by operating activities:
       Bad debt expense                                                          75,673                   45,033
       Depreciation and amortization                                             92,519                   84,555
         (Increase) decrease in operating assets:
           Accounts, trade notes and lease receivables                          (18,034)                 249,988
           Inventories                                                          148,832                  115,101
           Other current assets                                                     252                   40,761
           Refundable income taxes                                              179,838                  257,363
         Increase (decrease) in operating liabilities:
           Accounts payable and accrued expenses                               (651,346)                (398,413)
           Customer deposits                                                   (166,631)                (128,360)
           Income taxes payable                                                   -                       47,872
---------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                                (73,116)                 651,232
---------------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Net loss                                                                       -                      (74,728)
   Increase in operating assets                                                   -                      (29,482)
   Net gain on settlement of liabilities
     associated with discontinued operations                                     39,976
---------------------------------------------------------------------------------------------------------------------
Cash provided (used) by discontinued operations                                  39,976                 (104,210)
---------------------------------------------------------------------------------------------------------------------
Investing activities:
   Net proceeds from disposal of business                                       210,000
   Capital expenditures                                                           -                      (86,692)
   Payments received on note receivable                                         128,571                    -
   Patent expenditures                                                          (18,651)                  (7,075)
---------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                319,920                  (93,767)
---------------------------------------------------------------------------------------------------------------------
Financing activities
   Payments on term loan                                                       (240,000)                (280,000)
   Purchase of treasury stock                                                                             (3,020)
---------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                          (240,000)                (283,020)
---------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                        46,780                  170,235
Cash and cash equivalents at beginning of period                              1,264,357                  375,912
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $ 1,311,137                $ 546,147
=====================================================================================================================
Supplemental information:
   Cash paid for interest                                                      $ 22,295                 $ 44,303
   Cash paid for income taxes                                                    24,000                   86,000

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

NOTE (2) - DISCONTINUED OPERATIONS: As a result of a reduction of revenues and increasing losses in the Company's telecommunications segment and the Company's determination that the telecommunications segment was not part of its core business, effective July 31, 2002, the Company sold substantially all of the operating assets (principally inventory, equipment and intangible assets, including tradenames) of its Metro-Tel telecommunications segment to an unaffiliated third party. The Company retained all of the cash, accounts receivable and liabilities of the segment. The sales price was $800,000, of which $250,000 was paid in cash on August 2, 2002 and the remaining $550,000 is evidenced by the purchaser's promissory note that bears interest at the prevailing prime rate plus 1% per annum and was payable in 42 equal monthly installments commencing October 1, 2002. In March 2003, the purchaser prepaid $50,000 of the outstanding promissory note, which was applied to the last installments to become due. Payment and performance of the promissory note is guaranteed by two companies affiliated with the purchaser and the three principal stockholders of the purchaser and the affiliated companies, and is collateralized by substantially all of the operating assets of the purchaser and the affiliated companies. The Company has agreed to subordinate payment of the promissory note, the obligations of the affiliated companies under their guarantees and the collateral granted by the purchaser and the affiliated companies to the obligations of the purchaser and the affiliated companies to two bank lenders, subject to the Company's right to receive installment payments under the promissory note as long as the purchaser and the affiliated companies are not in default of their obligations to the applicable lender. The Company agreed to a three-year covenant not to compete with the purchaser.

The results of operations of the Company's Metro-Tel segment have been classified as discontinued operations. The estimated loss on the sale of approximately $555,000 was accrued for in the Company's financial statements for the year ended June 30, 2002. The net gain on settlement of liabilities associated with discontinued operations of $39,976 (net of approximately

$27,000 in taxes) for the nine months ended March 31, 2003 resulted from the settlement of certain discontinuance costs at amounts lower than initially estimated.

NOTE (3) - EARNINGS PER SHARE: There were 482,750 and 497,750 stock options outstanding at March 31, 2003 and March 31, 2002, respectively, that were excluded in the computations of earnings per share for such periods because the exercise prices of the options were less than the average market prices of the Company's common stock during these periods.

NOTE (4) - BANK CREDIT FACILITY: On October 11, 2002, the Company received an extension, until October 30, 2003, of its existing $2,250,000 revolving line of credit facility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. As of March 31, 2003, the Company had no outstanding borrowings under the line of credit. On May 7, 2003, the Company prepaid the balance ($560,000 at March 31, 2003) of its outstanding term loan, which had been payable in monthly installments through December 2004.

NOTE  (5) - STOCK OPTIONS

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard ("FAS") No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based
Compensation-Transition and Disclosure, issued in December 2002.


                                                             NINE MONTHS ENDED                THERE MONTHS ENDED
                                                          MARCH 31,       MARCH 31         MARCH 31,       MARCH 31
                                                            2003            2002             2003            2002
Income from continuing operations, as reported           $ 265,781       $ 337,332        $ 77,627       $ 191,092
Less: Fair value of employee stock compensation            (10,783)       (10,783)         (3,594)          (3,594)
                                                         ---------       ---------        --------       ---------
Pro forma income from continuing operations              $ 254,998       $ 326,549        $ 74,033       $ 187,498

Net Income, as reported                                  $ 305,757       $ 262,604        $ 77,627       $ 128,178
Less: Fair value of employee stock compensation            (10,783)       (10,783)         (3,594)          (3,594)
                                                         ---------       ---------        --------       ---------
Pro forma net income                                     $ 294,974       $ 251,821        $ 74,033       $ 124,584

Earning per common share
Continuing operations, as reported-Basic and Diluted        $ 0.04          $ 0.05          $ 0.01          $ 0.03
Continuing operations, pro forma-Basic and Diluted          $ 0.04          $ 0.05          $ 0.01          $ 0.03

Net income, as reported-Basic and Diluted                   $ 0.04          $ 0.04          $ 0.01          $ 0.02
Net income, pro forma-Basic and Diluted                     $ 0.04          $ 0.04          $ 0.01          $ 0.02

There were no options granted during the three and nine months ended March 31, 2003 and 2002.

NOTE (6) - SEGMENT INFORMATION: The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

Financial information for the Company's business segments is as follows:


-----------------------------------------------------------------------------------------------------------------------
                                                    For the nine months ended             For the three months ended
                                                            March 31,                           March 31,
                                                    2003                2002               2003             2002
                                                           (Unaudited)                          (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Revenues:
   Commercial and industrial laundry and
     dry cleaning equipment                      $ 10,308,675        $ 10,310,483       $ 3,147,270      $ 3,479,562

   License and franchise operations                   162,655             241,897            42,451           63,130

   Corporate                                            3,465                                 3,436
-----------------------------------------------------------------------------------------------------------------------
Total revenues                                   $ 10,474,795        $ 10,552,380       $ 3,193,157      $ 3,542,692
=======================================================================================================================
Operating income (loss)
   Commercial and industrial laundry and
     dry cleaning equipment                         $ 613,291           $ 649,978         $ 181,025        $ 369,040

   License and franchise operations                    28,255             122,437            10,775           22,949

   Corporate                                         (196,328)           (175,673)          (63,491)         (67,181)
-----------------------------------------------------------------------------------------------------------------------
Total operating income                              $ 445,218           $ 596,742         $ 128,309        $ 324,808
=======================================================================================================================


                                                         March 31, 2003                        June 30, 2002
                                                          (Unaudited)
Identifiable assets:
   Commercial and industrial laundry and
     dry cleaning equipment                                 $ 5,512,297                          $ 5,585,225

   License and franchise operations                             817,163                              789,179

   Corporate                                                    831,057                              778,333

   Discontinued operations                                       -                                   760,000
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                $ 7,160,517                          $ 7,912,737
=======================================================================================================================

NOTE (7) - NEW ACCOUNTING PRONOUNCEMENTS:

         In June 2001, the Financial Accounting Standard Board ("FASB") issued FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life is to be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 required the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of March 31, 2003, the net carrying amount of intangible assets is $424,819. Amortization expense during the nine month period ended March 31, 2003 and 2002 was $43,638 and $44,124, respectively. There was no goodwill at March 31, 2003. The adoption of SFAS 141 and SFAS 142 did not have a significant impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS 144 did not have a significant impact on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Costs Incurred in a Restructuring." SFAS 146 is required to be adopted for exit or disposal activities initiated after March 31, 2003. The Company does not believe the adoption of SFAS 146 will have a significant impact on its financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annul financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements.

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

         In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We have identified no VIE's. Accordingly, the adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL
-------

The results of operations of the Company's Metro-Tel segment are not discussed in detail here as they have been classified as discontinued operations. The estimated loss on the sale of approximately $555,000 was accrued for in the Company's financial statements for the year ended June 30, 2002. As discussed below, for the nine months ended March 31, 2003, the Company recorded a net gain of $39,976 on the settlement of liabilities associated with the discontinued operation. The following discussion relates to the Company's continuing operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine months ended March 31,2003, cash increased by $46,780, compared to an increase of $170,235 in the nine month period ended March 31, 2002.

Operating activities for the nine months ended March 31, 2003 used cash of $73,116. While the Company's net earnings from continuing operations ($265,781), together with non-cash expenses for depreciation and amortization ($92,519) and a provision for bad debts ($75,673), produced an aggregate of $433,973 of cash, changes in operating assets and liabilities used cash of $507,089. The principal uses of cash during the first nine months of fiscal 2003 were to reduce accounts payable by $651,346, customer deposits by $166,631 and to increase accounts, trade notes and lease receivables by $18,034. These were partially offset by cash provided primarily by a reduction in the Company's level of inventories maintained ($148,832) and the collection of refundable income taxes ($179,838) during the fiscal 2003 nine month period.

For the nine month period ended March 31, 2002, operating activities provided cash of $651,232. Of this amount $337,332 was provided by net earnings from continuing operations and $84,555 and $45,033 was provided by non-cash expenses for depreciation and amortization and a provision for bad debts, respectively. Additional cash was provided by decreases in accounts, trade notes and lease receivables ($249,988), inventories ($115,101), other current assets ($40,761) and the return of income taxes ($257,363). The cash generated was partially used to decrease accounts payable and accrued expenses ($398,413) and customer deposits ($128,360). Cash was also provided by an increase in income taxes payable ($47,872).

Discontinued operations provided a non-cash gain of $39,976, net after taxes, in the nine months ended March 31, 2003, on the settlement of liabilities associated with accruals of transaction costs connected with the sale of the Metro-Tel telecommunications segment. These estimated expenses were accrued for in fiscal 2002. Savings were realized principally in rent expenses and professional fees and other transaction costs. Discontinued operations for the nine months of fiscal 2002 used cash of $104,210.

Investing activities for the nine months ended March 31, 2003 provided cash of $319,920, principally as a result of $210,000 provided by the net proceeds from the sale of the Company's telecommunications division and $128,571 from payments received on a note issued in conjunction with that sale. Patent work used cash of $18,651. For the same period of fiscal

2002, investing activities used cash of $93,767 mostly for equipment purchases ($86,692) and to fund patent work ($7,075).

For the nine month period of fiscal 2003, financing activities used cash of $240,000 to pay monthly installments of the Company's term loan. During the same period of fiscal 2002, financing activities used cash of $283,020 principally to make monthly payments of the Company's term loan ($280,000) and to purchase capital stock for treasury ($3,020).

On October 11, 2002, the Company received an extension, until October 30, 2003 of its existing $2,250,000 revolving line of credit facility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. As of March 31, 2003, the Company had no outstanding borrowings under the line of credit. On May 7, 2003, the Company prepaid the balance ($560,000 at March 31,
2003) of its outstanding term loan, which had been payable in monthly installments through December 2004.

The Company believes that its present cash position and cash it expects to generate from operations and cash borrowings available under its $2,250,000 line of credit will be sufficient to meet its currently anticipated operational needs.

OFF-BALANCE SHEET FINANCING
---------------------------

The Company has no off-balance sheet financing arrangements.

FOREIGN EXCHANGE MARKET RISK
----------------------------

The Company's bank revolving credit facility includes a $250,000 foreign exchange subfacility for the purpose of enabling the Company to hedge its currency exposure in connection with its import activities through spot foreign exchange and forward exchange contracts.

RESULTS OF OPERATIONS
---------------------

Total revenues for the nine and three month periods ended March 31, 2003 decreased by $77,585 (.7%) and $349,535 (9.9%), respectively, from the same periods of fiscal 2002. For the nine month period in fiscal 2003, sales of the commercial laundry and dry cleaning segment remained essentially flat compared to the same period in fiscal 2002, with a 13.8% decrease in dry cleaning machines sales being offset by sales increases of laundry equipment (11.7%) and spare parts (1.2%). For the three month period ended March 31, 2003, sales of this segment decreased by $332,292 (9.5%) as sales of dry cleaning machines were down 39.5%. Increased sales of laundry equipment (9.8%) and spare parts (5.1%) were not sufficient to offset the decrease in dry cleaning machines sales. The decrease in sales for dry cleaning equipment for both fiscal 2003 reported periods reflects the downturn in the economy of Latin America and the Caribbean. While sales of standard dry cleaning machines to the United States market were also down, they were offset by sales of the Green-Jet(R) dry-wetcleaning(TM) machines.

The Company's license and franchise segment experienced a decrease in revenues of $79,242 (32.8%) and $20,679 (32.8%) for the nine and three month periods, respectively. The decreases for both periods was attributable to lower royalty income due to the slower economy in the United States and Latin America.

Costs of goods sold, expressed as a percentage of sales, increased to 72.3% for the nine month period of fiscal 2003 from 71.9% from the comparable period of a year ago. For the three month period in fiscal 2003, cost of goods sold increased to 70.4% from 68.7% in the comparable fiscal 2002 period. The increases for both reported fiscal 2003 periods was primarily attributable to the relative mix of products sales in the periods.

Selling, general and administrative expenses decreased by $61,536 (2.2%) and $6,842 (.8%) for the nine and three month periods, respectively, in fiscal 2003 from the comparable periods of fiscal 2002. During the nine month period, the decrease was mainly attributable to lower commissions, consulting services, exhibits and convention expenses and telephone expenses, which offset increases in insurance expenses and the provision for bad debts. For the three month period of fiscal 2003 expenses were relatively flat compared to the same period of fiscal 2002.

Research and development expenses increased by $9,385 (38.1%) and $6,165 (83.3%) during the nine and three month periods of fiscal 2003, respectively, over the same periods of a year ago. The increase for both periods was principally due to continuing design changes and the development of new models of the Green-Jet(R) dry-wetcleaning(TM) machine.

Interest income increased by $10,267 (105.0%) and $3,175 (79.4%) for the nine and three month periods, respectively, of fiscal 2003 from the comparable periods of fiscal 2002, mostly due to interest payments received against a note associated with the sale of the Company's Metro-Tel telecommunications division.

Interest expense decreased by $22,008 (49.7%) and $4,217 (40.9%) for the nine and three month periods, respectively, of fiscal 2003 from the same periods of fiscal 2002, primarily due to a reduction in outstanding debt and lower prevailing interest rates. On May 7, 2003, the Company prepaid the balance ($560,000 at March 31, 2003) of its outstanding term loan, which had been payable in monthly installments through December 2004.

The loss from discontinued operations of $74,728 and $62,914, net of tax benefit, for the nine month and three month periods of fiscal 2002, respectively, relates to the Metro-Tel telecommunications segment sold effective July 31, 2002. Results of operations have been reclassified to reflect the Metro-Tel segment as a discontinued operation.

The $39,976 net gain on the settlement of liabilities associated with the disposal of discontinued operations was caused by savings realized from accrued transaction costs, principally in rent expense and professional fees and other transaction costs, associated with the sale of the Metro-Tel telecommunication segment.

The effective tax rate used in each period was 40%.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company's results of operations are described in detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. In other cases, preparation of the Company's unaudited condensed consolidated financial statements for interim periods requires us to make estimates and assumptions that effect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. There can be no assurance that the actual results will not differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS:


         In June 2001, the Financial Accounting Standard Board ("FASB") issued FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life is to be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 required the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of March 31, 2003, the net carrying amount of intangible assets is $424,819. Amortization expense during the nine month period ended March 31, 2003 and 2002 was $43,638 and $44,124, respectively. There was no goodwill at March 31, 2003. The adoption of SFAS 141 and SFAS 142 did not have a significant impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS 144 did not have a significant impact on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Costs Incurred in a Restructuring." SFAS 146 is required to be adopted for exit or disposal activities initiated after March 31, 2003. The Company does not believe the adoption of SFAS 146 will have a significant impact on its financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annul financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements.

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

         In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We have identified no VIE's. Accordingly, the adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

         Within 90 days prior to the date of this report, an evaluation was carried out of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as defined in, and pursuant to, Rule 13a-14 of the Security and Exchange Act of 1934 by the Company's president and principal executive officer and Treasurer and principal financial officer. Based on that evaluation these officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company and the Company's subsidiary is made known to them.

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

Date:    May 13, 2003                 DRYCLEAN USA, Inc.


                                      By:       /s/ Venerando J. Indelicato
                                               --------------------------------
                                               Venerando J. Indelicato,
                                               Treasurer and Chief Financial
                                               Officer

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


Date:    May 13, 2003                  /s/ Michael S. Steiner
                                      ------------------------------------------
                                      Michael S. Steiner,
                                      President and Principal Executive Officer

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

Date:    May 13, 2003                    /s/ Venerando J. Indelicato
                                        ----------------------------------------
                                        Venerando J. Indelicato,
                                        Treasurer and Chief Financial
                                        Officer

                                  Exhibit Index

99.01    Certification of Principal Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02    Certification of Principal Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.