Form 10KSB
period 2003-06-30
DRYCLEAN USA INC
filed 2003-09-30
CIK 65312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission file number 0-9040

                               DRYCLEAN USA, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                    11-2014231
-----------------------------------------             --------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

  290 N.E. 68th Street, Miami, Florida                         33138
-----------------------------------------             --------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: 305-754-4551

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.025 par value

Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Company's revenues from continuing operations for its fiscal year ended June 30, 2003 were $14,317,448.

         The aggregate market value as at September 23, 2003 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $3,945,000 calculated on the basis of the mean between the high and low sales prices of the Company's Common Stock on the American Stock Exchange on that date. Such market value excludes shares owned by all executive officers and directors (and their spouses); this should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's Common Stock as at September 23, 2003 was 6,996,450.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's Proxy Statement relating to its 2003 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 14 in Part III of this Report.

         Transitional Small Business Disclosure Format   Yes [  ]   No  [X]

                           FORWARD LOOKING STATEMENTS

         Certain statements in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as "may," "should," "seek," "believe," "expect," anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company's customers are located; industry conditions and trends, including supply and demand; changes in business strategies or development plans; the availability, terms and deployment of debt and equity capital; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the equipment purchased by the Company; relative values of the United States currency to currencies in the countries in which the Company's customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; and the Company's ability to successfully introduce, market and sell at acceptable profit margins its new Green Jet(R) dry-wetcleaning(TM) machine and Multi-Jet(TM) dry cleaning machine. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS.
         -----------------------

GENERAL
-------

         The Company was incorporated under the laws of the State of Delaware on June 30, 1963 under the name Metro-Tel Corp. Until November 1, 1999, when Steiner-Atlantic Corp. ("Steiner") was merged with and into, and therefore became, a wholly-owned subsidiary of the Company (the "Merger"), the Company's principal business was the manufacture and sale of telephone test and customer premise equipment utilized by telephone and telephone interconnect companies in the installation and maintenance of telephone equipment through its Metro-Tel telecommunications segment (the "Metro-Tel segment"). Since the Merger, the Company's principal business has been as a supplier of commercial and industrial dry cleaning equipment, laundry equipment and steam boilers and related activities. To reflect the change in the Company's principal business, the Company changed its name to DRYCLEAN USA, Inc. on November 7, 1999.

         Effective July 31, 2002, the Company sold substantially all of the operating assets (principally inventory, equipment and intangible assets, including tradenames) of the Metro-Tel segment to an unaffiliated third party. The Company retained all of the cash, accounts receivable and liabilities of the Metro-Tel segment. The sales price was $800,000, of which $250,000 was paid in cash on August 2, 2002 and the remaining $550,000 is evidenced by the purchaser's promissory note that bears interest at the prevailing prime rate plus 1% per annum and is payable in 42 equal monthly installments commencing October 1, 2002. Transaction costs to the Company aggregated approximately $40,000. In March 2003 the purchaser prepaid $50,000 of the principal amount of the outstanding promissory note, which was applied to the last installments to become due. Payment and performance of the promissory note is guaranteed by two companies affiliated with the purchaser and the three principal shareholders of purchaser and the affiliated companies, and is collateralized by substantially all of the operating assets of the purchaser and the affiliated companies. The Company has agreed to subordinate payment of the promissory note, the obligations of the affiliated companies under their guarantees and the collateral granted by the purchaser and the affiliated companies to the obligations of the purchaser and the affiliated companies to two bank lenders, subject to the Company's right to receive installment payments under the promissory note as long as the purchaser and the affiliated companies are not in default of their obligations to the applicable lender. The Company agreed to a three-year covenant not to compete with the purchaser. The Company had determined to sell the Metro-Tel segment in light of the segment's telecommunications business being unrelated to the Company's core business, the reduction in revenues and increasing losses that the Metro-Tel segment had been experiencing and to enable the Company to devote its resources to its larger and profitable core business activities in the dry cleaning and laundry equipment industry, including its Green Jet(R) dry-wetcleaning(TM) machine. As a result of the determination to sell the Metro-Tel segment, the operations of the Metro-Tel segment are reflected in the financial statements included in this Report as a discontinued operation and are not discussed in detail in this Report as the Company is no longer engaged in that business.

         The Company, through Steiner, supplies commercial and industrial dry cleaning equipment, laundry equipment and steam boilers in the United States, the Caribbean and Latin American markets. This aspect of the Company's business services includes:

         o selling its own lines of laundry and dry cleaning machines under its Aero-Tech(R)and Green Jet(R)brand names;

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

         In March 1999, the Company formed a subsidiary, Steiner-Atlantic Brokerage Corp. ("Steiner Brokerage"), to act as a business broker to assist others seeking to buy or sell existing dry cleaning stores and coin laundry businesses. Some of the Company's existing customers have become Steiner Brokerage clients, utilizing the Company's staff and ability to assist them in the sale of their businesses and associated real property.

         In July 1999, the Company, through its DRYCLEAN USA LICENSE CORP. subsidiary, acquired certain assets of DRYCLEAN USA Franchise Company ("DRYCLEAN USA Franchise"), including, among other things, the worldwide rights to the name DRYCLEAN USA, along with existing franchise and license agreements. DRYCLEAN USA is one of the largest franchise and license operations in the dry cleaning industry, currently consisting of over 400 franchised and licensed locations in the United States, the Caribbean and Latin America. The Company intends to increase the number of existing franchisees and licensees of DRYCLEAN USA through proven sales and advertising methods.

         In February 2001, the Company formed DRYCLEAN USA Development Corp. ("DRYCLEAN USA Development") as a new subsidiary to develop new turn-key dry cleaning establishments for resale to third parties.

         Product Lines. The Company offers a broad line of commercial and industrial laundry and dry cleaning equipment and steam boilers, as well as a comprehensive parts and accessories inventory. The Company's commercial and industrial laundry equipment features washers and dryers, including coin-operated machines, boilers, water reuse and heat reclamation systems, flatwork ironers and automatic folders. The Company's dry cleaning equipment includes commercial dry cleaning machines sold primarily under the Aero-Tech(R) and Green Jet(R) names, garment presses, finishing equipment, and sorting and storage conveyors.

         In December 2001, the Company began shipping its environmentally friendly Green Jet(R) dry-wetcleaning(TM) machine. This new machine not only cleans garments efficiently, but it also eliminates the use of perchloroethylene
(Perc) in the dry cleaning process, thereby eliminating the health and environmental concerns that Perc poses to our customers and their landlords. It also alleviates flammability, odor and cost issues inherent in alternative solvents and cleaning processes. Patents have been applied for to protect this innovative approach to garment cleaning. In August 2003, the Company introduced its Multi-Jet(TM) dry cleaning machine which can use a number of environmentally safe solvents and will replace certain existing products.

         The Company's products are positioned and priced to appeal to customers in each of the high-end, mid-range and value priced markets. The Company's products are offered under a wide range of price points to address the needs of a diverse customer base. Suggested prices for most of the Company's products range from approximately $5,000 to $50,000. The Company's products afford the Company's customers a "one-stop shop" for commercial and industrial laundry and dry cleaning machines, boilers and accessories. By providing "one-stop"
shopping, the Company believes it is better able to attract and support potential customers who can choose from the Company's broad product line. Product sales accounted for approximately 94% of fiscal year 2003 revenues.

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

         In addition, the Company, under the name DRYCLEAN USA, currently franchises and licenses over 400 retail drycleaning stores in the United States, the Caribbean and Latin America, making it one of the largest retail drycleaning license and franchise operations in the dry cleaning industry. During fiscal 2003, the Company's license and franchise segment contributed approximately 2.4% of the Company's revenues from continuing operations and 12.9% of operating income from continuing operations.

         Through its Steiner Brokerage subsidiary, the Company acts as a business broker to assist others seeking to buy or sell existing dry cleaning and laundry businesses. Some of the Company's existing customers have become Steiner Brokerage clients, utilizing the Company's staff and ability to assist them in the sale of their businesses and associated real property. This business contributed 1.3% of revenue from continuing operations during fiscal 2003.

         The Company, through its DRYCLEAN USA Development subsidiary, develops new turn-key dry cleaning establishments for resale to third parties. During fiscal 2003, DRYCLEAN USA Development contributed under 1% of revenues from continuing operations.

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

         Additionally, the Company's Aero-Tech(R) machines are sold through distributors and dealers throughout the United States, the Caribbean, Latin America and Europe. The Company is in the process of developing distributor relationships in North America and Europe for the distribution of its Green Jet(R) dry-wetcleaning(TM) machine and its Multi-Jet(TM) dryclean machine. To date, it has entered into distributorship arrangements for the Company's Green Jet(R) dry-wetcleaning(TM) machines with approximately 12 distributors in North America.

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

         Customers and Markets. The Company's customer base consists of approximately 500 customers in the United States, the Caribbean and Latin America, including independent and franchise dry cleaning stores and chains, hotels, motels, hospitals, cruise lines, nursing homes, government institutions and distributors. No customer accounted for more than 10% of the Company's revenues during the years ended June 30, 2003 or June 30, 2002.

         Sources of Supply. The Company purchases laundry and dry cleaning machines, boilers and other products from a number of manufacturers, none of which accounted for more than 20% of the Company's purchases for the years ended June 30, 2003 or June 30, 2002. The Green Jet(R) dry-wetcleaning(TM) machines are currently manufactured exclusively for the Company by one manufacturer in the United States. Substantially all of the Company's dry cleaning equipment sold under the Aero-Tech(R) label is currently manufactured exclusively for the Company by two manufacturers in Italy. The Company has established long-standing relationships with these manufacturers. The Company's management believes these supplier relationships provide the Company with a substantial competitive advantage, including exclusivity in certain products and areas and favorable prices and terms. Therefore, the loss of one of these vendor relationships could adversely affect the Company's business. Historically, the Company has not experienced difficulty in purchasing desired products from its suppliers and believes it has good working relationships with its suppliers.

         The Company has a formal contract with a few of its equipment manufacturers and relies on its long-standing relationship with its other suppliers. The Company collaborates in the design and closely monitors the quality of the manufactured product. The Company must place its orders with its United States manufacturer of the Green Jet(R) dry-wetcleaning(TM) machine and with its Italian manufacturer of its Aero-Tech(R) dry cleaning machines prior to the time the Company has received all of its orders. However, because of the Company's close working relationship with its manufacturers, the Company can usually adjust orders rapidly and efficiently to reflect a change in customer demands. The Company believes that if, for any reason its arrangement with these manufacturers were to cease, or in the event the cost of these products were to be adversely affected, it will be able to have these products manufactured by other suppliers.

         Under its arrangement with the Italian manufacturer, the Company purchases dry cleaning machines in Euros. The Company's current bank revolving credit facility includes a $250,000 foreign exchange subfacility for the purpose of enabling the Company to mitigate its currency exposure in connection with its import activities through spot foreign exchange and forward exchange contracts.

         Imports into the United States are also affected by the cost of transportation, the imposition of import duties and increased competition from greater production demands abroad. The United States and Italy may, from time to time, impose new quotas, duties, tariffs or other restrictions or adjust prevailing quotas, duties or tariff levels, which could affect the Company's margins on its Aero-Tech(R) machines. United States customs duties presently are less than 1% of invoice cost for the Company's imported dry cleaning machines.

         Competition. The commercial and industrial laundry and dry cleaning equipment distribution business is highly competitive and fragmented with over 100 full-line or partial-line equipment distributors in the United States. The Company's management believes that no one distributor has a major share of the market and that substantially all distributors are independently owned and, with the exception of several regional distributors, operate primarily in local markets. Competition is based on price, product quality, delivery and support services provided by the distributor to the customer. In South Florida, the Company's principal domestic market, the Company's primary competition is derived from two full-line distributors which operate out of the Miami area. In the export market, the Company competes with several distributors and anticipates increased competition as the export market grows. On a national level, the Company competes with over a dozen manufacturers of dry cleaning equipment whose products are distributed nationally. The Company competes by offering an extensive product selection, value-added services, such as product inspection and quality assurance, a toll-free customer support line, reliability, warehouse location, price, competitive special features and, with respect to certain products, exclusivity.

         As a franchisor/licensor of retail dry cleaning stores, DRYCLEAN USA competes with several other franchisors and turn-key suppliers of dry cleaning stores primarily on the basis of trademark recognition and reputation. As a broker in the purchase and sale of retail dry cleaning stores and coin laundry businesses, Steiner Brokerage competes with business brokers generally, as well as with other professionals with contacts in the retail dry cleaning and coin laundry business. Competition in this latter area is primarily based on reputation, advertising and, to a lesser degree, on the level of fees charged.

RESEARCH AND DEVELOPMENT
------------------------

         The Company has designed and introduced its new Green Jet(R) dry-wetcleaning(TM) and Multi-Jet(TM) drycleaning machines and continues to improve these products. The amounts of research and development expenses for the years ended June 30, 2003 and 2002 were $44,009 and $31,499.

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

         The Company believes its Aero-Tech(R) and Green Jet(R) machines exceed the environmental regulations set by safety and environmental regulatory agencies.

         The Company does not believe that compliance with Federal, state and local environmental and other laws and regulations which have been adopted have had, or will have, a material effect on its capital expenditures, earnings or competitive position.

         The Company is also subject to Federal Trade Commission (the "FTC") regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws require the Company to, among other things, furnish to prospective franchisees a franchise offering circular containing prescribed information. Certain states in the United States require separate filings in order to offer and sell franchises in those states. The Company is presently registered in four of those states. The Company believes that it is in compliance in all material respects with these laws.

EMPLOYEES
---------

         The Company currently employs 32 employees on a full-time basis, of whom three serve in executive management capacities, 11 are engaged in sales and marketing, 11 are administrative and clerical personnel, and seven serve as warehouse support. None of the Company's employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are satisfactory.

FOREIGN AND GOVERNMENT SALES
----------------------------

         Export sales of the Company's laundry and dry cleaning business were approximately $2,596,000 and $2,081,000 during the years ended June 30, 2003 and June 30, 2002, respectively, and were made principally to Latin America and the Caribbean. See "Customers and Markets".

         All of the Company's export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company's customers are located.

ITEM 2.  DESCRIPTION OF PROPERTIES.
         -------------------------

         The Company's executive offices and the main distribution center for its products are housed in three leased adjacent facilities totaling approximately 45,000 square feet in Miami, Florida. The Company believes its facilities are adequate for its present and anticipated future needs. The following table sets forth certain information concerning the leases at these facilities:

                                       Approximate
              Facility                   Sq. Ft.                    Expiration
              --------                   -------                    ----------

         Miami, Florida (1)                 27,000               October 2004
         Miami, Florida                      8,000               March 2004 (2)
         Miami, Florida                     10,000               December 2005
______________

(1) Leased from William K. Steiner, a director of the Company. The lease includes an option to renew the lease for a ten-year term at a rent to be agreed upon by the parties.
(2)  In addition, the Company has two separate two-year renewal options.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

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

                                            HIGH                  LOW
                                            ----                  ---

         Fiscal 2002
         -----------
         First Quarter                      $  .85                $  .50
         Second Quarter                        .60                   .42
         Third Quarter                         .99                   .50
         Fourth Quarter                        .89                   .55

         Fiscal 2003
         -----------
         First Quarter                      $  .65                $  .35
         Second Quarter                        .62                   .31
         Third Quarter                         .97                   .55
         Fourth Quarter                        .79                   .57

         As of September 16, 2003 there were approximately 494 holders of record of the Company's Common Stock.

         No dividends have been paid on the Company's Common Stock during either of the last two fiscal years. However, on September 26, 2003, the Company's Board of Directors declared a dividend of $.05 per share, payable on October 31, 2003 to holders of the Company's Common Stock of record on October 17, 2003. The Company is a party to a Loan and Security Agreement with a commercial bank, which, among other things, provides that the Company may declare or pay dividends only to the extent that the dividend payment would not reasonably likely result in a failure by the Company to maintain specified consolidated debt service or short-term debt to equity ratios.

         The following table sets forth certain information, as at June 30, 2003, with respect to the Company's equity compensation plans:

                                                                                             NUMBER OF SECURITIES
                                    NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE       REMAINING AVAILABLE FOR
                                     ISSUED UPON EXERCISE OF       EXERCISE PRICE OF           FUTURE ISSUANCE
                                       OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,           UNDER EQUITY
        PLAN CATEGORY                  WARRANTS AND RIGHTS        WARRANTS AND RIGHTS         COMPENSATION PLANS
        -------------                  -------------------        -------------------         ------------------

Equity   compensation   plans
approved by security holders..                   439,000 (a)             $1.02                      560,000 (b)

Equity   compensation   plans
not   approved   by  security
holders.......................                        -0-                   --                           -0-
                                   -----------------------------------------------------------------------------------
  Total......................                    439,000                 $1.02                      560,000
                                   ============================= ======================= =============================

(a) Includes 399,000 and 40,000 shares subject to options granted under the Company's 1991 Stock Option Plan under which no future options may be granted and the Company's 1994 Non-Employee Director Stock Option Plan (the "1994 Plan"), respectively.

(b) Includes 500,000 shares available for future grant under the Company's 2000 Stock Option Plan (the "2000 Plan"), which permits the grant of options to employees and directors of, and consultants to, the Company, and 60,000 shares available for grant to future non-employee directors under the 1994 Plan. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the 2000 and 1994 Plans will again be available for the grant of options under the applicable plan.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         ---------------------------------------------------------

GENERAL
-------

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto which appear in Item 7 of this Report.

         Effective July 31, 2002, the Company sold substantially all of the operating assets (principally inventory, equipment and intangible assets, including tradenames) of its Metro Tel segment to an unaffiliated third party. A provision of $555,000 for the estimated loss on the sale was established in the Company's financial statements for the year ended June 30, 2002. As discussed below, for the year ended June 30, 2003, the Company recorded a net gain of $57,659 as a result of the settlement of liabilities associated with the discontinued operation. The results of operations of the Company's Metro Tel segment are not discussed in detail below as they have been classified as discontinued operations. The following discussion relates primarily to the Company's continuing operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         For the year ended June 30, 2003, cash increased by $349,784 compared to an increase of $888,445 for the year ended June 30, 2002.

         In fiscal 2003, operating activities provided net cash of $787,620, compared to $1,251,708 in fiscal 2002. Net earnings from continuing operations ($546,134), together with non-cash expenses for depreciation and amortization ($114,941), a provision for bad debts ($126,210), and a decrease in deferred income taxes ($102,154) produced an aggregate of $889,439 of cash in fiscal 2003. Changes in operating assets and liabilities used cash of $101,819. The principal uses of cash during fiscal 2003 were caused by a reduction of accounts payable and accrued expenses by $577,086 as fiscal 2002 year end levels were higher than at the end of fiscal 2003 due principally to the accrual of expenses related to the sale of the Metro Tel segment toward the end of fiscal 2002 and lower inventory purchases toward the end of fiscal 2003, and a result of a reduction in customer deposits by $204,280. These were partially offset by cash provided by reductions in the level of inventories ($341,534) due to the lower level of inventory purchases toward the end of fiscal 2003, accounts and notes receivable ($18,172) and other assets ($16,537), the collection of refundable income taxes ($225,167) and an increase in income taxes payable ($78,137). The level of inventory and accounts and notes receivable vary in the normal course of business.

         Cash provided by operating activities in fiscal 2002 was $1,251,708. Continuing operations provided $1,162,701 of the net cash. In generating cash from operations, the Company's net income from continuing operations of $479,978 was supplemented by $113,102 of non-cash expenses for depreciation and amortization and partially offset by deferred taxes of $167,098. Changes in operating assets and liabilities contributed $746,144 to net cash due to a decrease of $489,989 in accounts, notes and lease receivables resulting primarily from decreased sales and an improvement in the collection of receivables and a $261,660 increase in accounts payable and accrued expenses resulting primarily from accrued expenses of the discontinued Metro Tel segment.

         Discontinued operations in fiscal 2003 represents the non-cash gain on the settlement of liabilities of the Metro Tel segment discussed in "General," above, net of taxes. In fiscal 2002, these discontinued operations provided cash of $89,007.

         Investment activities provided cash of $362,164 for the fiscal year ended June 30, 2003, principally as a result of $210,000 provided by the net proceeds from the sale of the Company's Metro Tel segment and $180,952 from payments received, including a $50,000 prepayment, on a note received as a portion of the sales price. Capital expenditures for equipment purchases used cash of $15,634 and $13,154 was used for patent costs. Net cash used by investing activities in fiscal 2002 was $243. Equipment purchases used $97,969 of cash and patent expenditures used cash of $16,769. These were substantially offset by $114,495 provided by the collection of a related party receivable.

         In fiscal 2003, financing activities used cash of $800,000 for monthly payments on the Company's term loan ($266,667) and, on May 7, 2003, to prepay the balance of that loan ($533,333). Financing activities in fiscal 2002 used cash of $363,020 to make payments on the Company's term loan ($360,000) and for the purchase of Company common stock ($3,020).

         On October 11, 2002, the Company received an extension, until October 30, 2003, of its existing $2,250,000 revolving line of credit facility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain inventories and 50% of other eligible inventories. As of June 30, 2003 the Company had no outstanding borrowings under the line of credit. The Company believes it can negotiate an extension of this, or a new line of credit facility, by October 30, 2003.

         On September 26, 2003, The Company's Board of Directors declared a $.05 per share annual dividend (or an aggregate of approximately $350,000) payable on October 31, 2003 to shareholders of record on October 17, 2003.

         The Company believes that its present cash position and cash it expects to generate from operations will be sufficient to meet its operational needs.

OFF-BALANCE SHEET FINANCING
---------------------------

         The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

RESULTS OF OPERATIONS
---------------------

         Revenues from continuing operations for the fiscal year ended June, 30, 2003 increased by $28,944 (.2%) over fiscal 2002. Sales of commercial and industrial laundry and dry cleaning equipment increased by $92,179 (.7%), mostly due to increases in parts sales of 3% and boiler sales of 4.1%, which offset a 5% decrease in the sales of dry cleaning equipment. Export sales improved by 24.7% in fiscal 2003 over fiscal 2002, which offset a decline in sales to the domestic market due to the sluggish economy.

         Revenues from the Company's license and franchise segment decreased by $3,985 (1.2%) with a decrease in initial license fee income offset, in part, by an increase in royalty income.

         Cost of goods sold expressed as a percentage of net sales improved to 72.1% in fiscal 2003 from 72.5% in fiscal 2002, primarily due to the relative mix of products sold in each period.

         Selling, general and administrative expenses decreased by $50,806 (1.3%) in fiscal 2003 from fiscal 2002 principally as a result of reductions in advertising and exhibit expenses ($53,842), commissions ($29,671), supplies and utilities ($25,479) and professional fees ($34,138), net of increased bad debts of $126,210 due principally to the economy in Latin America.

         Research and development expenses increased by $12,510 (39.7%) in fiscal 2003 over fiscal 2002. The increase was due to the continuing development of the Company's Green-Jet(R) dry-wetcleaning(TM) machine and the Company's new Multi-Jet(TM) dry cleaning machine, the latter of which was introduced at an industry show in August 2003.

         Interest income increased by $17,878 (164.8%), primarily due to interest earned on a note received by the Company as part of the consideration for the sale of the Metro Tel segment in July 2002.

         Interest expense decreased by $29,393 (54.5%) as a result of lower average outstanding debt during the year and the prepayment of the balance of the loan in May 2003.

         The provision for income taxes on continuing operations increased by $39,010 (13.2%) due primarily to the increase in earnings from continuing operations. The effective tax rate applicable to the Company's pre-tax income from continuing operations was 38% for both fiscal 2003 and fiscal 2002. See
Note 4 to the Consolidated Financial Statements for further information concerning the provision for income taxes.

         Discontinued operations provided a non-cash gain of $57,659, net of taxes, for fiscal year 2003, as a result of the settlement of estimated liabilities accrued in fiscal 2002 for the sale of the assets of the Company's Metro Tel segment to an unaffiliated third party effective July 31, 2002. Savings were realized principally in lease termination expenses and other transaction costs.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         Securities and Exchange Commission Financial Reporting Release No. 60 encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company's financial statements:

         REVENUE RECOGNITION AND ACCOUNTS AND NOTES RECEIVABLE

         Sales of products are generally recorded as they are shipped. Commissions and development fees are recorded when earned, generally when the services are performed. Individual franchise arrangements include a license and provide for payment of initial fees, as well as continuing service fees. Initial franchise fees are generally recorded upon the opening of the franchised store, which is evidenced by a certificate from the franchisee, indicating that such store has opened, and collectibility is reasonably assured. Continuing services fees represent regular contractual payments received for the use of the "Dryclean USA" marks, which are recognized as revenue when earned, generally on a straight line basis.

         Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent dryclean and laundry stores. Note receivable represents the amounts due from the sale of the telecommunications business. The Company performs continuing credit evaluations of its customers' financial condition and depending on the term of credit, the amount of the credit granted and management's past history with a customer, the Company may require the debtor to pledge the purchased equipment as collateral for the receivable. Senior management reviews accounts and notes receivable on a regular basis to determine if any such amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The Company's non-trade notes receivable are collateralized by the assets sold and are subject to personal guarantees by the principals of the debtor. All payments on such notes are current. Based on the information available to management, it believes the Company's allowance for doubtful accounts as of June 30, 2003 and 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

         FRANCHISE LICENSE TRADEMARK AND OTHER INTANGIBLE ASSETS

         The franchise license, trademark, patents and trade name are stated at cost less accumulated amortization. Those assets are amortized on a straight-line basis over the estimated future periods to be benefited (10-15 years). The patents are amortized over the shorter of the patents' useful life or legal life from the date such patents are granted. The Company reviews the recoverability of intangible assets based primarily upon an analysis of undiscounted cash flows from the intangible assets. In the event the expected future net cash flows should become less than the carrying amount of the assets, an impairment loss will be recorded in the period such determination is made based on the fair value of the related assets.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this Statement states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The primary effect to the Company's financial statements would be in the timing of accounting recognition of potential future exit activities. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The Statement amends the transition provisions of SFAS No. 123 for companies that choose to adopt the fair value based method of accounting for stock based employee compensation. The Statement does not amend the provisions of SFAS No. 123, which allow for entities to continue to apply the intrinsic value-based method prescribed in APB No. 25, "Accounting for Stock Issued to Employees", however, it does amend some of the disclosure requirements regardless of the method used to account for stock-based employee compensation.

         During April 2003, the FASB issued SFAS No. 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of then-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, it is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 prospectively as proscribed.

         During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity or in a separate category between debt and equity in a balance sheet. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The Company does not participate in such transactions however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 150 within the proscribed time.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.
5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annul financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December
31, 2002 and did not have a material effect on the Company's financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is evaluating the effects, if any, the adoption of FIN 46 may have on the Company's consolidated financial position, liquidity, or results of operations.

ITEM 7.  FINANCIAL STATEMENTS.
         --------------------

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                      Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants                        17

Consolidated Balance Sheets at June 30, 2003 and 2002                     18

Consolidated Statements of Operations for the years ended
   June 30, 2003 and 2002                                                 19

Consolidated Statements of Shareholders' Equity for the years ended
   June 30, 2003 and 2002                                                 20

Consolidated Statements of Cash Flows for the years ended
   June 30, 2003 and 2002                                                 21

Summary of Accounting Policies                                            22

Notes to Consolidated Financial Statements                                27

Report of Independent Certified Public Accountants

Board of Directors and Shareholders
DRYCLEAN USA, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of DRYCLEAN USA, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DRYCLEAN USA, Inc. and subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Miami, Florida                                                  BDO Seidman, LLP
September 10, 2003

                                                                       DRYCLEAN USA, Inc. and Subsidiaries

                                                                               Consolidated Balance Sheets


June 30,                                                                    2003              2002
-----------------------------------------------------------------------------------------------------------

ASSETS (Note 5)

CURRENT ASSETS

   Cash and cash equivalents                                        $        1,614,141  $     1,264,357
   Accounts  and trade notes  receivable,  net of  allowance  for
doubtful                                                                     1,382,386        1,542,691
     accounts of $205,000 and $130,000, respectively
   Lease receivables (Note 2)                                                   53,894           37,290
   Inventories                                                               2,576,938        2,918,472
   Refundable income taxes                                                           -          225,167
   Deferred income taxes (Note 4)                                              118,525          240,351
   Current assets of discontinued operations (Note 12)                               -          745,000
   Note receivable-current (Note 12)                                           157,143                -
   Other current assets                                                        169,094          185,631
------------------------------------------------------------------------------------------------------------
Total current assets                                                         6,072,121        7,158,959

LEASE RECEIVABLES - due after one year (Note 2)                                      -              681

NOTE RECEIVABLE, LESS CURRENT PORTION (NOTE 12)                                211,905                -


EQUIPMENT AND IMPROVEMENTS, net (Note 3)                                       233,767          274,124

FRANCHISE, TRADEMARKS AND OTHER INTANGIBLE ASSETS, net
   (Note 1)                                                                    409,308          455,104

DEFERRED INCOME TAXES (Note 4)                                                  28,541            8,869

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (NOTE 12)                              -           15,000
------------------------------------------------------------------------------------------------------------

                                                                    $        6,955,642  $     7,912,737
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued expenses                            $        1,066,860  $     1,736,393
   Income taxes payable                                                        112,925                -
   Customer deposits and other                                                 335,206          539,486
   Current portion of term loan (Note 5)                                             -          320,000
-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                    1,514,991        2,595,879
TERM LOAN, less current portion (Note 5)                                             -          480,000
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                            1,514,991        3,075,879
-----------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 6, 8 and 9)
-----------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (Note 11) Common stock, $0.025 par value:

     Authorized shares - 15,000,000;  7,027,500  shares issued
       and outstanding, including shares held in treasury                      175,688          175,688
   Additional paid-in capital                                                2,048,570        2,048,570
   Retained earnings                                                         3,219,413        2,615,620
   Treasury stock, 31,050  shares at cost                                       (3,020)          (3,020)
-----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                   5,440,651        4,836,858
-----------------------------------------------------------------------------------------------------------
                                                                    $        6,955,642  $     7,912,737
===========================================================================================================
             See accompanying summary of accounting policies and notes to consolidated financial statements

                                                                      DRYCLEAN USA, Inc. and Subsidiaries

                                                                    Consolidated Statements of Operations

Year ended June 30,                                                              2003            2002
---------------------------------------------------------------------------------------------------------

REVENUES:

    Net sales                                                           $  13,413,145   $  13,330,158
    Development fees, franchise and license fees, commissions
       and other                                                              904,303         958,346
---------------------------------------------------------------------------------------------------------

Total                                                                      14,317,448      14,288,504
---------------------------------------------------------------------------------------------------------

COST OF SALES                                                               9,676,975       9,667,630
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Notes 8 and 9)                3,720,404       3,771,210
RESEARCH AND DEVELOPMENT EXPENSES                                              44,009          31,499
---------------------------------------------------------------------------------------------------------

Total                                                                      13,441,388      13,470,339
---------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                              876,060         818,165
---------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):

    Interest income                                                            28,725          10,847
    Interest expense                                                          (24,562)        (53,955)
---------------------------------------------------------------------------------------------------------

Earnings from continuing operations before income taxes                       880,223         775,057
Provision for income taxes (Note 4)                                           334,089         295,079
---------------------------------------------------------------------------------------------------------

EARNINGS FROM CONTINUING OPERATIONS                                           546,134         479,978

Loss from  discontinued  operations,  net of income tax  benefit of $0
and  $127,787, respectively (Note 12)                                               -        (204,992)
Estimated gain (loss) on disposal of discontinued  operations,  net of
income tax expense  (benefit) of ($34,788) and $347,358,  respectively         57,659        (554,996)
(Note 12)
---------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations                                     57,659        (759,988)
---------------------------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                                                     $     603,793   $    (280,010)
=========================================================================================================

Earnings per share from continuing operations, basic                    $         .08   $         .07
Earnings (loss) per share from discontinued operations,  net of taxes,            .01            (.11)
basic

=========================================================================================================
Net earnings (loss) per share, basic (Note 10)                          $         .09   $        (.04)
=========================================================================================================

Earnings per share from continuing operations, diluted                  $         .08   $         .07
Earnings (loss) per share from discontinued operations,  net of taxes,            .01            (.11)
diluted

=========================================================================================================
Net earnings (loss) per share, diluted (Note 10)                        $         .09   $        (.04)
=========================================================================================================

Weighted average number of shares of
    common stock outstanding:
       Basic                                                                6,996,450       6,996,813
       Diluted                                                              6,996,450       6,997,342
=========================================================================================================
           See accompanying summary of accounting policies and notes to consolidated financial statements


                                                                                          DRYCLEAN USA, Inc. and Subsidiaries

                                                                               Consolidated Statements of Shareholders' Equity

                                                            Additional
                                          COMMON STOCK        Paid-in        Treasury Stock
                                       --------------------              -----------------------   Retained
                                        Shares     Amount     Capital      SHARES     COST         Earnings       Total

------------------------------------------------------------------------------------------------------------------------------
Balance at July 1, 2001                7,027,500 $ 175,688 $ 2,048,570      26,250  $      -     $ 2,895,630    $  5,119,888

   Treasury stock repurchases                 -          -           -       4,800    (3,020)              -          (3,020)

   Net loss                                   -          -           -           -         -        (280,010)       (280,010)
------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2002               7,027,500   175,688   2,048,570      31,050    (3,020)      2,615,620       4,836,858


   Net earnings                               -          -           -           -         -         603,793        603,793
------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2003               7,027,500 $ 175,688 $ 2,048,570      31,050  $ (3,020)    $ 3,219,413   $  5,440,651
==============================================================================================================================
                                See accompanying summary of accounting policies and notes to consolidated financial statements

                                                                           DRYCLEAN USA, Inc. and Subsidiaries

                                                                         Consolidated Statements of Cash Flows

YEAR ENDED JUNE 30,                                                                 2003                2002
--------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:

   Net earnings from continuing operations                                 $     546,134       $     479,978
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                             114,941             113,102
       Bad debt (recovery) expense                                               126,210              (9,425)
       Provision for deferred income taxes                                       102,154            (167,098)
       (Increase) decrease in operating assets:
         Accounts, notes and lease receivables                                    18,172             498,989
         Inventories                                                             341,534                (311)
         Refundable income taxes                                                 225,167              32,196
         Other current assets                                                     16,537             (12,578)
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                                  (577,086)            261,660
         Income taxes payable                                                     78,137                   -
         Customer deposits and other                                            (204,280)            (33,812)
--------------------------------------------------------------------------------------------------------------

Net cash provided by continuing operations                                       787,620           1,162,701
--------------------------------------------------------------------------------------------------------------

Net income (loss) from discontinued operations                                    57,659            (759,988)
   Adjustments:

       Estimated (gain) loss on disposal of assets                               (92,447)            902,354
       Decrease (increase) in net operating assets                                34,788             (53,359)
--------------------------------------------------------------------------------------------------------------

Net cash provided by discontinued operations                                           -              89,007
--------------------------------------------------------------------------------------------------------------

Cash provided by operating activities                                            787,620           1,251,708
--------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Net proceeds upon disposal of business                                        210,000                   -
   Payments received on note receivable                                          180,952                   -
   Capital expenditures                                                          (15,634)            (97,969)
   Collection of related party receivable                                              -             114,495
   Patent expenditures                                                           (13,154)            (16,769)
--------------------------------------------------------------------------------------------------------------

Net cash provided by (used) in investing activities                              362,164                (243)
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

   Payments on term loan                                                        (800,000)           (360,000)
   Acquisition of treasury stock                                                       -              (3,020)
--------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                           (800,000)           (363,020)
--------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                        349,784             888,445
Cash and cash equivalents at beginning of year                                 1,264,357             375,912
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                   $   1,614,141       $   1,264,357
==============================================================================================================

Supplemental Information:
   Cash paid for:
     Interest                                                              $      24,562       $      53,955
     Income taxes                                                                 24,000             171,000
==============================================================================================================
                See accompanying summary of accounting policies and notes to consolidated financial statements


                                             DRYCLEAN USA, Inc. and Subsidiaries

                                                  Summary of Accounting Policies

        NATURE OF BUSINESS    DRYCLEAN USA, Inc. and subsidiaries (collectively,
                              the  "Company")  sell  commercial  and  industrial
                              laundry and dry  cleaning  equipment,  boilers and
                              replacement   parts;   sell  individual  and  area
                              franchises under the DRYCLEAN USA name; and act as a business broker in connection with the purchase and sale of retail dry cleaning stores and coin laundries.

                              The Company primarily sells to customers located in the United States, the Caribbean and Latin America.

        PRINCIPLES OF         The accompanying consolidated financial statements
        CONSOLIDATION         include the accounts of DRYCLEAN USA, Inc. and its
                              wholly-owned      subsidiaries.       Intercompany
                              transactions and balances have been eliminated in consolidation.


        REVENUE RECOGNITION   Sales of products are  generally  recorded as they
                              are shipped. Shipping, delivering and handling fee
                              income of approximately  $118,000 and $121,000 for
                              the   years   ended   June  30,   2003  and  2002,
                              respectively,  are  included as other  revenues in
                              the consolidated  financial statements.  Shipping,
                              delivering and handling costs are included in cost
                              of sales.  Commissions  and  development  fees are
                              recorded   when   earned.   Individual   franchise
                              arrangements include a license and provide for the payment of initial fees, as well as continuing royalty fees. Initial franchise fees are generally recorded upon the opening of the franchise store.
                              Continuing royalty fees are recorded when earned.

        ACCOUNTS  AND NOTES   Accounts and trade notes  receivable  are customer
        RECEIVABLE            obligations  due under  normal  trade  terms.  The
                              Company   sells   its   products    primarily   to
                              independent  dryclean  and  laundry  stores.  Note
                              receivable  represents  the  amounts  due from the
                              sale  of  the   telecommunications   segment.  The
                              Company performs  continuing credit evaluations of
                              its customers'  financial  condition and depending
                              on the terms of  credit,  the amount of the credit
                              granted and management's  history with a customer,
                              the Company may require the customer to pledge the
                              purchased   equipment   as   collateral   for  the
                              receivable. Senior management reviews accounts and
                              notes  receivable  on a regular basis to determine
                              if  any   such   amounts   will   potentially   be
                              uncollectible.  The Company  includes any balances
                              that are  determined  to be  uncollectible,  along
                              with a general reserve,  in its overall  allowance
                              for  doubtful  accounts.  After  all  attempts  to
                              collect a receivable  have failed,  the receivable
                              is  written  off.  The  Company's  non-trade  note
                              receivable  is  collateralized  by the assets sold
                              and are  subject  to  personal  guarantees  by the
                              principals  of the  debtor.  All  payments on such
                              notes  are  current.   Based  on  the  information
                              available,   management   believes  the  Company's
                              allowance  for  doubtful  accounts  as of June 30,
                              2003  and  2002  is  adequate.   However,   actual
                              write-offs might exceed the recorded allowance.

        INVENTORIES           Inventories  consist principally of finished goods
                              and are valued at the lower of cost or market determined on the first-in first-out method.

        EQUIPMENT,            Property  and   equipment   are  stated  at  cost.
        IMPROVEMENTS  AND     Depreciation  and  amortization  are calculated on
        DEPRECIATION          accelerated and  straight-line  methods over lives
                              of five to seven years for furniture and equipment
                              and  the   life  of  the   lease   for   leasehold
                              improvements  for  both  financial  reporting  and
                              income  tax   purposes,   except  that   leasehold
                              improvements are amortized over 31 years for income tax purposes.

        ASSET IMPAIRMENTS     The  Company  accounts  for  long-lived  assets in
                              accordance  with the  provisions  of the Financial
                              Accounting  Standards Board ("FASB")  Statement of
                              Financial  Accounting  Standard  ("SFAS") No. 144,
                              "Accounting  for the  Impairment  or  Disposal  of
                              Long-Lived  Assets".  This statement requires that
                              long-lived   assets   and   certain   identifiable
                              intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

        INCOME TAXES          The  Company  utilizes  the  asset  and  liability
                              method  wherein  deferred taxes are recognized for
                              differences   between    consolidated    financial
                              statement and income tax bases of assets and liabilities.

        CASH EQUIVALENTS      Cash   equivalents   include  all  highly   liquid
                              investments with original maturities of three months or less.

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

        STOCK BASED           SFAS   No.   123,   Accounting   for   Stock-Based
        COMPENSATION          Compensation,  requires the Company to provide pro
                              forma information  regarding net income (loss) and
                              net  income  (loss)  per share as if  compensation
                              cost  for the  Company's  stock  options  had been
                              determined in accordance with the fair value based
                              method  prescribed  in SFAS No.  123.  The Company
                              estimates  the fair value of each stock  option at
                              the  grant   date  by  using   the   Black-Scholes
                              option-pricing    model    with   the    following
                              weighted-average  assumptions  used for  grants in
                              fiscal  year  2002:  no  dividend  yield; expected
                              volatility  of 95%;  risk-free  interest  rates of
                              approximately 4.2%, and expected lives of 5 years.
                              No options were granted in fiscal year 2003. Based
                              on  these   assumptions,   under  the   accounting
                              provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been as follows:

                                 Year ended June 30,                                          2003         2002
                                 ---------------------------------------------------------------------------------

                                 Earnings from  continuing operations, as reported     $   546,134    $ 479,978
                                 Less:  Total  stock-based  employee   compensation
                                 expense  determined  under fair value based method
                                 for all awards                                            (14,377)     (25,624)
                                 ---------------------------------------------------------------------------------
                                 Pro forma earnings from continuing operations         $   531,757    $ 454,354
                                 =================================================================================

                                 Net income (loss), as reported                        $   603,793    $ (280,010)
                                 Less:  Total  stock-based  employee   compensation
                                 expense  determined  under fair value based method
                                 for all awards                                            (14,377)     (25,624)
                                 ---------------------------------------------------------------------------------
                                 Pro forma net income (loss)                           $   589,416    $(305,634)
                                 =================================================================================

                                 Earnings  per  common  share  from   continuing
                                 operations:

                                     Basic                              As reported    $       .08    $     .07
                                                                          Pro forma            .08          .06
                                     Diluted                            As reported            .08          .07
                                                                          Pro forma            .08          .06
                                 =================================================================================

                                 Net income (loss) per common share:
                                     Basic                              As reported    $       .09    $    (.04)
                                                                          Pro forma            .08         (.04)
                                     Diluted                            As reported            .09         (.04)
                                                                          Pro forma            .08         (.04)
                                 ---------------------------------------------------------------------------------

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

        ADVERTISING COSTS     The Company expenses the cost of advertising as of
                              the  first  date  the  advertisement  is run.  The
                              Company   expensed   approximately   $179,000  and
                              $218,000 of advertising  costs for the years ended
                              June 30, 2003 and 2002, respectively.

        FAIR VALUE OF
        FINANCIAL INSTRUMENTS The  Company's   financial   instruments   consist
                              principally of cash and cashequivalents, accounts receivable, lease receivables, notes receivable, accounts payable and accrued expenses and debt. Due to their relatively short-term nature or variable rates, the carrying amounts of such financial instruments, as reflected in the accompanying consolidated balance sheets, approximate their estimated fair value. Their estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

        FRANCHISE LICENSE, Franchise license, trademark, and other intangible TRADEMARK AND OTHER assets are stated at cost less accumulated
        INTANGIBLE ASSETS     amortization.  These  assets  are  amortized  on a
                              straight-line basis over the estimated future periods to be benefited (10-

                              15 years). Patents are amortized over the shorter of the patents' useful life or legal life from the date such patents are granted. The Company reviews the recoverability of intangible assets based primarily upon an analysis of undiscounted cash flows expected to be generated from the acquired assets. In the event the expected future net cash flows should become less than the carrying amount of the assets, an impairment loss will be recorded in the period such determination is made based on the fair value of the related assets.

        NEW ACCOUNTING        In June 2002,  the FASB issued  Statement No. 146,
        PRONOUNCEMENTS        Accounting  for  Costs  Associated  with  Exit  or
                              Disposal  Activities.  This Statement requires the
                              recognition  of a liability for a cost  associated
                              with  an  exit  or  disposal   activity  when  the
                              liability is incurred  versus the date the Company
                              commits  to  an  exit  plan.  In  addition,   this
                              Statement states the liability should be initially measured at fair value. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The primary effect to the Company's financial statements would be in the timing of accounting recognition of potential future exit activities. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

                              In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The Statement amends the transition provisions of SFAS No. 123 for companies that choose to adopt the fair value based method of accounting for stock based employee compensation. The Statement does not amend the provisions of SFAS No. 123, which allow for entities to continue to apply the intrinsic value-based method prescribed in APB No. 25, "Accounting for Stock Issued to Employees",
                              however, it does amend some of the disclosure requirements regardless of the method used to account for stock-based employee compensation.

                              During April 2003, the FASB issued SFAS No. 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively.

                              The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of then-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, it is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 prospectively as proscribed.

                              During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity or in a separate category between debt and equity in a balance sheet. Some of the provisions of this
                              Statement are consistent with the current definition of liabilities in FASB Concepts
                              Statement No. 6, "Elements of Financial Statements". The Company does not participate in such transactions however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 150 within the proscribed time.

                              In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No.
                              34.   This   Interpretation   elaborates   on  the
                              disclosures to be made by a guarantor in its interim and annul financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements.

                              In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is evaluating the effects, if any, the adoption of FIN 46 may have on the Company's consolidated financial position, liquidity, or results of operations.

1.      INTANGIBLE ASSETS     Franchise,  trademark and other intangible  assets
                              consist of the following:

                              ---------------------------------------------------------------------------------
                                                                     Estimated
                                                                   Useful Lives       JUNE 30,      June 30,
                                                                    (in years)           2003          2002
                              ---------------------------------------------------------------------------------
                              Franchise license agreements                  10    $   529,500   $   529,500
                              Trademarks, patents and trade
                              name                                       10-15        105,944        93,910
                              ---------------------------------------------------------------------------------
                                                                                      635,444       623,410
                              Less accumulated amortization                          (226,136)     (168,306)
                              ---------------------------------------------------------------------------------
                                                                                  $   409,308   $   455,104
                              =================================================================================

2.      LEASE  RECEIVABLES    Lease  receivables  result from customer leases of
                              equipment  under  arrangements  which  qualify  as
                              sales-type  leases.  At June 30,  2003  and  2002,
                              future lease  payments,  net of deferred  interest
                              ($3,212 and $4,685 at June 30, 2003 and 2002), due
                              under  these   leases   amounted  to  $53,894  and
                              $37,971, respectively.

3.      EQUIPMENT AND         Major  classes  of  equipment   and   improvements
        IMPROVEMENTS          consist of the following:


                              June 30,                                                 2003              2002
                              ---------------------------------------------------------------------------------
                              Furniture and equipment                        $      670,262    $      646,501
                              Leasehold improvements                                322,514           330,877
                              ---------------------------------------------------------------------------------
                                                                                    992,776           977,378
                              Less accumulated depreciation and
                                  amortization                                     (759,009)         (703,254)
                              ---------------------------------------------------------------------------------
                                                                             $      233,767    $      274,124
                              =================================================================================

                              Depreciation and amortization of equipment and improvements amounted to $55,991 and $55,723 for the years ended June 30, 2003 and 2002, respectively.

4.      INCOME TAXES          Income   taxes    (benefit)    included   in   the
                              consolidated   statements   of  operations  is  as
                              follows:

                              Year ended June 30,                                        2003              2002
                              -----------------------------------------------------------------------------------

                              Continuing operations                            $      334,089    $      295,079
                              Discontinued operations                                       -          (127,787)
                              Income (loss) on sale of discontinued
                              operations                                               34,788          (347,358)
                              -----------------------------------------------------------------------------------
                                                                               $      368,877    $     (180,066)
                              ===================================================================================

                              The following are the components of income taxes (benefit):

                              Year ended June 30,                                     2003                2002
                              -----------------------------------------------------------------------------------
                              Current
                                  Federal                               $          227,828    $        (11,721)
                                  State                                             38,895              (1,247)
                              -----------------------------------------------------------------------------------
                                                                                   266,723             (12,968)
                              -----------------------------------------------------------------------------------
                              Deferred
                                  Federal                                           87,134            (150,979)
                                  State                                             15,020             (16,119)
                              -----------------------------------------------------------------------------------
                                                                                   102,154            (167,098)
                              -----------------------------------------------------------------------------------
                                                                        $          368,877    $       (180,066)
                              ===================================================================================

                              The reconciliation of income tax expense computed at the Federal statutory tax rate of 34% to income taxes (benefit) is as follows:

                              Year ended June 30,                            2003                2002
                              ---------------------------------------------------------------------------
                              Tax at the statutory rate             $     330,708        $   (166,317)

                              State income taxes,
                                 net of federal benefit                    35,584             (11,462)
                              Other                                         2,585              (2,287)
                              ---------------------------------------------------------------------------

                                                                    $     368,877        $   (180,066)
                              ===========================================================================

                              Deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes. Significant components of the Company's current and noncurrent deferred tax assets and liabilities are as follows:

                              Year ended June 30,                                      2003             2002
                              ---------------------------------------------------------------------------------
                              Current deferred tax asset (liability):
                                  Allowance for doubtful accounts             $      77,142    $      48,919
                                  Inventory capitalization                           47,454           65,318
                                  Loss on sale of assets                                753          133,929
                                  Other                                              (6,824)          (7,815)
                              ---------------------------------------------------------------------------------
                                                                                    118,525          240,351
                              ---------------------------------------------------------------------------------

                              Noncurrent deferred tax asset (liability):
                                  Depreciation                                       (5,075)         (18,680)
                                  Amortization                                       33,616           27,549
                              ---------------------------------------------------------------------------------
                                                                                     28,541            8,869
                              ---------------------------------------------------------------------------------
                              Total net deferred income taxes                 $     147,066    $     249,220
                              ---------------------------------------------------------------------------------

5.      CREDIT AGREEMENT      In December 2001, the Company  entered into a bank
        AND TERM LOAN         loan  agreement  with a facility  consisting  of a
                              term  loan  of  $960,000  and a  revolving  credit
                              facility of  $2,250,000,  including  a  $1,000,000
                              letter of credit  subfacility and $250,000 foreign
                              exchange subfacility.  Revolving credit borrowings
                              are limited by a borrowing base of 60% of eligible
                              accounts receivable and 60% of certain, and 50% of
                              other, eligible inventories.  Borrowings under the
                              term loan facility and revolving  credit  facility
                              bear  interest  at  2.65%  and  2.50%  per  annum,
                              respectively,  above  the  Adjusted  LIBOR  Market
                              Index Rate, are guaranteed by all of the Company's
                              subsidiaries    and    are    collateralized    by
                              substantially   all  of  the   Company's  and  its
                              subsidiaries'   assets.  At  June  30,  2002,  the
                              Company owed $800,000, under the term loan. In May
                              2003,  the Company  pre-paid the then  outstanding
                              balance ($533,333) of its term loan and no amounts
                              are  outstanding  at June 30, 2003.  The revolving
                              credit facility  matures October 30, 2003. At June
                              30,  2003  and  2002,  there  were no  outstanding
                              borrowings  under  the  line of  credit.  The loan
                              agreement requires maintenance of certain earnings
                              based  and other  financial  ratios  and  contains
                              other  restrictive  covenants.  The loan agreement
                              also contains  limitations  on the extent to which
                              the  Company  and  its   subsidiaries   may  incur
                              additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments.

6.      RELATED PARTY         At  June  30,  2001,  $114,495,  net  of  $100,000
        TRANSACTIONS          allowance  for  doubtful  accounts,  was  due  the
                              Company from an entity controlled by one of the principal shareholders of the Company. During the year ended June 30, 2002, the full $114,495 was collected.

                              The Company leases warehouse and office space from a principal shareholder of the Company under an operating lease which expires in October 2004.
                              Annual rental commitments under this lease approximate $83,200. The lease is renewable for a ten-year term at an amount to be agreed upon by the parties.

7.      CONCENTRATIONS OF     The Company  places its excess  cash in  overnight
        CREDIT  RISK          deposits with a large national bank. Concentration
                              of  credit  risk with  respect  to trade and lease
                              receivables  is  limited  due to a large  customer
                              base.  Trade and lease  receivables  are generally
                              collateralized   with  equipment  sold.  The  note
                              receivable  is  collateralized  by the assets sold
                              and   subject  to  personal   guarantees   by  the
                              principals of the debtor.

                              From time to time, the Company purchases inventory from manufacturers in Europe, as a result, the Company is exposed to foreign currency risk in Europe. To mitigate such risk, the Company may enter into foreign exchange forward contracts to reduce its risk to foreign exchange losses associated with commitments to purchase equipment denominated in Euros. The Company does not designate such contracts as hedges and accordingly, all changes in fair value associated with its forward contracts are recorded in cost of sales. At June 30, 2003 and 2002, the Company had no outstanding commitments to purchase foreign currency.

8.      COMMITMENTS           In  addition  to the  warehouse  and office  space
                              leased from a principal  shareholder (see Note 6),
                              the  Company  leases  two  additional  office  and
                              warehouse  spaces under operating  leases expiring
                              in March 2004 and  December  2005.  As of June 30,
                              2003,  the  Company is also  obligated  under five
                              leases  for  future  dry   cleaning   stores  that
                              aggregate $144,000 to $149,000 in annual base rent per year for the next five years. The Company anticipates assigning such leases to dry cleaning franchisees or other customers when the leased facilities are available for occupancy.

                              Minimum  future rental  commitments  for leases in
                              effect   at  June  30,   2003   approximates   the
                              following:

                              Years ending June 30,
                              --------------------------------------------------------------------------------
                              2004                                                        $        283,000
                              2005                                                                 208,000
                              2006                                                                 164,000
                              2007                                                                 148,000
                              2008                                                                 149,000
                              --------------------------------------------------------------------------------

                              Rent expense aggregated $153,841 and $151,196 for the years ended June 2003 and 2002, respectively.

                              As of June 30, 2003 the Company had an outstanding letter of credit to an Italian manufacturer in the amount of $134,400, due July 25, 2003 for the purchase of inventory. The commitment was honored on schedule.

                              The Company, through its manufacturers, provides parts warranties for products sold. These warranties are the responsibility of the manufacturer, as such, warranty related expenses are insignificant to the consolidated financial statements.

9.      DEFERRED              The   Company   has   a   participatory   deferred
        COMPENSATION          compensation  plan  wherein  it  matches  employee
        PLAN                  contributions  up to 1% of an eligible  employee's
                              yearly compensation.

                              Employees are eligible to participate in the plan after three months of service. The Company contributed approximately $10,000 to the Plan in each of 2003 and 2002. The plan is tax deferred under Section 401(k) of the Internal Revenue Code.

10.  EARNINGS PER SHARE       The  following  reconciles  the  components of the
                              earnings per share computation:

                              YEAR ENDED JUNE 30,                                                       2003
                              ---------------------------------------------------------------------------------
                                                                                                         PER
                                                                          INCOME         SHARES        SHARE
                                                                     (NUMERATOR)  (DENOMINATOR)       AMOUNT
                              ---------------------------------------------------------------------------------
                              Earnings from continuing operations   $    546,134      6,996,450     $    .08

                              Effect of dilutive securities:
                                  Stock options                                -              -            -
                              ---------------------------------------------------------------------------------

                              Net earnings plus assumed dilution    $    546,134      6,996,450     $    .08
                              ---------------------------------------------------------------------------------

                              YEAR ENDED JUNE 30,                                                       2002
                              ---------------------------------------------------------------------------------

                                                                                                         PER
                                                                          INCOME         SHARES        SHARE
                                                                     (NUMERATOR)  (DENOMINATOR)       AMOUNT
                              ---------------------------------------------------------------------------------
                              Earnings from continuing operations   $    479,978      6,996,813     $    .07

                              Effect of dilutive securities:
                                  Stock options                                -            529            -
                              ---------------------------------------------------------------------------------
                              Net earnings plus assumed dilution    $    479,978      6,997,342     $    .07
                              ---------------------------------------------------------------------------------

                              There were outstanding stock options to purchase 439,000 and 497,750, shares of the Company's common stock outstanding at June 30, 2003 and 2002, respectively, that were excluded in the computation of earnings per share for such years because the exercise prices of the options were at least the average market price of the Company's common stock for that year.

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

                              The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options to employees and directors. Under APB Opinion No. 25, because the exercise price of the stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost has been recognized. No options have been granted to consultants.

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

                              Generally, options granted to date have been exercisable, on a cumulative basis, as to one-fourth of the shares covered thereby on the first anniversary of grant and one-fourth on the next three anniversaries of grant. However, in fiscal 2002, the Company granted 25,000 options to two employees, exercisable upon issuance through 2007 at a price of $.56 per share. There were no stock options granted in fiscal 2003. Options granted under the plans terminate upon a merger in which the Company is not the surviving corporation, or in certain events in which Shareholders before the transaction cease to own at least 50% of the combined voting power in the elections of directors of the surviving corporation, the sale of substantially, all of the Company's assets or the liquidation or dissolution of the Company, unless other provision is made by the board of directors.

                              A summary of options under the Company's stock option plans as of June 30, 2003, and changes during the year then ended is presented below:

                                                                                                    WEIGHTED
                                                                                                    AVERAGE
                                                                                                    EXERCISE
                                                                                     SHARES           PRICE
                              --------------------------------------------------------------------------------
                              Outstanding at beginning of year                      522,750       $    1.04
                              Granted                                                     -               -
                              Expired                                               (83,750)           1.05
                              --------------------------------------------------------------------------------
                              Outstanding at end of year                            439,000       $    1.02
                              --------------------------------------------------------------------------------
                              Options exercisable at year-end                       436,500       $    1.02
                              ================================================================================

                              A summary of options under the Company's stock option plans as of June 30, 2002, and changes during the year then ended is presented below:

                                                                                                    WEIGHTED
                                                                                                     AVERAGE
                                                                                                    EXERCISE
                                                                                     SHARES            PRICE
                              --------------------------------------------------------------------------------
                              Outstanding at beginning of year                      594,750       $    1.09
                              Granted                                                25,000             .56
                              Expired                                               (97,000)           1.22
                              --------------------------------------------------------------------------------

                              Outstanding at end of year                            522,750       $    1.04
                              --------------------------------------------------------------------------------

                              Options exercisable at year-end                       400,812       $    1.03
                              ================================================================================
                              Weighted average fair value options granted
                              during the year                                     $     .45
                              --------------------------------------------------------------------------------

                              The following table summarizes information about stock option plan and non-plan options outstanding at June 30, 2003:

                                                               Weighted
                                                  Number        Average      Weighted        Number    Weighted
                                  Range of   Outstanding      Remaining      Average    Exercisable    Average
                                  Exercise            at    Contractual      Exercise            at    Exercise
                                    Prices       6/30/03           Life        Price        6/30/03      Price
                              -----------------------------------------------------------------------------------
                                $ .91-$1.00$     419,000      .33 years    $    1.00        419,000  $    1.00
                                $     2.00 $      20,000      1.5 years    $    2.00         17,500  $    2.00
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

                              The sale, to an unaffiliated purchaser, closed July 31, 2002. The purchase price was $800,000 less $40,000 in estimated transactions costs, consisting of $250,000 in cash and a $550,000 promissory note, bearing interest at prime + 1%, (5% at June 30, 2003) and payable monthly over 42 months commencing October 1, 2002. The promissory note is guaranteed by certain companies affiliated with the purchaser and the purchaser's and the affiliates' principal shareholders and is collateralized by the operating assets of the purchaser and the affiliated companies. The Company has agreed to subordinate payment of the promissory note, obligations of the affiliated companies of the purchaser under their guarantees and the collateral granted by the purchaser and the affiliated companies to the obligation of the purchaser and the affiliated companies to two bank lenders. The purchaser prepaid $50,000 of the note in 2003. As of June 30, 2003, there was $369,048
                              due  the  Company   under  this  note.   Principal
                              payments on this note are scheduled to be collected as follows:

                              Years ending June 30,
                              -------------------------------------------------
                              2004                                    $ 157,143
                              2005                                      157,143
                              2006                                       54,762
                              --------------------------------------------------
                                                                      $ 369,048
                              ==================================================

                              The Company retained all of the segment's accounts receivable, cash and liabilities existing at the time of closing and agreed to a three-year covenant not to compete with the purchaser.

                              In connection with the sale, the Company accrued costs, including estimated lease termination costs, aggregating approximately $184,000 at June 30, 2003. Additionally, the Company recorded a provision of $718,000 to reduce the carrying value of assets sold to their estimated net realizable value at June 30, 2002. The estimated loss on sale of the discontinued operation, net of income tax benefit, recorded as of June 30, 2002 was $555,000.

                              During the year ended June 30, 2003 the Company settled certain of these estimated costs, including lease termination fees and professional fees for amounts less than previously estimated.
                              Accordingly, the Company recognized a gain on disposal of approximately $58,000, net of taxes in fiscal 2003.

                              Net  assets   and   operating   results   for  the
                              discontinued   operations  are   approximately  as
                              follows:

                              June 30,                                                2003           2002
                              -------------------------------------------------------------------------------
                              Inventory                                        $          -  $     745,000
                              Property and equipment, net                                 -         10,000
                              Intangible asset, net                                       -          5,000
                              -------------------------------------------------------------------------------

                              Net assets of discontinued operations            $          -  $     760,000
                              -------------------------------------------------------------------------------

                              June 30,                                                2003           2002
                              --------------------------------------------------------------------------------

                              Revenues                                         $     55,000  $   1,648,000
                              Expenses                                              (55,000)    (1,981,000)
                              Income tax benefit                                          -        128,000
                              ================================================================================

                              (Loss) from discontinued operations              $          -  $    (205,000)
                              --------------------------------------------------------------------------------


13.      SEGMENT INFORMATION  The  Company's  reportable  segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

                              Steiner-Atlantic Corp., Steiner-Atlantic Brokerage
                              Corp.   and   DRYCLEAN  USA   Development   Corp.,
                              wholly-owned subsidiaries of the

                              Company, comprise the commercial and industrial laundry and dry cleaning equipment segment.
                              Steiner-Atlantic Corp. is a supplier of dry cleaning equipment, industrial laundry equipment and steam boilers to customers in the United States, the Caribbean and Latin American markets. Steiner-Atlantic Brokerage Corp. acts as a business broker to assist others seeking to buy or sell existing dry cleaning and coin laundry businesses. DRYCLEAN USA Development Corp. develops turn-key dry cleaning establishments for resale to third parties.

                              DRYCLEAN USA License Corp. is the license and franchise operations segment.

                              The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

                              Financial information for the Company's business segments is as follows:

                              Year ended June 30,                                           2003            2002
                              ------------------------------------------------------------------------------------
                              Revenues:
                                 Commercial and industrial laundry and dry
                                   cleaning equipment                            $    13,980,780  $   13,947,851
                                 License and franchise operations                        336,668         340,653
                              ------------------------------------------------------------------------------------
                              Total revenues                                     $    14,317,448  $   14,288,504
                              ====================================================================================
                              Operating income (loss):
                                 Commercial and industrial laundry
                                   and dry cleaning equipment                    $     1,013,611  $      869,397
                                License and franchise operations                         112,893         157,668
                                Corporate                                               (250,444)       (208,900)
                              ------------------------------------------------------------------------------------
                              Total operating income                             $       876,060  $      818,165
                              ------------------------------------------------------------------------------------
                              Identifiable assets:
                                 Commercial and industrial laundry
                                   and dry cleaning equipment                    $     5,498,438  $    5,585,225
                                 License and franchise operations                        759,750         789,179
                                 Corporate                                               737,454         778,333
                                 Assets of discontinued operations                             -         760,000
                              ------------------------------------------------------------------------------------
                              Total assets                                       $     6,995,642  $    7,912,737
                              ====================================================================================

                              For the years ended June 30, 2003 and 2002, export revenues, principally to the Caribbean and Latin America, aggregated approximately $2,720,000 and $2,206,000, respectively of which, approximately $2,596,000 and $2,081,000 for years ended June 30,
                              2003 and 2002, respectively, related to the commercial and industrial laundry and dry cleaning equipment segment. All such sales are denominated in U.S. Dollars and accordingly the Company is not exposed to risks of foreign currency fluctuations as a result of such sales.

                              No single customer accounted for more than 10% of the Company's revenues in 2003 and 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.
        -----------------------------------

       Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.
         -----------------------

         As of the end of the period covered by this report, management of the Company, with the participation of the Company's President and principal executive officer and the Company's principal financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure.

         During the period covered by this Report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
        -------------------------------------------------

         The following information is presented with respect to the background of each of the directors and executive officers of the Company:

         Michael S. Steiner, 47, has been President and Chief Executive Officer of the Company since the effectiveness of the Merger on November 1, 1998 and of Steiner since 1988. Mr. Steiner has been a director of the Company since the effectiveness of the Merger on November 1, 1998.

         William K. Steiner, 73, has been Chairman of the Board of Steiner since he founded Steiner in 1960. Mr. Steiner has been a director of the Company since the effectiveness of the Merger on November 1, 1998.

         Venerando J. Indelicato, 70, was President of the Company from December 1967 until the effectiveness of the Merger on November 1, 1998 and has been Treasurer and Chief Financial Officer of the Company since December 1969.

         Lloyd Frank, 78, has been a member of the law firm of Jenkens & Gilchrist Parker Chapin LLP and its predecessor since 1977. Mr. Frank has been a director of the Company since 1977. The Company retained Jenkens & Gilchrist Parker Chapin LLP during the Company's last fiscal year and is retaining that firm during the Company's current fiscal year. Mr. Frank is also a director of Park Electrochemical Corp. and Volt Information Sciences, Inc.

         David Blyer, 43, has served as a director of the Company since the effectiveness of the Merger on November 1, 1998. Mr. Blyer was Chief Executive Officer and President of Vento Software, a developer of software for specialized business applications, from 1994, when he co-founded that company, until mid-2002. Since that time, Mr. Blyer has been an independent consultant.

         Alan M. Grunspan, 43, has served as a director of the Company since May 1999. Mr. Grunspan has been a member of the law firm of Kaufman Dickstein & Grunspan P. A. since 1991. The Company has retained Kaufman Dickstein & Grunspan
P. A. during the Company's last fiscal year and is retaining that firm during the Company's current fiscal year.

         Stuart Wagner, 71, has served as a director of the Company since the effectiveness of the Merger on November 1, 1998. Mr. Wagner has been a consultant for Diversitech Corp. since 1997. From 1975 to 1997, Mr. Wagner served as President of Wagner Products Corp., a manufacturer and distributor of products in the HVAC industry, a company which he founded.

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

         The following information is presented with respect to the background of each person who is not an executive officer but who is expected to continue to make a significant contribution to the Company:

         Osvaldo Rubio, 40, has served as Vice President and Director of Sales for the Export Department of Steiner since joining Steiner in May 1993.

         Ronald London, 70, has served as Vice President, primarily oversees sales of the retail Dry Cleaning Equipment Department of Steiner since joining Steiner in September 1992.

ITEM 10. EXECUTIVE COMPENSATION.
         ----------------------

         The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS.
         ---------------------------

         The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information, except that the information as to the Company's equity compensation plans, contained in the last paragraph of Item 5, of this Report, is incorporated by reference into this Item 11.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

         The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a)      Exhibits

2(a) Agreement of Merger dated as of July 1, 1998 among the Company, Metro-Tel Acquisition Corp., Steiner-Atlantic Corp., William K. Steiner and Michael S. Steiner. (Exhibit A of the definitive Proxy Statement of the Company filed on October 5, 1998, File No. 0-9040.)

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

4(a)(1)(B)        Letter  agreement dated September 23, 2002 between the Company and First  Union  National  Bank  (Exhibit  4(a)(1)(B)  to the
                  Company's Annual Report on Form 10-KSB for the year ended June
                  30, 2002, File No. 0-0904.).

*4(a)(1)(C)       Letter  agreement  dated  October 11, 2002 between the Company and Wachovia (Exhibit 4.01 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, File
                  No. 0-9040).

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

10(c)(3)+         The  Company's  2000 Stock Option Plan.  (Exhibit  99.1 to the
                  Company's   Registration  Statement  on  Form  S-8,  File  No.
                  333-37582).

21 Subsidiaries of the Company. (Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 0-9040.)

*23               Consent of BDO Seidman, LLP.

*31(a)            Certification  of  principal  executive  officer  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31(b)            Certification  of  principal  financial  officer  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32(a)            Certification  of  Principal  Executive  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b)            Certification  of  Principal  Financial  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

 _______________________

 * Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

 +        Management contract or compensatory plan or arrangement.



              (b) Reports on Form 8-K

         During the quarter ended June 30, 2003, the Company furnished one report on Form 8-K, dated May 14, 2003, reporting under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9, Regulation FD Disclosure (Information is Being Provided Under Item 12). No financial statements were filed with that Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
         --------------------------------------

         The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DRYCLEAN USA, Inc.

Dated: September 29, 2003

                                       By: /s/ Michael S. Steiner
                                           -------------------------------------
                                           Michael S. Steiner
                                           President and Chief Executive Officer

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

Signature                                    Capacity                                    Date
---------                                    --------                                    ----

/s/ Michael S. Steiner                       President,                                  September 29, 2003
---------------------------------            Chief Executive Officer
Michael S. Steiner                           (Principal Executive Officer) and
                                             Director

/s/ William K. Steiner                       Director                                    September 29, 2003
---------------------------------
William K. Steiner

/s/ Venerando J. Indelicato                  Chief Financial Officer                     September 29, 2003
---------------------------------            (Principal Financial and Accounting
Venerando J. Indelicato                      Officer) and Director

/s/ Lloyd Frank                              Director                                    September 29, 2003
---------------------------------
Lloyd Frank

/s/ Alan M. Grunspan                         Director                                    September 29, 2003
---------------------------------
Alan M. Grunspan

/s/ Stuart Wagner                            Director                                    September 29, 2003
---------------------------------
Stuart Wagner

                                             Director
---------------------------------
David Blyer


                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

2(a) Agreement of Merger dated as of July 1, 1998 among the Company, Metro-Tel Acquisition Corp., Steiner-Atlantic Corp., William K. Steiner and Michael S. Steiner. (Exhibit A of the definitive Proxy Statement of the Company filed on October 5, 1998, File No. 0-9040.)

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

4(a)(1)(B)        Letter  agreement dated September 23, 2002 between the Company and First  Union  National  Bank  (Exhibit  4(a)(1)(B)  to the
                  Company's Annual Report on Form 10-KSB for the year ended June
                  30, 2002, File No. 0-0904.).

*4(a)(1)(C)       Letter  agreement  dated  October 11, 2002 between the Company and Wachovia (Exhibit 4.01 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, File
                  No. 0-9040).

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

10(c)(3)+         The  Company's  2000 Stock Option Plan.  (Exhibit  99.1 to the
                  Company's   Registration  Statement  on  Form  S-8,  File  No.
                  333-37582).

21 Subsidiaries of the Company. (Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 0-9040.)

*23               Consent of BDO Seidman, LLP.

*31(a)            Certification  of  principal  executive  officer  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31(b)            Certification  of  principal  financial  officer  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32(a)            Certification  of  Principal  Executive  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b)            Certification  of  Principal  Financial  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

 _______________________

 * Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

 +        Management contract or compensatory plan or arrangement.