Form 10QSB
period 2003-09-30
DRYCLEAN USA INC
filed 2003-11-14
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

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

                                 Not Applicable
                                  (Former name)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 7,014,450 shares outstanding as of November 7, 2003.

         Transitional Small Business Disclosure Format:       Yes       No  X

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------
                                                                                For the three months ended
                                                                                       September 30,
                                                                               2003                     2002
                                                                           (UNAUDITED)               (Unaudited)
---------------------------------------------------------------------------------------------------------------------
Net sales                                                                  $  3,115,281             $  3,590,305
Development fees, franchise and license fees,
   commissions and other income                                                 184,580                  216,770
---------------------------------------------------------------------------------------------------------------------
         Total revenues                                                       3,299,861                3,807,075

Cost of sales                                                                 2,247,725                2,554,866
Selling, general and administrative expenses                                    912,922                  926,731
Research and development expenses                                                 9,550                   12,269
---------------------------------------------------------------------------------------------------------------------
                                                                              3,170,197                3,493,866

Operating income                                                                129,664                  313,209

Interest income                                                                   8,935                    1,160
Interest expense                                                                  -                       (8,723)
---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                    138,599                  305,646
Provision for income taxes                                                       55,440                  122,258
---------------------------------------------------------------------------------------------------------------------
         Net earnings                                                      $     83,159              $   183,388
---------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per share                                       $        .01              $       .03
=====================================================================================================================

Weighted average number of shares:
    of common stock outstanding (Note 2)
         Basic                                                                6,996,450                6,996,450
         Diluted                                                              6,996,450                6,996,450
=====================================================================================================================


DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

---------------------------------------------------------------------------------------------------------------------
                                                                           SEPTEMBER 30,              June 30,
                                                                               2003                     2003
                                                                            (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------

Current Assets
         Cash and cash equivalents                                          $ 1,565,122             $  1,614,141
         Accounts and trade notes receivable, net                             1,370,143                1,382,386
         Inventories                                                          2,827,881                2,576,938
         Note receivable-current                                                157,143                  157,143
         Refundable income taxes                                                  6,635                    -
         Lease receivables                                                       21,864                   53,894
         Deferred income taxes                                                  118,525                  118,525
         Other current assets                                                   206,934                  169,094
---------------------------------------------------------------------------------------------------------------------
                  Total current assets                                        6,274,247                6,072,121

Note receivable, less current portion                                           185,714                  211,905

Equipment and improvements, net                                                 228,792                  233,767
Franchise, trademarks and other
    intangible assets, net                                                      389,887                  409,308
Deferred income taxes                                                            28,541                   28,541
---------------------------------------------------------------------------------------------------------------------
                                                                           $  7,107,181             $  6,955,642
=====================================================================================================================

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND
STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------
                                                                           SEPTEMBER 30,              June 30,
                                                                               2003                     2003
                                                                            (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------

Current Liabilities
         Accounts payable and accrued expenses                             $  1,200,369             $  1,066,860
         Customer deposits and other                                            383,002                  335,206
         Income taxes payable                                                    -                       112,925
         Dividends payable                                                      350,963                        -
---------------------------------------------------------------------------------------------------------------------
                  Total current liabilities                                   1,934,334                1,514,991

---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                             1,934,334                1,514,991

Stockholders' Equity

         Common stock, $.025 par value, 15,000,000
              shares authorized; 7,027,500
              shares issued and outstanding, including shares
              held in treasury                                                  175,688                  175,688
         Additional paid-in capital                                           2,048,570                2,048,570
         Retained earnings                                                    2,951,609                3,219,413
         Treasury stock, 31,050 shares at cost                                   (3,020)                  (3,020)
---------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                    5,172,847                5,440,651
---------------------------------------------------------------------------------------------------------------------
                                                                           $  7,107,181             $  6,955,642
=====================================================================================================================

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
                                                                                For the three months ended
                                                                                       September 30,
                                                                                2003                     2002
                                                                             (UNAUDITED)              (Unaudited)
---------------------------------------------------------------------------------------------------------------------
Operating activities:
     Net earnings                                                           $    83,159               $  183,388
     Adjustments to reconcile net income
         to net cash used by operating activities:
              Depreciation and amortization                                      29,055                   35,721
              Bad debt expense                                                      714                   15,651
              (Increase) decrease in operating assets:
                  Accounts, notes and lease receivables                          43,562                 (126,218)
                  Inventories                                                  (250,943)                 148,412
                  Other current assets                                          (37,840)                  63,266
                  Refundable income taxes                                        (6,635)                 122,258
              Increase (decrease) in operating liabilities:
                  Accounts payable and
                     accrued expenses                                           133,506                 (527,761)
                  Customer deposits and other                                    47,796                     (231)
                  Income taxes payable                                         (112,925)                  -
---------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           (70,551)                 (85,514)
---------------------------------------------------------------------------------------------------------------------

Investing activities:
         Net proceeds from disposal of business                                   -                      210,000
         Capital expenditures, net                                               (2,675)                   -
         Payments received on note receivable                                    26,192                    -
         Patent and trademark expenditures                                       (1,985)                  (8,542)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                        21,532                  201,458
---------------------------------------------------------------------------------------------------------------------
Financing activities:
     Payments on term loan                                                        -                      (80,000)
---------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                             -                      (80,000)
---------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                            (49,019)                  35,944
Cash and cash equivalents at beginning of period                              1,614,141                1,264,357
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $  1,565,122             $  1,300,301
=====================================================================================================================

Supplemental disclosures of cash flow information
     Cash paid during the period for:
         Interest                                                          $          -             $      8,723
         Income taxes                                                      $    175,000             $          -
         Dividends declared and not paid                                   $    350,963             $          -

                               DRYCLEAN USA, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------------

NOTE (1) - GENERAL: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003. The June 30, 2003 balance sheet information, contained herein, was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB as of that date.

NOTE (2) - EARNINGS PER SHARE: There were 439,000 and 522,750 stock options outstanding at September 30, 2003 and September 30, 2002, respectively, that were excluded in the computations of earnings per share for such years because the exercise prices of the options were at least the average market prices of the Company's common stock during these periods.

NOTE (3) - BANK CREDIT FACILITY: On October 22, 2003, the Company received an extension, until October 30, 2004, of its existing $2,250,000 revolving line of credit facility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. As of September 30, 2003, the Company had no outstanding borrowings under the line of credit.

NOTE (4) - CASH DIVIDENDS: On September 26, 2003, the Company's Board of Directors declared a $.05 per share cash dividend (an aggregate of approximately $350,000) which was paid on October 31, 2003 to shareholders of record on October 17, 2003.

NOTE (5) - STOCK OPTIONS: The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard ("FAS") No. 123, Accounting for Stock-Based Compensation, as amended by FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002:

                                                                       For the three months ended
                                                                              September 30,
                                                                      2003                     2002
-----------------------------------------------------------------------------------------------------------
Net earnings, as reported                                                $ 83,159               $ 183,388
Less: Fair value of employee stock compensation                             1,500                   3,500
                                                                  ---------------         ---------------
Pro forma net earnings                                                     81,659                 179,888
                                                                  ===============         ===============
Earning per common share:
     Net income, as reported-Basic and diluted                             $ 0.01                  $ 0.03
     Net income, pro forma-Basic and diluted                               $ 0.01                  $ 0.03

There were no options granted during the three months ended September 30, 2003 and 2002. In October 2003, two employees exercised options to purchase 18,000 shares.

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

Financial information for the Company's business segments is as follows:

                                                                                  For the three months ended
                                                                                         September 30,
---------------------------------------------------------------------------------------------------------------------
                                                                                  2003                   2002
                                                                               (UNAUDITED)           (Unaudited)
---------------------------------------------------------------------------------------------------------------------
Revenues:
   Commercial and industrial laundry and dry cleaning equipment             $       3,183,320      $       3,760,211
   License and franchise operations                                                   116,541                 46,864
---------------------------------------------------------------------------------------------------------------------
Total revenues                                                              $       3,299,861      $       3,807,075
---------------------------------------------------------------------------------------------------------------------
Operating income (loss)
   Commercial and industrial laundry and dry cleaning equipment             $          76,731      $         376,833
   License and franchise operations                                                    93,120                (12,337)
   Corporate                                                                          (40,187)               (51,287)
---------------------------------------------------------------------------------------------------------------------
Total operating income (loss)                                                $        129,664      $         313,209
---------------------------------------------------------------------------------------------------------------------


                                                                              SEPTEMBER 30,              June 30,
                                                                                  2003                     2003
                                                                               (UNAUDITED)

Identifiable assets:
   Commercial and industrial laundry and dry cleaning equipment             $       5,715,892      $       5,458,438
   License and franchise operations                                                   828,036                759,750
   Corporate                                                                          563,253                737,454
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                $       7,107,181      $       6,955,642
====================================================================================================================

NOTE (7) - NEW ACCOUNTING PRONOUNCEMENTS:

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatorily redeemable non controlling (minority) interest which, on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6 "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if (1) the variable interest entity was created before February 1, 2003 and (2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, liquidity or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

Effective July 31, 2002, the Company sold substantially all of the operating assets (principally inventory, equipment and intangible assets, including tradenames) of its Metro-Tel telecommunications segment to an unaffiliated third party. The Company retained all of the cash, accounts receivable and liabilities of the segment. The sales price was $800,000, of which $250,000 was paid in cash on August 2, 2002 and the remaining $550,000 is evidenced by the purchaser's promissory note that bears interest at the prevailing prime rate plus 1% per annum and is payable in 42 equal monthly installments commencing October 1, 2002. In March 2003, the purchaser prepaid $50,000 of the outstanding promissory note, which was applied to the last installments to become due. Payment and performance of the promissory note is guaranteed by two companies affiliated with the purchaser and the three principal shareholders of the purchaser and the affiliated companies, and is collateralized by substantially all of the operating assets of the purchaser and the affiliated companies. The Company has agreed to subordinate payment of the promissory note, the obligations of the affiliated companies under their guarantees and the collateral granted by the purchaser and the affiliated companies to the obligations of the purchaser and the affiliated companies to two bank lenders, subject to the Company's right to receive installment payments under the promissory note as long as the purchaser and the affiliated companies are not in default of their obligations to the applicable lender. The Company agreed to a three-year covenant not to compete with the purchaser.

The following discussion relates to the Company's continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2003, cash decreased by $49,019 compared to an increase of $35,944 for the same period of fiscal 2003.

Operating activities for the three months ended September 30, 2003 used net cash of $70,551. The Company's net earnings ($83,159), together with non-cash expenses for depreciation and amortization ($29,055) and a provision for bad debt ($714) produced an aggregate of $112,928 of cash. However, changes in operating assets and liabilities used cash of $183,479, mostly to support increases in inventories ($250,943), other assets ($37,840) and refundable income taxes ($6,635) and as a result of a decrease in income taxes payable ($112,925). The inventory increase was to take advantage of higher discounts from the Company's vendors and an increase in incoming order activity. Partially offsetting these uses of cash was cash provided by a decrease in accounts, trade notes and lease receivables ($43,562) and an increase in accounts payable and accrued expenses ($133,506) and customer deposits ($47,796)

Operating activities for the three months ended September 30, 2002 used cash of $85,514. Earnings from continuing operations plus non-cash expenses for depreciation and amortization ($35,721) and bad debt expense ($15,651) provided cash of $234,760. However, changes in operating assets and liabilities used cash of $320,274, principally to support an increase in accounts, trade notes and lease receivables ($126,218). In addition, cash of $527,721 was used to reduce accounts payable and accrued expenses. These uses were partially offset by a reduction in inventories ($148,412), refundable income taxes ($122,258) and a decrease in other assets ($63,266).

Investing activities for the three months ended September 30, 2003 provided cash of $21,532, as a result of payments received on a note from the sale of the Company's telecommunication segment ($26,192) offset, in part, by capital expenditures for equipment ($2,675) and patent and trademark expenses ($1,985). For the same period of fiscal 2003, investing activities provided cash of $201,458, principally as a result $210,000 of cash provided from the net proceeds from the sale of the telecommunications segment. The Company did not purchase any equipment during the period, however, it spent $8,542 on patent expenses.

The Company prepaid the remaining balance of its term loan in the fourth quarter of fiscal 2003 and, therefore, was debt free and without financing activities for the three month period ended September 30, 2003. During the first quarter of fiscal 2002, the Company used cash of $80,000 to make monthly payments on its then term loan.

On October 22, 2003, the Company received an extension, until October 30, 2004, of its existing $2,250,000 revolving line of credit facility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. As of September 30, 2003, the Company had no outstanding borrowings under the line of credit.

On September 26, 2003, the Company's Board of Directors declared a $.05 per share cash dividend (an aggregate of approximately $350,000) which was paid on October 31, 2003 to shareholders of record on October 17, 2003.

The Company believes that its present cash position and the cash it expects to generate from operations and cash borrowings available under its $2,250,000 line of credit will be sufficient to meet its presently contemplated operational needs.

OFF-BALANCE SHEET FINANCING

The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

RESULTS OF OPERATIONS

Total revenues for the three month period ended September 30, 2003 decreased by $507,214 (13.3%) from the same period of fiscal 2003. Revenues of the commercial laundry and dry cleaning segment decreased by 15.3% due to a 43.5% reduction of commercial laundry equipment sales when compared to the same fiscal 2003 period which was benefited by the delivery of large shipments at the end of the quarter. This comparative decrease was offset, in part, by increases in coin laundry equipment sales (158.8%) and spare parts (8.5%). Sales of dry cleaning machines declined by 15.6%, primarily due to the sluggish domestic and foreign economies. Revenues of the Company's license and franchise segment increased by $69,677 (148.7%) resulting from increased commissions received as consultants.

Cost of goods sold, expressed as a percentage of net sales, increased to 72.2% for the first three months of fiscal 2004, from 71.2% for the same period of fiscal 2003. The slight decrease in margins can be attributed to the relative mix of products sold. The costs of products remained essentially flat.

Selling, general and administrative expenses decreased by $13,809 (1.5%) for the first quarter of fiscal 2004 from the same period of a year ago. The decrease was mostly attributable to lower bad debt and commission expenses in the license and franchise segment, which offset increases in exhibit and convention and advertising expenses in the commercial laundry and dry cleaning machine segment.

Research and development expenses, which are associated with payroll costs on ongoing projects, decreased by $2,719 (22.2%) for the three month period ended September 30, 2003, when compared to the same period of a year ago.

Interest income increased by $7,775 for the first quarter of fiscal 2004 when compared to the same period of fiscal 2003 due primarily to interest payments under a note received by the Company as part of the consideration for the sale of the Company's telecommunications segment.

There was no interest expense during the first three months of fiscal 2004, as the Company's term loan was prepaid in full in May 2003 and there were no amounts outstanding on the Company's line of credit during the period, making the Company debt free. Interest expense of $8,723 during the first three months of fiscal 2003 related to the Company's then outstanding term loan.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company's results of operations are described in detail in the

Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. In other cases, preparation of the Company's unaudited condensed consolidated financial statements for interim periods requires us to make estimates and assumptions that effect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. There can be no assurance that the actual results will not differ from those estimates.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatorily redeemable non controlling (minority) interest which, on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6 "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if
(1) the variable interest entity was created before February 1, 2003 and (2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN
46. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, liquidity or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

4.01 Letter agreement dated October 22, 2003 between the Company and Wachovia Bank, National Association, formerly named First Union National Bank

31.01 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K:

          During the quarter ended September 30, 2003, the Company furnished one report on Form 8-K, dated September 26, 2003 (date of earliest event reported), reporting under Item 12, Results of Operations and Financial Condition. No financial statements were filed with that Report.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 13, 2003                   DRYCLEAN USA, Inc.

                                     By:   /s/ Venerando J. Indelicato
                                           -------------------------------------
                                           Venerando J. Indelicato,
                                           Treasurer and Chief Financial Officer

                                  Exhibit Index


4.01 Letter agreement dated October 22, 2003 between the Company and Wachovia Bank, National Association, formerly named First Union National Bank

31.01 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.