Form 10QSB
period 2003-12-31
DRYCLEAN USA INC
filed 2004-02-17
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2003

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to

         Commission file number 0-9040

                               DRYCLEAN USA, Inc.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                           11-2014231
State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                    290 N.E. 68 Street, Miami, Florida 33138
                    (Address of principal executive offices)

                                 (305) 754-4551
                           (Issuer's telephone number)

                                 Not Applicable
                                  (Former name)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 7,014,450 shares outstanding as of February 6, 2004.

Transitional Small Business Disclosure Format:       Yes               No  X
                                                         --------         ------

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF  INCOME

                                                For the six months         For the three months
                                                ended December 31,           ended December 31,
                                           -------------------------    -------------------------
                                               2003         2002           2003         2002
                                           -----------   -----------    -----------   -----------
                                                   (Unaudited)                (Unaudited)
Sales                                      $ 7,109,029   $ 6,925,989    $ 3,993,748   $ 3,335,684
Development fees, franchise
   and license fees, commissions
   and other income                            332,143       355,649        147,563       134,281
Total revenues                               7,441,172     7,281,638      4,141,311     3,469,965
Cost of goods sold                           5,149,662     5,066,450      2,901,937     2,511,583
Selling, general and

   administrative expenses                   1,819,762     1,877,835        906,840       946,507
Research and development                        18,875        20,444          9,325         8,175
                                           -----------   -----------    -----------   -----------
Total operating expenses                     6,988,299     6,964,729      3,818,102     3,466,265
Operating income                               452,873       316,909        323,209         3,700
Interest income                                 12,539        12,872          3,604        11,712
Interest expense                                    --       (16,191)            --        (7,468)
Earnings from continuing                       465,412       313,590        326,813         7,944
   operations before taxes
Provision for income taxes                     186,165       125,436        130,725         3,178
                                           -----------   -----------    -----------   -----------
Net earnings from continuing
   operations                              $   279,247   $   188,154    $   196,088   $     4,766
Net reduction in reserve
   associated with sale of
   discontinued operations                          --        39,976             --        39,976
                                           -----------   -----------    -----------   -----------
Net earnings                               $   279,247   $   228,130    $   196,088   $    44,742
                                           ===========   ===========    ===========   ===========


Basic and diluted earnings
   per share from continuing
   operations                              $       .04   $       .03    $       .03   $        --
Basic and diluted
   earnings per share from
   discontinued operations                 $        --   $        --    $        --   $       .01
                                           -----------   -----------    -----------   -----------

Basic and diluted earnings
   per share                               $       .04   $       .03    $       .03   $       .01
                                           ===========   ===========    ===========   ===========

Weighted average number
   of shares outstanding
Basic                                        7,003,983     6,996,450      7,011,515     6,996,450
Diluted                                      7,035,662     6,996,450      7,074,872     6,996,450
                                           ===========   ===========    ===========   ===========
Dividends per share                        $       .05            --    $       .05            --
                                           ===========   ===========    ===========   ===========


            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        December 31, 2003               June 30, 2003
                                                             ----------                    ----------
                                                            (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                    $1,443,507                    $1,614,141
Accounts and trade notes
   receivable, net                                            1,612,142                     1,382,386
Inventories                                                   2,597,327                     2,576,938
Note receivable - current portion                               157,143                       157,143
Lease receivables                                                13,925                        53,894
Deferred income taxes                                           118,525                       118,525
Other assets, net                                               383,374                       169,094
                                                             ----------                    ----------
Total current assets                                          6,325,943                     6,072,121
Note receivable, less current portion                           159,524                       211,905
Equipment and improvements- net                                 216,943                      233,767
Franchise, trademarks and other
   intangible assets, net                                       382,376                       409,308
Deferred income taxes                                            28,541                        28,541
                                                             ----------                    ----------
                                                             $7,113,327                    $6,955,642
                                                             ==========                    ==========


            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                December 31, 2003 June 30, 2003
                                                    -----------    -----------
                                                    (Unaudited)

LIABILITIES AND
SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued
   expenses                                         $ 1,233,038    $ 1,066,860
Customer deposits                                       464,020        335,206
Income taxes payable                                     29,090        112,925
                                                    -----------    -----------
   Total current liabilities                          1,726,148      1,514,991
                                                    -----------    -----------
Total liabilities                                     1,726,148      1,514,991

SHAREHOLDERS' EQUITY

Common stock, $.025 par value;
   15,000,000 shares authorized;
   7,045,500 and 7,027,500
   shares issued and outstanding
   at December 31, 2003 and June 30, 2003,
   respectively, including shares
   held in treasury                                     176,138        175,688
Additional paid-in capital                            2,066,120      2,048,570
Retained earnings                                     3,147,941      3,219,413
Treasury stock, 31,050 shares
   at cost                                               (3,020)        (3,020)
                                                    -----------    -----------
Total shareholders' equity                            5,387,179      5,440,651
                                                    -----------    -----------
                                                    $ 7,113,327    $ 6,955,642
                                                    ===========    ===========



            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six months ended Six months ended
                                                           December 31,   December 31,
                                                               2003           2002
                                                            (Unaudited)    (Unaudited)
                                                            -----------    -----------
Operating activities:
   Net earnings from continuing operations                 $   279,247       $   188,154
Adjustments to reconcile net earnings from continuing
   operations to net cash provided by operating
   activities:

     Bad debt expense                                           10,296            75,651
     Depreciation and amortization                              57,920            64,252
       (Increase) decrease in operating assets:

         Accounts, trade notes and lease receivables          (200,083)          (97,564)
         Inventories                                           (20,389)          123,650
         Other current assets                                 (214,280)           12,870
         Refundable income taxes                                    --           128,086
       Increase (decrease) in:

         Accounts payable and accrued expenses                 166,178          (552,922)
         Customer deposits                                     128,814            72,571
         Income taxes payable                                  (83,835)               --
                                                           -----------       -----------
Net cash provided by operating activities                      123,868            14,748
                                                           -----------       -----------
Discontinued operations:
   Net reduction in reserve associated with
     sale of discontinued operations                                --            39,976
                                                           -----------       -----------
Cash provided by discontinued operations                            --            39,976
                                                           -----------       -----------
Investing activities:                                               --           210,000
   Net proceeds from disposal of business
   Proceeds from note receivable                                52,381            39,286
   Capital expenditures                                        (12,175)               --
   Patent and trademark expenditures                            (1,985           (11,250)
                                                           -----------       -----------
Net cash provided by investing activities                       38,221           238,036
                                                           -----------       -----------
Financing activities
   Payments on term loan                                            --          (160,000)
   Dividend paid                                              (350,723)               --
   Proceeds from exercise of stock options                      18,000                --
                                                           -----------       -----------
Net cash used by financing activities                         (332,723)         (160,000)
                                                           -----------       -----------
Net  (decrease) increase in cash and cash equivalents         (170,634)          132,760
Cash and cash equivalents at beginning of period             1,614,141         1,264,357
                                                           -----------       -----------
Cash and cash equivalents at end of period                 $ 1,443,507       $ 1,397,117
                                                           ===========       ===========
Supplemental information
   Cash paid for interest                                           $-       $    16,191
   Cash paid for income taxes                                  270,000            24,000

            See Notes to Condensed Consolidated Financial Statements

                                DRYCLEAN USA INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) GENERAL: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003. The June 30, 2003 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB as of that date.

NOTE (2) - EARNINGS PER SHARE: Basic and diluted earnings per share for the three and six months ended December 31, 2003 and 2002 are computed as follows:

                                      For the six months ended  For the three months ended
                                          2003         2002         2003        2002
                                       ---------    ---------    ---------    ---------
Basic
Net earnings                          $  279,247   $  228,130   $  196,088   $   44,742
Weighted average shares
   outstanding                         7,003,983    6,996,450    7,011,515    6,996,450
                                       =========    =========    =========    =========
Basic earnings per share              $      .04   $      .03   $      .03   $      .01
                                       =========    =========    =========    =========
Diluted
Net earnings                          $  279,247   $  228,130   $  196,088   $   44,742
Weighted average shares
outstanding                            7,003,983    6,996,450    7,011,515    6,996,450
Plus incremental shares
   from assumed
   exercise of
   Stock options                          31,679           --       63,357           --
                                       =========    =========    =========    =========
Diluted weighted average
   common shares                       7,035,662    6,996,450    7,074,872    6,996,450
                                       =========    =========    =========    =========
Diluted earnings per                                                                  $
   share                              $      .04   $      .03   $      .03          .01
                                       =========    =========    =========    =========

There were 20,000 and 439,000 stock options outstanding at December 31, 2003 and 2002, respectively, that were excluded in the computations of earnings per share for such periods because the exercise prices of the options were at least the average market prices of the Company's common stock during these periods.

NOTE (3) - REVOLVING CREDIT LINE: On October 22, 2003, the Company received an extension, until October 30, 2004, of its existing $2,250,000 revolving line of credit facility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. As of December 31, 2003 the Company had no outstanding borrowings under the line of credit.

NOTE (4) - STOCK OPTIONS: The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard ("FAS") No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002:

                                       For the six months       For the three months
                                        ended December 31,        ended December 31,
                                     ----------------------   ----------------------
                                        2003        2002         2003         2002
Net earnings, as reported            $ 279,247    $ 228,130   $ 196,088    $  44,742
Less: Fair value of employee stock
       compensation                     (3,000)      (7,000)     (1,500)      (3,500)
                                     ---------    ---------   ---------       ------
Pro forma net earnings               $ 276,247    $ 221,130   $ 194,588       41,242
Earnings per common share:
Net income as reported-Basic
   and diluted                       $     .04    $     .03   $     .03    $     .01
Net income, pro forma-Basic
   and diluted                       $     .04    $     .03   $     .03    $     .01

There were no options granted during the six months ended December 31, 2003 and 2002. In October 2003, two employees exercised options to purchase 18,000 shares of the Company's common stock for $1.00 per share. In November 2003, 389,000 stock options expired unexercised.

NOTE (5) - CASH DIVIDENDS: On September 26, 2003, the Company's Board of Directors declared a $.05 per share cash dividend ( an aggregate of $350,723) which was paid on October 31, 2003 to shareholders of record on October 17, 2003.

NOTE (6) - SEGMENT INFORMATION: The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

Financial information for the Company's business segments is as follows:

                                            For the six months          For the three months
                                            ended December 31,           ended December 31,
                                       -----------    -----------    -----------    -----------
                                          2003            2002           2003           2002
                                       -----------    -----------    -----------    -----------
                                              (Unaudited)                   (Unaudited)
Revenues:                              $ 7,264,761    $ 7,161,434    $ 4,081,441    $ 3,396,625
   Commercial and industrial laundry
      and dry cleaning equipment
   License and franchise operations        176,411        120,204         59,870         73,340
                                       -----------    -----------    -----------    -----------
Total revenues                         $ 7,441,172    $ 7,281,638    $ 4,141,311    $ 3,469,965
                                       ===========    ===========    ===========    ===========
Operating Income:                      $   461,629    $   432,288    $   384,898    $    55,462
   Commercial and industrial laundry
      and dry cleaning equipment
   License and franchise operations        117,566         17,487         24,446         29,817
  Corporate                               (126,322)      (132,866)       (86,135)       (81,579)
                                       -----------    -----------    -----------    -----------
Total operating income                 $   452,873    $   316,909    $   323,209    $     3,700
                                       ===========    ===========    ===========    ===========

                                                                December 31, 2003            June 30, 2003
                                                                   ----------                  ----------
                                                                  (Unaudited)
Identifiable assets:
   Commercial and industrial laundry
      and dry cleaning equipment                                   $5,926,796                  $5,458,438
   License and franchise operations                                   603,771                     759,750
   Corporate                                                          582,760                     737,454
                                                                   ----------                  ----------
Total assets                                                       $7,113,327                  $6,955,642
                                                                   ==========                  ==========

NOTE (7) - NEW ACCOUNTING PRONOUNCEMENTS:

  In May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatorily redeemable non-controlling (minority) interest which, on October 29,2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. On October 9, 2003, the FASB issued FASB Staff Position No, FIN 46-6 "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if
(1) the variable interest equity was created before February 1, 2003 and (2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. The adoption of FIN 46 did not have a material impact on the Company's financial position, liquidity, or results of operations.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

Some shipments in the second quarter were originally scheduled for the first quarter of fiscal 2004, but were delayed due to construction site problems. Therefore, it is more meaningful to analyze operating results for the full six-month period rather than by quarters.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2003, cash decreased by $170,634, compared to an increase of $132,760 for the six months period ended December 31, 2002. The primary reason for the change was a cash dividend of $.05 per share, or an aggregate of $350,723, paid in the fiscal 2004 period.

For the first six months of fiscal 2004, operating activities provided cash of $123,868. The Company's net earnings of $279,247, coupled with non-cash expenses for depreciation and amortization of $57,920 provided most of the cash. The provision for bad debts of $10,296 were substantially below the $75,651 allocated for the first six months of fiscal 2003, indicating tighter control over our accounts receivable and an improving economy. Changes in operating assets and liabilities used cash of $223,595. An increase in accounts, trade notes and lease receivables used cash of $200,083 due to heavy shipments in the December period, which also led to a $166,178 increase in accounts payable and accrued expenses to support goods purchased to fill those shipments. Incoming orders were booked at a satisfactory rate as evidenced by an increase in customer deposits of $128,814. Other current assets used cash of $214,280 due to cash deposits advanced to foreign companies for the purchase of parts and equipment.

For the six month period ended December 31, 2002, operating activities provided cash of $14,748. The Company's net earnings from continuing operations of $188,154 and non-cash expenses of $64,252 for depreciation and amortization and a provision for bad debts of $75,651 provided an aggregate of $328,057 of cash. Changes in operating assets and liabilities used cash of $313,309 mostly due to a reduction of $552,922 in accounts payable and accrued expenses, which was offset by $128,086 in refundable income taxes associated with losses from the sale of the telecommunications segment. Cash of $123,650 was provided by a decrease in inventory and $72,571 was provided by increases in customer deposits.

Discontinued operations provided a non-cash gain of $39,976, net after taxes on the settlement of liabilities associated with accruals of transaction costs connected with the sale of Metro-Tel telecommunications segment. These estimated expenses were accrued for in fiscal 2002. Savings were realized principally in rent expenses and professional fees and other transaction costs.

Investing activities for the six months ended December 31, 2003 provided cash of $38,221, as a result of payments received on a note from the sale of the Company's telecommunication segment ($52,381), offset, in part, by $12,175 spent on capital equipment and $1,985 used on patent and trademark legal fees. Net cash provided by investing activities for the first six months of fiscal 2003 was $238,036, principally as a result of $210,000 provided by the net proceeds from the sale of the telecommunications segment and $39,286 from collections on a note issued in conjunction with that sale. These were partially offset by $11,250 used to fund patent work.

Financing activities during the first half of fiscal 2004 used cash of $332,723, principally to pay a $.05 per share cash dividend ($350,723) on October 31, 2003. This was partially offset by the receipt of $18,000 from the exercise of employee stock options in October 2003. During the first six months of fiscal 2003, the Company used $160,000 to pay monthly installments on its then term loan. The Company prepaid the remaining balance of its term loan in the fourth quarter of fiscal 2003.

On October 22, 2003, the Company received an extension, until October 30, 2004, of its existing $2,250,000 revolving line of credit facility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. As of December 31, 2003, the Company had no outstanding borrowings under the line of credit.

On September 26, 2003, the Company's Board of Directors declared a $.05 per share cash dividend (an aggregate of approximately $350,000) payable on October 31, 2003 to shareholders of record on October 17, 2003.

The Company believes that its present cash position and the cash it expects to generate from operations and cash borrowings available under its $2,250,000 line of credit will be sufficient to meet its presently contemplated operational needs.

OFF-BALANCE SHEET FINANCING

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(c) of Regulation S-B.

RESULTS OF OPERATIONS

Total revenues for the six month and three month periods ended December 31, 2003 increased by $159,534 (2.2%) and $671,346 (19.3%), respectively, from the same periods of fiscal 2003.

For the six and three month periods of fiscal 2004, revenues of the commercial laundry and dry cleaning segment increased by $103,327 (1.4%) and $684,816 (20.1%), respectively, from the comparable periods of fiscal 2003. The increases in sales were due primarily to increased parts sales and, to a lesser degree, increased sales of drycleaning equipment. As previously mentioned, some shipments in the second quarter were originally scheduled for the first quarter of fiscal 2004, but were delayed due to construction site problems. Therefore, it is more meaningful to analyze sales for the full six-month period rather than by quarters.

Revenues of the licensing and franchise segment increased by $56,207 (46.8%) for the six month period ended December 31, 2003, but decreased by $13,470 (18.4%) for the second quarter of fiscal 2004 when compared to similar periods of fiscal 2003. The increase for the six month period was mainly due to increased commissions received in the first quarter as consultants. This segment of the Company continues to be negatively impacted by the economic and political conditions in South America where the Company has a number of franchises.

Costs of goods sold, expressed as a percentage of sales, improved to 72.4% for the first six months of fiscal 2004, from 73.2% from the comparable period a year ago. For the second quarter of fiscal 2004, costs of goods sold improved to 72.7% from 75.3%. The improvements in both fiscal 2004 periods was due to the increased sale of coin laundry machines and Green-Jet-(R)-dry-wetcleaning machines, which have a higher margin than most of the Company's other products. Selling prices for both periods remained essentially flat.

Selling, general and administrative expenses decreased by $58,073 (3.1%) and decreased by $39,667 (4.2%) for the six and three month periods, respectively, in fiscal 2004 from the comparable periods of fiscal 2003. For the six month period the Company reduced advertising by $14,242, professional fees by $21,738 and the provision for bad debts by $57,729. The comparable period reduction in professional fees was the result of costs in the fiscal 2003 period attributed to the sale of the telecommunications segment. These reductions were offset by increases in commissions paid ($43,768), exhibits and conventions ($12,959) and bank charges for customer credit card use ($9,337). For the three month period ended December 31, 2003, advertising expenses were reduced by $23,016 and the provision for bad debts was reduced by $57,392. However, the Company increased spending for commissions paid ($10,130) and office expenses ($9,326).

Research and development expenses decreased by $1,569 (7.7%) for the first six months of fiscal 2004, but they increased by $1,150 (14.1%) for the second quarter when compared to similar periods of a year ago. The slight dollar changes reflect consulting expenses in connection with continuing work on the Green Jet-(R)-dry-wetcleaning machine and other products.

Interest income decreased by $333 (2.6%) and $8,108 (69.2%) for the six and three month periods, respectively, of fiscal 2004 from the comparable periods of fiscal 2003, mostly due to a reduction in interest rates and a reduction in the outstanding principal amount of a note associated with the sale of the telecommunications segment.

There was no interest expense during the six and three month periods of fiscal 2004, as the Company's term loan was prepaid in full in May 2003 and there were no amounts outstanding on the Company's line of credit during these periods, making the Company debt free. Interest expense of $16,191 and $7,468 for the six and three month periods, respectively, of fiscal 2003 relate to the Company's then outstanding term loan.

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

CRITICAL ACCOUNTING POLICIES

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company's results of operations are described in detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. In other cases, preparation of the Company's unaudited condensed consolidated financial statements for interim periods requires us to make significant estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. There can be no assurance that the actual results will not differ materially from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatorily redeemable non-controlling (minority) interest which, on October 29,2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. On October 9, 2003, the FASB issued FASB Staff Position No, FIN 46-6 "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if (1) the variable interest equity was created before February 1, 2003 and (2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN
46. The adoption of FIN 46 did not have a material impact on the Company's financial position, liquidity, or results of operations.

ITEM 3.    CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

At the Company's 2003 Annual Meeting of Stockholders held on November 13, 2003, the Company's stockholders reelected the Company's then existing Board of Directors by the following votes:

                                   Votes
                          ---------------------
                            For          Withheld
                          ---------       -----
Michael S. Steiner        6,737,284       8,532
William K. Steiner        6,737,284       8,532
Venerando J. Indelicato   6,737,284       8,532

                                   Votes
                          ---------------------
                            For          Withheld
                          ---------       -----

David Blyer               6,737,353       8,463
Lloyd Frank               6,737,131       8,685
Alan Grunspan             6,737,213       8,603
Stuart Wagner             6,737,389       8,427


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

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

32.01 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

During the quarter ended December 31, 2003, the Company furnished one report on Form 8-K, dated November 12, 2003 (date of earliest event reported), reporting under Item 12, Results of Operations and Financial Condition. No financial statements were filed with that Report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 12, 2004                   DRYCLEAN USA, Inc.

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