Form 10QSB
period 2004-03-31
DRYCLEAN USA INC
filed 2004-05-17
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

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

                                 Not Applicable
                                  (Former name)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 7,014,450 shares outstanding as of May 7, 2004.

Transitional Small Business Disclosure Format:       Yes               No  X
                                                         --------         ------


DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

----------------------------------------------------------------------------------------------------------------------
                                                  For the nine months                   For the three months
                                                    ended March 31,                        ended March 31,
                                                2004               2003                2004               2003
                                                      (Unaudited)                            (Unaudited)
----------------------------------------------------------------------------------------------------------------------

Sales                                        $10,500,193         $10,024,123         $3,391,164          $3,098,134
Development fees, franchise
   and license fees, commissions
   and other income                              502,682             450,672            170,539              95,023
Total revenues                                11,002,875          10,474,795          3,561,703           3,193,157

Cost of goods sold                             7,608,745           7,245,990          2,459,083           2,179,540
Selling, general and
   administrative expenses                     2,766,009           2,749,578            946,247             871,743
Research and development                          32,934              34,009             14,059              13,565
Total operating expenses                      10,407,688          10,029,577          3,419,389           3,064,848

Operating income                                 595,187             445,218            142,314             128,309

Other income (expenses)
Interest income                                   19,436              20,046              6,897               7,174
Interest expense                                       -             (22,295)                 -              (6,104)
         Total                                    19,436              (2,249)             6,897               1,070

Earnings from continuing
   operations before taxes                       614,623             442,969            149,211             129,379
Provision for income taxes                       245,845             177,188             59,680              51,752
Net earnings from continuing
   operations                                    368,778             265,781             89,531              77,627
Net reduction in reserve
   associated with sale of
   discontinued operations                             -              39,976                  -                   -
----------------------------------------------------------------------------------------------------------------------
Net earnings                                    $368,778            $305,757            $89,531             $77,627
----------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings
   per share from continuing
   operations                                   $   .05              $   .04            $   .01             $   .01
Basic and diluted
   earnings per share from
   discontinued operations                      $      -             $   .00            $     -             $     -
                                                --------             -------            -------             -------

Basic and diluted earnings
   per share                                     $  .05              $   .04            $   .01             $   .01
----------------------------------------------------------------------------------------------------------------------

Weighted average number
   of shares outstanding
Basic                                          7,007,446           6,996,450          7,014,450           6,996,450
Diluted                                        7,033,314           6,996,450          7,028,696           6,996,450
======================================================================================================================


            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31, 2004                 June 30, 2003
                                                         --------------                 -------------
                                                          (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                    $1,313,761                     $1,614,141
Accounts and trade notes
   receivable, net                                            1,245,796                      1,382,386
Inventories                                                   2,901,752                      2,576,938
Note receivable - current portion                               157,143                        157,143
Lease receivables                                                23,832                         53,894
Refundable income taxes                                           2,226                              -
Deferred income taxes                                           118,525                        118,525
Other assets, net                                               151,461                        169,094
-----------------------------------------------------------------------------------------------------------
                  Total current assets                        5,914,496                      6,072,121
Lease receivables - due after one year                           17,574                              -
Note receivable, less current portion                           107,143                        211,905
Equipment and improvements- net of accumulated
   depreciation and amortization                                203,176                        233,767
Franchise, trademarks and other intangible
   assets, net                                                  399,452                        409,308
Deferred tax asset                                               28,541                         28,541
-----------------------------------------------------------------------------------------------------------
                                                             $6,670,382                     $6,955,642
===========================================================================================================



            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         March 31, 2004                 June 30, 2003
                                                         --------------                 -------------
                                                          (Unaudited)
LIABILITIES AND
---------------
SHAREHOLDERS' EQUITY
--------------------
CURRENT LIABILITIES
Accounts payable and accrued
   expenses                                                   $798,242                     $1,066,860
Customer deposits                                              395,434                        335,206
Income taxes payable                                                 -                        112,925
-----------------------------------------------------------------------------------------------------------
   Total current liabilities                                 1,193,676                      1,514,991
-----------------------------------------------------------------------------------------------------------

Total liabilities                                            1,193,676                      1,514,991

SHAREHOLDERS' EQUITY
Common stock, $.025 par value;
   15,000,000 shares authorized;
   7,045,500 and 7,027,500 shares
   issued and outstanding at
   March 31, 2004 and June 30, 2003,
   respectively, including shares
   held in treasury                                            176,138                        175,688
Additional paid-in capital                                   2,066,121                      2,048,570
Retained earnings                                            3,237,467                      3,219,413
Treasury stock, 31,050 shares
   at cost                                                      (3,020)                        (3,020)
-----------------------------------------------------------------------------------------------------------

Total shareholders' equity                                   5,476,706                      5,440,651
-----------------------------------------------------------------------------------------------------------
                                                            $6,670,382                     $6,955,642
===========================================================================================================





            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine months ended          Nine months ended
                                                                   March 31,                  March 31,
                                                                     2004                        2003
                                                                  (Unaudited)                (Unaudited)
                                                           ------------------------     ------------------------
Operating activities:
   Net earnings from continuing operations                              $368,778                   $265,781
Adjustments to reconcile net earnings from continuing
   operations to net cash used by operating activities:
     Bad debt expense                                                     10,296                     75,673
     Depreciation and amortization                                        86,811                     92,519
       (Increase) decrease in operating assets:
         Accounts, trade notes and lease receivables                     138,782                    (18,034)
         Inventories                                                    (324,814)                   148,832
         Other current assets                                             17,633                        252
         Refundable income taxes                                          (2,226)                   179,838
       Increase (decrease) in:
         Accounts payable and accrued expenses                          (268,618)                  (651,346)
         Customer deposits                                                60,228                   (166,631)
         Income taxes payable                                           (112,925)                         -
-----------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                    (26,055)                   (73,116)
-----------------------------------------------------------------------------------------------------------------
Discontinued operations:
   Net reduction in reserve associated with
     sale of discontinued operations                                           -                     39,976
-----------------------------------------------------------------------------------------------------------------
Cash provided by discontinued operations                                       -                     39,976
-----------------------------------------------------------------------------------------------------------------
Investing activities:                                                          -                    210,000
   Net proceeds from disposal of business
   Capital expenditures                                                  (13,115)                         -
   Proceeds from note receivable                                         104,761                    128,571
   Patent and trademark expenditures                                     (33,248)                   (18,651)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                 58,398                    319,920
-----------------------------------------------------------------------------------------------------------------
Financing activities
   Payments on term loan                                                       -                   (240,000)
   Proceeds from exercise of stock options                                18,000                          -
   Dividend paid                                                        (350,723)                         -
-----------------------------------------------------------------------------------------------------------------

Net cash used by financing activities                                   (332,723)                  (240,000)
-----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                    (300,380)                    46,780
Cash and cash equivalents at beginning of period                       1,614,141                  1,264,357
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $1,313,761                 $1,311,137
=================================================================================================================
Supplemental information
   Cash paid for interest                                                      $                    $22,295
   Cash paid for income taxes                                           $361,000                    $24,000



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

Note (2) - Earnings Per Share: Basic and diluted earnings per share for the three and nine months ended March 31, 2004 and 2003 are computed as follows:

                                         For the nine months ended        For the three months ended March
                                                 March 31,                               31,
                                          2004              2003               2004               2003

Basic
-----
Net earnings                             $368,778          $305,757            $89,531            $77,627
Weighted average shares
   outstanding                          7,007,446         6,996,450          7,014,450          6,996,450
-------------------------------------------------------------------------------------------------------------

Basic earnings per share                 $   .05            $   .04            $   .01            $   .01
-------------------------------------------------------------------------------------------------------------
Diluted
-------
Net earnings                             $368,778          $305,757            $89,531            $77,627
Weighted average shares
outstanding                             7,007,446         6,996,450          7,014,450          6,996,450
Plus incremental shares
   from assumed
   exercise of
   stock options                           25,868                 -             14,246                  -
-------------------------------------------------------------------------------------------------------------
Diluted weighted average                7,033,314         6,996,450          7,028,696          6,996,450
   common shares
-------------------------------------------------------------------------------------------------------------
Diluted earnings per                     $   .05            $   .04            $   .01           $   .01
   share
=============================================================================================================

There were 20,000 and 439,000 stock options outstanding at March 31, 2004 and 2003, respectively, that were excluded in the computations of earnings per share for such periods because the exercise prices of the options were at least the average market prices of the Company's common stock during these periods.

Note (3) - Revolving Credit Line: On October 22, 2003, the Company received an extension, until October 30, 2004, of its existing $2,250,000 revolving line of credit facility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50 of other, eligible inventories. As of March 31, 2004 the Company had no outstanding borrowings under the line of credit.

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

                                                   For the nine months           For the three months
                                                     ended March 31,               ended March 31,
                                                   2004           2003           2004           2003

----------------------------------------------------------------------------------------------------------
Net earnings, as reported                       $368,778        $305,757        $89,531        $77,627
Less: Fair value of employee stock
       compensation                               (4,500)        (10,783)        (1,500)        (3,594)
-----------------------------------------------------------------------------------------------------------
Pro forma net earnings                          $364,278        $294,974        $88,031        $74,033
Earnings per common share:
Net earnings as reported - Basic
   and diluted                                      $.05            $.04           $.01           $.01
Net earnings, pro forma - Basic
   and diluted                                      $.05            $.04           $.01           $.01

There were no options granted during the nine months ended March 31, 2004 and 2003. In October 2003, two employees exercised options to purchase 18,000 shares of the Company's common stock for $1.00 per share. In November 2003, 389,000 stock options expired unexercised.

Note (5) - Cash Dividends: On September 26, 2003, the Company's Board of Directors declared a $.05 per share cash dividend ( an aggregate of approximately $350,000) which was paid on October 31, 2003 to shareholders of record on October 17, 2003.

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

Financial information for the Company's business segments is as follows:

                                                   For the nine months               For the three months
                                                     ended March 31,                    ended March 31,
                                                   2004             2003            2004              2003
                                                       (Unaudited)                        (Unaudited)
-----------------------------------------------------------------------------------------------------------------
Revenues:                                        $10,776,790       $10,308,675      $3,512,029        $3,147,270
   Commercial and industrial laundry
      and dry cleaning equipment
   License and franchise operations                  226,085           162,655          49,674            42,451
  Corporate                                                -             3,465               -             3,436
-----------------------------------------------------------------------------------------------------------------
Total revenues                                   $11,002,875       $10,474,795      $3,561,703        $3,193,157
=================================================================================================================
Operating Income (loss):                            $643,505          $613,291        $181,876          $181,025
   Commercial and industrial laundry
      and dry cleaning equipment
   License and franchise operations                  146,808            28,255          29,242            10,775
  Corporate                                         (195,126)         (196,328)        (68,804)          (63,491)
-----------------------------------------------------------------------------------------------------------------
Total operating income                              $595,187          $445,218        $142,314          $128,309
==================================================================================================================


                                                               March 31, 2004              June 30, 2003
                                                                 (Unaudited)

Identifiable assets:
   Commercial and industrial laundry                              $5,547,471                   $5,458,438
      and dry cleaning equipment

   License and franchise operations                                  631,197                      759,750

   Corporate                                                         491,714                      737,454
---------------------------------------------------------------------------------------------------------------
Total assets                                                      $6,670,382                   $6,955,642
===============================================================================================================

Item 2:     Management's Discussion and Analysis or Plan of Operations

GENERAL
-------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine months ended March 31, 2004, cash decreased by $300,380, compared to an increase of $46,780 for the nine month period ended March 31, 2003. The primary reason for the change was a cash dividend of $.05 per share, or an aggregate of $350,723, paid in the fiscal 2004 period.

For the first nine months of fiscal 2004, operating activities used cash of $26,055 primarily to support an increase in inventories of $324,814 and a reduction in accounts payable and accrued expenses of $268,618 and in income taxes of $112,925, offsetting, in large part, these expenditures was the Company's net profit of $368,778 and its non-cash expenses for depreciation and amortization of $86,811. Additional cash was provided by a reduction in accounts, trade notes and lease receivables of $138,782 and an increase in customer deposits of $60, 228. These changes in operating assets and liabilities are the result of normal operations and do not indicate any future trends. However, the reduction in the provision for bad debts when compared to the same period of last year ($10,296 compared to $75,673), indicate both an improving economy and tighter controls over our accounts receivable.

Operating activities for the nine months ended March 31, 2003 used cash of $73,116. Net earnings from continuing operations provided cash of $265,781 and cash of $92,519 and $75,673 was provided by non-cash expenses for depreciation and amortization and a provision for bad debts, respectively. Additional cash was provided principally by decreases in inventories ($148,832) and refundable income taxes ($179,838), which was partially off-set by an increase in accounts, trade notes and lease receivables ($18,034). The cash provided was used to decrease accounts payable and accrued expenses ($651,346) and customer deposits ($166,631).

Discontinued operations for the nine month period ended March 31, 2003, provided a non-cash gain of $39,976, net after taxes, on the settlement of liabilities associated with accruals of transaction costs connected with the sale of the Company's telecommunications segment. These estimated expenses were accrued for in fiscal 2002. Savings were realized principally in rent expenses and professional fees and other transaction costs.

Investing activities for the nine months ended March 31, 2004 provided cash of $58,398, principally as a result of payments received on a note from the sale of the telecommunications segment ($104,761), offset, in part, by $13,115 spent on capital equipment and $33,248 for patent and trademark legal fees. Investing activities for the nine months ended March 31, 2003 provided cash of $319,920, principally as a result of $210,000 provided by the net proceeds from the sale of the Company's telecommunications segment and $128,571 from payments on a note received in conjunction with that sale. Patent work used cash of $18,651.

Financing activities during the first nine months of fiscal 2004 used cash of $332,723, principally to pay a $.05 per share cash dividend ($350,723) on October 31, 2003 to shareholders of record on October 17, 2003. This was offset partially by the receipt of $18,000 from the exercise of employee stock options in October 2003. During the first nine months of fiscal 2003, the Company used $240,000 to pay monthly installments on its term loan. The Company prepaid the remaining balance of its term loan in the fourth quarter of fiscal 2003.

On October 22, 2003, the Company received an extension, until October 30, 2004, of its existing $2,250,000 revolving line of credit facility. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. As of March 31, 2004, the Company had no outstanding borrowings under the line of credit.

The Company believes that its present cash position and the cash it expects to generate from operations and cash borrowings available under its line of credit will be sufficient to meet its presently contemplated operational needs.

OFF-BALANCE SHEET FINANCING
---------------------------

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(c) of Regulation S-B

RESULTS OF OPERATIONS
---------------------

Total revenues for the nine and three month periods ended March 31, 2004 increased by $528,080 (5.0%) and $368,546 (11.5%), respectively, from the same periods of fiscal 2003. For the nine month and three month periods of fiscal 2004, revenues of the commercial laundry and dry cleaning segment increased by $468,115 (4.5%) and $364,759 (11.6%), respectively, from the comparable periods of fiscal 2003. The increased revenues were due primarily to increases in sales of dry cleaning equipment, laundry equipment, boilers and spare parts, as a result of the improved economy in the United States. However, foreign sales, although improving, still remain sluggish.

Revenues of the licensing and franchise segment increased by $63,430 (39.0%) and $7,223 (17.0%), respectively, for the nine and three month periods of fiscal 2004 when compared to the same periods of fiscal 2003. The increases for both periods were mainly due to increased royalty fees, although for the nine month period the Company had increased commissions as consultants.

Costs of goods sold, expressed as a percentage of sales, increased to 72.5% for the first nine months of fiscal 2004, from 72.3% from the comparable period of a year ago. For the third quarter of fiscal 2004, costs of goods sold increased to 72.5% from 70.4%. Material costs decreased for both periods due to the relative mix of products sold; however, the third quarter was impacted by increased freight costs and reduced volume discounts, which reduced overall margins.

Selling general and administrative expenses increased by $16,431 (.6%) and $74,504 (8.5%) for the nine and three month periods ended March 31, 2004, respectively, compared to the same periods of fiscal 2003. The increases in both periods were mainly due to increased sales commission expenses as a result of an increase in sales staff paid on a commission basis. All other changes in various expense accounts were minimal and due to ordinary course of business changes, except the provision for bad debts for the nine month period of fiscal 2004, which was reduced by $65,377 due to the improving economy and tighter accounts receivable controls.

Research and development expenses and interest income were insignificant for the periods presented.

There was no interest expense during the nine and three month periods of fiscal 2004, as the Company's term loan was prepaid in full in May 2003 and there were no amounts outstanding on the Company's line of credit during these periods, making the Company debt free. Interest expense of $22,295 and $6,104 for the nine and three month periods, respectively, of fiscal 2003 relate to the Company's then outstanding term loan.

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

32.01 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K:

During the quarter ended March 31, 2004, the Company furnished one report on Form 8-K, dated February 13, 2004 (date of earliest event reported), reporting under Item 12, Results of Operations and Financial Condition. No financial statements were filed with that Report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2004                       DRYCLEAN USA, Inc.

                                      By: /s/ Venerando J. Indelicato
                                          --------------------------------------
                                          Venerando J. Indelicato,
                                          Treasurer and Chief Financial Officer

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