Form 10KSB
period 2004-06-30
DRYCLEAN USA INC
filed 2004-09-28
CIK 65312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-9040

                               DRYCLEAN USA, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                       11-2014231
----------------------------------------                  --------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)
  290 N.E. 68th Street, Miami, Florida                            33138
----------------------------------------                  --------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code: 305-754-4551

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.025 par value

Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Company's revenues from continuing operations for its fiscal year ended June 30, 2004 were $14,672,265.

         The aggregate market value as at September 24, 2004 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $4,930,000 based on the closing price of the Company's Common Stock on the American Stock Exchange on that date. Such market value excludes shares owned by all executive officers and directors (and their spouses). This should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's Common Stock as at September 24, 2004 was 7,024,450.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement relating to its 2004 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 14 in Part III of this Report.

Transitional Small Business Disclosure Format   Yes [  ]   No  [X]

                           FORWARD LOOKING STATEMENTS

         Certain statements in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as "may," "should," "seek," "believe," "expect," anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company's customers and suppliers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the equipment purchased by the Company; relative values of the United States currency to currencies in the countries in which the Company's customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; and the Company's ability to successfully introduce, market and sell at acceptable profit margins its new Green Jet(R)
dry-wetcleaning(TM)   machine  and  Multi-Jet(TM)  dry  cleaning  machine;   the
Company's ability to implement changes in its business strategies and development plans; and the availability, terms and deployment of debt and equity capital if needed for expansion. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
         -----------------------

GENERAL

         The Company was incorporated under the laws of the State of Delaware on June 30, 1963 under the name Metro-Tel Corp. and changed its name to DRYCLEAN USA, Inc. on November 7, 1999. Since November 1, 1998, when Steiner-Atlantic Corp. ("Steiner") was merged with and into, and therefore became, a wholly-owned subsidiary of the Company (the "Merger"), the Company's principal business has been as a supplier of commercial and industrial dry cleaning equipment, laundry equipment and steam boilers and related activities. Effective July 31, 2002, the Company sold, to an unaffiliated third party, substantially all of the operating assets of its Metro-Tel telecommunications segment (which manufactured and sold telephone test and customer premise equipment), the Company's primary business until the Merger.

         Unless the context otherwise requires, as used in this Report, the "Company" includes DRYCLEAN USA, Inc. and its subsidiaries.

         The Company, through Steiner, supplies commercial and industrial dry cleaning equipment, laundry equipment and steam boilers in the United States, the Caribbean and Latin American markets. This aspect of the Company's business services includes:

         o        distributing   commercial  and  industrial   laundry  and  dry
                  cleaning machines and steam boilers manufactured by others;

         o selling its own proprietary lines of laundry and dry cleaning machines under its Aero-Tech(R), Multi-Jet(TM) and Green Jet(R) brand names;

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

AVAILABLE INFORMATION

         The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the Securities and Exchange Commission (the "SEC"). These reports and statements may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports and statements, as well as beneficial ownership reports filed by the Company's officers, directors and beneficial owners of more than 10% of the Company's common stock, may be obtained without charge through the Company's Internet site http://www.drycleanusa.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.

PRODUCT LINES

         The Company sells a broad line of commercial and industrial laundry and dry cleaning equipment and steam boilers, as well as parts and accessories therefor.

         The commercial and industrial laundry equipment distributed by the Company features washers and dryers, including coin-operated machines, boilers, water reuse and heat reclamation systems, flatwork ironers and automatic folders. The Company's dry cleaning equipment includes commercial dry cleaning machines sold primarily under the Aero-Tech(R), Multi-Jet(TM) and Green Jet(R) names, as well as garment presses, finishing equipment, sorting and storage conveyors and accessories distributed for others.

         In December 2001, the Company began shipping its proprietary environmentally friendly Green Jet(R) dry-wetcleaning(TM) machine. This new machine not only cleans garments efficiently, but it also eliminates the use of perchloroethylene (Perc) in the dry cleaning process, thereby eliminating the health and environmental concerns that Perc poses to our customers and their landlords. It also alleviates flammability, odor and cost issues inherent in alternative solvents and cleaning processes. Patents have been applied for to protect this innovative approach to garment cleaning. In August 2003, the Company introduced its Multi-Jet(TM) dry cleaning machine which can use a number of environmentally safe solvents and will replace certain existing products.

         The products sold by the Company are positioned and priced to appeal to customers in each of the high-end, mid-range and value priced markets. These products are offered under a wide range of price points to address the needs of a diverse customer base. Suggested prices for most of the Company's products range from approximately $5,000 to $50,000. The products supplied by the Company afford the Company's customers a "one-stop shop" for commercial and industrial laundry and dry cleaning machines, boilers and accessories. By providing "one-stop" shopping, the Company believes it is better able to attract and support potential customers who can choose from the Company's broad product line. Product sales accounted for approximately 95% and 94% of fiscal year 2004 and 2003 revenues, respectively.

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

         In addition, the Company, under the name DRYCLEAN USA, currently franchises and licenses over 400 retail drycleaning stores in the United States, the Caribbean and Latin America, making it one of the largest retail drycleaning license and franchise operations in the dry cleaning industry. During fiscal 2004 and 2003, the Company's license and franchise segment contributed approximately 1.9% and 2.4%, respectively, of the Company's revenues from continuing operations and 20.5% and 12.9%, respectively of operating income from continuing operations.

         Through its Steiner Brokerage subsidiary, the Company acts as a business broker to assist others seeking to buy or sell existing dry cleaning and laundry businesses. Some of the Company's existing customers have become Steiner Brokerage clients, utilizing the Company's staff and ability to assist them in the sale of their businesses and associated real property. This business contributed 0.7% and 1.3% of revenue from continuing operations during fiscal 2004 and 2003, respectively.

         The Company, through its DRYCLEAN USA Development subsidiary, develops new turn-key dry cleaning establishments for resale to third parties. During each of fiscal 2004 and 2003, DRYCLEAN USA Development contributed approximately 1% of revenues from continuing operations.

SALES, MARKETING AND CUSTOMER SUPPORT

         The laundry and dry cleaning equipment products marketed by the Company are sold by it to its customers in the United States, the Caribbean and Latin America, as well as customers of its DRYCLEAN USA licensing subsidiary. The Company employs sales executives to market its proprietary and distributed products, including its Aero-Tech(R), Multi-Jet(TM) and Green Jet(R) products, in the United States and in international markets. The Company supports product sales by advertising in trade publications, participating in trade shows and engaging in regional promotions and sales incentive programs. A substantial portion of equipment and parts sales orders are obtained by telephone, e-mail and fax inquiries originated by the customer or by representatives of the Company, and significant repeat sales are derived from existing customers.

         Additionally, the Company's Aero-Tech(R) machines are sold through distributors and dealers throughout the United States, the Caribbean and Latin America. The Company continues to develop distributor relationships in North America for the distribution of its Green Jet(R) dry-wetcleaning(TM) machine and its Multi-Jet(TM) drycleaning machine. To date, it has entered into distributoRship arrangements for its Green Jet(R) dry-wetcleaning(TM) machines with approximately 12 distributors in North America.

         The Company trains its sales and service employees to provide service and customer support. The Company uses specialized classroom training, instructional videos and vendor sponsored seminars to educate employees about product information. In addition, the Company's technical staff has prepared comprehensive training manuals, written in English and Spanish, relating to specific training procedures. The Company's technical personnel are continuously retrained as new technology is developed. The Company monitors service technicians' continued educational experience and fulfillment of requirements in order to evaluate their competence. All of the Company's service technicians receive service bulletins, service technicians' tips and continued training seminars.

CUSTOMERS AND MARKETS

         The Company's customer base consists of approximately 500 customers in the United States, the Caribbean and Latin America, including independent and franchise dry cleaning stores and chains, hotels, motels, cruise lines, hospitals, nursing homes, government institutions and distributors. In June 2004, as another distributor ceased operations, the Company obtained an expansion of the territory in which it acts as a distributor for certain laundry products manufactured by certain manufacturers from southern Florida to encompass most of Florida, the Company's principal domestic market. No customer accounted for more than 10% of the Company's revenues during the years ended June 30, 2004 or June 30, 2003.

FOREIGN SALES

         Export sales of laundry and dry cleaning equipment were approximately $2,209,000 and $2,596,000 during the years ended June 30, 2004 and June 30, 2003, respectively, and were made principally to Latin America and the Caribbean. See "Customers and Markets".

         All of the Company's export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company's customers are located.

SOURCES OF SUPPLY

         The Company purchases laundry and dry cleaning machines, boilers and the other products supplied by it from a number of manufacturers, none of which accounted for more than 20% of the Company's purchases for the years ended June 30, 2004 or June 30, 2003. Historically, the Company has not experienced difficulty in purchasing products it distributes for others and believes it has good working relationships with its suppliers. The Company's proprietary Green Jet(R) dry-wetcleaning(TM) machines are currentLy manufactured exclusively for the Company by one manufacturer in the United States. Substantially all of the Company's dry cleaning equipment sold under the Aero-Tech(R) and Multi-Jet(TM) labels is currently manufactured exclusively for the Company by two manufactureRs in Italy. The Company has established long-standing relationships with these manufacturers. The Company's management believes its supplier relationships for the products it distributes for others and its proprietary products provide the Company with a substantial competitive advantage, including exclusivity for certain products and certain areas and favorable prices and terms. Therefore, the loss of certain of these vendor relationships could adversely affect the Company's business.

         The Company has a formal contract with a few of its equipment suppliers and manufacturers and relies on its long-standing relationship with its other suppliers and manufacturers. The Company collaborates in the design and closely monitors the quality of its manufactured product. The Company must place its orders with its United States manufacturer of the Green Jet(R)
dry-wetcleaning(TM) machine and with its Italian manufacturers of its Aero-Tech(R) and Multi-Jet(TM) dry cleaning machines prior to the time the Company has received all of its orders and, in certain instances, places orders for products it distributes in advance of its receipt of sales orders. However, because of the Company's close working relationship with its suppliers and manufacturers, the Company can usually adjust orders rapidly and efficiently to reflect a change in customer demands. The Company believes that if, for any reason, its arrangements with the manufacturers of its proprietary products were to cease, or in the event the cost of these products were to be adversely affected, it will be able to have these products manufactured by other suppliers.

         Under its arrangement with one of its Italian manufacturers, the Company purchases dry cleaning machines in Euros. The Company's current bank revolving credit facility includes a $250,000 foreign exchange subfacility for the purpose of enabling the Company to mitigate its currency exposure in connection with its import activities through spot foreign exchange and forward exchange contracts. There were no open foreign exchange contracts at either June 30, 2004 or 2003.

         Imports into the United States are also affected by the cost of transportation, the imposition of import duties and increased competition from greater production demands abroad. The United States, Italy and the European Union may, from time to time, impose quotas, duties, tariffs or other restrictions or adjust prevailing quotas, duties or tariff levels, which could affect the Company's margins on its Aero-Tech(R) and Multi-Jet(TM) machines. Customs duties, imposed by the United States, were less than 1% of invoice cost for the Company's imported dry cleaning machines during each of fiscal 2004 and 2003.

COMPETITION

         The commercial and industrial laundry and dry cleaning equipment distribution business is highly competitive and fragmented with over 100 full-line or partial-line equipment distributors in the United States. The Company's management believes that no one distributor has a major share of the market and that substantially all distributors are independently owned and, with the exception of several regional distributors, operate primarily in local markets. Competition is based primarily on price, product quality, delivery and support services provided to the customer. In Florida, the Company's principal domestic market, the Company's primary competition is derived from a number of full line distributors, which operate throughout Florida. In the export market, the Company competes with several distributors and anticipates increased competition as the export market grows. The Company's proprietary dry cleaning equipment competes with over a dozen manufacturers of dry cleaning equipment whose products are distributed nationally. In all geographic areas, the Company competes by offering an extensive product selection, value-added services, such as product inspection and quality assurance, a toll-free customer support line, reliability, warehouse location, price, competitive special features and, with respect to certain products, as to which the Company acts as distributor, exclusivity.

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

RESEARCH AND DEVELOPMENT

         The Company has designed and introduced its new Green Jet(R) dry-wetcleaning(TM) and Multi-Jet(TM) drycleaning machines and continues to improve these products. The amounts of research and development expenses for the years ended June 30, 2004 and 2003 were $41,184 and $44,009, respectively.

PATENTS AND TRADEMARKS

         The Company is the owner of United States service mark registrations for the names Aero-Tech(R) and Green Jet(R), which are used in connection with its laundry and dry cleaning equipment, and of DRYCLEAN USA(R), which is licensed by it to retail dry cleaning establishments. The Company has applied for registration of its Multi-Jet(TM) tradename. The Company intends to use and protect these or related service marks, as necessary. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products. Patents have been applied for to protect the Company's new Green Jet(R) dry-wetcleaning(TM) machine in the United States and certain foreign countries.

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

         The Company believes its Aero-Tech(R), Multi-Jet(TM) and Green Jet(R) dry cleaning machines exceed environmental regulation standards set by safety and environmental regulatory agencies.

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

EMPLOYEES

         The Company currently employs 34 employees on a full-time basis, of whom 4 serve in executive management capacities, 12 are engaged in sales and marketing, 11 are administrative and clerical personnel, and 7 serve as warehouse support. None of the Company's employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTIES.
         -------------------------

         The Company's executive offices and the main distribution center for its products are housed in three leased adjacent facilities totaling approximately 45,000 square feet in Miami, Florida. The Company believes its facilities are adequate for its present and anticipated future needs. The following table sets forth certain information concerning the leases at these facilities:

                                        Approximate
               Facility                   Sq. Ft.                   Expiration
               --------                   -------                   ----------
         Miami, Florida (1)                  27,000               October 2004
         Miami, Florida                       8,000               March 2006 (2)
         Miami, Florida                      10,000               December 2005
---------------

(1) Leased from William K. Steiner, a director of the Company. The lease includes an option to renew the lease for a ten-year term at a rent to be agreed upon by the parties. The Company is in the process of negotiating a renewal of this lease.

(2)      The Company has a two-year renewal option.

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

                                            HIGH              LOW
                                            ----              ---
         Fiscal 2003
         -----------
         First Quarter                 $       .65     $       .35
         Second Quarter                        .62             .31
         Third Quarter                         .97             .55
         Fourth Quarter                        .79             .57

         Fiscal 2004
         -----------

         First Quarter                 $      1.46     $       .60
         Second Quarter                       2.04            1.03
         Third Quarter                        2.10            1.50
         Fourth Quarter                       1.95            1.55

         As of September 24, 2004 there were approximately 490 holders of record of the Company's Common Stock.

         The Company paid a $.05 per share annual dividend on October 31, 2003 to stockholders of record on October 17, 2003. No dividends were paid on the Company's Common Stock during fiscal 2003. On September 27, 2004, the Company's Board of Directors declared an annual dividend of $.06 per share, payable on November 1, 2004 to holders of the Company's Common Stock of record on October 15, 2004. The Company is a party to a Loan and Security Agreement with a commercial bank, which, among other things, provides that the Company may declare or pay dividends only to the extent that the dividend payment would not reasonably likely result in a failure by the Company to maintain specified consolidated debt service or short-term debt to equity ratios.

         The Company did not sell any equity securities during the year ended June 30, 2004 that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
         ---------------------------------------------------------

GENERAL

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto which appear in Item 7 of this Report.

OVERVIEW

         The Company's net earnings from continuing operations in fiscal 2004 approximated fiscal 2003 levels. However, primarily as a result of a $67,659 gain on the disposal of the Company's discontinued telecommunications segment recognized in fiscal 2003, net earnings for fiscal 2003 were $57,576 higher than in fiscal 2004.

         Although aggregate revenues increased by approximately 1% in fiscal 2004 over fiscal 2003 as a result of a 2.6% increase in product sales, overall costs also increased slightly. While the Company was able to increase domestic sales of laundry equipment, steam boilers and spare parts, foreign sales continued to be adversely impacted by the continuing unstable economy in Latin America, a principal market for the Company's products. The Company does not foresee an improvement in the near future in the economy of Latin America and has, therefore, been focusing its efforts on the United States market.

         In this regard, the Company:

               o hired a new Executive Vice President and Chief Operating Officer in May 2004, who acquired a 21.5% equity position in the Company from the Company's two principal stockholders in July 2004;

               o obtained an expansion of the territory beginning in June 2004 in which it acts as a distributor for certain laundry products to cover most of Florida as another distributor ceased operations; and

               o  added  two  experienced   sales  engineers  in  June  2004  to
          adequately cover the expanded territory and to expand sales of the other products marketed by the Company in that geographic area.

         While expenses are expected increase in fiscal 2005 as a result of these actions, the Company believes these investments should generate increased sales and profitability over the long-term.

         As a result of the increased sales in June 2004, accounts receivables, as well as inventories, increased significantly toward the end of fiscal 2004. A significant portion of the increase in receivables relates to invoices for sales made in June 2004 that had not yet become due. The Company believes that the level of receivables will stabilize as collections are received but nevertheless will continue to be higher than historical levels. Inventories are likely to further increase in fiscal 2005 to support this expansion.

         Despite the use of cash to support this expansion and to pay a $.05 per share, or an aggregate of $350,723, annual cash dividend, the Company increased its cash position in the fiscal 2004 by $128,110. On September 27, 2004, the Company declared an annual cash dividend of $.06 per share (which will result in the expenditure of an aggregate of approximately $421,500), payable on November 1, 2004 to stockholders of record on October 15, 2004.

         With the pre-payment of its term loan in fiscal 2003, the Company has been debt free. The Company does not presently anticipate borrowing to fund its expansion.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2004, the Company continued to add to its financial strength with cash increasing by $128,110 (after the payment of a $350,722 cash dividend) and by $349,784 in fiscal 2003 (after the payment of the $800,000 balance of the Company's term loan enabling the Company to become debt free). The following table summarizes the Company's Consolidated Statement of Cash
Flows:

                                                     Years Ended June 30,
                                               2004                      2003
        ------------------------------------------------------------------------
        Net cash provided (used) by:
             Operating activities             $391,611                $787,620
             Investing activities               69,221                 362,164
             Financing activities             (332,722)               (800,000)

         Cash provided by operating activities decreased by $396,009 in fiscal 2004 compared to cash provided by operating activities in fiscal 2003. Among the primary components of the change was a significant reduction in bad debt expense ($42,782 in fiscal 2004 compared to $126,210 in fiscal 2003)
attributable to tighter controls on accounts receivable coupled with an improving economy. Above average sales at year end resulting from sales in the additional territory in Florida added in June 2004 accounted for the increase in accounts and lease receivables of $251,761 during fiscal 2004 compared to a decrease of $18,172 in fiscal 2003. In addition, inventories increased by $394,865 during fiscal 2004 as the Company geared up to supply a larger geographical sales territory. Commensurate with the higher inventory levels was an increase in accounts payable and accrued expenses of $161,212 during fiscal 2004. These components of operating activities are expected to stabilize during fiscal 2005. However, receivables are expected to continue to be higher than historical levels and inventories are expected to further increase. Customer deposits increased by $214,836 in fiscal 2004 from a decrease of $204,280 in fiscal 2003 reflecting the increase in the number of customers associated with the larger territory. Income taxes payable decreased by $111,054 as the Company increased its tax deposits during the year.

         Investing activities provided cash of $69,221 in fiscal 2004 compared to $362,164 provided in fiscal 2003. Payments received on an outstanding note associated with the sale of the telecommunications segment were less in fiscal 2004 due to a $50,000 pre-payment in fiscal 2003. All monthly payments were current at fiscal 2004 year end. In addition, in fiscal 2004, the Company increased its capital spending for equipment and patents to $74,826 from $28,788 in fiscal 2003. Patent protection is shortly expected covering our Green-Jet(R) innovations.

         Financing activities used cash of $332,723 in fiscal 2004, substantially less then the $800,000 used in fiscal 2003. In fiscal 2004, the Company declared and paid a dividend of $.05 per share (an aggregate of $350,722), while in fiscal 2003, the Company prepaid its bank term loan using $800,000 to become debt free. The expenditures in fiscal 2004 were partially offset by $18,000 from the proceeds of the exercise of stock options to purchase 18,000 shares of Common Stock by two employees.

         On September 27, 2004, the Company's Board of Directors declared a $.06 per share annual dividend (or an aggregate of $422,000) payable on November 1, 2004 to shareholders of record on October 15, 2004.

         The Company has a $2,250,000 revolving line of credit facility which, as extended in October 2002 and October 2003, is presently scheduled to expire on October 30, 2004. Revolving credit borrowings, which bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate, are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. As of June 30, 2004, the Company had no outstanding borrowings under the line of credit. The Company believes it will be able to renew this facility with the same lender on similar terms.

         The Company believes that its present cash position, the cash it expects to generate from operations and cash borrowings available under its line of credit will be sufficient to meet its presently contemplated operational needs.

OFF-BALANCE SHEET FINANCING

         The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

RESULTS OF OPERATIONS

                                                             Year Ended June 30,
                                                           2004             2003
         --------------------------------------------------------------------------------------------
           Net sales                                     $14,020,703     $13,671,187          +2.6%
           Development fees, franchise and license
            fees, commissions and other                      651,562         846,280         -23.0%
         --------------------------------------------------------------------------------------------
           Total revenues                                $14,672,265     $14,517,467          +1.0%
         --------------------------------------------------------------------------------------------

         Revenues for the year ended June 30, 2004 increased by $154,798 (1.0%) over fiscal 2003. Net sales of the commercial laundry and dry cleaning segment increased by $349,516 (2.6%) due primarily to an increase of 13.1% in parts sales as a result of more equipment being in service, combined with the Company's expansion into most of Florida beginning in June 2004 under a distribution arrangement for certain products. In fiscal 2004, the Company had increased sales of 1.6% and 4.0% of laundry equipment and boiler sales, respectively, which were offset, in part, by a decrease of 2.1% in sales of dry cleaning equipment. A 14.9% decrease in foreign sales attributable to the continuing unstable economy in Latin America was offset by the increases in domestic sales.

         Development fees, franchise and license fees and commission revenues decreased by $194,711 (23.0%), principally due to an 18.0% decrease in the License and Franchise segment caused by the troubled Latin American economy. The revenues of each of the Steiner Development division and the Brokerage division are less than 1% of total Company revenues.

         Overall expenses of the Company, including costs of sales, were 94.3% of total revenues in fiscal 2004, compared to 94.0% in fiscal 2003, reflecting relatively stable overall costs.


                                                                       Year Ended June 30,
                                                                    2004                 2003
         -------------------------------------------------------------------------------------------
         As a percentage of net sales:
              Cost of sales                                          72.3%                72.2%
         As a percentage of revenues:
              Selling, general and administrative expenses           25.0%                25.6%
              Research and development                                 .3%                  .3%
              Total expenses                                         94.3%                94.0%
         -------------------------------------------------------------------------------------------

         Cost of sales, expressed as a percentage of net sales, remained essentially flat. The slight fluctuation was the result of the relative mix of products sold in the periods.

         Selling, general and administrative expenses decreased by $56,763 (1.5%) and improved as a percentage of revenues to 25.0% in fiscal 2004 from 25.6% in fiscal 2003. A significant reduction in bad debt expense of $83,428, due to tighter controls on accounts receivable coupled with an improving economy, was partially offset by increased commission expense of $93,323 primarily related to an independent sales representative, who served until May 2004, related to the distribution of the Company's Green-Jet(R) machine. All other expenses in this category experienced slight year to year fluctuations in the normal course of business.

         Research and development expenses declined by $2,825 (6.4%) in fiscal 2004 from fiscal 2003. These expenses were associated with on going research on the Company's Green-Jet(R) dry-wetcleaning(TM) machine and the Company's new Multi-Jet(R) dry cleaning machine.

         Interest income decreased by $4,915 (17.1%), primarily due to the lower outstanding principal balance of the note received by the Company as part of the consideration for the sale of the Metro-Tel telecommunications segment in July 2002.

         There was no interest expense during fiscal 2004 as the Company's bank term loan was prepaid in full in May 2003 and there were no borrowings under the Company's line of credit during the period. Interest expense of $24,562 in fiscal 2003 related to the then outstanding term loan.

         The Company's effective income tax rate of 37.2% in fiscal 2004 approximated its effective income tax rate of 37.9% in fiscal 2003.

         Effective July 31, 2002, the Company sold substantially all of the operating assets of its Metro Tel telecommunications segment to an unaffiliated third party. This discontinued operation provided a non-cash gain of $57,659, net of taxes, for fiscal year 2003 as a result of the settlement of estimated liabilities accrued in fiscal 2002 for the sale of the assets of the segment. Savings were realized principally in lease termination expenses and transaction costs.

INFLATION

         Inflation has not had a significant effect on the Company's operations during any of the reported periods.

TRANSACTIONS WITH RELATED PARTIES

         The Company leases 27,000 square feet of warehouse and office space from William K. Steiner, a principal shareholder, Chairman of the Board of Directors and a director of the Company, under a lease which is scheduled to expire in October 2004. Annual rental under this lease is approximately $83,200. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. The Company is in the process of negotiating a renewal of this lease.

CRITICAL ACCOUNTING POLICIES

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

REVENUE RECOGNITION AND ACCOUNTS AND NOTES RECEIVABLE

         Sales of products are generally recorded as they are shipped. Commissions and development fees are recorded when earned, generally when the services are performed or the transaction is closed. Individual franchise arrangements include a license and provide for payment of initial fees, as well as continuing service fees. Initial franchise fees are generally recorded upon the opening of the franchised store, which is evidenced by a certificate from the franchisee, indicating that such store has opened, and collectibility is reasonably assured. Continuing services fees represent regular contractual payments received for the use of the "Dryclean USA" marks, which are recognized as revenue when earned, generally on a straight line basis.

         Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent dryclean and laundry stores. Note receivable represents the amounts due from the sale of the telecommunications business. The Company performs continuing credit evaluations of its customers' financial condition and depending on the term of credit, the amount of the credit granted and management's past history with a customer, the Company may require the debtor to pledge the purchased equipment as collateral for the receivable. Senior management reviews accounts and notes receivable on a regular basis to determine if any such amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve based on older aged amounts, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The Company's non-trade notes receivable are collateralized by the assets sold and are subject to personal guarantees by the principals of the debtor. All payments on such notes are current. Based on the information available to management, it believes the Company's allowance for doubtful accounts as of June 30, 2004 and 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

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

NEW ACCOUNTING PRONOUNCEMENTS

         During May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity or in a separate category between debt and equity in a balance sheet. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The Company does not participate in such transactions.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6 "Effective Date of FASB Interpretation No. 46 Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if
(i) the variable interest entity was created before February 1, 2003 and (ii) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. The adoption of FIN 46 did not have a material impact on the Company's financial position, liquidity or results of operations.

ITEM 7.  FINANCIAL STATEMENTS.
         --------------------

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                      Index to Consolidated Financial Statements



Report of Independent Registered Public Accounting Firm                      16

Consolidated Balance Sheets at June 30, 2004 and 2003                        17

Consolidated Statements of Operations for the years ended
   June 30, 2004 and 2003                                                    18

Consolidated Statements of Shareholders' Equity for the years ended
   June 30, 2004 and 2003                                                    19

Consolidated Statements of Cash Flows for the years ended
   June 30, 2004 and 2003                                                    20

Summary of Accounting Policies                                               21

Notes to Consolidated Financial Statements                                   25

Report of Independent Registered Public Accounting Firm


Board of Directors and Shareholders
DRYCLEAN USA, Inc.
Miami, Florida


We have audited the accompanying consolidated balance sheets of DRYCLEAN USA, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DRYCLEAN USA, Inc. and subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Miami,  Florida                                                 BDO Seidman, LLP
September 1, 2004, except for
Note 11 as to which the date
is September 27, 2004

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

June 30,                                                                    2004              2003
-----------------------------------------------------------------------------------------------------------

ASSETS (Note 5)

CURRENT ASSETS
   Cash and cash equivalents                                        $        1,742,251  $     1,614,141

   Accounts and trade notes receivable, net of allowance for
       doubtful accounts of $130,000 and $205,000, respectively              1,600,087        1,382,386
   Lease receivables (Note 2)                                                   35,172           53,894
   Inventories                                                               2,971,803        2,576,938
   Deferred income taxes (Note 4)                                               97,618          118,525
   Note receivable-current (Note 13)                                           157,143          157,143
   Other current assets                                                        112,375          169,094
-----------------------------------------------------------------------------------------------------------

Total current assets                                                         6,716,449        6,072,121

LEASE RECEIVABLES - due after one year (Note 2)                                 10,000                -

NOTE RECEIVABLE, LESS CURRENT PORTION (Note 13)                                 67,857          211,905


EQUIPMENT AND IMPROVEMENTS, net (Note 3)                                       217,200          233,767

FRANCHISE, TRADEMARKS AND OTHER INTANGIBLE ASSETS, net
   (Note 1)                                                                    385,756          409,308

DEFERRED INCOME TAXES (Note 4)                                                  26,859           28,541
-----------------------------------------------------------------------------------------------------------
                                                                    $        7,424,121  $     6,955,642
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                            $        1,228,062        1,066,860
                                                                                       $
   Income taxes payable                                                          1,871          112,925
   Customer deposits and other                                                 550,042          335,206

-----------------------------------------------------------------------------------------------------------
Total current liabilities                                                    1,779,975        1,514,991

-----------------------------------------------------------------------------------------------------------
Total liabilities                                                            1,779,975        1,514,991
-----------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 6, 8 and 9)
-----------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (Notes 11 and 12)
   Common stock, $0.025 par value:
     Authorized shares - 15,000,000; 7,045,500 and
      7,027,500, shares issued and outstanding, at 2004 and 2003,
         respectively, including  shares held in treasury                      176,138          175,688
   Additional paid-in capital                                                2,066,120        2,048,570
   Retained earnings                                                         3,404,908        3,219,413
   Treasury stock, 31,050  shares at cost                                       (3,020 )         (3,020 )
-----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                   5,644,146        5,440,651
-----------------------------------------------------------------------------------------------------------
                                                                    $        7,424,121  $     6,955,642
===========================================================================================================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                           Consolidated Statements of Operations

Year ended June 30,                                                               2004               2003
-------------------------------------------------------------------------------------------------------------

REVENUES:
    Net sales                                                           $   14,020,703     $   13,671,187
    Development fees, franchise and license fees, commissions
       and other                                                               651,562            846,280
-------------------------------------------------------------------------------------------------------------

Total                                                                       14,672,265         14,517,467
-------------------------------------------------------------------------------------------------------------

COST OF SALES                                                               10,137,623          9,876,994
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Notes 8 and 9)                 3,663,641          3,720,404
RESEARCH AND DEVELOPMENT EXPENSES                                               41,184             44,009
-------------------------------------------------------------------------------------------------------------

Total                                                                       13,842,448         13,641,407
-------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                               829,817            876,060
-------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
    Interest income                                                             23,810             28,725
    Interest expense                                                                 -            (24,562 )
-------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before income taxes                        853,627            880,223
Provision for income taxes (Note 4)                                            317,410            334,089
-------------------------------------------------------------------------------------------------------------

EARNINGS FROM CONTINUING OPERATIONS                                            536,217            546,134

Estimated gain on disposal of discontinued operations, net of income
tax expense of $34,788  (Note 13)                                                    -             57,659
-------------------------------------------------------------------------------------------------------------


Net earnings                                                            $      536,217     $      603,793
-------------------------------------------------------------------------------------------------------------

Earnings per share from continuing operations, basic and diluted        $          .08     $          .08
Earnings per share from discontinued operations, net of taxes, basic
    and diluted                                                                      -                .01
-------------------------------------------------------------------------------------------------------------
Net earnings per share, basic and diluted (Note 10)                     $          .08     $          .09
=============================================================================================================

Weighted average number of shares of common stock outstanding:
       Basic                                                                 7,009,188          6,996,450
       Diluted                                                               7,032,060          6,996,450
=============================================================================================================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                 Consolidated Statements of Shareholders' Equity


                                         Common Stock        Additional       Treasury Stock
                                     ----------------------   Paid-in    -----------------------    Retained
                                      Shares      Amount      Capital       Share       Cost        Earnings           Total
---------------------------------------------------------------------------------------------------------------------------------

Balance at July 1, 2002               7,027,500$   175,688  $ 2,048,570      31,050  $  (3,020) $    2,615,620   $    4,836,858

     Net earnings                                                                                      603,793          603,793

---------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2003              7,027,500    175,688    2,048,570      31,050     (3,020)      3,219,413        5,440,651

   Stock options exercised               18,000        450       17,550                                                  18,000
   Dividends paid ($.05 per share)                                                                    (350,722)        (350,722)
   Net earnings                               -          -           -            -          -         536,217          536,217
---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2004              7,045,500$   176,138 $ 2,066,120       31,050  $  (3,020) $    3,404,908   $    5,644,146
=================================================================================================================================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows


YEAR ENDED JUNE 30,                                                          2004                2003
----------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
   Net earnings from continuing operations                                 $    536,217        $      546,134
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                            114,946               114,941
       Bad debt expense                                                          42,782               126,210
       Provision for deferred income taxes                                       22,589               102,154
       (Increase) decrease in operating assets:
         Accounts, notes and lease receivables                                 (251,761)               18,172
         Inventories                                                           (394,865)              341,534
         Refundable income taxes                                                      -               225,167
         Other current assets                                                    56,719                16,537
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                                  161,202              (577,086)
         Income taxes payable                                                  (111,054)               78,137
         Customer deposits and other                                            214,836              (204,280)
----------------------------------------------------------------------------------------------------------------

Net cash provided by continuing operations                                      391,611               787,620
----------------------------------------------------------------------------------------------------------------

Net income from discontinued operations                                               -                57,659
   Adjustments:
       Estimated gain on disposal of assets                                           -               (92,447)
       Decrease in net operating assets                                               -                34,788
----------------------------------------------------------------------------------------------------------------

Net cash provided by discontinued operations                                          -                     -
----------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                       391,611               787,620
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

   Net proceeds upon disposal of business                                                             210,000
   Payments received on note receivable                                         144,048               180,952
    Capital expenditures                                                        (40,905)              (15,634)
   Patent expenditures                                                          (33,922)              (13,154)
----------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                        69,221               362,164
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Payments on term loan                                                              -              (800,000)
   Proceeds from exercise of stock options                                       18,000                     -
    Dividends paid                                                             (350,722)
----------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                          (332,722)             (800,000)
================================================================================================================

Net increase in cash and cash equivalents                                       128,110               349,784
Cash and cash equivalents at beginning of year                                1,614,141             1,264,357
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                   $  1,742,251        $    1,614,141
================================================================================================================

Supplemental Information:
   Cash paid for:
     Interest                                                              $          -        $       24,562
     Income taxes                                                               406,000                24,000
================================================================================================================

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


REVENUE RECOGNITION      Sales of products  are  generally  recorded as they are
                         shipped.  Shipping,  delivering and handling fee income
                         of  approximately  $245,000  and $317,000 for the years
                         ended  June  30,  2004  and  2003,  respectively,   are
                         included   as  sales   and   other   revenues   in  the
                         consolidated financial statements. Shipping, delivering
                         and  handling  costs  are  included  in cost of  sales.
                         Commissions  and  development  fees are  recorded  when
                         earned.  Individual  franchise  arrangements  include a
                         license and provide for the payment of initial fees, as
                         well as continuing royalty fees. Initial franchise fees
                         are   generally   recorded  upon  the  opening  of  the
                         franchise store. Continuing royalty fees are recorded when earned. Customer deposits represent primarily amounts received from customers for future delivery of equipment or services.

ACCOUNTS AND NOTES       Accounts  and  trade  notes   receivable  are  customer
RECEIVABLE               obligations  due under normal trade terms.  The Company
                         sells its products primarily to independent drycleaning
                         and  laundry  stores.  The  non-trade  note  receivable
                         represents  the  amounts  due  from  the  sale  of  the
                         telecommunications   segment.   The  Company   performs
                         continuing   credit   evaluations   of  its  customers'
                         financial  condition  and  depending  on the  terms  of
                         credit,   the   amount  of  the  credit   granted   and
                         management's  history with a customer,  the Company may
                         require the customer to pledge the purchased  equipment
                         as collateral  for the  receivable.  Senior  management
                         reviews  accounts  and  notes  receivable  on a regular
                         basis to determine if any such amounts will potentially
                         be  uncollectible.  The Company  includes  any balances
                         that are determined to be  uncollectible,  along with a
                         general reserve,  in its overall allowance for doubtful
                         accounts.  After all  attempts to collect a  receivable
                         have  failed,   the  receivable  is  written  off.  The
                         Company's  non-trade note receivable is  collateralized
                         by  the  assets  sold  and  is  supported  by  personal
                         guarantees  by  the  principals  of  the  debtor.   All
                         payments  on  such  note  are  current.  Based  on  the
                         information   available,    management   believes   the
                         Company's  allowance  for doubtful  accounts as of June
                         30,  2004  and  2003  is  adequate.   However,   actual
                         write-offs might exceed the recorded allowance.


INVENTORIES              Inventories  consist  principally of finished goods and
                         are valued at the lower of cost or market determined on the first-in first-out method.

                       DRYCLEAN USA, Inc. and Subsidiaries
                         Summary of Accounting Policies

EQUIPMENT,               Property and equipment are stated at cost. Depreciation
IMPROVEMENTS  AND        and  amortization  are  calculated on  accelerated  and
DEPRECIATION             straight-line methods over lives of five to seven years
                         for  furniture  and equipment and the life of the lease
                         for leasehold improvements for both financial reporting
                         and  income  tax   purposes,   except  that   leasehold
                         improvements are amortized over 31 years for income tax purposes.


ASSET IMPAIRMENTS        The  Company   accounts   for   long-lived   assets  in
                         accordance   with  the   provisions  of  the  Financial
                         Accounting   Standards  Board  ("FASB")   Statement  of
                         Financial   Accounting   Standard   ("SFAS")  No.  144,
                         "Accounting   for  the   Impairment   or   Disposal  of
                         Long-Lived   Assets."  This  statement   requires  that
                         long-lived assets and certain identifiable  intangibles
                         be reviewed for impairment  whenever  events or changes
                         in  circumstances  indicate that the carrying amount of
                         an  asset  may not be  recoverable.  Recoverability  of
                         assets to be held and used is measured by a  comparison
                         of the  carrying  amount of an asset to future net cash
                         flows  expected to be generated  by the asset.  If such
                         assets are considered to be impaired, the impairment to
                         be  recognized  is  measured by the amount by which the
                         carrying amount of the assets exceeds the fair value of
                         the assets.  Assets to be  disposed of are  reported at
                         the lower of the  carrying  amount or fair  value  less
                         estimated  costs to sell.  The Company  has  determined
                         that no assets had been  impaired  as of June 30,  2004
                         and 2003.

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

STOCK BASED              SFAS   No.    123,    "Accounting    for    Stock-Based
COMPENSATION             Compensation," as amended by SFAS No. 148,  "Accounting
                         for   Stock-Based   Compensation   -   Transition   and
                         Disclosure - An Amendment of FASB  Statement  No. 123."
                         requires  the Company to provide pro forma  information
                         regarding net earnings and net earnings per share as if
                         compensation  cost for the Company's  stock options had
                         been determined in accordance with the fair value based
                         method   prescribed   in  SFAS  No.  123.  The  Company
                         estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. No options were granted in fiscal year 2004 or 2003. Based on these assumptions, under the accounting provisions of SFAS No. 123, the Company's net earnings and net earnings per common share would have been as follows:

                       DRYCLEAN USA, Inc. and Subsidiaries
                         Summary of Accounting Policies

                         Year ended June 30,                                          2004         2003
                         ---------------------------------------------------------------------------------

                         Earnings from  continuing operations, as reported     $   536,217    $ 546,134
                         Less: Total stock-based employee compensation
                         expense determined under fair value based method
                         for all awards                                            (4,500)      (14,377)
                         ---------------------------------------------------------------------------------
                         Pro forma earnings from continuing operations         $   531,717    $ 531,757
                         ---------------------------------------------------------------------------------

                         Earnings  per  common  share  from   continuing
                         operations:

                             Basic -   As reported                             $       .08    $     .08
                                       Pro forma                                       .08          .08
                             Diluted - As reported                                     .08          .08
                                       Pro forma                                       .08          .08
                         ---------------------------------------------------------------------------------

                         Earnings per common share:
                             Basic -   As reported                             $       .08    $     .09
                                       Pro forma                                       .08          .08
                             Diluted - As reported                                     .08          .09
                                       Pro forma                                       .08          .08
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

ADVERTISING COSTS        The Company  expenses the cost of advertising as of the
                         first  date  the  advertisement  is  run.  The  Company
                         expensed   approximately   $157,000   and  $179,000  of
                         advertising costs for the years ended June 30, 2004 and 2003, respectively.

FAIR VALUE OF FINANCIAL  The Company's financial instruments consist principally
INSTRUMENTS              of cash  and  cash  equivalents,  accounts  receivable,
                         lease receivables,  notes receivable,  accounts payable
                         and accrued  expenses and debt. Due to their relatively
                         short-term  nature  or  variable  rates,  the  carrying
                         amounts of such financial instruments,  as reflected in
                         the   accompanying    consolidated    balance   sheets,
                         approximate their estimated fair value. Their estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                       DRYCLEAN USA, Inc. and Subsidiaries
                         Summary of Accounting Policies

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

NEW ACCOUNTING           During May 2003, the FASB issued SFAS 150,  "Accounting
PRONOUNCEMENTS           for Certain Financial  Instruments with Characteristics
                         of  both   Liabilities   and  Equity,"   effective  for
                         financial  instruments  entered into or modified  after
                         May 31, 2003, and otherwise  effective at the beginning
                         of the first interim  period  beginning  after June 15,
                         2003. This Statement  establishes  standards for how an
                         issuer   classifies  and  measures  certain   financial
                         instruments  with  characteristics  of both liabilities
                         and  equity.  It  requires  that an issuer  classify  a
                         freestanding  financial  instrument  that is within its
                         scope   as  a   liability   (or  an   asset   in   some
                         circumstances).   Many  of   those   instruments   were
                         previously  classified  as  equity  or  in  a  separate
                         category  between  debt and equity in a balance  sheet.
                         Some of the provisions of this Statement are consistent
                         with the  current  definition  of  liabilities  in FASB
                         Concepts   Statement  No.  6,  "Elements  of  Financial
                         Statements". The Company does not participate in such transactions.

                         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6 "Effective Date of FASB Interpretation No. 46 Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if (i) the variable interest entity was created before February 1, 2003 and (ii) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. The adoption of FIN 46 did not have a material impact on the Company's financial position, liquidity or results of operations.

                       DRYCLEAN USA, Inc. and Subsidiaries
                         Notes to Consolidated Statement

1. INTANGIBLE ASSETS     Franchise,   trademark  and  other  intangible   assets
                         consist of the following:

                         ---------------------------------------------------------------------------------
                                                                Estimated
                                                             Useful Lives       JUNE 30,      June 30,
                                                               (in years)           2004          2003
                         ---------------------------------------------------------------------------------

                         Franchise license agreements                  10    $   529,500   $   529,500
                         Trademarks, patents and
                           tradename                                10-15        139,864       105,944
                         ---------------------------------------------------------------------------------
                         ---------------------------------------------------------------------------------
                                                                                 669,364       635,444
                         Less accumulated amortization                         (283,608)     (226,136)
                         ---------------------------------------------------------------------------------
                                                                             $   385,756   $   409,308
                         ---------------------------------------------------------------------------------

                         Amortization expense amounted to $57,472 in 2004 and $55,951 in 2003. Amortization expense is expected to remain relatively consistent during the next five years.

2. LEASE RECEIVABLES     Lease  receivables   result  from  customer  leases  of
                         equipment   under   arrangements   which   qualify   as
                         sales-type leases. At June 30, 2004 and 2003, future lease payments, net of deferred interest ($891 and $3,212 at June 30, 2004 and 2003, respectively), due under these leases amounted to $45,172 and $53,894, respectively.

3. EQUIPMENT AND         Major classes of equipment and improvements  consist of
   IMPROVEMENTS          the following:


                         June 30,                                                    2004              2003
                         ------------------------------------------------------------------------------------

                         Furniture and equipment                           $      695,836   $       670,262
                         Leasehold improvements                                   330,914           322,514
                         ------------------------------------------------------------------------------------
                                                                                1,026,750           992,776
                         Less accumulated depreciation and
                             amortization                                       (809,550)         (759,009)
                         ------------------------------------------------------------------------------------
                                                                           $      217,200   $       233,767
                         ------------------------------------------------------------------------------------

                         Depreciation   and   amortization   of  equipment   and
                         improvements amounted to $57,474 and $55,991 for the years ended June 30, 2004 and 2003, respectively.

4.  INCOME TAXES         Income taxes included in the consolidated statements of
                         operations is as follows:

                         Year ended June 30,                                        2004              2003
                         ------------------------------------------------------------------------------------

                         Continuing operations                            $      317,410    $      334,089
                         Gain on discontinued operations                               -            34,788
                         ------------------------------------------------------------------------------------
                                                                          $      317,410    $      368,877
                         ------------------------------------------------------------------------------------

                       DRYCLEAN USA, Inc. and Subsidiaries
                         Notes to Consolidated Statement

                         The following are the components of income taxes (benefit):

                         Year ended June 30,                                      2004                2003
                         -------------------------------------------------------------------------------------

                         Current
                             Federal                                $         252,183                $ 227,828
                             State                                             42,638                   38,895
                         -------------------------------------------------------------------------------------
                                                                              294,821                  266,723
                         -------------------------------------------------------------------------------------

                         Deferred
                             Federal                                           19,309                   87,134
                             State                                              3,280                   15,020
                         -------------------------------------------------------------------------------------
                                                                               22,589                  102,154
                         -------------------------------------------------------------------------------------
                                                                    $         317,410                $ 368,877
                         -------------------------------------------------------------------------------------

                         The reconciliation of income tax expense computed at the Federal statutory tax rate of 34% to income taxes (benefit) is as follows:

                         Year ended June 30,                                     2004               2003
                         ------------------------------------------------------------------------------------

                         Tax at the statutory rate                      $     290,233       $    330,708
                         State income taxes,
                            net of federal benefit                             31,086             35,584
                         Other                                                 (3,909)             2,585
                         ------------------------------------------------------------------------------------
                                                                        $     317,410       $    368,877
                         ------------------------------------------------------------------------------------

                         Deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes. Significant components of the Company's current and noncurrent deferred tax assets and liabilities are as follows:


                          Year ended June 30,                                       2004                2003
                          -----------------------------------------------------------------------------------

                          Current deferred tax asset (liability):
                              Allowance for doubtful accounts              $       48,919   $         77,142
                              Inventory capitalization                             63,742             47,454
                              Loss on sale of assets                                    -                753
                              Other                                               (15,043)            (6,824)
                          -----------------------------------------------------------------------------------
                                                                                   97,618            118,525
                          -----------------------------------------------------------------------------------

                          Noncurrent deferred tax asset (liability):
                              Depreciation                                        (12,825)            (5,075)
                              Amortization                                         39,684             33,616
                          -----------------------------------------------------------------------------------
                                                                                   26,859             28,541
                          -----------------------------------------------------------------------------------
                          Total net deferred income tax asset              $      124,477   $        147,066
                          -----------------------------------------------------------------------------------

                       DRYCLEAN USA, Inc. and Subsidiaries
                         Notes to Consolidated Statement

5.  CREDIT AGREEMENT AND In December 2001, the Company  entered into a bank loan
    TERM agreement with a facility LOAN consisting of a term loan of $960,000 and a revolving credit facility of $2,250,000, including a $1,000,000 letter of credit subfacility and $250,000 foreign exchange subfacility. At June 30, 2002, the Company owed $800,000 under the term loan. In May 2003, the Company prepaid the then outstanding balance ($533,333) of its term loan. Revolving credit borrowings are limited by a borrowing base of 60% of eligible accounts receivable and 60% of certain, and 50% of other, eligible inventories. Borrowings under the revolving credit facility bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate, are guaranteed by all of the Company's subsidiaries and are collateralized by substantially all of the Company's and its subsidiaries' assets. The revolving credit facility matures October 30, 2004. At June 30, 2004 and 2003, there were no outstanding borrowings under the line of credit. The loan agreement requires maintenance of certain earnings based and other financial ratios and contains other restrictive covenants. The loan agreement also contains limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments.

6. RELATED PARTY         The Company  leases  warehouse  and office space from a
   TRANSACTIONS          principal shareholder of the Company under an operating
                         lease which expires in October 2004. Annual rental expense under this lease approximates $83,200. The lease is renewable for a ten-year term at an amount to be agreed upon by the parties. The Company is in the process of renegotiating this lease.

                         In addition, in fiscal 2004, the Company paid a law firm, in which a director is of counsel, $43,500 for legal services performed.

7. CONCENTRATIONS OF     The  Company   places  its  excess  cash  in  overnight
   CREDIT  RISK          deposits with a large national bank.  Concentration  of
                         credit risk with respect to trade and lease receivables
                         is  limited  due to a large  customer  base.  Trade and
                         lease  receivables  are generally  collateralized  with
                         equipment sold. The note  receivable is  collateralized
                         by the assets sold and  subject to personal  guarantees
                         by the principals of the debtor. From time to time, the
                         Company  purchases   inventory  from  manufacturers  in
                         Europe. As a result,  the Company is exposed to foreign
                         currency  risk in Europe.  To mitigate  such risk,  the
                         Company  may  enter  into  foreign   exchange   forward
                         contracts to reduce its risk to foreign exchange losses
                         associated  with  commitments  to  purchase   equipment
                         denominated in Euros. The Company does not designate such contracts as hedges and, accordingly, all changes in fair value associated with its forward contracts are recorded in cost of sales. At June 30, 2004 and 2003, the Company had no outstanding commitments to purchase foreign currency.

                       DRYCLEAN USA, Inc. and Subsidiaries
                         Notes to Consolidated Statement

8.  COMMITMENTS          In addition to the  warehouse  and office  space leased
                         from a principal  shareholder (see Note 6), the Company
                         leases two additional office and warehouse spaces under
                         operating  leases  expiring in December  2005 and March
                         2006.  As  of  June  30,  2004,  the  Company  is  also
                         obligated  under seven  leases for future dry  cleaning
                         stores  that  aggregate  $252,000 to $275,000 in annual
                         base rent per year for the next five years. The Company
                         anticipates  assigning  such  leases  to  dry  cleaning
                         franchisees   or  other   customers   when  the  leased
                         facilities are available for occupancy. Minimum future rental commitments for leases in effect at June 30, 2004 approximates the following:


                         Years ending June 30,
                         ---------------------------------------------------------------------------------

                         2005                                                         $        343,000
                         2006                                                                  296,000
                         2007                                                                  262,000
                         2008                                                                  269,000
                         2009                                                                  275,000
                         Thereafter                                                             12,000
                         ------------------------------------------------------------------------------
                            Total                                                            1,457,000
                         ---------------------------------------------------------------------------------

                         Rent expense aggregated $157,387 and $153,841 for the years ended June 2004 and 2003, respectively.

                         As of June 30, 2004, the Company had no outstanding letters of credit.

                         The Company, through its manufacturers, provides parts warranties for products sold. These warranties are the responsibility of the manufacturer. As such, warranty related expenses are insignificant to the consolidated financial statements.

9.  DEFERRED             The Company has a participatory  deferred  compensation
    COMPENSATION PLAN    plan wherein it matches employee contributions up to 1%
                         of  an   eligible   employee's   yearly   compensation.
                         Employees are eligible to participate in the plan after
                         three  months  of  service.   The  Company  contributed
                         approximately $9,000 and $10,000 to the Plan during 2004 and 2003, respectively. The plan is tax deferred under Section 401(k) of the Internal Revenue Code.

                       DRYCLEAN USA, Inc. and Subsidiaries
                         Notes to Consolidated Statement

10. EARNINGS PER SHARE   The following reconciles the components of the earnings
                         per share computation:

                         YEAR ENDED JUNE 30,                                                       2004
                         ---------------------------------------------------------------------------------

                                                                                                    PER
                                                                     INCOME         SHARES        SHARE
                                                                (NUMERATOR)  (DENOMINATOR)       AMOUNT
                         ---------------------------------------------------------------------------------

                         Earnings from continuing operations   $    536,217  $   7,009,188     $    .08

                         Effect of dilutive securities:
                            Stock options                                 -         22,872            -
                         ---------------------------------------------------------------------------------

                         Earnings plus assumed dilution        $    536,217  $   7,032,060     $    .08
                         ---------------------------------------------------------------------------------

                         YEAR ENDED JUNE 30,                                                       2003
                         ---------------------------------------------------------------------------------

                                                                                                    PER
                                                                     INCOME         SHARES        SHARE
                                                                (NUMERATOR)  (DENOMINATOR)       AMOUNT
                         ---------------------------------------------------------------------------------

                         Earnings from continuing operations   $    546,134  $   6,996,450     $    .08

                         Effect of dilutive securities:
                            Stock options                                 -              -            -
                         ---------------------------------------------------------------------------------

                         Earnings plus assumed dilution        $    546,134  $   6,996,450     $    .08
                         ---------------------------------------------------------------------------------

                         There were outstanding stock options to purchase 20,000 and 439,000, shares of the Company's common stock at June 30, 2004 and 2003, respectively, that were excluded in the computation of earnings per share for such years because the exercise prices of the options were at least the average market price of the Company's common stock for that year.

11.  DIVIDENDS           The Company  paid a $.05 per share  annual  dividend on
                         October 31, 2003 to  shareholders  of record on October
                         17,  2003.  No  dividends  were  paid on the  Company's
                         Common Stock during fiscal 2003. On September 27, 2004,
                         the Company's Board of Directors declared a dividend of
                         $.06 per share,  payable on November 1, 2004 to holders
                         of the Company's  Common Stock of record on October 15,
                         2004

12.  STOCK OPTIONS       The Company has stock option plans that  authorize  the
                         grant of  options  to  purchase  up to  500,000  shares
                         (until May 2010) of the Company's common stock to employees and consultants and options to purchase
                         100,000 shares (until August 2004) of the Company's common stock to new directors of the Company.

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

                       DRYCLEAN USA, Inc. and Subsidiaries
                         Notes to Consolidated Statement

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

                         Generally, options granted to date have been exercisable, on a cumulative basis, as to one-fourth of the shares covered thereby on the first anniversary of grant and one-fourth on the next three anniversaries of grant. There were no stock options granted in fiscal 2004. Options granted under the plans terminate upon a merger in which the Company is not the surviving corporation or in which shareholders before the merger cease to own at least 50% of the combined voting power in the elections of directors of the surviving corporation, the sale of substantially all of the Company's assets or the liquidation or dissolution of the Company, unless other provision is made by the board of directors.

                         A summary of options under the Company's stock option plans as of June 30, 2004, and changes during the year then ended is presented below:

                                                                                              WEIGHTED
                                                                                               AVERAGE
                                                                                              EXERCISE
                                                                                SHARES           PRICE
                         --------------------------------------------------------------------------------

                         Outstanding at beginning of year                      439,000       $    1.02
                         Granted                                                     -               -
                         Exercised                                              18,000            1.00
                         Expired                                              (371,000)           1.00
                         --------------------------------------------------------------------------------
                         Outstanding at end of year                             50,000       $    1.36
                         Options exercisable at year-end                        50,000       $    1.36
                         Options available for future grant at year-end (a)    500,000
                         --------------------------------------------------------------------------------

                         (a) Excludes shares subject to Stock Option Plan which expired as to future grants in August 2004.

                       DRYCLEAN USA, Inc. and Subsidiaries
                         Notes to Consolidated Statement

                         A summary of options under the Company's stock option plans as of June 30, 2003, and changes during the year then ended is presented below:

                                                                                               WEIGHTED
                                                                                               AVERAGE
                                                                                               EXERCISE
                                                                                SHARES           PRICE
                         --------------------------------------------------------------------------------

                         Outstanding at beginning of year                      522,750       $    1.04
                         Granted                                                     -               -
                         Expired                                               (83,750)           1.05
                         --------------------------------------------------------------------------------

                         Outstanding at end of year                            439,000       $    1.02
                         --------------------------------------------------------------------------------

                         Options exercisable at year-end                       436,500       $    1.02
                         --------------------------------------------------------------------------------

                         The following table summarizes information about stock option plan and non-plan options outstanding at June 30, 2004:

                                                          Weighted
                                             Number        Average      Weighted        Number    Weighted
                             Range of   Outstanding      Remaining      Average    Exercisable    Average
                             Exercise            at    Contractual      Exercise            at    Exercise
                               Prices       6/30/04           Life        Price        6/30/04      Price
                         -----------------------------------------------------------------------------------

                           $ .91-$1.00       30,000      .57 YEARS    $     .94         30,000  $     .94
                           $     2.00        20,000      .35 YEARS    $    2.00         20,000  $    2.00
                         -----------------------------------------------------------------------------------

13. DISCONTINUED         In May  2002,  the  Company  initiated  a plan  to sell
    OPERATIONS           substantially all of the operating assets  (principally
                         inventory, equipment and intangible assets) of its Metro-Tel segment, which was engaged in the manufacture and sale of telephone test equipment.

                         The sale, to an unaffiliated purchaser, closed July 31, 2002. The purchase price was $800,000 which was payable $250,000 in cash and a $550,000 promissory note, bearing interest at prime + 1%, (5.25% at June 30,
                         2004) and payable monthly over 42 months commencing October 1, 2002. Transaction costs were approximately $40,000. The promissory note is guaranteed by certain companies affiliated with the purchaser and the purchaser's and the affiliates' principal shareholders and is collateralized by the operating assets of the purchaser and the affiliated companies. The Company has agreed to subordinate payment of the promissory note, obligations of the affiliated companies of the purchaser under their guarantees and the collateral granted by the purchaser and the affiliated companies to the obligations of the purchaser and the affiliated companies to two bank lenders. The purchaser prepaid $50,000 of the note in 2003. As of June 30, 2004, there was $225,000 outstanding under this note. Principal payments on this note are scheduled to be collected as follows:

                       DRYCLEAN USA, Inc. and Subsidiaries
                         Notes to Consolidated Statement

                          Years ending June 30
                          ---------------------------------------------------------------------------------
                          2005                                                                   $ 157,143
                          2006                                                                      67,857
                          ---------------------------------------------------------------------------------
                                                                                                 $ 225,000
                          ---------------------------------------------------------------------------------

                         The Company retained all of the segment's accounts receivable, cash and liabilities existing at the time of closing and agreed to a three-year covenant not to compete with the purchaser.

                         In connection with the sale, the Company accrued costs, including estimated lease termination costs, aggregating approximately $184,000 at June 30, 2002. Additionally, the Company recorded a provision of $718,000 to reduce the carrying value of assets sold to their estimated net realizable value at June 30, 2002. The estimated loss on sale of the discontinued operation, net of income tax benefit, recorded as of June 30, 2002 was $555,000.

                         During the year ended June 30, 2003, the Company settled certain of these estimated costs, including lease termination fees and professional fees for amounts less than previously estimated. Accordingly, the Company recognized a gain on disposal of approximately $58,000, net of taxes in fiscal 2003.


14. SEGMENT INFORMATION  The   Company's   reportable   segments  are  strategic
                         businesses that offer different  products and services.
                         They are managed separately because each business requires different technology and marketing strategies.

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

                       DRYCLEAN USA, Inc. and Subsidiaries
                         Notes to Consolidated Statement

                         Financial   information  for  the  Company's   business
                         segments is as follows:

                         Year ended June 30,                                         2004            2003
                         ----------------------------------------------------------------------------------
                         Revenues:
                            Commercial and industrial laundry and dry
                              cleaning equipment                          $    14,396,031  $   14,180,799
                            License and franchise operations                      276,234         336,668
                         ---------------------------------------------------------------------------------
                         Total revenues                                   $    14,672,265  $   14,517,467
                         ----------------------------------------------------------------------------------

                         Operating income (loss):
                            Commercial and industrial laundry
                              and dry cleaning equipment                  $       904,640  $    1,013,611
                           License and franchise operations                       170,207         112,893
                           Corporate                                             (245,030 )      (250,444 )
                         ----------------------------------------------------------------------------------
                         Total operating income                           $       829,817  $      876,060
                         ----------------------------------------------------------------------------------

                         Identifiable assets:
                            Commercial and industrial laundry
                              and dry cleaning equipment                  $     6,325,915  $    5,498,438
                            License and franchise operations                      655,744         759,750
                            Corporate                                             442,462         737,454
                         ----------------------------------------------------------------------------------
                         Total assets                                     $     7,424,121  $    6,995,642
                         ---------------------------------------------------------------------------------

                         For the years ended June 30, 2004 and 2003, export revenues, principally to the Caribbean and Latin America, aggregated approximately $2,340,000 and $2,720,000, respectively, of which approximately $2,209,000 and $2,596,000, respectively, related to the commercial and industrial laundry and dry cleaning equipment segment. All such sales are denominated in U.S. Dollars and, accordingly, the Company is not exposed to risks of foreign currency fluctuations as a result of such sales.

                         No single customer accounted for more than 10% of the Company's revenues in fiscal 2004 or 2003.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         --------------------------------------------------

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.
         -----------------------

         As of the end of the period covered by this report, management of the Company, with the participation of the Company's principal executive officer and the Company's principal financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including those officers, to allow timely decisions regarding required disclosure.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
         -------------------------------------------------------------

         The following information is presented with respect to the background of each of the directors and executive officers of the Company:

         Michael S. Steiner, 48, has been President, Chief Executive Officer and a director of the Company since the effectiveness of the Merger on November 1, 1998 and of Steiner since 1988.

         Alan I. Greenstein, 48, has been Executive Vice President and Chief Operating Officer of the Company since May 2004. Since February 2001, Mr. Greenstein has been Vice President and a principal shareholder of South Florida Transport, Inc., a south Florida Thrifty Car rental franchisee. From October 1995 until it was sold in 2000, he was President and principal stockholder of Professional Cleaners, Inc., an operator of a south Florida chain of drycleaning and laundry stores, and, since August 2003, has been President and a principal shareholders of AIGTC, Inc., which reacquired this business. Since he joined the Company, Mr. Greenstein has been a full time employee of the Company.

         William K. Steiner, 74, has been a director of the Company since the effectiveness of the Merger on November 1, 1998 and Chairman of the Board of Steiner since he founded Steiner in 1960.

         Venerando J. Indelicato, 71, was President of the Company from December 1967 until the effectiveness of the Merger on November 1, 1998 and has been Treasurer and Chief Financial Officer of the Company since December 1969.

         Lloyd Frank, 79, has been a director of the Company since 1977. Mr. Frank was a member of the law firm of Jenkens & Gilchrist Parker Chapin LLP and its predecessor from 1977 until the end of 2003 and has been of counsel to that firm since January 2004. The Company retained Jenkens & Gilchrist Parker Chapin LLP during the Company's last fiscal year and is retaining that firm during the Company's current fiscal year. Mr. Frank is also a director of Park Electrochemical Corp. and Volt Information Sciences, Inc.

         David Blyer, 44, has served as a director of the Company since the effectiveness of the Merger on November 1, 1998. Mr. Blyer was Chief Executive Officer and President of Vento Software, a developer of software for specialized business applications, from 1994, when he co-founded that company, until mid-2002. Since that time, Mr. Blyer has been an independent consultant.

         Alan M. Grunspan, 44, has served as a director of the Company since May 1999. Mr. Grunspan has been a member of the law firm of Kaufman Dickstein & Grunspan P. A. since 1991.

         Stuart Wagner, 72, has served as a director of the Company since the effectiveness of the Merger on November 1, 1998. From 1975 to 1997, Mr. Wagner served as President of Wagner Products Corp., a manufacturer and distributor of products in the HVAC industry, a company which he founded, and served as a consultant to Diversified Corp., which acquired Wagner Products Corp., from 1997 until 1999 .

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

         The following information is presented with respect to the background of each person who is not an executive officer but who is expected to continue to make a significant contribution to the Company:

         Osvaldo Rubio, 41, has served as Vice President and Director of Sales for the Export Department of Steiner since joining Steiner in May 1993.

         Ronald London, 71, has served as Vice President, primarily oversees sales of the retail Dry Cleaning Equipment Department of Steiner since joining Steiner in September 1992.

         The balance of the information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 10. EXECUTIVE COMPENSATION.
         ----------------------

         The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
         --------------------------------------------------------------

         The following table sets forth certain information, as at June 30, 2004, with respect to the Company's equity compensation plans:

                                                                                             NUMBER OF SECURITIES
                                    NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE         REMAINING AVAILABLE FOR
                                     ISSUED UPON EXERCISE OF       EXERCISE PRICE OF           FUTURE ISSUANCE
                                       OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,    UNDER EQUITY COMPENSATION
        PLAN CATEGORY                  WARRANTS AND RIGHTS        WARRANTS AND RIGHTS               PLANS
        -------------                  -------------------        -------------------               -----
Equity compensation plans
approved by security holders.                     50,000 (a)             $1.36                      560,000 (b)

Equity compensation plans
not approved by security
holders......................                          0                    --                            0
                                   -----------------------------------------------------------------------------------
  Total......................       50,000                               $1.36            560,000
                                   ===================================================================================

(a) Includes 10,000 and 40,000 (10,000 of which have been exercised since June 30, 2004) shares subject to options granted under the Company's 1991 Stock Option Plan under which no future options may be granted and the Company's 1994 Non-Employee Director Stock Option Plan (the "1994 Plan"), respectively.

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

The balance of the information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

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

4(a)(1)(C)     Letter  agreement  dated October 11, 2002 between the Company and
               Wachovia (Exhibit 4.01 to the Company's  Quarterly Report on Form
               10-QSB  for the  quarter  ended  September  30,  2002,  File  No.
               0-9040).

4(a)(1)(D)     Letter  agreement  dated October 22, 2003 between the Company and
               First  Union   National  Bank  (Exhibit  4.01  to  the  Company's
               Quarterly  Report on Form 10-QSB for the quarter ended  September
               30, 2003. file No. 0-9040.)

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

10(c)(3)+      The  Company's  2000  Stock  Option  Plan.  (Exhibit  99.1 to the
               Company's   Registration   Statement   on  Form  S-8,   File  No.
               333-37582).

*14            Code  of  Ethics  for  Principal  Executive  Officer  and  Senior
               Financial Officers.

21 Subsidiaries of the Company. (Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 0-9040.)

*23            Consent  of  BDO  Seidman,  LLP,  Independent  Registered  Public
               Accounting Firm.

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

              (b) Reports on Form 8-K

         During the quarter ended June 30, 2004, the Company furnished one report on Form 8-K, dated (date of earliest event reported) May 13, 2004, reporting under Item 5, Other Events and Item 12, Results of Operations and
Financial Condition. After the end of the quarter ended June 30, 2004, the Company filed a report on Form 8-K dated (date of earliest event reported) July 22, 2004 reporting under Item 5, Other Events, and Item 7, Financial Statements and Exhibits. No financial statements were filed with those reports.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DRYCLEAN USA, Inc.

Dated: September 27, 2004
                                      By: /s/ Michael S. Steiner
                                           Michael S. Steiner
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the day of September, 2004.

Signature                           Capacity                                    Date
---------                           --------                                    ----

/s/ Michael S. Steiner              President, Chief Executive Officer          September 27, 2004
--------------------------------    (Principal Executive Officer) and
Michael S. Steiner                  Director


/s/ Venerando J. Indelicato         Chief Financial Officer                     September 27, 2004
--------------------------------    (Principal Financial and Accounting
Venerando J. Indelicato             Officer) and Director


/s/ David Blyer                     Director                                    September 27, 2004
--------------------------------
David Blyer


/s/ Lloyd Frank                     Director                                    September 27, 2004
--------------------------------
Lloyd Frank


/s/ Alan M. Grunspan                Director                                    September 27, 2004
--------------------------------
Alan M. Grunspan


/s/ William K. Steiner              Director                                    September 27, 2004
--------------------------------
William K. Steiner


/s/ Stuart Wagner                   Director                                    September 27, 2004
--------------------------------
Stuart Wagner


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

4(a)(1)(C)     Letter  agreement  dated October 11, 2002 between the Company and
               Wachovia (Exhibit 4.01 to the Company's  Quarterly Report on Form
               10-QSB  for the  quarter  ended  September  30,  2002,  File  No.
               0-9040).

4(a)(1)(D)     Letter  agreement  dated October 22, 2003 between the Company and
               First  Union   National  Bank  (Exhibit  4.01  to  the  Company's
               Quarterly  Report on Form 10-QSB for the quarter ended  September
               30, 2003. file No. 0-9040.)

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

10(c)(3)+      The  Company's  2000  Stock  Option  Plan.  (Exhibit  99.1 to the
               Company's   Registration   Statement   on  Form  S-8,   File  No.
               333-37582).

*14            Code  of  Ethics  for  Principal  Executive  Officer  and  Senior
               Financial Officers.

21 Subsidiaries of the Company. (Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 0-9040.)

*23            Consent  of  BDO  Seidman,  LLP,  Independent  Registered  Public
               Accounting Firm.

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