Form 10QSB
period 2004-09-30
DRYCLEAN USA INC
filed 2004-11-12
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

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

                                 Not Applicable
                                  (Former name)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X       No
                                                             ----       ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 7,024,450 shares outstanding as of November 8, 2004.

Transitional Small Business Disclosure Format:       Yes               No  X
                                                         --------         ------

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

DRYCLEAN USA, Inc.
Condensed Consolidated Statements of Income


------------------------------------------------------------------------------------------------
                                                              For the three months ended
                                                                     September 30,
                                                               2004                  2003
                                                           (UNAUDITED)            (Unaudited)
------------------------------------------------------------------------------------------------
Net sales                                               $       4,045,173       $    3,115,281
Development fees, franchise and license fees,
      commissions and other income                                187,398              184,580
------------------------------------------------------------------------------------------------

             Total revenues                                     4,232,571            3,299,861

Cost of sales                                                   3,075,936            2,247,725
Selling, general and administrative expenses                      965,280              912,922
Research and development expenses                                   7,550                9,550
------------------------------------------------------------------------------------------------

                                                                4,048,766            3,170,197

Operating income                                                  183,805              129,664

Interest income                                                     3,758                8,935
------------------------------------------------------------------------------------------------

Earnings before income taxes                                      187,563              138,599
Provision for income taxes                                         75,025               55,440

------------------------------------------------------------------------------------------------
             Net earnings                               $         112,538       $       83,159
------------------------------------------------------------------------------------------------

Basic and diluted earnings per share (Note 2)           $             .02       $          .01
================================================================================================

Weighted average number of shares:
      of common stock outstanding (Note 2)
             Basic                                              7,019,232            6,996,450
             Diluted                                            7,031,385            6,996,450
================================================================================================

DRYCLEAN USA, Inc
Condensed Consolidated Balance Sheets

ASSETS

------------------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,          June 30,
                                                               2004                 2004
                                                           (UNAUDITED)
------------------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents                         $      1,797,994       $      1,742,251
      Accounts and trade notes                                 1,623,654              1,600,087
         receivable, net
      Inventories                                              3,158,076              2,971,803
      Note receivable-current                                    157,143                157,143
      Lease receivables                                           12,176                 35,172
      Deferred income taxes                                       97,618                 97,618
      Other current assets                                       158,239                112,375
------------------------------------------------------------------------------------------------

           Total current assets                                7,004,900              6,716,449

Note receivable, less current portion                             28,572                 67,857

Lease receivables, due after one year                              7,000                 10,000

Equipment and improvements, net                                  219,273                217,200


Franchise, trademarks and other
    intangible assets, net                                       372,180                385,756
Deferred income taxes                                             26,859                 26,859
------------------------------------------------------------------------------------------------

                                                        $      7,658,784       $      7,424,121
================================================================================================

DRYCLEAN USA, Inc.
Condensed Consolidated Balance Sheets

LIABILITIES AND
SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,         June 30,
                                                               2004                2004
                                                           (UNAUDITED)
-------------------------------------------------------------------------------------------------
Current Liabilities
      Accounts payable and accrued expenses             $     1,066,565        $     1,228,062
      Customer deposits and other                               768,639                550,042
      Income taxes payable                                       56,896                  1,871
      Dividends payable (Note 5)                                421,467                      -
-------------------------------------------------------------------------------------------------
           Total current liabilities                          2,313,567              1,779,975
-------------------------------------------------------------------------------------------------

Total liabilities                                             2,313,567              1,779,975

Shareholders' Equity
      Common stock, $.025 par value,
         15,000,000 shares authorized;
         7,055,500 and 7,045,500 shares
         issued and outstanding at
         September 30, 2004 and June 30,
         2004 respectively, including shares
         held in treasury                                       176,388                176,138
      Additional paid-in capital                              2,075,870              2,066,120
      Retained earnings                                       3,095,979              3,404,908
      Treasury stock, 31,050 shares
         at cost                                                 (3,020)                (3,020)
-------------------------------------------------------------------------------------------------

Total shareholders' equity                                    5,345,217              5,644,146
-------------------------------------------------------------------------------------------------

                                                        $     7,658,784        $     7,424,121
=================================================================================================

DRYCLEAN USA, Inc.
Condensed Consolidated Statements of Cash Flows

------------------------------------------------------------------------------------------------------------
                                                                         For the three months ended
                                                                                September 30,
                                                                         2004                   2003
                                                                      (UNAUDITED)            (Unaudited)
------------------------------------------------------------------------------------------------------------
Operating activities:
   Net earnings                                                    $        112,538       $          83,159

   Adjustments to reconcile net earnings to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                          29,064                  29,055
      Bad debt expense                                                          679                     714
      (Increase) decrease in operating assets:
          Accounts, notes and lease receivables                               1,750                  43,562
          Inventories                                                      (186,273)               (250,943)
          Other current assets                                              (45,864)                (37,840)
          Refundable income taxes                                                 -                  (6,635)
      Increase (decrease) in operating liabilities:
          Accounts payable and accrued expenses                            (161,501)                133,506
          Customer deposits and other                                       218,597                  47,796
          Income taxes payable                                               55,025                (112,925)
------------------------------------------------------------------------------------------------------------

Net cash provided (used) by operating activities                             24,015                 (70,551)
------------------------------------------------------------------------------------------------------------


Investing activities:
   Capital expenditures, net                                                (16,766)                 (2,675)
   Payments received on note receivable                                      39,285                  26,192
   Patent and trademark expenditures                                           (791)                 (1,985)
------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                    21,728                  21,532

Financing activities:
   Proceeds from exercise of stock options                                   10,000                       -
------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                    10,000                       -
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         55,743                 (49,019)
Cash and cash equivalents at beginning of period                          1,742,251               1,614,141
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                         $      1,797,994       $       1,565,122
===========================================================================================================

Supplemental disclosures of cash flow
   information
      Cash paid during the period for:
          Income taxes                                             $         20,000       $        175,000
          Dividends declared and not paid                          $        421,467                350,963


                               DRYCLEAN USA, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

NOTE (1) - GENERAL: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004. The June 30, 2004 balance sheet information, contained herein, was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB as of that date.

NOTE (2) - EARNINGS PER SHARE: Basic and diluted earnings per share for the three months ended September 30, 2004 and 2003 are computed as follows:

                                          For the three months ended
                                                 September 30,
                                            2004               2003

Basic
-----
Net earnings                          $     112,538     $      83,159
Weighted average shares
   outstanding                            7,019,232         6,996,450
------------------------------------------------------------------------

Basic earnings per share              $         .02     $         .01
------------------------------------------------------------------------
Diluted
-------
Net earnings                               $112,232           $83,159
Weighted average shares
outstanding                               7,019,232         6,996,450
Plus incremental shares
   from assumed
   exercise of
   stock options                             12,193                 -
------------------------------------------------------------------------
Diluted weighted average                  7,031,385         6,996,450
   common shares
------------------------------------------------------------------------
Diluted earnings per
   share                              $         .02     $         .01
========================================================================

No stock options were excluded at September 30, 2004. There were 439,000 stock options outstanding at September 30, 2003 that were excluded in the computations of earnings per share because the exercise prices of the options were at least the average market prices of the Company's common stock during these periods.

NOTE (3) - REVOLVING CREDIT LINE: On October 28, 2004, the Company received an extension until October 30, 2005 of its existing $2,250,000 revolving line of credit facility. In addition, on October 28, 2004, the Loan Agreement, dated as of December 19, 2001, as amended, under which the revolving line of credit facility was established, was amended to eliminate the borrowing base restriction on borrowings under the revolving credit facility, thereby enabling the Company to borrow up to the full $2,250,000 amount available under that facility regardless of the Company's levels of accounts receivable and inventories. The Company's obligations under the facility continue to be guaranteed by the Company's subsidiaries and collateralized by substantially all of the Company's and its subsidiaries' assets.

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

                                                      For the three months
                                                       ended September 30,
                                                      2004             2003
--------------------------------------------------------------------------------
Net earnings, as reported                        $    112,538    $     83,159
Less: Fair value of employee stock
compensation                                                -         (10,783)
--------------------------------------------------------------------------------
Pro forma net earnings                           $    112,538    $     72,376


Earnings per common share:
Net earnings as reported - Basic
   and diluted                                   $        .02    $        .01
Net earnings, pro forma - Basic
   and diluted                                   $        .02    $        .01

There were no options granted during the three months ended September 30, 2004. In August 2004, a director exercised an option to purchase 10,000 shares of the Company's common stock at an exercise price of $1.00 per share.

NOTE (5) - CASH DIVIDENDS: On September 27, 2004, the Company's Board of Directors declared a $.06 per share cash dividend ( an aggregate of approximately $421,467) which was paid on November 1, 2004 to shareholders of record on October 15, 2004

NOTE (6) SEGMENT INFORMATION: The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

Financial information for the Company's business segments is as follows:

                                                              For the three months ended
                                                                    September 30,
---------------------------------------------------------------------------------------------
                                                            2004                   2003
                                                         (UNAUDITED)            (Unaudited)
---------------------------------------------------------------------------------------------
Revenues:
    Commercial and industrial laundry and dry
      cleaning equipment                              $     4,135,146     $        3,183,320
    License and franchise operations                           97,425                116,541

---------------------------------------------------------------------------------------------
Total revenues                                        $     4,232,571     $        3,299,861
---------------------------------------------------------------------------------------------

Operating income (loss):
    Commercial and industrial laundry and dry
      cleaning equipment                              $       167,402     $           76,731
    License and franchise operations                           79,558                 93,120
    Corporate                                                 (63,155)               (40,187)
---------------------------------------------------------------------------------------------
Total operating income (loss)                         $       183,805     $          129,664
---------------------------------------------------------------------------------------------

                                                           September 30,         June 30,
                                                               2004                2004
                                                            (Unaudited)
Identifiable assets:
    Commercial and industrial laundry and dry
      cleaning equipment                              $      6,517,132    $        6,325,915
    License and franchise operations                           733,073               655,744
    Corporate                                                  408,579               442,462
---------------------------------------------------------------------------------------------
Total assets                                          $      7,658,784    $        7,424,121

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

During May 2003, the FASB issued SFAS 150," Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity or in a separate category between debt and equity in a balance sheet. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The Company does not participate in such transactions.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW
--------

As previously reported, in June 2004, the Company obtained an expansion of the territory in which it acts as a distributor for certain laundry products to cover most of Florida as another distributor ceased operations and added two experienced sales engineers in June 2004 to adequately cover the expanded territory and to expand sales of the other products marketed by the Company in that geographic area.

The first quarter of fiscal 2005 was the first full quarter that the Company operated under the conditions of the expanded sales territory with increased sales staff with representation in Orlando, Jacksonville and Tampa Bay, Florida, in addition to its previous territory of southeastern Florida. The results were optimistic with sales increasing by 29.8% over the same period of last year. Despite a reduced gross profit margin, the Company increased its net income by 35.3% over the first quarter of fiscal 2004. Except for an increase in salaries due to the additional staff, selling, general and administrative expenses remained essentially flat as costs were kept under control, resulting in an improvement of overall selling, general and administrative expenses as a percentage of total revenues.

As a consequence of the expansion, the Company services a greater number of customers who have placed increased sales orders resulting in an increase in customer deposits of $386,637 and increased inventories of $330,195 at September 30, 2004 compared to September 30, 2003. It is expected that inventory levels will be maintained and possibly increased, depending on sales conditions. Cash on hand should be adequate to fund this increase, as well as pay a $.06 per share dividend (an aggregate of $421,467) on November 1, 2004 to shareholders of record on October 15, 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first quarter of fiscal 2005, cash increased by $55,743 compared to a decrease in cash of $49,019 for the same period of fiscal 2004. The following summarizes the Company's Consolidated Statement of Cash Flows.

                                            Three Months Ended September 30,
                                              2004                   2003
------------------------------------------------------------------------------
Net cash provided (used) by:
     Operating activities                    $24,015               $(70,551)
     Investing activities                     21,728                 21,532
     Financing activities                     10,000                      -

Operating activities for the three months ended September 30, 2004 provided cash of $24,015, which was contributed principally by the Company's net earnings of $112,538 and the non-cash expenses for depreciation and amortization of $29,064. Changes in operating assets and liabilities since June 30, 2004 used cash of $118,266 mostly to fund an increase in inventories of $186,273 and a reduction in accounts payable and accrued expenses of $161,501. An increase in customer deposits of $218,597 and an increase in income taxes payable of $55,025 offset this usage of cash. The increase in inventory was needed to service the expanded sales territory. As a consequence of this expanded territory the Company acquired many new customers who placed sales orders thereby increasing customer deposits and sales during the period.

Operating activities for the three months ended September 30, 2003 used net cash of $70,551. The Company's net earnings ($83,159), together with non-cash expenses for depreciation and amortization ($29,055) and a provision for bad debt ($714) produced an aggregate of $112,928 of cash. However, changes in operating assets and liabilities used cash of $183,479, mostly to support increases in inventories ($250,943), other assets ($37,840) and refundable income taxes ($6,635) and as a result of a decrease in income taxes payable ($112,925). The inventory increase was to take advantage of higher discounts from the Company's vendors and an increase in incoming order activity. Partially offsetting these uses of cash was cash provided by a decrease in accounts, trade notes and lease receivables ($43,562) and an increase in accounts payable and accrued expenses ($133,506) and customer deposits ($47,796).

Investing activities for the first quarter of fiscal 2005 provided cash of $21,728 mainly as a result of payments ($39,285) received on a note from the sale of the Company's telecommunications segment, which was partially offset by expenditures for capital equipment ($16,766) and patent and trademark work ($791). Cash of $21,532 was provided during the first quarter of fiscal 2004 as a result of payments received on the note ($26,192), offset, in part, by capital equipment purchases ($2,675) and patent work spending ($1,985). The difference in note payments between the two periods of $13,093 was attributed to a July 2003 payment which was received a month earlier in June 2003.

For the three months ended September 30, 2004, financing activities provided the Company with cash of $10,000 received from the exercise of a stock option to purchase 10,000 shares of the Company's common stock at an exercise price of $1.00 per share by a director of the Company.

On September 27, 2004, the Company's Board of Directors declared a $.06 per share annual dividend (an aggregate of $421,467) payable on November 1, 2004 to shareholders of record on October 15, 2004.

On October 28, 2004, the Company received an extension until October 30, 2005 of its existing $2,250,000 revolving line of credit facility. In addition, on October 28, 2004, the Loan Agreement, dated as of December 19, 2001, as amended, under which the revolving line of credit facility was established, was amended to eliminate the borrowing base restriction on borrowings under the revolving credit facility, thereby enabling the Company to borrow up to the full $2,250,000 amount available under that facility regardless of the Company's levels of accounts receivable and inventories. The Company's obligations under the facility continue to be guaranteed by the Company's subsidiaries and collateralized by substantially all of the Company's and its subsidiaries' assets.

The Company believes that its present cash position and cash it expects to generate from operations and cash borrowings available under its $2,250,000 line of credit will be sufficient to meet its operational needs.

OFF-BALANCE SHEET FINANCING
---------------------------

The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

RESULTS OF OPERATIONS
---------------------

                                                        Three Months Ended September 30,
                                                            2004                 2003
---------------------------------------------------------------------------------------------------------
Net sales                                               $     4,045,173     $      3,115,281       +29.8%
Development fees, franchise and
     license fees, commissions and
     other income                                               187,398              184,580      +  3.1%
---------------------------------------------------------------------------------------------------------
Total revenues                                          $     4,232,571     $      3,299,861       +28.3%

Revenues for the three month period ended September 30, 2004 increased by $932,710 (28.3%) over the same period of fiscal 2004. The increase in revenues was mostly in the commercial laundry and dry cleaning segment, which had a sales increase of $929,892 (29.8%). Sales increases were experienced in all product lines and was mostly attributable to the expanded laundry products territory and increased sales staff. The Company had increased parts sales of 17.7% and increased laundry sales equipment of 33.7%. In addition, boiler and dry cleaning equipment sales increased 179.1% and 2.4% respectively. Development, franchise and license fees also increased, by $2,818 (3.1%), in the first quarter of fiscal 2005 over the same period of last year. However, franchise and royalty fees continued to be affected by the unstable economy of South America. This category of revenues also include the Development and Brokerage divisions which contribute less than 1% of the Company's total revenues.

                                                             Three Months Ended September 30,
                                                                 2004                 2003
------------------------------------------------------------------------------------------------
As a percentage of sales:
     Cost of sales                                               76.0%                72.2%
As a percentage of revenues:
     Selling, general and administrative expenses                22.8%                27.7%
     Research and development                                      .2%                  .3%
     Total expenses                                              95.7%                96.1%

The increase in cost of goods sold as a percentage of sales was due to larger bulk sales which carry smaller margins and a strategically planned sales campaign to increase the Company's market share in the new territory.

Selling, general and administrative expenses increased by $52,358 (5.7%). However, as a percentage of revenues, these expenses decreased to 22.8% for the three month period ended September 30, 2004 compared to the 27.7% during the same period of fiscal 2004. The dollar increase in expense was primarily due to the additional salary expense for a new executive officer and sales staff. The improvement in this category of expenses as a percentage of sales was due to the significant increase in sales.

Research and development expenses decreased by $2,000 (20.9%) during the first quarter of fiscal 2005 when compared to the first quarter of fiscal 2004. These expenses relate to the on-going research on the Green-Jet (R) and Multi-Jet(TM) technologies and their application to smaller machines for the dry cleaning market and the hotel industry.

The overall expenses of the Company, including costs of goods sold, were 95.7% of total revenues for the first quarter of fiscal 2005, compared to 96.1% for the same period of fiscal 2004, reflecting relatively stable overall costs spread over increased sales.

Interest income decreased by $5,177 (57.9%) for the first quarter of fiscal 2004 compared to the same period of fiscal 2003 due to the lower outstanding note receivable balance due to principal payments of a note received by the Company as part of the consideration for the sale of the Company's telecommunications segment in July 2002.

The effective tax rate used for both periods was 40%.

INFLATION
---------

Inflation has not had a significant effect on the Company's operations during any of the reported periods.

TRANSACTIONS WITH RELATED PARTIES
---------------------------------

The Company leases 27,000 square feet of warehouse and office space from William
K. Steiner, a principal stockholder, Chairman of the Board of Directors and a director of the Company, under a lease, which expires in October 2005. Annual rental under this lease is approximately $83,200. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

CRITICAL ACCOUNTING POLICIES
----------------------------

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company's results of operations are described in detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. In other cases, preparation of the Company's unaudited condensed consolidated financial statements for interim periods requires us to make estimates and assumptions that effect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. There can be no assurance that the actual results will not differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

During May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity or in a separate category between debt and equity in a balance sheet. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The Company does not participate in such transactions.

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

FORWARD LOOKING STATEMENTS
--------------------------

Certain statements in this Report are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as "may," "should," "seek," "believe," "expect," anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company's customers and suppliers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the equipment purchased by the Company; relative values of the United States currency to currencies in the countries in which the Company's customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; and the Company's ability to successfully introduce, market and sell at acceptable profit margins its new Green Jet(R) dry-wetcleaning(TM) machine and Multi-Jet(TM) dry cleaning machine; the Company's ability to implement changes in its business strategies and development plans; and the availability, terms and deployment of debt and equity capital if needed for expansion. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

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

Date:  November 10, 2004

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