Form 10QSB
period 2004-12-31
DRYCLEAN USA INC
filed 2005-02-14
CIK 65312

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2004

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
Yes X   No
   ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 7,024,450 shares outstanding as of February 4, 2004.

     Transitional Small Business Disclosure Format: Yes     No X
                                                       ---    ---

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                For the six months ended     For the three months ended
                                                         December 31,               December 31,
                                                     2004          2003          2004          2003
                                                           (Unaudited)              (Unaudited)
                                                  ----------    ----------    ----------    ----------
Sales                                             $8,890,503    $7,109,029    $4,845,330    $3,993,748
Development, franchise and license fees,
   commissions and other income                      484,291       332,143       296,893       147,563
                                                  ----------    ----------    ----------    ----------
Total revenues                                     9,374,794     7,441,172     5,142,223     4,141,311

Cost of goods sold                                 6,708,531     5,149,662     3,632,595     2,901,937
Selling, general and
   administrative expenses                         2,034,705     1,819,762     1,069,425       906,840
Research and development                              15,325        18,875         7,775         9,325
                                                  ----------    ----------    ----------    ----------
Total operating expenses                           8,758,561     6,988,299     4,709,795     3,818,102
                                                  ----------    ----------    ----------    ----------

       Operating income                              616,233       452,873       432,428       323,209

Interest income                                        6,436        12,539         2,678         3,604
                                                  ----------    ----------    ----------    ----------

Earnings before provision for taxes                  622,669       465,412       435,106       326,813
Provision for income taxes                           249,068       186,165       174,043       130,725

Net earnings                                      $  373,601    $  279,247    $  261,063    $  196,088
                                                  ==========    ==========    ==========    ==========

Basic and diluted earnings per share              $      .05    $      .04    $      .04    $      .03

                                                  ==========    ==========    ==========    ==========
Weighted average number of shares
   Basic                                           7,021,841     7,003,983     7,024,450     7,011,515
   Diluted                                         7,034,554     7,035,662     7,037,722     7,074,872
                                                  ==========    ==========    ==========    ==========


            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                       December 31, 2004     June 30, 2004
                                            ----------        ----------
                                            (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                   $  865,118        $1,742,251
Accounts and trade notes receivable, net     2,161,127         1,600,087
Inventories                                  3,258,055         2,971,803
Note receivable (Note 2)                       146,429           157,143
Lease receivables                               24,147            35,172
Deferred income tax asset                       97,618            97,618
Other assets, net                              155,605           112,375
                                            ----------        ----------

       Total current assets                  6,708,099         6,716,449

Lease receivables, due after one year            4,000            10,000
Note receivable, less current portion                -            67,857
Equipment and improvements - net               218,766           217,200
Franchise, trademarks and other
   intangible assets, net                      373,544           385,756
Deferred tax asset                              26,859            26,859
                                            ----------        ----------
                                            $7,331,268        $7,424,121
                                            ==========        ==========

            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            December 31, 2004  June 30, 2004
                                                                                -----------     -----------
                                                                               (Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses                                           $ 1,126,713     $ 1,228,062
Income taxes payable                                                                 77,939           1,871
Customer deposits                                                                   520,336         550,042
                                                                                -----------     -----------
       Total current liabilities                                                  1,724,988       1,779,975
                                                                                -----------     -----------
       Total liabilities                                                          1,724,988       1,779,975
                                                                                ===========     ===========


SHAREHOLDERS' EQUITY
Common stock, $.025 par value; 15,000,000 shares authorized; 7,055,500 and 7,045,500 shares issued and outstanding at December 31, 2004 and June 30, 2004, respectively,

   including shares held in treasury                                                176,388         176,138
Additional paid-in capital                                                        2,075,870       2,066,120
Retained earnings                                                                 3,357,042       3,404,908
Treasury stock, 31,050 shares at cost                                                (3,020)         (3,020)
                                                                                -----------     -----------
       Total shareholders' equity                                                 5,606,280       5,644,146
                                                                                -----------     -----------
                                                                                $ 7,331,268     $ 7,424,121
                                                                                ===========     ===========

            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six months ended    Six months ended
                                                             December 31, 2004   December 31, 2003
                                                                 (Unaudited)        (Unaudited)
                                                                 -----------        -----------
Operating activities:
   Net earnings                                                  $   373,601        $   279,247
     Adjustments to reconcile net earnings to net cash (used)
       provided by operating activities:
       Bad debt expense                                               21,181             10,296
       Depreciation and amortization                                  58,106             57,920
         (Increase) decrease in operating assets:

           Accounts, trade notes and lease receivables              (565,196)          (200,083)
           Inventories                                              (286,252)           (20,389)
           Other current assets                                      (43,230)          (214,280)

         Increase (decrease) in operating liabilities:
           Accounts payable and accrued expenses                    (101,349)           166,178
           Customer deposits                                         (29,706)           128,814
           Income taxes payable                                       76,068            (83,835)
                                                                 -----------        -----------
Net cash (used) provided by operating activities                    (496,777)           123,868
                                                                 -----------        -----------

Investing activities:
   Proceeds from note receivable                                      78,571             52,381
   Capital expenditures                                              (30,866)           (12,175)
   Patent and trademark expenditures                                 (16,594)            (1,985)
                                                                 -----------        -----------
Net cash provided by investing activities                             31,111             38,221
                                                                 -----------        -----------

Financing activities
   Dividends paid                                                   (421,467)          (350,723)
   Proceeds from exercise of stock options                            10,000             18,000
                                                                 -----------        -----------
Net cash used by financing activities                               (411,467)          (332,723)
                                                                 -----------        -----------
Net decrease in cash and cash equivalents                           (877,133)          (170,634)
Cash and cash equivalents at beginning of period                   1,742,251          1,614,141
                                                                 -----------        -----------
Cash and cash equivalents at end of period                       $   865,118        $ 1,443,507
                                                                 ===========        ===========

Supplemental information:
   Cash paid for income taxes                                    $   153,000     $   270,000

            See Notes to Condensed Consolidated Financial Statements

                                DRYCLEAN USA Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1) - General: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004. The June 30, 2004 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB as of that date.

Note (2) - Earnings Per Share: Basic and diluted earnings per share for the three and six months ended December 31, 2004 and 2003 are computed as follows:

                                          For the six months ended          For the three months ended
                                                December 31,                        December 31,
                                           2004              2003              2004              2003
                                        ----------        ----------        ----------        ----------
Basic
Net earnings                            $  373,601        $  279,247        $  261,063        $  196,088
Weighted average shares
    outstanding                          7,021,841         7,003,983         7,024,450         7,011,515
                                        ==========        ==========        ==========        ==========
Basic earnings per share                $      .05        $      .04        $      .04        $      .03
                                        ==========        ==========        ==========        ==========
Diluted
Net earnings                            $  373,601        $  279,247        $  261,063        $  196,088
Weighted average shares
outstanding                              7,021,841         7,003,983         7,024,450         7,011,515
Plus incremental shares
   from assumed
   exercise of
   stock options                            12,713            31,679            13,272            63,357
                                        ----------        ----------        ----------        ----------
Diluted weighted average
   common shares                         7,034,554         7,035,662         7,037,722         7,074,872
                                        ==========        ==========        ==========        ==========
Diluted earnings per
   share                                $      .05        $      .04        $      .04        $      .03
                                        ==========        ==========        ==========        ==========

Stock options to purchase 439,000 shares of the Company's common stock at December 31, 2003 were excluded in the computations of earnings per share because the exercise prices of the options were at least the average market prices of the Company's common stock during these periods.

Note (3) - Revolving Credit Line: On October 28, 2004, the Company received an extension, until October 30, 2005 of its existing $2,250,000 revolving line of credit facility (the "Loan Agreement"). In addition, the Loan Agreement was amended to eliminate the borrowing base restriction on borrowings under the revolving credit facility, thereby enabling the Company to borrow up to the full $2,250,000 amount available under the facility regardless of the Company's levels of accounts receivable and inventories. The Company's obligations under the facility continue to be guaranteed by the Company's subsidiaries and collateralized by substantially all the Company's and its subsidiaries' assets.

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

                                                            For the six months                 For the three months
                                                             ended December 31,                 ended December 31,
                                                          2004              2003               2004             2003
                                                      -----------        ---------         -----------        ---------
Net earnings, as reported                             $   373,601        $ 279,247         $   261,063        $ 196,088
Less:  Fair value of employee stock
           compensation                                         -           (3,000)                  -           (1,500)
                                                      -----------        ---------         -----------        ---------
Pro forma net earnings                                $   373,601        $ 276,247         $   261,063        $ 194,588
                                                      ===========        =========         ===========        =========

Earnings per common share:
Net earnings as reported - Basic
    and diluted                                       $       .05        $     .04         $       .04        $     .03
Net earnings, pro forma - Basic
    and diluted                                       $       .05        $     .04         $       .04        $     .03
                                                      ===========        =========         ===========        =========

There were no options granted during the six months ended December 31, 2004 and 2003. In August 2004, a director exercised an option to purchase 10,000 shares of the Company's common stock at an exercise price of $1.00 per share. In October 2003, two employees exercised options to purchase an aggregate of 18,000 shares of the Company's common stock for $1.00 per share. In November 2003, stock options to purchase an aggregate of 389,000 shares expired unexercised.

Note (5) - Cash Dividends: On September 27, 2004, the Company's Board of Directors declared a $.06 per share cash dividend (an aggregate of $421,467), which was paid on November 1, 2004 to shareholders of record on October 15, 2004. On September 26, 2003, the Company's Board of Directors declared a $.05 per share cash dividend (an aggregate of $350,723), which was paid on October 31, 2003 to shareholders of record on October 17, 2003.

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

Financial information for the Company's business segments is as follows:

                                                        For the six months ended               For the three months ended
                                                               December 31,                           December 31,
                                                        2004                2003                2004                2003
                                                               (Unaudited)                             (Unaudited)
                                                     -----------         -----------         -----------         -----------
Revenues:
   Commercial and industrial laundry and
     dry cleaning equipment                          $ 9,142,427         $ 7,264,761         $ 5,007,281         $ 4,081,441

   License and franchise operations                      232,367             176,411             134,942              59,870

                                                     -----------         -----------         -----------         -----------
Total revenues                                       $ 9,374,794         $ 7,441,172         $ 5,142,223         $ 4,141,311
                                                     -----------         -----------         -----------         -----------
Operating income (loss)
   Commercial and industrial laundry and
     dry cleaning equipment                          $   603,449         $   461,629         $   436,047         $   384,898

   License and franchise operations                      178,865             117,566              99,307              24,446

   Corporate                                            (166,081)           (126,322)           (102,926)            (86,135)
                                                     -----------         -----------         -----------         -----------
Total operating income                               $   616,233         $   452,873         $   432,428         $   323,209
                                                     -----------         -----------         -----------         -----------

                                                  December 31, 2004  June 30, 2004
                                                     (Unaudited)
                                                     ----------        ----------
Identifiable assets:
   Commercial and industrial laundry and
     dry cleaning equipment                          $6,290,170        $6,348,504

   License and franchise operations                     737,575           655,744

   Corporate                                            303,523           419,873

                                                     ----------        ----------
Total assets                                         $7,331,268        $7,424,121
                                                     ==========        ==========

Note (7) - New Accounting Pronouncements: In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123(R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

Note (8) - Subsequent Events: On January 3, 2005, the Company entered into a Patent License Agreement with Whirlpool Corporation ("Whirlpool") in which the Company granted Whirlpool an exclusive license until December 31, 2008 and thereafter a non-exclusive license to make and sell laundry appliances incorporating the Company's patent applications and other intellectual property related to fabric treatment technology for improving the drying and refreshing of garments in home clothes dryers. Under the agreement, Whirlpool is to pay, in the third quarter of fiscal 2005, a $350,000 one time payment. In addition, Whirlpool is to pay the Company a per unit royalty for dryers using the licensed technology that are sold during the three year period following the first sale following commercial production of dryers using the license technology, as well as a to-be-negotiated royalty with respect to the sale of licensed after market kits (to retrofit existing home dryers) for which the Company has retained marketing rights but granted Whirlpool a non-exclusive license.

Item 2:  Management's Discussion and Analysis or Plan of Operations

Overview

In June 2004, the Company obtained an expansion of the territory in which it acts as a distributor for certain laundry products to cover most of Florida. The Company added two experienced sales engineers and an experienced service technician to cover the expanded territory and to expand sales of the other products marketed by the Company in that geographical area.

During the six month and three month periods ended December 31, 2004, in which the Company has operated with the expanded territory, sales increased by 26.5% and 21.3%, respectively. Although gross profit margins were reduced due to larger volume sales and a strategically planned sales campaign, the Company still increased its operating income by 36.1% for the six month period and 33.8% for the three month period.

As expected, inventory levels have increased by $286,252 from June 30, 2004 to adequately service the increased sales and the greater number of customers. Accounts receivable increased by $565,196 as a result of the increase in sales. Expenses, have been kept under control, although sales payroll has increased as expected.

Cash on hand has been adequate to fund this expansion as well as pay the $.06 per share dividend ($421,467) on November 1, 2004 without the need to borrow against our credit facility.

In January 2005, the Company signed an exclusive license agreement of its Green Jet(R) dry-wetcleaning(TM) machine with Whirlpool Corporation ("Whirlpool"), licensing Whirlpool to make and sell laundry appliances incorporating the Company's patent applications and other intellectual property related to fabric treatment technology for improving the drying and refreshing of garments in home clothes dryers. Under the agreement, Whirlpool is to pay, in the third quarter of fiscal 2005, a $350,000 one time payment and is to pay royalties during the three year period following the introduction of Whirlpool manufactured products using this technology. After this period, Whirlpool will retain a non-exclusive license and the Company is free to license its technology to other manufacturers.

Liquidity and Capital Resources

Cash during the first six months of fiscal 2005 decreased by $877,133 compared to a decrease of $170,634 for the same period of fiscal 2004. The decrease in fiscal 2005 was mostly attributable to paying the Company's annual dividend ($421,467) and increases in accounts receivable and inventories ($365,113 and $265,863, respectively) as a result of the Company's expanded territory. The decrease in cash in fiscal 2004 was attributable to the $350,723 dividend paid in October 2003.

The following summarizes the Company's Consolidated Statement of Cash Flows.

                                     Six Months Ended December 31,
                                       2004              2003
                                     ---------         ---------
Net cash (used) provided by:
         Operating activities        $(496,777)        $ 123,868
         Investing activities           31,111            38,221
         Financing activities         (411,467)         (332,723)

Operating activities for the six month period ended December 31, 2004, used cash of $496,777. Changes in operating assets and liabilities used cash of $949,665, mostly as a result of heavy sales in December, which increased accounts, trade notes and lease receivables by $565,196, and an increase in inventories by $286,252 to support increased sales in the new territory. Additional uses of cash were due to decreases in accounts payable and accrued expenses ($101,349), and a decrease in customer deposits ($29,706). These uses were partially offset by cash provided by the Company's net earnings of $373,601, the non-cash expenses for depreciation and amortization of $58,106 and the provision for bad debts of $21,181. Additional cash was provided by an increase in income taxes payable ($76,068).

For the first six months of fiscal 2004, operating activities provided cash of $123,868. The Company's net earnings of $279,247, coupled with non-cash expenses for depreciation and amortization of $57,920, provided most of the cash. The provision for bad debts of $10,296 were substantially below the $75,651 allocated for the first six months of fiscal 2003, as a result of tighter control over our accounts receivable and an improving economy. Changes in operating assets and liabilities used cash of $223,595. An increase in accounts, trade notes and lease receivables used cash of $200,083 due to heavy sales in the December period, which also led to a $166,178 increase in accounts payable and accrued expenses to support goods purchased to fill those sales. Incoming orders were booked at a satisfactory rate as evidenced by an increase in customer deposits ($128,814). Other current assets used cash of $214,280 due to cash deposits advanced to foreign companies for the purchase of parts and equipment.

For the first six months of fiscal 2005, investing activities provided cash of $31,111 mainly as a result of payments ($78,571) received on a note from the sale of the Company's telecommunications segment. This increase was partially offset by capital expenditures of $30,966 and patent and trademark costs of $16,594. For the same period of fiscal 2004, investing activities provided cash of $38,221 mostly as a result of payments received on the note ($52,381) offset in part by capital expenditures of $12,175 and $1,985 for patent and trademark costs.

For the six months ended December 31, 2004, financing activities used cash of $411,467, to pay a $.06 per share cash dividend ($421,467) on November 1, 2004. This was partially offset by $10,000 received from the exercise of a stock option to purchase 10,000 shares of the Company's common stock at the exercise price of $1.00 per share by a director of the Company. Financing activities during the first half of fiscal 2004 used cash of $332,423 to pay a $.05 per share cash dividend ($350,723) on October 31, 2003. This was partially offset by the receipt of $18,000 from the exercise of employee stock options in October 2003.

On October 28, 2004, the Company received an extension until October 30, 2005 of its existing $2,250,000 revolving line of credit facility (the "Loan Agreement"). In addition, the Loan Agreement was amended to eliminate the borrowing base restriction on borrowings under the revolving credit facility, thereby enabling the Company to borrow up to the full $2,250,000 amount available under that facility regardless of the Company's levels of accounts receivable and inventories. The Company's obligations under the facility continue to be guaranteed by the Company's subsidiaries and collateralized by substantially all of the Company's and its subsidiaries' assets.

The Company believes that its present cash position and cash it expects to generate from operations and cash borrowings available under its $2,250,000 line of credit are sufficient to meet its current operational needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(c) of Regulation S-B.

Results of Operations

                                     Six months ended                                Three months ended
                                       December 31,                                     December 31,
                                                                 Percent                                        Percent
                                  2005           2004           Increase            2005            2004       Increase
                             --------------- -------------- ------------------- -------------- --------------- ----------
Sales                          $ 8,890,503   $ 7,109,029            25.1%       $ 4,845,330      $ 3,993,748      21.3%
Development fees,
  franchise and license
  fees, commissions and
  other income                     484,291        332,143           45.8%            296,893         147,563     101.2%
                             =============== ============== =================== ============== =============== ==========
      Total revenues           $ 9,374,794    $ 7,441,172           26.0%        $ 5,142,223      $4,141,311      24.2%
                             =============== ============== =================== ============== =============== ==========


Revenues for the six and three month periods ended December 31, 2004, increased by $1,933,622 (26.0%) and $1,000,912 (24.2%) respectively, over the same periods of fiscal 2004.

For the six and three month periods of fiscal 2005, revenues of the commercial laundry and dry cleaning segment increased by $1,877,666 (20.5%) and $925,840 (22.7%), respectively, over the comparable periods of fiscal 2004. Sales increases were experienced in all product lines and were mostly attributable to the expanded sales territory and increased number of sales staff. For the six month period of fiscal 2005, parts sales increased by 15.6%, laundry equipment increased 29.9%, boilers increased 73.7% and dry cleaning equipment increased 13.1%. Similar results were achieved for the three month period ended December 31, 2004, with an increase of 13.7% in parts sales, coupled with increases in laundry equipment sales (27.2%), boilers (14.4%) and dry cleaning equipment (21.4%).

Development, franchise and license fees increased by $152,145 (45.8%) and $149,330 (101.2%) for the six and three month periods, respectively, of fiscal 2005 over the same periods of fiscal 2004. This improved performance was attributable to an improved domestic economy.

                                                    Six months ended                      Three months ended
                                                       December 31                           December 31,
                                                2004                2003                2004              2003
                                                ----                ----                ----              ----
As a percentage of sales                        75.5%               72.4%               75.0%             72.7%
  Cost of goods sold

As a percentage of revenue
  Selling, general and
    administrative expenses                     21.7%               25.6%               20.8%             21.9%
Research and development                          .2%                 .3%                 .2%               .2%
Total expenses                                  93.4%               93.9%               91.6%             92.2%


Costs of goods sold, expressed as a percentage of sales, increased to 75.5% from 72.4% and 75.0% from 72.7% for the six and three month periods, respectively, of fiscal 2005 when compared to the same periods of fiscal 2004. The increased costs were due to larger volume sales which carry a smaller margin and a sales campaign to increase the Company's market share in the new territory.

Selling, general and administrative expenses increased by $214,943 (11.8%) and $162,585 (17.9%) for the six and three month periods, respectively, of fiscal 2005 compared to fiscal 2004 as the result of increased payroll costs associated with the increased number of sales and service staff. However, as a percentage of revenue, these categories of expenses decreased from 25.6% to 21.7% for the six month period and from 21.9% to 20.8% for the three month period due to the significant sales increase.

Research and development expenses, as a percentage of revenues, remained essentially flat and are a very small part of the total company operating expenses. These expenses relate to the ongoing research on the Green-Jet(R) technologies and the application of these technologies to smaller machines for the dry cleaning and hotel industry.

The overall expenses of the Company, as a percentage of revenues decreased for the first six months of fiscal 2005 to 93.4% from 93.9%. For the three month period these expenses decreased to 91.6% from 92.2%. Except for the increased sales and service expense which was planned in connection with the increase in sales, most expenses in this category did not increase to the same degree as the increased sales level.

Interest income declined for both periods of fiscal 2005 from the same periods in fiscal 2004 due to the lower outstanding balance on the note receivable received in connection with the sale of the telecommunications segment. This reduction was partially offset by an increase in interest rate applicable to this note.

The effective tax rate used in each period was 40%.

Inflation

Inflation has not had a significant effect on the Company's operations during any of the reported periods.

Transactions with Related Parties

The Company leases 27,000 square feet of warehouse and office space from William
K. Steiner, a principal stockholder, Chairman of the Board of Directors and a director of the Company, under a lease which expires in October 2005. Annual rental under this lease is approximately $83,200. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company's results of operations are described in detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. In other cases, preparation of the Company's unaudited condensed consolidated financial statements for interim periods requires the Company to make estimates and assumptions that effect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. There can be no assurance that the actual results will not differ from those estimates.

New Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123(R)) "Share-based payment". SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

Forward Looking Statements

Certain statements in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as "may," "should," "seek," "believe," "expect," anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the

Company's customers are located; industry conditions and trends, including supply and demand; changes in business strategies or development plans; the availability, terms and deployment of debt and equity capital; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the equipment purchased by the Company; relative values of the United States currency to currencies in the countries in which certain of the Company's customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; and the Company's ability to successfully market and sell at acceptable profit margins its Green Jet(R) dry-wetcleaning(TM) machine and Multi-Jet(TM) dry cleaning machine. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

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

Date:  February 11, 2005

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