Form 10QSB
period 2005-03-31
DRYCLEAN USA INC
filed 2005-05-16
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

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

                                 Not Applicable
                                  (Former name)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                             -----    ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 7,024,450 shares outstanding as of May 2, 2005.

Transitional Small Business Disclosure Format:       Yes               No  X
                                                         --------         ------

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------------------------------------------
                                                     For the nine months ended           For the three months ended
                                                             March 31,                            March 31,
                                                     2005                2004               2005             2004
                                                            (Unaudited)                          (Unaudited)
------------------------------------------------------------------------------------------------------------------------
Sales                                          $     13,145,479   $     10,500,193    $      4,254,976  $     3,391,164
Development, franchise and license fees,
   commissions and other income                         647,881            502,682             163,589           170,539
Total revenues                                       13,793,360         11,002,875           4,418,565         3,561,703

Cost of goods sold                                    9,835,990          7,608,745           3,127,459         2,459,083
Selling, general and
   administrative expenses                            3,044,125          2,766,009           1,009,418           946,247
Research and development                                 34,250             32,934              18,925            14,059
Total operating expenses                             12,914,365         10,407,688           4,155,802         3,419,389

       Operating income                                 878,995            595,187             262,763           142,314

Interest income                                           8,751             19,436               2,314             6,897
Earnings before taxes                                   887,746            614,623             265,077           149,211
Provision for income taxes                              355,098            245,845             106,031            59,680
Net earnings                                   $        532,648   $        368,778    $        159,046  $        89,531

------------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings per share           $            .08   $            .05    $            .02  $           .01

------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares
   Basic                                              7,022,711          7,007,446           7,024,450         7,014,450
   Diluted                                            7,036,942          7,033,314           7,041,717         7,028,696
========================================================================================================================


            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31, 2005           June 30, 2004
                                                                        --------------           -------------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                          $        1,970,837        $         1,742,251
Accounts and trade notes receivable, net                                    1,681,429                  1,600,087
Inventories                                                                 3,094,164                  2,971,803
Note receivable                                                               107,143                    157,143
Lease receivables                                                              21,375                     35,172
Deferred income taxes                                                          97,618                     97,618
Other assets, net                                                             270,124                    112,375
-----------------------------------------------------------------------------------------------------------------
       Total current assets                                                 7,242,690                  6,716,449

Lease receivables, due after one year                                           1,000                     10,000
Note receivable, less current portion                                               -                     67,857
Equipment and improvements - net of
   accumulated depreciation and amortization                                  227,758                    217,200
Franchise, trademarks and other intangible assets, net                        374,580                    385,756
Deferred tax asset                                                             26,859                     26,859

-----------------------------------------------------------------------------------------------------------------
                                                                   $        7,872,887        $         7,424,121
===================================================================================================================


            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    March 31, 2005            June 30, 2004
                                                                    --------------            -------------
                                                                     (Unaudited)

CURRENT LIABILITIES
Accounts payable and accrued expenses                              $      1,166,418         $     1,228,062
Income taxes payable                                                         11,970                   1,871
Customer deposits and unearned income                                       929,172                 550,042
Dividends payable                                                           245,857                       -
-------------------------------------------------------------------------------------------------------------
       Total current and total liabilities                                2,353,417               1,779,975


SHAREHOLDERS' EQUITY
Common stock, $.025 par value; 15,000,000 shares
   authorized; 7,055,500 and 7,045,500 shares issued
   and outstanding at March 31, 2005 and June 30, 2004,
   respectively, including shares held in treasury                          176,388                 176,138
Additional paid-in capital                                                2,075,870               2,066,120
Retained earnings                                                         3,270,232               3,404,908
Treasury stock, 31,050 shares at cost                                        (3,020)                 (3,020)
-------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                         5,519,470               5,644,146
-------------------------------------------------------------------------------------------------------------
                                                                   $      7,872,887         $     7,424,121
=============================================================================================================

            See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Nine months ended     Nine months ended
                                                                       March 31, 2005        March 31, 2004
                                                                        (Unaudited)           (Unaudited)
                                                                        -----------           -----------
Operating activities:
   Net earnings                                                      $      532,648        $      368,778
     Adjustments to reconcile net earnings to net cash (used)
       provided by operating activities:
       Bad debt expense                                                      21,181                10,296
       Depreciation and amortization                                         87,861                86,811
         (Increase) decrease in operating assets:
           Accounts, trade notes and lease receivables                      (79,727)              138,782
           Inventories                                                     (122,362)             (324,814)
           Other current assets                                            (157,750)               17,633
           Refundable income taxes                                                -                (2,226)
         Increase (decrease) in operating liabilities:
           Accounts payable and accrued expenses                            (61,646)             (268,618)
           Customer deposits and unearned income                            379,129                60,228
           Income taxes payable                                              10,098              (112,925)
-------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                            609,432               (26,055)
-------------------------------------------------------------------------------------------------------------

Investing activities:
   Proceeds from note receivable                                            117,857               104,761
   Capital expenditures                                                     (55,281)              (13,115)
   Patent and trademark expenditures                                        (31,955)              (33,248)
-------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                    30,621                58,398
-------------------------------------------------------------------------------------------------------------

Financing activities:
   Dividends paid                                                          (421,467)             (350,723)
   Proceeds from exercise of stock options                                   10,000                18,000
-------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                      (411,467)             (332,723)
-------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        228,586              (300,380)
Cash and cash equivalents at beginning of period                          1,742,251             1,614,141
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $    1,970,837        $    1,313,761
=============================================================================================================

Supplemental information:
   Cash paid for income taxes                                        $      325,000        $      361,000


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

NOTE (2) - EARNINGS PER SHARE: Basic and diluted earnings per share for the three and nine months ended March 31, 2005 and 2004 are computed as follows:

                                                         For the nine months ended       For the three months ended
                                                                 March 31,                        March 31,
                                                           2005             2004            2005             2004
-----------------------------------------------------------------------------------------------------------------------

Basic
-----
Net earnings                                          $     532,648    $     368,778   $     159,046    $      89,531
Weighted average shares outstanding                       7,022,711        7,007,446       7,024,450        7,014,450

Basic earnings per share                              $         .08    $         .05   $         .02    $         .01

Diluted
-------
Net earnings                                          $     532,648    $     368,778   $     159,046    $      89,531
Weighted average shares outstanding                       7,022,711        7,007,446       7,024,450        7,014,450
Plus incremental shares from assumed exercise of
   stock options                                             14,231           25,868          17,267           14,246
-----------------------------------------------------------------------------------------------------------------------
Diluted weighted average common shares                    7,036,942        7,033,314       7,041,717        7,028,696
-----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                            $         .08    $         .05   $         .02    $         .01
=======================================================================================================================

There were 20,000 shares subject to outstanding stock options at March 31, 2004 that were excluded in the computations of earnings per share because the exercise prices of the options were at least the average market prices of the Company's common stock during these periods. No shares subject to stock options were excluded at March 31, 2005.

NOTE (3) - REVOLVING CREDIT LINE: On October 28, 2004, the Company received an extension, until October 30, 2005, of its existing $2,250,000 revolving line of credit facility. In addition, on October 28, 2004, the Loan Agreement, dated as of December 19, 2001, as amended, under which the revolving line of credit facility was established, was amended to eliminate the borrowing base restriction on borrowings under the revolving credit facility, thereby enabling the Company to borrow up to the full $2,250,000 amount available under the facility regardless of the Company's levels of accounts receivable and inventories. The Company's obligations under the facility continue to be guaranteed by the Company's subsidiaries and collateralized by substantially all the Company's and its subsidiaries' assets.

NOTE (4) - STOCK OPTIONS: The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. See Note 7. The pro forma information below is based on provisions of Statement of Financial Accounting Standard ("FAS") No. 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002:

                                                                  For the nine months           For the three months
                                                                    ended March 31,               ended March 31,
                                                                  2005           2004           2005           2004
-------------------------------------------------------------------------------------------------------------------------

Net earnings, as reported                                    $    532,648    $  368,778     $  159,046     $   89,531
Less: Fair value of employee stock compensation                       -          (4,500)             -         (1,500)
-------------------------------------------------------------------------------------------------------------------------
Pro forma net earnings                                       $    532,648    $  364,278     $  159,046     $   88,031
Earnings per common share:
Net earnings as reported - Basic and diluted                 $        .08    $      .05     $      .02     $      .01
Net earnings, pro forma - Basic and diluted                  $        .08    $      .05     $      .02     $      .01

There were no options granted during the three and nine months ended March 31, 2005 and 2004. In August 2004, a director exercised an option to purchase 10,000 shares of the Company's common stock at an exercise price of $1.00 per share. In January 2005, 10,000 options expired unexercised. In October 2003, two employees exercised options to purchase 18,000 shares of the Company's common stock for $1.00 per share. In November 2003, 389,000 stock options expired unexercised.

NOTE (5) - CASH DIVIDENDS: On March 23, 2005, the Company's Board of Directors declared a $.035 per share cash dividend (an aggregate of $245,857) payable on May 2, 2005 to shareholders of record on April 15, 2005. On September 27, 2004, the Company's board of Directors declared a $.06 per share cash dividend (an aggregate of approximately $421,467) which was paid on November 1, 2004 to shareholders of record on October 15, 2004. On September 26, 2003, the Company's Board of Directors declared a $.05 per share cash dividend (an aggregate of approximately $350,000) which was paid on October 31, 2003 to shareholders of record on October 17, 2003.

NOTE (6) - SEGMENT INFORMATION: The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

Financial information for the Company's business segments is as follows:


-----------------------------------------------------------------------------------------------------------------------
                                                    For the nine months ended        For the three months ended March
                                                            March 31,                               31,
                                                    2005                2004               2005             2004
                                                           (Unaudited)                          (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Revenues:
   Commercial and industrial laundry and
     dry cleaning equipment                   $    13,476,732    $    10,776,790     $     4,334,304   $     3,512,029

   License and franchise operations                   316,628            226,085              84,261            49,674


-----------------------------------------------------------------------------------------------------------------------
Total revenues                                $    13,793,360    $    11,002,875     $     4,418,565   $     3,561,703
=======================================================================================================================
Operating income (loss)
   Commercial and industrial laundry and
     dry cleaning equipment                   $       884,233    $       643,505     $       280,785   $       181,876

   License and franchise operations                   244,380            146,808              65,515            29,242

   Corporate                                         (249,618)          (195,126)            (83,537)          (68,804)
-----------------------------------------------------------------------------------------------------------------------
Total operating income                        $       878,995    $       595,187     $       262,763   $       142,314
=======================================================================================================================

                                                         March 31, 2005                        June 30, 2004
                                                           (Unaudited)
Identifiable assets:
   Commercial and industrial laundry and
     dry cleaning equipment                   $             6,810,384                $             6,348,504

   License and franchise operations                           798,100                                655,744

   Corporate                                                  264,403                                419,873


-----------------------------------------------------------------------------------------------------------------------
Total assets                                  $             7,872,887                $             7,424,121
=======================================================================================================================

NOTE (7) - NEW ACCOUNTING PRONOUNCEMENTS: In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123(R)) "Share-based payment". SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123(R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period beginning after December 15, 2005 for Small Business filers such as the Company.

NOTE (8) - On January 3, 2005, the Company entered into a Patent License Agreement with Whirlpool Corporation ("Whirlpool") in which the Company granted Whirlpool an exclusive license until December 31, 2008 and thereafter a non-exclusive license to make and sell laundry appliances incorporating the Company's patent applications and other intellectual property related to fabric treatment technology for improving the drying and refreshing of garments in home clothes dryers. In consideration for the grant of the license, Whirlpool has paid the Company a $350,000 fee. Approximately $331,100 of the payment was classified as unearned income and is being amortized over 48 months, the life of the agreement. In addition, Whirlpool is to pay the Company a per unit royalty for dryers using the licensed technology that are sold during the three year period following the first sale following commercial production of dryers using the license technology, as well as a to-be-negotiated royalty with respect to the sale of licensed after market kits (to retrofit existing home dryers) for which the Company has retained marketing rights but granted Whirlpool a non-exclusive license.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW
--------

In June 2004, the Company obtained an expansion of the territory in which it acts as a distributor for certain laundry products to cover most of Florida. The Company added two experienced sales engineers to cover the expanded territory and to expand sales of the other products marketed by the Company in that geographical area.

During the nine and three month periods ended March 31, 2005, in which the Company has operated with the expanded territory, sales increased by 25.2% and 25.5%, respectively. For the nine and three month periods in fiscal 2005, gross profit margins were reduced by 2.3 and 1.0 percentage points, respectively, from the comparable periods of fiscal 2004 due to the larger volume of sales which carry smaller margins in order to remain competitive and obtain sales in the early part of our expansion into our new territory.

Inventory levels at March 31, 2005 increased by $122,361 from June 30, 2004; however, they are expected to increase to a higher level in order to maintain increased sales and the greater number of customers due to the expanded territory. Selling, general and administrative expenses increased by 10.0% for the nine month period, and 6.7% for the third quarter, of fiscal 2005 and are mostly attributable to the larger sales staff.

Cash on hand has been adequate to fund this expansion, having risen to $1,970,837 on March 31, 2005. The Company's Board of Directors declared a semi-annual dividend of $.035 per share (an aggregate of $245,857) paid on May 2, 2005 to shareholders of record on April 15, 2005. Although future inventory levels will absorb some of the cash, management does not expect to borrow against the Company's existing credit facility.

In January 2005, the Company signed an exclusive license agreement with Whirlpool Corporation, licensing the use of the Company's patent technology on home appliances. In February 2005, Whirlpool paid to the Company a $350,000 one time up front fee and is to pay royalties during the three year period following the introduction of Whirlpool manufactured products using the licensed technology. After this period, Whirlpool will retain a non-exclusive license and the Company is free to license its technology to other manufacturers. Approximately $331,100 of the payment was classified as unearned income and is being amortized over 48 months, the life of the contract.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended March 31, 2005, cash increased by $228,586 compared to a decrease in cash of $300,380 for the same period of fiscal 2004. The primary reason for the increase was due to the one-time payment of $350,000 received from Whirlpool in accordance with the license agreement and the Company's net earnings of $532,648. This income was offset in part by the payment of $421,467 in dividends in November 2004. The decrease in cash in fiscal 2004 was attributable to the payment of $350,723 in cash dividends in October 2003.

The following summarizes the Company's Consolidated Statement of Cash Flows.

                                            Nine Months Ended March 31,
                                            2005                   2004
-------------------------------------------------------------------------------
Net cash provided (used) by:
     Operating activities                  $   609,432        $   (26,055)
     Investing activities                       30,621             58,398
     Financing activities                     (411,467)          (332,723)

For the first nine months of fiscal 2005 operating activities provided cash of $609,432 as a result of the Company's net earnings of $532,648, the non-cash expenses for depreciation and amortization of $87,861 and the $21,181 provision for bad debts. Changes in operating assets and liabilities used cash of $32,258, mostly to support an increase in inventory ($122,362), accounts trade notes and lease receivables ($79,727), other current assets ($157,750) and a decrease in accounts payable and accrued expenses ($61,646). These uses were offset by an increase in customer deposits and unearned income of $379,129 due to the Whirlpool payment and income taxes payable of $10,098. Except for the unearned income resulting from the one time up front payment from Whirlpool, these fluctuations in assets and liabilities are the result of normal transactions and in supporting the expanded sales territory

For the first nine months of fiscal 2004, operating activities used cash of $26,055. The Company's net earnings of $368,778, coupled with non-cash expenses for depreciation and amortization of $86,811, provided most of the cash. This was offset by changes in operating assets and liabilities which used cash of $491,940 mostly to support an increase in inventories ($324,814) and a decrease in accounts payable and accrued expenses ($268,618). Additional cash was used by a decrease in income taxes payable ($112,925) which was offset by an increase in customer deposits and unearned income of $60,228 and a decrease in other assets of $17,633.

For the first nine months of fiscal 2005, investing activities provided cash of $30,621 mainly as a result of payments ($117,857) received on a note from the sale of the Company's telecommunications segment, offset, in large part, by capital expenditures of $55,281 and patent and trademark work ($31,955). For the same period of fiscal 2004, investing activities provided cash of $58,398, mostly as a result of payments received on the note ($104,761), offset, in part, by capital expenditures of $13,115 and $33,248 for patent and trademark work.

For the nine months ended March 31, 2005, financing activities used cash of $411,467, as the result of a $.06 per share cash dividend ($421,467) paid on November 1, 2004, slightly offset by $10,000 received from the exercise of a stock option to purchase 10,000 shares of the Company' common stock at the exercise price of $1.00 per share by a director of the Company. Financing activities during the first half of fiscal 2004 used cash of $332,723 to pay a $.05 per share cash dividend ($350,723) on October 31, 2003, partially offset by the receipt of $18,000 from the exercise of employee stock options in October 2003. On March 23, 2005, the Company's Board of Directors declared a $.035 semi-annual dividend, payable on May 2, 2005 to shareholders of record on April 15, 2005. The previous cash dividend of $.06 per share, distributed on November 1, 2004, was an annual dividend

On October 28, 2004, the Company received an extension until October 30, 2005 of its existing $2,250,000 revolving line of credit facility. In addition, on October 28, 2004, the Loan Agreement, dated as of December 19, 2001, as amended, under which the revolving line of credit facility was established, was amended to eliminate the borrowing base restriction on borrowings under the revolving credit facility, thereby enabling the Company to borrow up to the full $2,250,000 amount available under that facility regardless of the Company's levels of accounts receivable and inventories. The Company's obligations under the facility continue to be guaranteed by the Company's subsidiaries and collateralized by substantially all of the Company's and its subsidiaries' assets.

The Company believes that its present cash position and cash it expects to generate from operations and cash borrowings available under its $2,250,000 line of credit will be sufficient to meet its operational needs.

OFF-BALANCE SHEET FINANCING

The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B

RESULTS OF OPERATIONS

                                   Nine months ended           Percent                  Three months ended         Percent
                                       March 31,              increase                      March 31,              increase
                                  2005            2004                                 2005            2004
-----------------------------------------------------------------------------------------------------------------------------

Net sales                    $   13,145,479  $   10,500,193      25.2%            $    4,254,976  $    3,391,164      25.5%
Development fees,
   franchise and license
   fees, commissions and
   other income                     647,881         502,682      28.9%                   163,589         170,539      (4.1)%
-----------------------------------------------------------------------------------------------------------------------------
    Total revenues           $   13,793,360  $   11,002,875      25.4%            $    4,418,565  $    3,561,703      24.1%

Revenues for the nine and three month periods ended March 31, 2005, increased by $2,790,485 (25.4%) and $856,862 (24.1%), respectively, from the same periods of fiscal 2004.

For the nine and three month periods of fiscal 2005, revenues of the commercial laundry and dry cleaning segment increased by $2,699,942 (25.1%) and $822,275 (23.4%), respectively, from the comparable periods of fiscal 2004. Increases in sales were experienced in commercial laundry and dry cleaning machines, mostly attributable to the expansion of the territory, since June 2004, in which the Company acts as a distributor for certain laundry products to cover most of Florida when another distributor ceased operations, and the increased number of sales staff. Increased revenues were also reported by the Company's development business which develops turn-key dry cleaning establishments for resale to third parties and broker business which assists others seeking to buy or sell dry cleaning stores and coin laundries. For the nine month period of fiscal 2005, sales of parts increased by 13.8%, laundry equipment increased 24.7%, boilers increased 28.4% and dry cleaning equipment increased 6.6%. Similar results were achieved for the three month period ended March 31, 2004, with increases of 11.9% in parts sales, coupled with increases in laundry equipment sales of 53.6%, and dry clean equipment of 20.6%; however, boiler sales decrease, by 11.5%.

Franchise and license fees increased by $90,543 (40.0%) and $34,587 (69.6%) for the nine and three month periods, respectively, of fiscal 2005 when compared to the same periods of fiscal 2004. This improved performance was attributable to an improved domestic economy resulting in new licensees.

                                          Nine months ended                 Three months ended
                                              March 31,                          March 31,
                                        2005             2004              2005             2004
----------------------------------------------------------------------------------------------------
As a percentage of sales
   Cost of goods sold                   74.8%            72.5%            73.5%             72.5%

As a percentage of revenue
   Selling, general and
     administrative expenses            22.1%            25.1%            22.8%             26.6%
   Research and development               .2%              .3%              .4%               .4%
   Total expenses                       93.6%            94.6%            94.1%             96.0%

Cost of goods sold, expressed as a percentage of sales increased to 74.8% from 72.5% and 73.5% from 72.5% for the nine and three month periods, respectively, of fiscal 2005 compared to the same periods of fiscal 2004. The increased costs were due to larger sales which carry a smaller margin and a strategically planned sales campaign to increase the Company's market share in the new territory.

Selling, general and administrative expenses increased by $278,116 (10.1%) and $63,171 (6.7%) for the nine and three month periods, respectively, of fiscal 2005 when compared to the same periods in fiscal 2004 due to the increased sales and service expenses which were planned in connection with the increased sales. However, as a percentage of revenue these categories of expenses decreased from 25.1% to 22.1% for the nine month period and from 26.6% to 22.8% for the three month period due to the significant sales increases.

Research and development expenses, as a percentage of revenues, remained essentially stable and are a very small part of the total company operating expenses. These expenses relate to the on-going research on the Green-Jet(R) technologies and the application of these technologies to smaller machines for the dry cleaning and hotel industry.

The overall expenses of the Company, as a percentage of revenues, decreased for the first nine months of fiscal 2005 to 93.6% from 94.6%. For the three month period these expenses decreased to 94.1% from 96.0%. Except for the increased sales and service expenses which were planned in connection with the increased sales, most expenses in this category did not increase to the same degree as the increase in sales.

Interest income declined for both periods of fiscal 2005 when compared to fiscal 2004 due to the lower outstanding balance on the note receivable received in connection with the sale of the telecommunications segment effective July 31, 2002. These reductions were partially offset by an increase in the interest rate applicable to this note.

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

NEW ACCOUNTING PRONOUNCEMENTS:
------------------------------

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123(R)) "Share-based payment". SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers such as the Company.

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

ITEM 3.       CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company, with the participation of the Company's President and principal executive officer and the Company's principal financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

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

Date:  May 16, 2005

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