Form 10KSB
period 2005-06-30
DRYCLEAN USA INC
filed 2005-09-28
CIK 65312

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-9040

                               DRYCLEAN USA, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                         11-2014231
------------------------------------              ------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

290 N.E. 68th Street, Miami, Florida                          33138
------------------------------------              ------------------------------
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         The Company's revenues from continuing operations for its fiscal year ended June 30, 2005 were $18,389,009.

         The aggregate market value as at September 23, 2005 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $5,696,060 based on the closing price of the Company's Common Stock on the American Stock Exchange on that date. Such market value excludes shares owned by all executive officers and directors (and their spouses). This should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's Common Stock as at September 23, 2005 was 7,024,450.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement relating to its 2005 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 14 in Part III of this Report.

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

                                     PART I

Item 1.       Description of Business.

General

         The Company was incorporated under the laws of the State of Delaware on June 30, 1963 under the name Metro-Tel Corp. and changed its name to DRYCLEAN USA, Inc. on November 7, 1999. Since November 1, 1998, when Steiner-Atlantic Corp. ("Steiner") was merged with and into, and therefore became, a wholly-owned subsidiary of the Company, the Company's principal business has been as a supplier of commercial and industrial dry cleaning equipment, laundry equipment and steam boilers and related activities.

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

         o selling the Company's own proprietary lines of laundry and dry cleaning machines under its Aero-Tech(R), Multi-Jet(TM) and Green Jet(R) brand names;

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

         The Company's wholly-owned subsidiary, Steiner-Atlantic Brokerage Corp. ("Steiner Brokerage"), acts as a business broker to assist others seeking to buy or sell existing dry cleaning stores and coin laundry businesses. Some of the Company's existing customers have become Steiner Brokerage clients, utilizing the Company's staff and ability to assist them in the sale of their businesses and associated real property.

         The Company, through its DRYCLEAN USA LICENSE CORP. wholly-owned subsidiary, owns the worldwide rights to the name DRYCLEAN USA, along with existing franchise and license agreements. DRYCLEAN USA is one of the largest franchise and license operations in the dry cleaning industry, currently consisting of over 400 franchised and licensed locations in the United States, the Caribbean and Latin America.

         Through DRYCLEAN USA Development Corp. ("DRYCLEAN USA Development"), a wholly-owned subsidiary, the Company also develops new turn-key dry cleaning establishments for resale to third parties.

Available Information

         The Company files Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the Securities and Exchange Commission (the "SEC"). These reports and statements may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Room 580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports and statements, as well as beneficial ownership reports filed by the Company's officers, directors and beneficial owners of more than 10% of the Company's common stock, may be obtained without charge through the Company's Internet site http://www.drycleanusa.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.

Product Lines

         The Company sells a broad line of commercial and industrial laundry and dry cleaning equipment and steam boilers, as well as parts and accessories therefor.

         The commercial and industrial laundry equipment distributed by the Company features washers and dryers, including coin-operated machines, boilers, water reuse and heat reclamation systems, flatwork ironers, automatic folders and feeders. The Company's dry cleaning equipment includes commercial dry cleaning machines sold primarily under the Aero-Tech(R), Multi-Jet(TM) and Green Jet(R) names, as well as garment presses, finishing equipment, sorting and storage conveyors and accessories distributed for others.

         The Company's proprietary environmentally friendly Green Jet(R) dry-wetcleaning(TM) machine not only cleans garments efficiently, but also eliminates the use of perchloroethylene (Perc) in the dry cleaning process, thereby eliminating the health and environmental concerns that Perc poses to customers and their landlords. It also alleviates flammability, odor and cost issues inherent in alternative solvents and cleaning processes. In May 2005 patents were granted to the Company from the United States to protect this innovative approach to garment cleaning. Patents from other countries are still pending. In

August 2003, the Company introduced its Multi-Jet(TM) dry cleaning machine which can use a number of environmentally safe solvents and will replace certain existing products.

         The products sold by the Company are positioned and priced to appeal to customers in each of the high-end, mid-range and value priced markets. These products are offered under a wide range of price points to address the needs of a diverse customer base. Suggested prices for most of the Company's products range from approximately $5,000 to $100,000. The products supplied by the Company afford the Company's customers a "one-stop shop" for commercial and industrial laundry and dry cleaning machines, boilers and accessories. By providing "one-stop" shopping, the Company believes it is better able to attract and support potential customers who can choose from the Company's broad product line. Product sales accounted for approximately 96% of revenues in each of fiscal 2005 and 2004.

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

         In addition, the Company, under the name DRYCLEAN USA, currently franchises and licenses over 400 retail drycleaning stores in the United States, the Caribbean and Latin America, making it one of the largest retail drycleaning license and franchise operations in the dry cleaning industry. During fiscal 2005 and 2004, the Company's license and franchise segment contributed approximately 2.0% and 1.9%, respectively, of the Company's revenues.

         Through its Steiner Brokerage subsidiary, the Company acts as a business broker to assist others seeking to buy or sell existing dry cleaning and laundry businesses. Some of the Company's existing customers have become Steiner Brokerage clients, utilizing the Company's staff and ability to assist them in the sale of their businesses and associated real property. This business contributed less than 1% of the Company's revenues during fiscal 2005 and 2004, respectively.

         The Company, through its DRYCLEAN USA Development subsidiary, develops new turn-key dry cleaning establishments for resale to third parties. During each of fiscal 2005 and 2004, DRYCLEAN USA Development contributed less than 1% of the Company's revenues, respectively.

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

Customers and Markets

         The Company's customer base consists of approximately 750 customers in the United States, the Caribbean and Latin America, including independent and franchise dry cleaning stores and chains, hotels, motels, cruise lines, hospitals, nursing homes, government institutions and distributors. In June 2004, as another distributor ceased operations, the Company obtained an expansion of the territory in which it acts as a distributor for certain laundry products manufactured by certain manufacturers from southern Florida to encompass most of Florida, the Company's principal domestic market. No customer accounted for more than 10% of the Company's revenues during the years ended June 30, 2005 or June 30, 2004.

Foreign Sales

         Export sales of laundry and dry cleaning equipment were approximately $2,833,000 and $2,209,000 during the years ended June 30, 2005 and June 30, 2004, respectively, and were made principally to Latin America and the Caribbean. See "Customers and Markets".

         All of the Company's export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company's customers are located.

Sources of Supply

         The Company purchases laundry and dry cleaning machines, boilers and the other products supplied by it from a number of manufacturers, none of which accounted for more than 20% of the Company's purchases for the years ended June 30, 2005 or June 30, 2004. The Company's major suppliers are Pellerin Milnor Corporation, Chicago Dryer Company and Unipress Corporation. Historically, the Company has not experienced difficulty in purchasing products it distributes for others and believes it has good working relationships with its suppliers.

         The supplier of a significant portion of the Company's laundry equipment and spare parts for their laundry equipment is located near New Orleans. This supplier has reported to us that its plant was slightly damaged by Hurricane Katrina with no water damage and limited wind damage; however, its power and employee availability have been disrupted. The Company has some inventory of this equipment and spare parts and has contacted customers with pending orders, who have expressed a willingness to cooperate with the Company. The Company expects some disruption in its business in the near term but believes that its full year results will not be materially effected thereby.

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

         Under its arrangement with one of its Italian manufacturers, the Company purchases dry cleaning machines in Euros. The Company's current bank revolving credit facility includes a $250,000 foreign exchange subfacility for the purpose of enabling the Company to mitigate its currency exposure in connection with its import activities through spot foreign exchange and forward exchange contracts. There were no open foreign exchange contracts at either June 30, 2005 or 2004.

         Imports into the United States are also affected by the cost of transportation, the imposition of import duties and increased competition from greater production demands abroad. The United States, Italy and the European Union may, from time to time, impose quotas, duties, tariffs or other restrictions or adjust prevailing quotas, duties or tariff levels, which could affect the Company's margins on its Aero-Tech(R) and Multi-Jet(TM) machines. Customs duties, imposed by the United States, were less than 1% of invoice cost for the Company's imported dry cleaning machines during each of fiscal 2005 and 2004.

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

Research and Development

         The Company has designed and introduced its new Green Jet(R) dry-wetcleaning(TM) and Multi-Jet(TM) drycleaning machines and continues to improve these products. The amounts of research and development expenses for the years ended June 30, 2005 and 2004 were $44,825 and $41,184 respectively.

Patents and Trademarks

         The Company is the owner of United States service mark registrations for the names Aero-Tech(R) and Green Jet(R), which are used in connection with its laundry and dry cleaning equipment, and of DRYCLEAN USA(R), which is licensed by it to retail dry cleaning establishments. The Company has applied for registration of its Multi-Jet(TM) tradename. The Company intends to use and protect these or related service marks, as necessary. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products. Patents were granted in May 2005 for the protection of the Company's new Green Jet(R) dry-wetcleaning(TM) machine in the United States which will expire in May 2021 and patents have been applied for in certain foreign countries.

         On January 3, 2005, the Company entered into a Patent License Agreement with Whirlpool Corporation ("Whirlpool") in which the Company granted Whirlpool an exclusive license until December 31, 2008 and thereafter a non-exclusive license to make and sell laundry appliances incorporating the Company's patent applications and other intellectual property related to fabric treatment technology for improving the drying and refreshing of garments in home clothes dryers. In consideration for the grant of the exclusive license through December 31, 2008, Whirlpool paid the Company $350,000, of which $331,100 was for the exclusive license fee. In addition, Whirlpool is to pay the Company a per unit royalty for dryers using the licensed technology that are sold during the three year period following the first sale following commercial production of dryers using the license technology.

Compliance with Environmental and Other Government Laws and Regulations

         Over the past several decades in the United States, federal, state and local governments have enacted environmental protection laws in response to public concerns about the environment, including with respect to perchloroethylene (Perc), the primary cleaning agent historically used in the commercial and industrial dry cleaning process. A number of industries, including the commercial and industrial dry cleaning and laundry equipment industries, are subject to these evolving laws and implementing regulations. As a supplier to the industry, the Company serves customers who are primarily responsible for compliance with environmental regulations. Among the federal laws that the Company believes are applicable to the industry are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), which provides for the investigation and remediation of hazardous waste sites; the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), which regulates the generation and transportation of hazardous waste as well as its treatment, storage and disposal; and the Occupational Safety and Health Administration Act ("OSHA"), which regulates exposure to toxic substances and other health and safety hazards in the workplace. Most states and a number of localities have laws that regulate the environment which are at least as stringent as the federal laws. In Florida, for example, in which a significant amount of the Company's dry cleaning and laundry equipment sales are made, environmental matters are regulated by the Florida Department of Environmental Protection which generally follows the Environmental Protection Agency's ("EPA") policy in the EPA's implementation of CERCLA and RCRA and closely adheres to OSHA's standards.

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

Employees

         The Company currently employs 35 employees on a full-time basis, of whom 4 serve in executive management capacities, 11 are engaged in sales and marketing, 13 are administrative and clerical personnel, and 7 serve as warehouse support. None of the Company's employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are satisfactory.

Item 2.       Description of Properties.

         The Company's executive offices and the main distribution center for its products are housed in three leased adjacent facilities totaling approximately 45,000 square feet in Miami, Florida. The Company believes its facilities are adequate for its present and anticipated future needs. The following table sets forth certain information concerning the leases at these facilities:

                                                  Approximate
                       Facility                     Sq. Ft.                    Expiration
                       --------                     -------                    ----------
                  Miami, Florida (1)                   27,000               October 2008
                  Miami, Florida                        8,000               March 2006 (2)
                  Miami, Florida                       10,000               December 2005

--------------
(1) Leased from William K. Steiner, a director of the Company. The Company and Mr. Steiner entered into a new lease on September 9, 2005 for a three-year period beginning November 1, 2005. The new lease contains two three-year renewal options in favor of the Company.

(2)      The Company has a two-year renewal option.

Item 3.       Legal Proceedings.

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

                                            High              Low
                                            ----              ---
         Fiscal 2004
         First Quarter                 $      1.46     $       .60
         Second Quarter                       2.04            1.03
         Third Quarter                        2.10            1.50
         Fourth Quarter                       1.95            1.55

         Fiscal 2005
         First Quarter                 $      3.30     $      1.40
         Second Quarter                       2.54            1.80
         Third Quarter                        3.50            2.25
         Fourth Quarter                       3.19            2.23

         As of September 23, 2005, there were approximately 488 holders of record of the Company's Common Stock.

         The Company paid a $.05 per share annual dividend on October 31, 2003 to stockholders of record on October 17, 2003; an annual dividend of $.06 per share on November 1, 2004 to stockholders of record on October 15, 2004; and a $.035 per share semi-annual dividend on May 2, 2005 to stockholders of record on April 15, 2005. On September 23, 2005 the Board of Directors declared a $.04 per share semi-annual dividend payable on November 1, 2005 to stockholders of record on October 14, 2005. The Company is a party to a Loan and Security Agreement with a commercial bank, which, among other things, provides that the Company may declare or pay dividends only to the extent that the dividend payment would not reasonably likely result in a failure by the Company to maintain specified consolidated debt service or short-term debt to equity ratios.

         The Company did not sell any equity securities during the year ended June 30, 2005 that were not registered under the Securities Act of 1933, as amended.

Item 6.       Management's Discussion and Analysis or Plan of Operation.

General

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto which appear in Item 7 of this Report.

Overview

         In June 2004, the Company obtained an expansion of territory in which it acts as a distributor for certain laundry products to cover most of Florida. The Company also added two experienced sales engineers and hired a new Executive Vice President and Chief Operating Officer to cover the expanded territory and to expand sales of the other products marketed by the Company in that geographical area.

         During the twelve month period ended June 30, 2005, in which the Company has operated with the expanded territory, sales increased by 25.3% over last year. Gross margins, however, were reduced by 2.6 percentage points due to the larger volume of sales and the increased size of each order, which carry smaller margins in order to remain competitive. The increased sales volume more than offset the decrease in margins. Selling, general and administrative expenses increased by 10.9% for the twelve-month period of fiscal 2005 mostly due to the larger sales staff and increased volume of sales.

         The supplier of a significant portion of the Company's laundry equipment and spare parts for their laundry equipment is located near New Orleans. This supplier has reported to us that its plant was slightly damaged by Hurricane Katrina with no water damage and limited wind damage; however, its power and employee availability have been disrupted. The Company has some inventory of this equipment and spare parts and has contacted customers with pending orders, who have expressed a willingness to cooperate with the Company. The Company expects some disruption in its business in the near term but believes that its full year results will not be materially effected thereby.

         Inventory levels at June 30, 2005 increased by $118,214 or 4.0% from June 30, 2004 and are expected to increase to a higher level in order to maintain increased sales and the greater number of customers associated with the expanded territory.

         Cash on hand has been adequate to fund the expansion although cash decreased by $160,135 at June 30, 2005 from a year ago. The Company paid a $.06 per share annual dividend (an aggregate of $421,467) paid on November 1, 2004 and the $.035 per share semi-annual dividend (an aggregate of $245,857) paid on May 2, 2005.

         In January 2005, the Company signed an exclusive license agreement with Whirlpool Corporation, licensing the use of the Company's patent technology on home appliances. Whirlpool paid to the Company $350,000, including $331,100 as a one time up front fee for the exclusive license, and is to pay royalties during the three year period following the introduction of Whirlpool manufactured products using the licensed technology. After this period, Whirlpool will retain a non-exclusive license and the Company is free to license its technology to other manufacturers. The $331,100 fee for the exclusive license was classified as unearned income and is being amortized over 48 months, the life of the contract.

Liquidity and Capital Resources

         For the twelve month period ended June 30, 2005, cash decreased by $160,135 compared to an increase of $128,110 for the same period of 2004. The primary reason for the decrease was dividend payments in November of 2004 and May 2005 aggregating $667,324. This use of cash was partially offset by a $350,000 one-time payment received from Whirlpool in accordance with the license agreement and the Company's net earnings of $706,263. The increase in fiscal 2004 was primarily attributable to the Company's net earnings of $536,217 offset, in part, by a dividend payment of $350,722.

         The following table summarizes the Company's Consolidated Statement of Cash Flows:

                                                                              Years Ended June 30,
                                                                        2005                        2004
        ---------------------------------------------------- --------------------------- ----------------------------
        Net cash provided (used) by:
        ---------------------------------------------------- --------------------------- ----------------------------
             Operating activities                                      $460,462                    $391,611
             Investing activities                                        36,727                      69,221
             Financing activities                                      (657,324)                   (332,722)

         Cash provided by operating activities increased by $68,851 in fiscal 2005 compared to cash provided by operating activities in fiscal 2004. Continued surveillance of our accounts receivable kept bad debts in line when compared to fiscal 2004. Accounts, notes and lease receivables and inventories increased by $369,333 and $118,214, respectively, in fiscal 2005 mostly attributable to the expanded territory and the increased number of customers. There were also increases in these components at year end in fiscal 2004 due to the start up and support of the expanded territory which began in June 2004. Accounts payable and accrued expenses decreased in fiscal 2005 by $231,875 as the Company took advantage of any discounts available. This compared to an increase of $34,918 in fiscal 2004 due to the increased inventory purchased in June to support the expanded territory. The Whirlpool payment of $331,100 received in January 2005 for a four-year exclusive license to employ the Company's technology in Whirlpool products was treated as unearned income and is being amortized over 48 months. Accrued employee expenses decreased by $23,113 due to a reduction in employee bonus expense.

         Investing activities provided cash of $36,727 in fiscal 2005 compared to $69,221 provided in fiscal 2004. Fiscal 2005 contained an extra monthly payment on the outstanding note associated with the sale of the telecommunications segment compared to fiscal 2004. All monthly payments were current at fiscal 2005 year end. The Company increased its capital expenditures in fiscal 2005 for renovating and restructuring its main offices and acquiring updated software licenses for its business programs. Patent expenditures remained substantially the same for both fiscal years.

         Financing activities used cash of $657,324 in fiscal 2005, mostly due to increased dividend payments compared to fiscal 2004 ($667,324 compared to $350,722). Expenditures for both years were partially offset by the exercise of stock options to purchase 10,000 shares in fiscal 2005 and 18,000 shares in fiscal 2004 at $1.00 per share.

         On September 27, 2004, the Company's Board of Directors declared a $.06 per share annual dividend (or an aggregate of $421,467) payable on November 1, 2004 to shareholders of record on October 15, 2004. On March 23, 2005, the Company's Board of Directors declared a $.035 per share semi-annual dividend (or an aggregate of $245,857) payable on May 2, 2005 to shareholders of record on April 15, 2005. On September 23, 2005 the Board of Directors declared a $.04 per share semi-annual dividend (or an aggregate of $280,978) payable on November 1, 2005 to stockholders of record on October 14, 2005.

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

Off-Balance Sheet Financing

         The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

Results of Operations

                                                                      Year Ended June 30,
                                                                    2005                2004
         ---------------------------------------------------- ------------------ ------------------- -----------
                 Net sales                                        $17,564,559        $14,020,703            +25.3%
                 Development fees, franchise and license
                  fees, commissions and other                         824,450            651,562            +26.5%
         ---------------------------------------------------- ------------------ ------------------- -----------

                 Total revenues                                   $18,389,009        $14,672,265            +25.3%
         ---------------------------------------------------- ------------------ ------------------- -----------

         Revenues  for the year  ended June 30,  2005  increased  by  $3,716,744
(25.3%) over fiscal 2004. Increases in sales were experienced in commercial laundry and dry cleaning machines, mostly attributable to the expansion of the territory since June 2004 and the increased number of sales staff. Increased revenues of 8.9% were also reported by the Company's development business, which develops turn-key cleaning establishments for resale to third parties; however, the broker business experienced a reduction of 31.3% in revenues. Both these subsidiaries account for less than 1% of the Company's revenues. For fiscal 2005, sales of parts increased by 11.1%, laundry equipment sales increased 75.8%, boiler sales increased 26.9% and dry cleaning equipment sales increased 3.3%.

         Franchise and license fees increased by $89,656 (32.5%) in fiscal 2005 compared to fiscal 2004, attributable to an improved domestic economy.

         Overall expenses of the Company, including costs of sales, were 93.9% of total revenues in fiscal 2005, compared to 94.3% in fiscal 2004. The decrease, as a percentage of revenues, reflects relatively stable overall costs spread over increased revenues.

                                                                                     Year Ended June 30,
         ---------------------------------------------------------------- ----------------------------------------
                                                                                 2005                 2004
         ---------------------------------------------------------------- -------------------- -------------------
         As a percentage of net sales:
              Cost of sales                                                       74.9%               72.3%

         As a percentage of revenues:
              Selling, general and administrative expenses                        22.1%               25.0%
              Research and development                                              .2%                 .3%
              Total expenses                                                      93.9%               94.3%
         ---------------------------------------------------------------- -------------------- -------------------

         Cost of goods sold, expressed as a percentage of sales, increased to 74.9% in fiscal 2005 compared to 72.3% in fiscal 2004. The increased costs were due to the larger volume of sales and the increased size of each order, which carry smaller margins in order to remain competitive.

         Selling, general and administrative expenses increased by $399,499 (10.9%), but improved as a percentage of revenues to 22.1% in fiscal 2005 from 25.0% in fiscal 2004. Most of the increase was due to a 9.8% increase in payroll expenses associated with the increased sales staff. Increases were also experienced in insurance (13.2%), professional fees (40.3%) and supplies (26.2%), but were offset by decreases in commissions (20.5%) and telephone expenses (15.2%). Most other expenses in this category showed slight increases in line with inflation and to support the increased volume of sales.

         Research and development expenses remained essentially flat and are a small part of the Company's total operating expenses. These expenses relate to ongoing research on the Company's Green-Jet(R) technologies and the application of these technologies to smaller dry-cleaning machines.

         Interest income decreased by $13,118 (55.1%), primarily due to the lower outstanding principal balance of the note received by the Company as part of the consideration for the sale of its telecommunications segment in July 2002, offset by the rise in interest rates.

         The Company's effective income tax rate of 37.7% in fiscal 2005 approximated its effective income tax rate of 37.2% in fiscal 2004.

Inflation

         Inflation has not had a significant effect on the Company's operations during any of the reported periods.

Transactions with Related Parties

         The Company leases 27,000 square feet of warehouse and office space from William K. Steiner, a principal shareholder, Chairman of the Board of Directors and a director of the Company. The Company and Mr. Steiner entered into a new lease on September 9, 2005 for a three-year period beginning November 1, 2005 at an annual rental of $94,500, with annual increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company is to bear real estate taxes, utilities, maintenance, non-structural repairs and insurance. The new lease contains two three-year renewal options in favor of the Company. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

         In addition, in fiscal 2005, the Company paid two law firms, in which a director is of counsel, an aggregate of $81,500 for legal services performed.

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

         Revenue Recognition and Accounts and Notes Receivable

         Equipment and replacement parts are generally shipped FOB from the Company's warehouse or drop shipped FOB factory at which time risk of loss and title passes to the purchaser and the sale is recorded. Commissions and development fees are recorded when earned, generally when the services are performed or the transaction is closed. Individual franchise arrangements include a license and provide for payment of initial fees, as well as continuing service fees. Initial franchise fees are generally recorded upon the opening of the franchised store, which is evidenced by a certificate from the franchisee, indicating that the store has opened, and collectibility is reasonably assured. Continuing services fees represent regular contractual payments received for the use of the "Dryclean USA" marks, which are recognized as revenue when earned, generally on a straight line basis.

         Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent dryclean and laundry stores. The Company's note receivable represents the amounts due from the sale of the telecommunications business. The Company performs continuing credit evaluations of its customers' financial condition and depending on the term of credit, the amount of the credit granted and management's past history with a customer, the Company may require the debtor to pledge the purchased equipment as collateral for the receivable. Senior management reviews accounts and notes receivable on a regular basis to determine if any such amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve based on older aged amounts, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The Company's non-trade note receivable is collateralized by the assets sold and is subject to personal guarantees by the principals of the debtor. All payments on that note are current. Based on the information available to management, it believes the Company's allowance for doubtful accounts as of June 30, 2005 is adequate. However, actual write-offs might exceed the recorded allowance.

         Franchise License Trademark and Other Intangible Assets

         The franchise license, trademark, patents and trade name are stated at cost less accumulated amortization. Those assets are amortized on a straight-line basis over the estimated future periods to be benefited (10-15 years). The patents are amortized over the shorter of the patents' useful life or legal life from the date such patents are granted. The Company reviews the recoverability of intangible assets based primarily upon an analysis of undiscounted cash flows from the intangible assets. In the event the expected future net cash flows should become less than the carrying amount of the assets, an impairment loss will be recorded in the period such determination is made, based on the fair value of the related assets.

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

New Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised
2004) (SFAS 123(R)) "Share-based payment". SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period beginning after December 15, 2005 for Small Business filers such as the Company. SFAS 123(R) does not affect the Company at the present time but may effect the Company if it issues share-based compensation in the future.

         In December 2004, the FASB issued FASB Statement No.151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and must be applied prospectively. Adoption of this statement is not expected to impact the Company's financial position or results of operations because the Company does not manufacture inventory.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this pronouncement will not materially impact the Company's financial position or results of operations.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB No. 20 and FASB Statement No. 3." Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Adoption of this pronouncement is not expected to materially impact the Company.

Item 7.       Financial Statements.

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                      Index to Consolidated Financial Statements


                                                                                                    Page

Reports of Independent Registered Public Accounting Firms                                            17-18

Consolidated Balance Sheets at June 30, 2005 and 2004                                                   19

Consolidated Statements of Operations for the years ended
   June 30, 2005 and 2004                                                                               20

Consolidated Statements of Shareholders' Equity for the years ended
   June 30, 2005 and 2004                                                                               21

Consolidated Statements of Cash Flows for the years ended
   June 30, 2005 and 2004                                                                               22

Summary of Accounting Policies                                                                          23

Notes to Consolidated Financial Statements                                                              28

Report of Independent Registered Public Accounting Firm


Board of Directors and Shareholders
DRYCLEAN USA, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of DRYCLEAN USA, Inc. and subsidiaries as of June 30, 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DRYCLEAN USA, Inc. and subsidiaries as of June 30, 2005 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                        MORRISON, BROWN, ARGIZ & FARRA LLP


Miami, Florida
September 2, 2005, except for the
second paragraph of Note 6 and
the second paragraph of Note 11 as to
which the date is September 23, 2005

Report of Independent Registered Public Accounting Firm


Board of Directors and Shareholders
DRYCLEAN USA, Inc.
Miami, Florida


We have audited the accompanying consolidated balance sheet of DRYCLEAN USA, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DRYCLEAN USA, Inc. and subsidiaries as of June 30, 2004, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Miami, Florida                                           BDO Seidman,  LLP
September 1, 2004,  except for
Note 11 as to which the date is
September 27, 2004

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                                     Consolidated Balance Sheets

June 30,                                                                              2005            2004
----------------------------------------------------------------------------------------------------------------
Assets (Note 5)

Current assets
   Cash and cash equivalents                                                        $ 1,582,116     $ 1,742,251
   Accounts and trade notes receivable, net of allowance for
       doubtful accounts of $130,000                                                  1,949,750       1,600,087
   Lease receivables (Note 2)                                                            14,995          35,172
   Inventories                                                                        3,090,017       2,971,803
   Deferred income taxes (Note 4)                                                       103,031          97,618
   Note receivable-current (Note 13)                                                     67,857         157,143
   Other current assets                                                                 118,930         112,375
---------------------------------------------------------------------------------------------------------------

Total current assets                                                                  6,926,696       6,716,449

Lease receivables - due after one year (Note 2)                                               -          10,000

Note receivable, less current portion (Note 13)                                               -          67,857


Equipment and improvements, net (Note 3)                                                230,352         217,200

Franchise license, trademarks and other intangible assets, net
   (Note 1)                                                                             373,779         385,756

Deferred income taxes (Note 4)                                                           10,248          26,859
---------------------------------------------------------------------------------------------------------------
                                                                                    $ 7,541,075     $ 7,424,121
---------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable and accrued expenses                                            $   679,505     $   911,380
   Accrued employee expenses                                                            295,440         318,553
   Unearned income                                                                      289,712               -
   Customer deposits                                                                    577,440         550,042
---------------------------------------------------------------------------------------------------------------

Total current liabilities                                                             1,842,097       1,779,975
---------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     1,842,097       1,779,975
---------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 6, 8 and 9)
---------------------------------------------------------------------------------------------------------------

Shareholders' equity (Notes 11 and 12)
Preferred Stock, $1.00 par value:
   Authorized shares - 200,000; none
     issued and outstanding                                                                   -               -
Common stock, $0.025 par value:
   Authorized shares - 15,000,000; 7,055,500 and 7,045,500,
     shares issued and outstanding at 2005 and 2004,
     respectively, including  shares held in treasury                                   176,388         176,138
   Additional paid-in capital                                                         2,075,870       2,066,120
   Retained earnings                                                                  3,449,740       3,404,908
   Treasury stock, 31,050  shares at cost                                                (3,020)         (3,020)
---------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                            5,698,978       5,644,146
---------------------------------------------------------------------------------------------------------------
                                                                                    $ 7,541,075     $ 7,424,121
---------------------------------------------------------------------------------------------------------------
See  accompanying  summary  of  accounting  policies  and notes to  consolidated financial statements.

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                           Consolidated Statements of Operations

Years ended June 30,                                                           2005              2004
-----------------------------------------------------------------------------------------------------
Revenues:
     Net sales                                                             $17,564,559    $14,020,703
     Development fees, franchise and license fees, commissions
        and other                                                              824,450        651,562
-----------------------------------------------------------------------------------------------------

Total                                                                       18,389,009     14,672,265
-----------------------------------------------------------------------------------------------------

Cost of sales                                                               13,157,427     10,137,623
Selling, general and administrative expenses                                 4,063,140      3,663,641
Research and development expenses                                               44,825         41,184
-----------------------------------------------------------------------------------------------------

Total                                                                       17,265,392     13,842,448
-----------------------------------------------------------------------------------------------------

Operating income                                                             1,123,617        829,817
-----------------------------------------------------------------------------------------------------

Other income:
     Interest income                                                            10,692         23,810
-----------------------------------------------------------------------------------------------------

Earnings before income taxes                                                 1,134,309        853,627
Provision for income taxes (Note 4)                                            428,046        317,410
-----------------------------------------------------------------------------------------------------

Net earnings                                                               $   706,263    $   536,217
-----------------------------------------------------------------------------------------------------

Net earnings per share (Note 10):
     Basic                                                                 $       .10    $       .08
     Diluted                                                               $       .10    $       .08
-----------------------------------------------------------------------------------------------------

Weighted average number of shares of common stock outstanding:
     Basic                                                                   7,023,146      7,009,188
     Diluted                                                                 7,037,921      7,032,060
-----------------------------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             DRYCLEAN USA, Inc. and Subsidiaries


                                 Consolidated Statements of Shareholders' Equity

                                           Common Stock            Additional      Treasury Stock
                                      ---------------------------    Paid-in     ---------------------   Retained
                                         Shares        Amount        Capital      Shares      Cost       Earnings         Total

Balance at June 30, 2003              7,027,500      $ 175,688     $ 2,048,570    31,050    $ (3,020)   $ 3,219,413   $ 5,440,651

   Stock options exercised               18,000            450          17,550         -          -               -        18,000
   Dividends paid ($.05 per share)                                                                         (350,722)     (350,722)
   Net earnings                               -              -               -         -          -         536,217       536,217
------------------------------------- ------------- ------------- -------------- ---------- ---------- -------------- --------------
Balance at June 30, 2004              7,045,500        176,138       2,066,120    31,050     (3,020)      3,404,908     5,644,146

   Stock options exercised               10,000            250           9,750         -          -               -        10,000
   Tax benefit from stock option
       exercise                               -              -               -         -          -           5,893         5,893
   Dividends paid ($.06 per share)            -              -               -         -          -        (421,467)     (421,467)
   Dividends paid ($.035 per share)           -              -               -         -          -        (245,857)     (245,857)
   Net earnings                               -              -               -         -          -         706,263       706,263
------------------------------------- ------------- ------------- -------------- ---------- ---------- -------------- --------------
Balance at June 30, 2005              7,055,500      $ 176,388     $ 2,075,870    31,050    $ (3,020)   $ 3,449,740   $ 5,698,978
------------------------------------- ------------- ------------- -------------- ---------- ---------- -------------- --------------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                             DRYCLEAN USA, Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

Years ended June 30,                                                                2005             2004
---------------------------------------------------------------------------------------------------------------

Operating activities:
   Net income                                                                      $ 706,263       $ 536,217
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                   119,242         114,946
     Bad debt expense                                                                 49,846          42,782
     Provision for deferred income taxes                                              11,198          22,589
     Tax benefit for stock option exercise                                             5,893               -
     (Increase) decrease in operating assets:
       Accounts, trade notes and lease receivables                                  (369,333)       (251,761)
       Inventories                                                                  (118,214)       (394,865)
       Other current assets                                                           (6,555)         56,719
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                        (231,875)         34,918
       Accrued employee expenses                                                     (23,113)         15,230
       Unearned income                                                               289,712               -
       Customer deposits                                                              27,398         214,836
---------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                            460,462         391,611
---------------------------------------------------------------------------------------------------------------

Investing activities:
   Payments received on note receivable                                              157,143         144,048
   Capital expenditures                                                              (88,461)        (40,905)
   Patent expenditures                                                               (31,955)        (33,922)
---------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                             36,727          69,221
---------------------------------------------------------------------------------------------------------------

Financing activities:
   Proceeds from exercise of stock options                                            10,000          18,000
   Dividends paid                                                                   (667,324)       (350,722)
---------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                               (657,324)       (332,722)
---------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                (160,135)        128,110
Cash and cash equivalents at beginning of year                                     1,742,251       1,614,141
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                         $ 1,582,116     $ 1,742,251
---------------------------------------------------------------------------------------------------------------

Supplemental Information:
   Cash paid for:
   Income taxes                                                                    $ 438,000       $ 406,000
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

Principles of Consolidation         The  accompanying   consolidated   financial
                                    statements  include the accounts of DRYCLEAN
                                    USA, Inc. and its wholly-owned subsidiaries.
                                    Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition                 Sales of products are generally  shipped FOB
                                    origin and  revenue is  recorded as they are
                                    shipped.  Shipping,  delivering and handling
                                    fee  income of  approximately  $303,000  and
                                    $245,000  for the years  ended June 30, 2005
                                    and 2004, respectively,  are included as net
                                    sales   in   the   consolidated    financial
                                    statements.    Shipping,    delivering   and
                                    handling costs are included in cost of sales. Commissions and development fees are recorded when earned. Individual franchise arrangements include a license and provide for the payment of initial fees for the granting of the franchise. Royalty fees are generated for the use of the name DRYCLEAN
                                    USA(R). Initial franchise fees are generally recorded upon the opening of the franchise store. Continuing royalty fees are recorded when earned. Royalty fees recognized in fiscal 2005 and 2004 were $223,350 and $207,402, respectively.

                                    Customer   deposits   represent    primarily
                                    amounts  received from  customers for future
                                    delivery  of  equipment   or  services.   In
                                    January   2005,   the   Company   signed  an
                                    exclusive  license  agreement with Whirlpool
                                    Corporation,   licensing   the  use  of  the
                                    Company's   patent    technology   on   home
                                    appliances.  Whirlpool  Corporation  paid to
                                    the Company $350,000,  including $331,100 as
                                    a one  time up front  fee for the  exclusive
                                    license,  and is to pay royalties during the
                                    three year period following the introduction
                                    of   Whirlpool   Corporation    manufactured
                                    products  using  the  licensed   technology.
                                    After  this  period,  Whirlpool  Corporation
                                    will retain a non-exclusive  license and the
                                    Company is free to license its technology to
                                    other    manufacturers.    Unearned   income
                                    represents   the   $331,100   fee   for  the
                                    exclusive license which is being amortized over 48 months, the life of the contract. At June 30, 2005, $289,712 remained to be amortized.

Accounts and Trade Notes
Receivable                          Accounts  and  trade  notes  receivable  are
                                    customer  obligations due under normal trade
                                    terms.   The  Company   sells  its  products
                                    primarily  to  independent  drycleaning  and
                                    laundry    stores.    The   non-trade   note
                                    receivable  represents  the amounts due from
                                    the sale of the  telecommunications  segment
                                    as further discussed in Note 13. The Company
                                    performs  continuing  credit  evaluations of
                                    its  customers'   financial  condition  and,
                                    depending on the terms of credit, the amount
                                    of  the  credit  granted  and   management's
                                    history with a customer, the Company may require the customer to pledge the purchased equipment as collateral for the receivable.
                                    Senior management reviews accounts and notes receivable on

                       DRYCLEAN USA, Inc. and Subsidiaries
                         Summary of Accounting Policies


                                    a  regular  basis to  determine  if any such
                                    amounts will  potentially be  uncollectible.
                                    The Company  includes any balances  that are
                                    determined to be uncollectible, along with a
                                    general  reserve,  in its overall  allowance
                                    for doubtful accounts. After all attempts to
                                    collect  a  receivable   have  failed,   the
                                    receivable  is written  off.  The  Company's
                                    non-trade note receivable is  collateralized
                                    by  the  assets  sold  and is  supported  by
                                    personal guarantees by the principals of the
                                    debtor.   All  payments  on  such  note  are
                                    current. Based on the information available,
                                    management  believes the Company's allowance
                                    for  doubtful  accounts  as of June 30, 2005
                                    and  2004  is  adequate.   However,   actual
                                    write-offs   might   exceed   the   recorded
                                    allowance.

Inventories                         Inventories consist principally of equipment
                                    and spare parts.  Equipment is valued at the
                                    lower of cost,  determined  on the  specific
                                    identification   method,  or  market.  Spare
                                    parts are valued at the lower of average cost or market.

Equipment,                          Property  and equipment  are stated at cost.
Improvements and                    Depreciation and amortization are calculated
Depreciation                        on  accelerated  and  straight-line  methods
                                    over lives of five to seven years for furniture and equipment and the lesser of ten years or the life of the lease for leasehold improvements for both financial reporting and income tax purposes, except that leasehold improvements are amortized over 31 years for income tax purposes.
                                    Repairs and maintenance costs are expensed as incurred.

Asset  Impairments                  The Company  accounts for long-lived  assets
                                    in  accordance  with the  provisions  of the
                                    Financial    Accounting    Standards   Board
                                    ("FASB")  Statement of Financial  Accounting
                                    Standard  ("SFAS") No. 144,  "Accounting for
                                    the  Impairment  or Disposal  of  Long-Lived
                                    Assets."   This   statement   requires  that
                                    long-lived  assets and certain  identifiable
                                    intangibles   be  reviewed  for   impairment
                                    whenever events or changes in  circumstances
                                    indicate  that  the  carrying  amount  of an
                                    asset may not be recoverable. Recoverability
                                    of assets to be held and used is measured by
                                    a comparison  of the  carrying  amount of an
                                    asset to future net cash flows  expected  to
                                    be  generated  by the asset.  If such assets
                                    are   considered   to   be   impaired,   the
                                    impairment  to be  recognized is measured by
                                    the amount by which the  carrying  amount of
                                    the  assets  exceeds  the fair  value of the
                                    assets.   Assets  to  be   disposed  of  are
                                    reported at the lower of the carrying amount or fair value less estimated costs to sell.
                                    The Company has determined that no assets had been impaired as of June 30, 2005 and 2004.

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

                       DRYCLEAN USA, Inc. and Subsidiaries
                         Summary of Accounting Policies


                                    the   reported   amounts  of  revenues   and
                                    expenses during the reporting period. Actual results could differ from those estimates.

Stock  Based   Compensation         SFAS No. 123,  "Accounting  for  Stock-Based
                                    Compensation,"  as amended by SFAS No.  148,
                                    "Accounting for  Stock-Based  Compensation -
                                    Transition  and Disclosure - An Amendment of
                                    FASB   Statement  No.  123."   requires  the
                                    Company  to  provide  pro forma  information
                                    regarding  net earnings and net earnings per
                                    share  as  if  compensation   cost  for  the
                                    Company's  stock options had been determined
                                    in  accordance  with  the fair  value  based
                                    method  prescribed  in  SFAS  No.  123.  The
                                    Company  estimates  the  fair  value of each
                                    stock  option at the grant date by using the
                                    Black-Scholes   option-pricing   model.   No
                                    options were granted in fiscal years 2005 or 2004. Based on these assumptions, under the accounting provisions of SFAS No. 123, the Company's net earnings and net earnings per common share would have been as follows:

                                Year ended June 30,                                         2005           2004
                                ------------------------------------------------------- ------------- ---------------
                                Net earnings, as reported                                $ 706,263     $ 536,217
                                Less: Total stock-based employee compensation
                                      expense determined under fair value based
                                      method for all awards                                     -         (4,500)
                                ------------------------------------------------------- ------------- ---------------
                                Pro forma earnings from continuing operations            $ 706,263     $ 531,717
                                ------------------------------------------------------- ------------- ---------------

                                Earnings per common share:

                                Basic - As reported                                      $     .10     $      .08
                                       Pro forma                                               .10            .08
                                Diluted - As Reported                                          .10            .08
                                         Pro forma                                             .10            .08
                                ------------------------------------------------------- ------------- ---------------

                                    All stock options were fully vested as of June 30, 2004. Thus, there was no pro forma compensation expense for 2005.

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

Advertising Costs                   The Company expenses the cost of advertising
                                    as of the first  date the  advertisement  is
                                    run.  The  Company  expensed   approximately
                                    $145,000 and $157,000 of advertising costs for the years ended June 30, 2005 and 2004, respectively.

Fair Value of Financial             The Company's financial  instruments consist
Instruments                         principally  of cash and  cash  equivalents,
                                    accounts and trade notes  receivable,  lease
                                    receivables,   notes  receivable,   accounts
                                    payable and accrued  expenses.  Due to their
                                    relatively  short-term  nature  or  variable
                                    rates,   the   carrying   amounts   of  such
                                    financial  instruments,  as reflected in the
                                    accompanying  consolidated  balance  sheets,
                                    approximate   their  estimated  fair  value.
                                    Their    estimated   fair   value   is   not
                                    necessarily indicative of the amounts the Company could realize in a

                       DRYCLEAN USA, Inc. and Subsidiaries
                         Summary of Accounting Policies

                                    current   market   exchange   or  of  future
                                    earnings or cash flows.

Customer Deposits                   Customer deposits represent advances paid by
                                    certain customers when placing orders for equipment with the Company. These deposits are generally non-refundable.

Franchise License,                  Franchise  license,   trademark,  and  other
Trademark and Other                 intangible  assets  are  stated at cost less
Intangible Assets                   accumulated  amortization.  These assets are
                                    amortized on a straight-line  basis over the
                                    estimated  future  periods  to be  benefited
                                    (10-15  years).  Patents are amortized  over
                                    the shorter of the  patent's  useful life or
                                    legal  life  from the date  such  patent  is
                                    granted.    The    Company    reviews    the
                                    recoverability of intangible assets based primarily upon an analysis of undiscounted cash flows expected to be generated from the acquired assets. In the event the expected future net cash flows should become less than the carrying amount of the assets, an impairment loss will be recorded in the period such determination is made, based on the fair value of the related assets.

Reclassifications                   Certain   prior  year   amounts   have  been
                                    reclassified to conform to the current year presentation.

New Accounting                      In December  2004,  the FASB issued SFAS No.
Pronouncements                      123    (Revised    2004)    (SFAS    123(R))
                                    "Share-based  payment".   SFAS  123(R)  will
                                    require   compensation   costs   related  to
                                    share-based   payment   transactions  to  be
                                    recognized in the financial statements. With
                                    limited    exceptions,    the    amount   of
                                    compensation  cost will be measured based on
                                    the  grant-date  fair value of the equity or
                                    liability  instruments  issued. In addition,
                                    liability  awards will be  re-measured  each
                                    reporting period.  Compensation cost will be
                                    recognized  over the period that an employee
                                    provides  service in exchange for the award.
                                    SFAS 123(R)  replaces  FASB 123,  Accounting
                                    for Stock-Based  Compensation and supersedes
                                    APB  Opinion  No. 25,  Accounting  for Stock
                                    Issued  to   Employees.   This  guidance  is
                                    effective as of the first interim or annual reporting period beginning after December
                                    15, 2005 for Small Business filers such as the Company. SFAS 123(R) does not affect the Company at the present time but may affect share-based compensation in the future.

                                    In  December  2004,  the  FASB  issued  FASB
                                    Statement No.151,  "Inventory  Costs," which
                                    clarifies   the   accounting   for  abnormal
                                    amounts of idle facility  expense,  freight,
                                    handling   costs,    and   wasted   material
                                    (spoilage). Under this Statement, such items
                                    will   be   recognized   as   current-period
                                    charges. In addition, the Statement requires
                                    that   allocation   of   fixed    production
                                    overheads  to the  costs  of  conversion  be
                                    based  on  the   normal   capacity   of  the
                                    production  facilities.  This  Statement  is
                                    effective  for  inventory   costs   incurred
                                    during fiscal years beginning after June 15, 2005 and must be applied prospectively. Adoption of this statement is not expected to impact the Company's financial position or results of operations because the Company does not manufacture inventory.

                                    In  December  2004,  the  FASB  issued  FASB
                                    Statement No. 153, "Exchanges of Nonmonetary
                                    Assets,"  which  amends APB  Opinion No. 29,
                                    "Accounting for  Nonmonetary  Transactions."
                                    The  amendments  made by  Statement  153 are
                                    based on the  principle  that  exchanges  of
                                    nonmonetary  assets should be measured based
                                    on the fair value of the  assets  exchanged.
                                    Further, the amendments eliminate the narrow
                                    exception  for   nonmonetary
                                    exchanges of similar  productive  assets and
                                    replace  it  with a  broader  exception  for
                                    exchanges of nonmonetary  assets that do not
                                    have  "commercial   substance."  Previously,
                                    Opinion 29 required that the  accounting for
                                    an  exchange  of a  productive  asset  for a
                                    similar  productive  asset or an  equivalent
                                    interest  in the same or similar  productive
                                    asset should be based on the recorded amount
                                    of the asset relinquished. The provisions in
                                    Statement 153 are effective for  nonmonetary
                                    asset exchanges  occurring in fiscal periods
                                    beginning  after June 15, 2005.  Adoption of
                                    this   pronouncement   will  not  materially
                                    impact the Company's financial position or results of operations.

                                    In May 2005,  the FASB issued FASB Statement
                                    No.  154,   "Accounting  Changes  and  Error
                                    Corrections  - A  Replacement  of APB No. 20
                                    and  FASB  Statement  No.  3."  Among  other
                                    changes,   Statement  154  requires  that  a
                                    voluntary change in accounting  principle be
                                    applied   retrospectively   with  all  prior
                                    period financial statements presented on the
                                    new  accounting  principle,   unless  it  is
                                    impracticable  to do so.  Statement 154 also
                                    provides  that (1) a  change  in  method  of
                                    depreciating   or  amortizing  a  long-lived
                                    nonfinancial  asset  be  accounted  for as a
                                    change in estimate  (prospectively) that was
                                    effected   by   a   change   in   accounting
                                    principle,  and (2)  correction of errors in
                                    previously   issued   financial   statements
                                    should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Adoption of this pronouncement is not expected to materially impact the Company.

                       DRYCLEAN USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements



1. Intangible  Assets             Franchise   license,   trademark  and  other
                                  intangible assets consist of the following:

                                -------------------------------------------------------------------------------------
                                                                         Estimated
                                                                        Useful Lives      June 30,       June 30,
                                                                         (in years)         2005           2004
                                -------------------------------------------------------------------------------------
                                Franchise license agreements                 10           $ 529,500    $  529,500
                                Trademarks, patents and
                                  tradenames                               10-15            210,417       139,864
                                -------------------------------------------------------------------------------------
                                                                                            739,917       669,364
                                Less accumulated amortization                              (366,138)     (283,608)
                                -------------------------------------------------------------------------------------
                                                                                          $ 373,779    $  385,756
                                -------------------------------------------------------------------------------------

                                    Amortization expense amounted to $64,444 in fiscal 2005 and $57,472 in fiscal 2004.

2. Lease Receivables                Lease   receivables   result  from  customer
                                    leases of equipment under arrangements which
                                    qualify as  sales-type  leases.  At June 30,
                                    2005 and 2004, future lease payments, net of
                                    deferred interest ($312 and $891 at June 30,
                                    2005  and  2004,  respectively),  due  under
                                    these   leases   amounted   to  $14,995  and
                                    $45,172, respectively.

3. Equipment and Improvements       Major classes of equipment and  improvements
                                    consist of the following:

                                 June 30,                                               2005             2004
                                 ------------------------------------------------------------------------------------
                                 Furniture and equipment                           $    745,810     $    695,836
                                 Leasehold improvements                                 353,804          330,914
                                 ------------------------------------------------------------------------------------
                                                                                      1,099,614        1,026,750
                                 Less accumulated depreciation and
                                     amortization                                      (869,262)        (809,550)
                                 ------------------------------------------------------------------------------------
                                                                                   $    230,352     $    217,200
                                 ------------------------------------------------------------------------------------

                                    Depreciation  and  amortization of equipment
                                    and  improvements  amounted  to $54,798  and
                                    $57,474  for the years  ended June 30,  2005
                                    and 2004, respectively.

                       DRYCLEAN USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


4. Income Taxes                  The   following   are   the components of
                                 income taxes (benefit):

                                 Years ended June 30,                                  2005              2004
                                 ------------------------------------------------------------------------------------
                                 Current
                                     Federal                                         $ 353,100         $ 252,183
                                     State                                              63,748            42,638
                                 ------------------------------------------------------------------------------------
                                                                                       416,848           294,821
                                 ------------------------------------------------------------------------------------

                                 Deferred
                                     Federal                                             9,561            19,309
                                     State                                               1,637             3,280
                                 ------------------------------------------------------------------------------------
                                                                                        11,198            22,589
                                 ------------------------------------------------------------------------------------
                                                                                     $ 428,046          $ 317,410
                                 ------------------------------------------------------------------------------------

                                  The   reconciliation  of  income  tax  expense
                                  computed at the Federal statutory tax rate of 34% to income taxes (benefit) is as follows:

                                 Years ended June 30,                                  2005              2004
                                 ------------------------------------------------------------------------------------
                                 Tax at the statutory rate                           $ 385,665         $ 290,233
                                 State income taxes,
                                       net of federal benefit                           41,176            31,086
                                 Other                                                   1,205            (3,909)
                                 ------------------------------------------------------------------------------------
                                                                                     $ 428,046         $ 317,410
                                 ------------------------------------------------------------------------------------

                                    Deferred  income  taxes  reflect the net tax
                                    effect of temporary  differences between the
                                    bases  of   assets   and   liabilities   for
                                    financial  reporting  purposes and the bases
                                    used for  income tax  purposes.  Significant
                                    components  of  the  Company's  current  and
                                    noncurrent    deferred    tax   assets   and
                                    liabilities are as follows:

                                 Years ended June 30,                                  2005              2004
                                 ------------------------------------------------------------------------------------
                                 Current deferred tax asset (liability):
                                     Allowance for doubtful accounts                  $ 48,919          $ 48,919
                                     Inventory capitalization                           49,739            63,742
                                     Other                                               4,373           (15,043)
                                 ------------------------------------------------------------------------------------
                                                                                       103,031            97,618
                                 ------------------------------------------------------------------------------------

                                 Noncurrent deferred tax asset (liability):
                                     Equipment and improvements                        (31,300)          (12,825)
                                     Franchise, trademarks and other
                                     intangible assets                                  41,548            39,684
                                 ------------------------------------------------------------------------------------
                                                                                        10,248            26,859
                                 ------------------------------------------------------------------------------------
                                 Total net deferred income tax asset                 $ 113,279         $ 124,477
                                 ------------------------------------------------------------------------------------

                       DRYCLEAN USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


5.  Credit  Agreement               In December 2001, the Company entered into a
    and Term Loan                   bank   loan   agreement   for   a   facility
                                    consisting  of a term loan of $960,000 and a
                                    revolving  credit  facility  of  $2,250,000,
                                    including  a  $1,000,000  letter  of  credit
                                    subfacility  and $250,000  foreign  exchange
                                    subfacility.   In  May  2003,   the  Company
                                    pre-paid the outstanding balance of the term
                                    loan.  Prior to October 28, 2004,  revolving
                                    credit   borrowings   were   limited   by  a
                                    borrowing  base of 60% of eligible  accounts
                                    receivable  and 60% of  certain,  and 50% of
                                    other, eligible inventories.  On October 28,
                                    2004,  the Loan  Agreement  was  amended  to
                                    eliminate  the  borrowing  base  restriction
                                    under the revolving credit facility, thereby
                                    enabling  the  Company  to  borrow up to the
                                    full $2,250,000  amount  available under the
                                    facility  regardless of the Company's levels
                                    of  accounts   receivable  and  inventories.
                                    Borrowings   under  the   revolving   credit
                                    facility  bear  interest  at 2.50% per annum
                                    above the Adjusted  LIBOR Market Index Rate,
                                    are  guaranteed  by  all  of  the  Company's
                                    subsidiaries  and  are   collateralized   by
                                    substantially  all of the  Company's and its
                                    subsidiaries'  assets.  The revolving credit
                                    facility  matures  October 30, 2005. At June
                                    30, 2005 and 2004, there were no outstanding
                                    borrowings,  letters  of credit  or  foreign
                                    exchange  contracts  outstanding  under  the
                                    line of credit.  The loan agreement requires
                                    maintenance of certain debt service coverage
                                    and  leverage   ratios  and  contains  other
                                    restrictive covenants, including limitations
                                    on the extent to which the  Company  and its
                                    subsidiaries     may    incur     additional
                                    indebtedness,   pay   dividends,   guarantee
                                    indebtedness of others, grant liens, sell assets and make investments.

6.  Related Party                   The  Company  leases  warehouse  and  office
    Transactions                    space from a  principal  shareholder  of the
                                    Company under an operating lease. Annual rental expense under this lease was $83,200 in each of fiscal 2005 and 2004.

                                    The Company and the shareholder entered into
                                    a new  lease  on  September  9,  2005  for a
                                    three-year period beginning November 1, 2005
                                    at an annual rental of $94,500,  with annual
                                    increases  commencing November 1, 2006 of 3%
                                    over the rent in the prior year. The Company
                                    is to bear  real  estate  taxes,  utilities,
                                    maintenance,   non-structural   repairs  and
                                    insurance.   The  new  lease   contains  two
                                    three-year renewal options in favor of the Company. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

                                    In addition, in fiscal 2005, the Company paid two law firms, in which a director is of counsel, an aggregate of $81,500 for legal services performed. In fiscal 2004, the Company paid one of these law firms $43,500 for legal services performed.

7. Concentrations of                The  Company   places  its  excess  cash  in
   Credit Risk                      overnight  deposits  with a  large  national
                                    bank.  Concentration  of  credit  risk  with
                                    respect  to trade and lease  receivables  is
                                    limited due to a large customer base.  Based
                                    on the Company's  credit  evaluation,  trade
                                    receivables  may  be  collateralized  by the
                                    equipment    sold.   The   Company's   lease
                                    receivable   is    collateralized   by   the
                                    equipment under lease. The note receivable is collateralized by the assets sold and supported by personal guarantees by the principals of the debtor.

                       DRYCLEAN USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


8.  Commitments                     In  addition  to the  warehouse  and  office
                                    space  leased from a  principal  shareholder
                                    (see  Note  6),  the   Company   leases  two
                                    additional  office and warehouse spaces from
                                    unrelated   third  parties  under  operating
                                    leases  expiring in December  2005 and March
                                    2006.  As of June 30,  2005,  the Company is
                                    also  obligated  under two leases for future
                                    dry cleaning  stores that aggregate  $81,000
                                    to $89,000 in annual  base rent per year for
                                    the next five years. The Company anticipates
                                    assigning   these  leases  to  dry  cleaning
                                    franchisees  or  other  customers  when  the
                                    leased    facilities   are   available   for
                                    occupancy.

                                    Minimum future rental commitments for leases in effect at June 30, 2005 approximates the following:

                                 Years ending June 30,
                                 ------------------------------------------------------------------------------------
                                 2006                                                                    $ 211,000
                                 2007                                                                      179,000
                                 2008                                                                      184,000
                                 2009                                                                      120,000
                                 2010                                                                       89,000
                                 Thereafter                                                                 12,000
                                 ------------------------------------------------------------------------------------
                                    Total                                                                $ 795,000
                                 ------------------------------------------------------------------------------------

                                    Rent   expense   aggregated   $158,044   and
                                    $157,387 for the years ended June 2005 and 2004, respectively.

                                    As of June 30, 2005, the Company had no outstanding letters of credit.

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

9. Deferred                         The  Company  has a  participatory  deferred
   Compensation Plan                compensation   plan   wherein   it   matches
                                    employee   contributions  up  to  1%  of  an
                                    eligible  employee's  yearly   compensation.
                                    Employees are eligible to participate in the
                                    plan  after  three  months of  service.  The
                                    Company contributed approximately $7,000 and
                                    $9,000 to the Plan  during  fiscal  2005 and
                                    fiscal 2004,  respectively.  The plan is tax
                                    deferred   under   Section   401(k)  of  the
                                    Internal Revenue Code.

                       DRYCLEAN USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


10. Earnings Per Share              The following  reconciles  the components of
                                    the earnings per share computation:

                                 Year ended June 30, 2005
                                 ------------------------------------------------------------------------------------
                                                                            Income          Shares        Per Share
                                                                          (Numerator)   (Denominator)      Amount
                                 ------------------------------------------------------------------------------------
                                 Net earnings                              $ 706,263      7,023,146           $ .10

                                 Effect of dilutive securities:
                                    Stock options                                  -         14,775              -
                                 ------------------------------------------------------------------------------------

                                 Earnings plus assumed dilution            $ 706,263      7,037,921           $ .10
                                 ------------------------------------------------------------------------------------
                                 Year ended June 30, 2004

                                                                            Income          Shares       Per Share
                                                                          (Numerator)   (Denominator)      Amount
                                 ------------------------------------------------------------------------------------

                                 Net earnings                              $ 536,217      7,009,188            $ .08

                                 Effect of dilutive securities:
                                    Stock options                                 -          22,872              -
                                 ------------------------------------------------------------------------------------

                                 Earnings plus assumed dilution            $ 536,217      7,032,060            $ .08
                                 ------------------------------------------------------------------------------------

                                    There  were  outstanding  stock  options  to
                                    purchase  20,000  shares  of  the  Company's
                                    common  stock at June  30,  2004  that  were
                                    excluded in the  computation of earnings per
                                    share for such  year  because  the  exercise
                                    prices  of the  options  were at  least  the
                                    average market price of the Company's common
                                    stock  for  that  year.   No  options   were
                                    excluded in fiscal 2005.

11.   Dividends                     The  Company  paid a $.05 per  share  annual
                                    dividend on October 31, 2003 to shareholders of record on October 17, 2003; a $.06 per share annual dividend on November 1, 2004 to shareholders of record on October 15, 2004 declared on September 27, 2004, and a $.035 per share semi-annual dividend on May 2, 2005 to shareholders of record on April 15, 2005.

                                    On September 23, 2005 the Board of Directors
                                    declared   a  $.04  per  share   semi-annual
                                    dividend payable on November 1, 2005 to stockholders of record on October 14, 2005.

12.   Stock Options                 The   Company's   2000  Stock   Option  Plan
                                    authorizes  the grant (until May 2, 2010) of
                                    options to purchase up to 500,000  shares of
                                    the  Company's  common  stock to  employees,
                                    directors and consultants.  The Company also
                                    has  a  1994  Non-Employee   Director  Stock
                                    Option Plan which terminated as to future grants on August 23, 2004, but under which options to purchase 30,000 shares remain outstanding.

                                    The  Company  applies  APB  Opinion  No. 25,
                                    "Accounting  for Stock Issued to Employees,"
                                    and related  interpretations  in  accounting
                                    for   stock   options   to   employees   and
                                    directors. Under APB Opinion No. 25, because the exercise price of the stock options equaled or exceeded the market price of

                       DRYCLEAN USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                    the underlying stock on the date of grant, no compensation cost has been recognized. No options have been granted to consultants.

                                    SFAS  123(R),  "Share-Based  Payment,"  will
                                    require  compensation costs related to share
                                    based payment  transactions to be recognized
                                    directly  in  the   Company's   consolidated
                                    financial  statements  beginning  January 1,
                                    2006.

                                    Pursuant to the Company's  2000 Stock Option
                                    Plan, the Company may grant  incentive stock
                                    options and nonqualified stock options.  All
                                    options  outstanding under the director plan
                                    are  nonqualified  stock  options.   Options
                                    under the 2000 Stock  Option Plan may have a
                                    maximum   term   of  10   years,   are   not
                                    transferable  and  must  be  granted  at  an
                                    exercise  price  of at  least  100%  of  the
                                    market value of the  Company's  common stock
                                    on the  date of  grant.  However,  incentive
                                    stock  options   granted  to  an  individual
                                    owning  more than 10% of the total  combined
                                    voting  power of all classes of stock issued
                                    by the Company  must have an exercise  price
                                    of at least 110% of the fair market value of
                                    the shares issuable on the date of the grant
                                    and may not  have a term of more  than  five
                                    years. Incentive stock options granted under
                                    the 2000 Stock  Option  Plan are  subject to
                                    the  limitation   that  the  aggregate  fair
                                    market value (determined as of the date of grant) of those options which may first become exercisable in any calendar year cannot exceed $100,000.

                                    Generally,  options  granted  to  date  have
                                    become  exercisable,  on a cumulative basis,
                                    as  to  one-fourth  of  the  shares  covered
                                    thereby   on   each   of  the   first   four
                                    anniversaries of grant.  Generally,  options
                                    terminate three months following termination
                                    of service (except generally one year in the
                                    case of  termination of service by reason of
                                    death or  disability).  There  were no stock
                                    options  granted  in  fiscal  2005 and 2004.
                                    Options   granted   under  the  plans   also
                                    terminate upon a merger in which the Company is not the surviving corporation or in which shareholders before the merger cease to own at least 50% of the combined voting power in the elections of directors of the surviving corporation, the sale of substantially all of the Company's assets or the liquidation or dissolution of the Company, unless other provision is made by the board of directors.

                                    Options under the 1994 Non-Employee Director
                                    Stock  Option  Plan have a term of 10 years,
                                    are not  transferable and are exercisable at
                                    a price equal to 100% of the market value of
                                    the  Company's  common  stock on the date of
                                    grant.   Options   under   this   plan   are
                                    exercisable  as to  one-fourth of the shares
                                    covered  thereby  on each of the first  four
                                    anniversaries of grant.  Vesting accelerates
                                    upon a change of control of the  Company (as
                                    defined  in  the  Plan).  Options  terminate
                                    three  months   following   termination   of
                                    service (except one year in the case of termination of service by reason of death or disability).

                                    A summary  of  options  under the  Company's
                                    stock option plans as of June 30, 2005,  and
                                    changes   during  the  year  then  ended  is
                                    presented below:

                       DRYCLEAN USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                                                                                      Weighted
                                                                                                       Average
                                                                                                      Exercise
                                                                                            Shares      Price
                                  -------------------------------------------------------------------------------
                                  Outstanding at beginning of year                           50,000      $1.36
                                  Granted                                                         -       -
                                  Exercised                                                 (10,000)      1.00
                                  Expired                                                   (10,000)      2.00
                                  -------------------------------------------------------------------------------
                                  Outstanding at end of year                                 30,000      $1.27
                                  Options exercisable at year-end                            30,000      $1.27
                                  Options available for future grant at year-end            500,000
                                  -------------------------------------------------------------------------------

                                    A summary  of  options  under the  Company's
                                    stock option plans as of June 30, 2004,  and
                                    changes   during  the  year  then  ended  is
                                    presented below:

                                                                                                      Weighted
                                                                                                       Average
                                                                                                      Exercise
                                                                                            Shares      Price
                                  -------------------------------------------------------------------------------
                                  Outstanding at beginning of year                         439,000       $1.02
                                  Granted                                                        -        -
                                  Exercised                                                (18,000)       1.00
                                  Expired                                                 (371,000)       1.00
                                  -------------------------------------------------------------------------------

                                  Outstanding at end of year                                50,000       $1.36
                                  -------------------------------------------------------------------------------

                                  Options exercisable at year-end                           50,000       $1.36
                                  -------------------------------------------------------------------------------

                                    The following table summarizes information about outstanding stock options at June 30, 2005:

                                                                Weighted
                                                                 Average      Weighted                Weighted
                                     Range of        Number     Remaining      Average      Number     Average
                                     Exercise     Outstanding  Contractual    Exercise    Exercisable Exercise
                                      Prices       at 6/30/05      Life         Price     at 6/30/05    Price
                                  -------------------------------------------------------------------------------
                                      $   .91         20,000    3.3 years       $   .91      20,000     $   .91
                                      $  2.00         10,000    4.9 years       $  2.00      10,000     $  2.00
                                  -------------------------------------------------------------------------------

13.   Note Receivable               On  July  31,   2002,   the   Company   sold
                                    substantially  all of the  operating  assets
                                    (principally   inventory,    equipment   and
                                    intangible assets) of its Metro-Tel segment,
                                    which was  engaged  in the  manufacture  and
                                    sale  of  telephone  test   equipment.   The
                                    purchase   price  was  $800,000   which  was
                                    payable  $250,000  in  cash  and a  $550,000
                                    promissory note, bearing interest at prime +
                                    1%,  (7.25%  and 5.25% at June 30,  2005 and
                                    2004, respectively) and payable monthly over
                                    42 months  commencing  October 1, 2002.  The
                                    promissory  note is  guaranteed  by  certain
                                    companies  affiliated with the purchaser and
                                    the    purchaser's   and   the   affiliates'
                                    principal shareholders and is collateralized
                                    by the operating assets of the purchaser and
                                    the  affiliated  companies.  The Company has
                                    agreed  to   subordinate   payment   of  the
                                    promissory   note,    obligations   of   the
                                    affiliated  companies of the purchaser under
                                    their guarantees and the collateral  granted
                                    by  the   purchaser   and   the   affiliated

                       DRYCLEAN USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


                                    companies   to   the   obligations   of  the
                                    purchaser and the affiliated companies to two bank lenders. The purchaser prepaid $50,000 of the note in 2003. As of June 30, 2005, there was $67,857 outstanding under this note. The remaining principal is due during fiscal 2006.

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

                                    Financial   information  for  the  Company's
                                    business segments is as follows:

                                Year ended June 30,                                        2005           2004
                                -------------------------------------------------------------------------------------
                                Revenues:
                                   Commercial and industrial laundry and dry
                                     cleaning equipment                                 $ 18,023,119   $ 14,396,031
                                   License and franchise operations                          365,890        276,234
                                -------------------------------------------------------------------------------------
                                Total revenues                                          $ 18,389,009   $ 14,672,265
                                -------------------------------------------------------------------------------------

                                Operating income (loss):
                                   Commercial and industrial laundry
                                     and dry cleaning equipment                          $ 1,178,238      $ 904,640
                                  License and franchise operations                           252,765        170,207
                                  Corporate                                                 (307,386)      (245,030)
                                -------------------------------------------------------------------------------------
                                Total operating income                                   $ 1,123,617      $ 829,817
                                -------------------------------------------------------------------------------------

                                Identifiable assets:
                                   Commercial and industrial laundry
                                     and dry cleaning equipment                          $ 6,525,375    $ 6,325,915
                                   License and franchise operations                          781,416        655,744
                                   Corporate                                                 234,284        442,462
                                -------------------------------------------------------------------------------------
                                Total assets                                             $ 7,541,075    $ 7,424,121
                                -------------------------------------------------------------------------------------

                       DRYCLEAN USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

                                    For the years  ended June 30, 2005 and 2004,
                                    export   revenues,    principally   to   the
                                    Caribbean  and  Latin  America,   aggregated
                                    approximately   $2,973,000  and  $2,340,000,
                                    respectively,    of   which    approximately
                                    $2,833,000  and  $2,209,000,   respectively,
                                    related  to the  commercial  and  industrial
                                    laundry and dry cleaning  equipment segment.
                                    All  such  sales  are  denominated  in  U.S.
                                    Dollars and, accordingly, the Company is not
                                    exposed   to  risks  of   foreign   currency
                                    fluctuations as a result of such sales.

                                    No single customer accounted for more than 10% of the Company's revenues in fiscal 2005 or 2004.

                       DRYCLEAN USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Item 8.       Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure.

              Not applicable.

Item 8A.      Controls and Procedures.

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

Item 8B.      Other Information.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following information is presented with respect to the background of each of the directors and executive officers of the Company:

         Michael S. Steiner, 49, has been President, Chief Executive Officer and a director of the Company since November 1998 and of Steiner since 1988.

         Alan I. Greenstein, 49, has been Executive Vice President and Chief Operating Officer of the Company since May 2004. From October 1995 until it was sold in 2000, he was President and principal stockholder of Professional Cleaners, Inc., an operator of a south Florida chain of drycleaning and laundry stores. From February 2001 to September 2004, Mr. Greenstein was Vice President and a principal shareholder of South Florida Transport, Inc., a south Florida thrifty Car rental franchise. In October 2004, South Florida Transport, Inc. filed for Chapter 11 Bankruptcy, which subsequently converted to Chapter 7 liquidation. Mr. Greenstein believes the heavy losses from the hurricanes that hit Florida in the summer of 2004 were the cause for South Florida Transport, Inc.'s financial problems. Since he joined the Company, Mr. Greenstein has been a full time employee of the Company.

         William K. Steiner, 75, has been a director of the Company since November 1998 and Chairman of the Board of Steiner since he founded Steiner in 1960.

         Venerando J. Indelicato, 72, was President of the Company from December 1967 until November 1998 and has been Treasurer and Chief Financial Officer of the Company since December 1969.

         Lloyd Frank, 80, has been a director of the Company since 1977. Mr. Frank has been of counsel to the law firm of Troutman Sanders LLP since April 2005. Prior thereto, Mr. Frank was a member of the law firm of Jenkens & Gilchrist Parker Chapin LLP and its predecessor from 1977 until the end of 2003 and of counsel to that firm from January 2004 until March 2005. The Company retained

Troutman Sanders LLP and Jenkens & Gilchrist Parker Chapin LLP during the Company's last fiscal year and is retaining Troutman Sanders LLP during the Company's current fiscal year. Mr. Frank is also a director of Park Electrochemical Corp. and Volt Information Sciences, Inc.

         David Blyer, 45, has served as a director of the Company since November 1998. Mr. Blyer was Chief Executive Officer and President of Vento Software, a developer of software for specialized business applications, from 1994, when he co-founded that company, until mid-2002. Since that time, Mr. Blyer has been an independent consultant.

         Alan M. Grunspan, 45, has served as a director of the Company since May 1999. Since 2004, Mr. Grunspan has been a member of the law firm of Carlton Fields, PA. Prior thereto, Mr. Grunspan was a member of the law firm of Kaufman Dickstein & Grunspan P. A. from 1991 until 2004.

         Stuart  Wagner,  73,  has  served as a director  of the  Company  since
November 1998. Mr. Wagner has been retired since 1999. From 1975 to 1997, Mr. Wagner served as President of Wagner Products Corp., a manufacturer and distributor of products in the HVAC industry, a company which he founded, and served as a consultant to Diversified Corp., which acquired Wagner Products Corp., from 1997 until 1999 .

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

         The following information is presented with respect to the background of each person who is not an executive officer but who is expected to continue to make a significant contribution to the Company:

         Ronald London, 72, has served as Vice President, and primarily oversees sales of the retail Dry Cleaning Equipment Department of Steiner since joining Steiner in September 1992.

         The balance of the information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 10.      Executive Compensation.

         The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth certain information, as at June 30, 2005, with respect to the Company's equity compensation plans:

                                      Number of securities to       Weighted-average            Number of securities
                                      be issued upon exercise      exercise price of         remaining available for
                                      of outstanding options,     outstanding options,            future issuance
           Plan Category                warrants and rights       warrants and rights     under equity compensation plans
           -------------                -------------------       -------------------     -------------------------------
Equity compensation plans approved
by security holders...........                      30,000 (a)           $1.27                      500,000 (b)

Equity compensation plans not
approved by security holders..                           0                  --                            0
                                     --------------------------- ----------------------- -----------------------------
  Total.......................                      30,000               $1.27                      500,000
                                     =========================== ======================= =============================

(a) All options were granted under the Company's 1994 Non-Employee Director Stock Option Plan (the "1994 Plan") under which no future options may be granted.

(b) Represents shares available for future grant under the Company's 2000 Stock Option Plan (the "2000 Plan"), which permits the grant of options to employees and directors of, and consultants to, the Company. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the 2000 Plan will again be available for the grant of options under the 2000 Plan.

         The balance of the information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 12.      Certain Relationships and Related Transactions.

         The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 13.      Exhibit.

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

4(a)(2) Revolving Credit Note, dated as of December 19, 2001, from the Company in favor of First Union National Bank. (Exhibit 4.1(c) to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

4(a)(3) Guaranty and Security Agreement, dated as of December 19, 2001, from Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Company, DRYCLEAN USA Development Corp. and DRYCLEAN USA License Corp., subsidiaries of the Company, in favor of First Union National Bank. (Exhibit 4.1(d) to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

10(a)(1)(A)       Lease dated  October 6, 1995 between  Steiner and William,  K.
                  Steiner with respect to Steiner's  facilities located 290 N.E.
                  68th  Street,  297 N.E.  67 St.  and

                  277 N.E. 67 St., Miami, Florida. (Exhibit 10(a)(2) to the Company's Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998, File No. 0-9040.)

*10(a)(1)(B)      Commercial  lease dated  September 9, 2005 between Steiner and
                  William K. Steiner with respect to Steiner's facilities located at 290 NE 68 Street, 296 NE 67 Street and 277 NE 67
                  Street, Miami, Florida.

10(b)(1)+         The Company's  1994  Non-Employee  Director Stock Option Plan.
                  (Exhibit A to the Company's  Proxy Statement dated October 14,
                  1994 used in connection with the Company's 1994 Annual Meeting of Stockholders, File No. 0-9040.)

10(b)(2)+         The  Company's  2000 Stock Option Plan.  (Exhibit  99.1 to the
                  Company's   Registration  Statement  on  Form  S-8,  File  No.
                  333-37582.)

14 Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 0-9040.)

21 Subsidiaries of the Company. (Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 0-9040.)

*23(a)            Consent of Morrison Brown, Argiz & Farra, LLP

*23(b)            Consent of BDO Seidman,  LLP,  Independent  Registered  Public
                  Accounting Firm.

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

Item 14.      Principal Accountant Fees and Services.

         The information called for by this Item will be contained in the Company's definitive Proxy Statement with respect to the Company's 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DRYCLEAN USA, Inc.

Dated: September 23, 2005
                                 By: /s/ Michael S. Steiner
                                     ------------------------------------------
                                         Michael S. Steiner
                                         President and Chief Executive Officer

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

Signature                                    Capacity                                    Date
---------                                    --------                                    ----
/s/ Michael S. Steiner                       President, Chief Executive Officer          September 23, 2005
-----------------------------------------
Michael S. Steiner                           (Principal Executive Officer) and
                                             Director

/s/ Venerando J. Indelicato                  Chief Financial Officer                     September 23, 2005
-----------------------------------------
Venerando J. Indelicato                      (Principal Financial and Accounting
                                             Officer) and Director

/s/ David Blyer                              Director                                    September 23, 2005
-----------------------------------------
David Blyer

/s/ Lloyd Frank                              Director                                    September 23, 2005
-----------------------------------------
Lloyd Frank

/s/ Alan M. Grunspan                         Director                                    September 23, 2005
-----------------------------------------
Alan M. Grunspan

/s/ William K. Steiner                       Director                                    September 23, 2005
-----------------------------------------
William K. Steiner

/s/ Stuart Wagner                            Director                                    September 23, 2005
-----------------------------------------
Stuart Wagner

                                                                              46
NEWYORK01 1071119v9 357034-000106
                                                             EXHIBIT INDEX

Exhibit No.                Description


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

4(a)(2) Revolving Credit Note, dated as of December 19, 2001, from the Company in favor of First Union National Bank. (Exhibit 4.1(c) to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

4(a)(3) Guaranty and Security Agreement, dated as of December 19, 2001, from Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Company, DRYCLEAN USA Development Corp. and DRYCLEAN USA License Corp., subsidiaries of the Company, in favor of First Union National Bank. (Exhibit 4.1(d) to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

10(a)(1)(A)       Lease dated  October 6, 1995 between  Steiner and William,  K.
                  Steiner with respect to Steiner's  facilities located 290 N.E.
                  68th  Street,  297  N.E.  67 St.  and 277 N.E.  67 St.  Miami,
                  Florida. (Exhibit 10(a)(2) to the Company's Transition Report on Form 10-KSB for the transition period from January 1, 1998 to June 30, 1998, File No. 0-9040.)

*10(a)(1)(B)      Commercial  lease dated  September 9, 2005 between Steiner and
                  William K. Steiner with respect to Steiner's facilities located at 290 NE 68 Street, 296 NE 67 Street and 277 NE 67
                  Street, Miami, Florida.

10(b)(1)+         The Company's  1994  Non-Employee  Director Stock Option Plan.
                  (Exhibit A to the Company's  Proxy Statement dated October 14,
                  1994 used in connection with the Company's 1994 Annual Meeting of Stockholders, File No. 0-9040.)

10(b)(2)+         The  Company's  2000 Stock Option Plan.  (Exhibit  99.1 to the
                  Company's   Registration  Statement  on  Form  S-8,  File  No.
                  333-37582.)

14 Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 0-9040.)

21 Subsidiaries of the Company. (Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 0-9040.)

*23(a)            Consent of Morrison Brown, Argiz & Farra, LLP

*23(b)            Consent of BDO Seidman,  LLP,  Independent  Registered  Public
                  Accounting Firm.

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