Form 10QSB
period 2005-09-30
DRYCLEAN USA INC
filed 2005-11-14
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005

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

                                 Not Applicable
                                  (Former name)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X      No
                                                             -----      -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes              No  X
                                       -----           -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 7,024,450 shares outstanding as of November 8, 2005.

Transitional Small Business Disclosure Format:   Yes              No  X
                                                    -----           -----

                          PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

DRYCLEAN USA, Inc. and Subsidiaries
Condensed Consolidated Statements of Income


---------------------------------------------------------------------------------------------------------
                                                                             For the three months ended
                                                                                    September 30,
                                                                              2005               2004
                                                                          (Unaudited)         (Unaudited)
---------------------------------------------------------------------------------------------------------
Net sales                                                                 $3,131,403          $4,045,173
Development fees, franchise and license fees,
      commissions and other income                                           302,897             187,398
---------------------------------------------------------------------------------------------------------
             Total revenues                                                3,434,300           4,232,571

Cost of sales                                                              2,315,206           3,075,936
Selling, general and administrative expenses                                 947,097             965,280
Research and development expenses                                              2,625               7,550
---------------------------------------------------------------------------------------------------------
                                                                           3,264,928           4,048,766
---------------------------------------------------------------------------------------------------------

Operating income                                                             169,372             183,805

Interest income                                                                4,274               3,758
---------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                 173,646             187,563
Provision for income taxes                                                    65,985              75,025
---------------------------------------------------------------------------------------------------------
             Net earnings                                                 $  107,661          $  112,538
---------------------------------------------------------------------------------------------------------

Basic and diluted earnings per share (Note 2)                             $      .02          $      .02
=========================================================================================================

Weighted average number of shares:
      of common stock outstanding (Note 2)
             Basic                                                         7,024,450           7,019,232
             Diluted                                                       7,030,686           7,031,385
=========================================================================================================

DRYCLEAN USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS

----------------------------------------------------------------------------------------------------------
                                                                     September 30,           June 30,
                                                                        2005                   2005
                                                                     (Unaudited)
----------------------------------------------------------------------------------------------------------
Current Assets
      Cash and cash equivalents                                      $2,588,471               $1,582,116
      Accounts and trade notes
         receivable, net                                              1,273,930                1,949,750
      Inventories                                                     3,056,564                3,090,017
      Note receivable                                                    28,572                   67,857
      Lease receivables                                                  10,512                   14,995
      Deferred income taxes                                             103,031                  103,031
      Other current assets                                              150,521                  118,930
----------------------------------------------------------------------------------------------------------
           Total current assets                                       7,211,601                6,926,696

Equipment and improvements, net                                         219,346                  230,352

Franchise, trademarks and other
    intangible assets, net                                              358,426                  373,779
Deferred income taxes                                                    10,248                   10,248
----------------------------------------------------------------------------------------------------------

                                                                     $7,799,621               $7,541,075
==========================================================================================================

DRYCLEAN USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

LIABILITIES AND
SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------
                                                                            September 30,         June 30,
                                                                                2005                2005
                                                                            (Unaudited)
-----------------------------------------------------------------------------------------------------------
Current Liabilities
      Accounts payable and accrued expenses                               $   662,819           $   679,505
      Accrued employee expenses                                               157,367               295,440
      Unearned income                                                         269,018               289,712
      Customer deposits and other                                             862,967               577,440
      Income taxes payable                                                     40,811                     -
      Dividends payable (Note 5)                                              280,978                     -
-----------------------------------------------------------------------------------------------------------
           Total current liabilities                                        2,273,960             1,842,097
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                           2,273,960             1,842,097
-----------------------------------------------------------------------------------------------------------
Shareholders' Equity
      Preferred Stock, $1.00 par value:
         Authorized shares - 200,000; none
            issued and outstanding                                                  -                     -
      Common stock, $0.025 par value:
         Authorized shares - 15,000,000;
            7,055,500, shares issued and outstanding,
            including shares held in treasury                                 176,388               176,388
      Additional paid-in capital                                            2,075,870             2,075,870
      Retained earnings                                                     3,276,423             3,449,740
      Treasury stock, 31,050 shares
         at cost                                                               (3,020)               (3,020)
-----------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                  5,525,661             5,698,978
-----------------------------------------------------------------------------------------------------------
                                                                          $ 7,799,621           $ 7,541,075
===========================================================================================================

DRYCLEAN USA, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows


-----------------------------------------------------------------------------------------------------------
                                                                         For the three months ended
                                                                                September 30,
                                                                         2005                   2004
                                                                      (Unaudited)           (Unaudited)
-----------------------------------------------------------------------------------------------------------
Operating activities:
   Net earnings                                                        $   107,661           $   112,538
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                                         30,381                29,064
      Bad debt expense                                                           -                   679
      (Increase) decrease in operating assets:
          Accounts, trade notes and lease receivables                      680,303                 1,750
          Inventories                                                       33,453              (186,273)
          Other current assets                                             (31,591)              (45,864)
      Increase (decrease) in operating liabilities:
          Accounts payable and accrued expenses                            (16,686)              (43,276)
          Customer deposits and other                                      285,527               218,597
          Income taxes payable                                              40,811                55,025
          Unearned income                                                  (20,694)                    -
          Accrued employee expenses                                       (138,073)             (118,225)
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  971,092                24,015
-----------------------------------------------------------------------------------------------------------
Investing activities:
   Capital expenditures, net                                                (2,714)              (16,766)
   Payments received on note receivable                                     39,285                39,285
   Patent and trademark expenditures                                        (1,308)                 (791)
-----------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                   35,263                21,728
-----------------------------------------------------------------------------------------------------------
Financing activities:
   Proceeds from exercise of stock options                                       -                10,000
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        -                10,000
-----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                1,006,355                55,743
Cash and cash equivalents at beginning of period                         1,582,116             1,742,251
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $ 2,588,471           $ 1,797,994
===========================================================================================================

Supplemental disclosures of cash flow
   information
      Cash paid during the period for:
          Income taxes                                                 $         -           $    20,000
      Dividends declared but not yet paid                              $   280,978               421,467

                       DRYCLEAN USA, INC. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

Note (1) - General: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005. The June 30, 2005 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB as of that date.

Note (2) - Earnings Per Share: Basic and diluted earnings per share for the three months ended September 30, 2005 and 2004 are computed as follows:

                                       For the three months ended
                                             September 30,
-------------------------------------------------------------------------
                                      2005               2004
                                      ----               ----
Basic
Net earnings                      $  107,661          $  112,538
Weighted average shares
   outstanding                     7,024,450           7,019,232
Basic earnings per share          $      .02          $      .02
-------------------------------------------------------------------------
Diluted

Net earnings                      $  107,661          $  112,538
Weighted average shares
outstanding                        7,024,450           7,019,232
Plus incremental shares
   from assumed
   exercise of
   stock options                       6,236              12,153
-------------------------------------------------------------------------
Diluted weighted average           7,030,686           7,031,385
   common shares
-------------------------------------------------------------------------
Diluted earnings per              $      .02          $      .02
   share
=========================================================================


No shares subject to stock options were excluded at September 30, 2005 or 2004.

Note (3) - Revolving Credit Line: On October 30, 2005, the Company received an extension until October 30, 2006 of its existing $2,250,000 revolving line of credit facility. In addition, the related Loan Agreement was amended to eliminate the requirement that 51% of the stock of the Company be owned by the Steiner family or any Steiner trust. On October 28, 2004, the Loan Agreement, was amended, to eliminate the borrowing base restriction on borrowings under the revolving credit facility, thereby enabling the Company to borrow up to the full $2,250,000 amount available under that facility regardless of the Company's levels of accounts receivable and inventories. The Company's obligations under the facility continue to be guaranteed by the Company's subsidiaries and collateralized by substantially all of the Company's and its subsidiaries' assets. No amounts were outstanding at September 30, 2005 and June 30, 2005.

Note (4) - Stock Options: The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The pro forma information below is based on provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002:

                                                       For the three months
                                                       ended September 30,
                                                      2005             2004
------------------------------------------------------------------------------

Net earnings, as reported                        $    107,661    $    112,538
Less: Fair value of employee stock
compensation                                                -               -
------------------------------------------------------------------------------
Pro forma net earnings                           $    107,661    $    112,538

Earnings per common share:
Net earnings as reported - Basic
   and diluted                                   $        .02    $        .02
Net earnings, pro forma - Basic
   and diluted                                   $        .02    $        .02


There were no options granted during the three months ended September 30, 2005 and 2004 and all options outstanding as of those dates were fully vested. In August 2004, a director exercised an option to purchase 10,000 shares of the Company's common stock at an exercise price of $1.00 per share.

Note (5) - Cash Dividends: On September 23, 2005, the Company's Board of Directors declared a $.04 semi-annual cash dividend (an aggregate of $280,978) which was paid on November 1, 2005 to shareholders of record on October 14, 2005. On September 27, 2004, the Company's Board of Directors declared a $.06 per share annual cash dividend (an aggregate of $421,467) which was paid on November 1, 2004 to shareholders of record on October 15, 2004.

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

Financial information for the Company's business segments is as follows:


                                                                         For the three months ended
                                                                                September 30,
---------------------------------------------------------------------------------------------------------
                                                                     2005                     2004
                                                                  (Unaudited)              (Unaudited)
---------------------------------------------------------------------------------------------------------
Revenues:
    Commercial and industrial laundry and dry
      cleaning equipment                                           $ 3,343,519              $ 4,135,146
    License and franchise operations                                    90,781                   97,425
---------------------------------------------------------------------------------------------------------
Total revenues                                                     $ 3,434,300              $ 4,232,571
---------------------------------------------------------------------------------------------------------

Operating income (loss):
    Commercial and industrial laundry and dry
      cleaning equipment                                           $   178,226              $   167,402
    License and franchise operations                                    66,557                   79,558
    Corporate                                                          (75,411)                 (63,155)
---------------------------------------------------------------------------------------------------------
Total operating income                                             $   169,372              $   183,805
---------------------------------------------------------------------------------------------------------

                                                                  SEPTEMBER 30,              June 30,
                                                                      2005                     2005
                                                                  (Unaudited)
---------------------------------------------------------------------------------------------------------
Identifiable assets:
    Commercial and industrial laundry and dry
      cleaning equipment                                           $ 6,700,497              $ 6,525,375
    License and franchise operations                                   892,984                  781,416
    Corporate                                                          206,140                  234,284
---------------------------------------------------------------------------------------------------------
Total assets                                                       $ 7,799,621              $ 7,541,075

Item 2.    Management's Discussion and Analysis or Plan of Operation.

Overview
--------

As previously reported, Hurricane Katrina affected the first quarter of fiscal 2006. Sales decreased by 22.6% primarily due to shipping delays from one of our major laundry equipment suppliers which is located near New Orleans. Our supplier reported that its plant had no water damage and only slight wind damage; however, its power and employee availability were disrupted. The supplier is now back in partial operation and has started shipping. However, delays during the next three months may impact our second quarter, as well. In addition, Hurricane Wilma disrupted power to our main offices and warehouses in Miami forcing the plant to close for a week in October. We are now back in full operation; however, sales will be adversely affected during the second quarter of fiscal 2006 due to conditions caused by hurricanes in southern Florida.

We believe the Company will make up any lost sales during the second half of our fiscal year. Our backlog is now at its highest level, having increased over 100% since the start of the fiscal year due to the shipment delays in the first quarter and the receipt of a substantial order. The majority of the backlog is expected to be shipped during the current fiscal year.

Another factor affecting sales during the first quarter was a $600,000 shipment made directly from one of our manufacturers to one of our customers. This is a normal occurrence when dealing with large national customers that have special national account terms and arrangements with some of our manufacturers. However, in these cases, the manufacturer awards the dealer a commission, which was approximately 12% on this sale. Therefore, while our sales were affected because we did not recognize the revenues from the sale, our earnings remained on par with the first quarter of fiscal 2004.

Cash on hand has increased substantially during the first quarter due to the collection of outstanding receivables without commensurate sales to replenish our receivables, while inventory levels remained relatively flat. Some of this cash will be used to purchase inventory for, and support the receivables expected to be generated from, our increased backlog.

On September 23, 2005, our Board of Directors declared a $.04 per share semi-annual cash dividend (an aggregate of $280,978) paid on November 1, 2005 to shareholders of record on October 14, 2005.

Liquidity and Capital Resources

During the first quarter of fiscal 2006, cash increased by $1,006,355 compared to an increase of $55,743 for the same period of fiscal 2005. The following summarizes the Company's Consolidated Statement of Cash Flows.

                                             Three Months Ended September 30,
                                                2005                2004
-------------------------------------------------------------------------------
Net cash provided by:
     Operating activities                    $ 971,092            $24,015
     Investing activities                       35,263             21,728
     Financing activities                            -             10,000

Operating activities for the three months ended September 30, 2005 provided cash of $971,092, derived principally from a decrease in accounts, trade notes and lease receivables ($680,303) due principally to the collection of outstanding receivables without commensurate sales to replenish our receivables, an increase in customer deposits ($285,527) resulting from the increased backlog, and our net earnings ($107,661). Non-cash expenses for depreciation and amortization contributed cash of $30,381. Further cash was provided by a decrease in inventories ($33,453) and an increase in income tax payable ($40,811). These funds were offset by an increase in other assets ($31,591) and decreases in accounts payable and accrued expenses ($16,686), unearned income ($20,694) and accrued employee expenses ($138,073).

Operating activities for the three months ended September 30, 2004 provided cash of $24,015, which resulted principally from the Company's net earnings of $112,538 and non-cash expenses for depreciation and amortization of $29,064. Changes in operating assets and liabilities after June 30, 2004 used cash of $118,266, mostly to fund an increase in inventories ($186,273) and a reduction in accounts payable and accrued expenses ($43,276) and accrued employee expenses ($118,225). An increase in customer deposits of $218,597 and an increase in income taxes payable of $55,025 offset these usages of cash. The increase in inventory was needed to service our expanded sales territory. As a consequence of the expanded territory, the Company acquired many new customers who placed sales orders thereby increasing customer deposits and sales during the period.

Investing activities for the first quarter of fiscal 2006 provided cash of $35,263, mainly as a result of payments received on a note from the sale of the Company's telecommunications segment ($39,285), which was partially offset by expenditures for capital equipment ($2,714) and patent and trademark work ($1,308). Cash of $21,728 was provided during the first quarter of fiscal 2005 as a result of payments on the note ($39,285), offset in part, by capital equipment purchases ($16,766) and patent and trademark work ($791).

There were no financing activities during the first quarter of fiscal 2006. For the three months ended September 30, 2004, financing activities provided the Company with cash of $10,000 received from the exercise of a stock option to purchase 10,000 shares of the Company's common stock at an exercise price of $1.00 per share by a director of the Company.

On September 23, 2005, the Company's Board of Directors declared a $.04 per share semi-annual cash dividend (an aggregate of $280,978) paid on November 1, 2005 to shareholders of record on October 14, 2005. On September 27, 2004, the Company's Board of Directors declared a $.06 per share annual dividend (an aggregate of $421,467) payable on November 1, 2004 to shareholders of record on October 15, 2004.

On October 30, 2005, the Company received an extension until October 30, 2006 of its existing $2,250,000 revolving line of credit facility. In addition, the Loan Agreement was amended to eliminate the requirement that 51% of the stock of the Company be owned by the Steiner family or any Steiner trust. On October 28, 2004, the Loan Agreement, was amended, to eliminate the borrowing base restriction on borrowings under the revolving credit facility, thereby enabling the Company to borrow up to the full $2,250,000 amount available under that facility regardless of the Company's levels of accounts receivable and inventories. The Company's obligations under the facility continue to be guaranteed by the Company's subsidiaries and collateralized by substantially all of the Company's and its subsidiaries' assets.

The Company believes that its present cash position and cash it expects to generate from operations, as well as, if needed, cash borrowings available under our $2,250,000 line of credit, will be sufficient to meet its operational needs.

Off-balance Sheet Financing
---------------------------

The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

Results of Operations
---------------------

                                        Three Months Ended September 30,
                                             2005           2004
--------------------------------------------------------------------------------
Net sales                               $ 3,131,403    $ 4,045,173      -22.6%
Development fees, franchise and
     license fees, commissions and
     other income                           302,897        187,398      +61.6%
--------------------------------------------------------------------------------
Total revenues                          $ 3,434,300    $ 4,232,571      -18.9%

Revenues for the three month period ended September 30, 2005 decreased by $798,271 (18.9%) from the same period of fiscal 2005. The decrease was mostly in the commercial laundry and dry cleaning segment, which had a sales decrease of $913,770 (22.6%) due to Hurricane Katrina that disrupted shipments from one of our major laundry equipment suppliers which is located near New Orleans. See "Overview," above. The greatest reduction was experienced in the sales of laundry equipment, which decreased by $809,758 ($45.8%) and boilers sales, which decreased by $242,540 (62.0%). Dry cleaning equipment also experienced an 8.2% decrease in sales. However, these decreases were offset by a 9.2% increase in parts sales. Development fees, franchise and license fees, commissions and other income increased by 61.6% mostly due to increased commissions received on manufacturer shipments to customers in our area.

                                                Three Months Ended September 30,
                                                        2005          2004
------------------------------------------------------------------------------
As a percentage of net sales:
 Cost of sales                                         73.9%         76.0%

As a percentage of revenues:
 Selling, general and administrative expenses          27.6%         22.8%
 Research and development                                .1%           .2%
 Total expenses                                        95.1%         95.7%

Cost of goods sold, expressed as a percentage of sales, decreased to 73.9% from 76.0% for the three months ended September 30, 2005 compared to the same period of fiscal 2005. The reduction was mostly due to the decrease in sales of laundry equipment, and the increase in sales of spare parts, which carry a higher markup than equipment.

Selling, general and administrative expenses decreased by $18,183 (1.9%) in the first quarter of 2006 from the same period of fiscal 2005. While the Company's expenses were essentially flat, as a percentage of revenues, this category of expenses increased to 27.6% in fiscal 2006 from 22.8% in fiscal 2005 as the Company's fixed expenses could not be absorbed by the reduction in revenues.

Research and development expenses decreased by $4,925 (65.2%) during the first quarter of fiscal 2006 from the first quarter of fiscal 2005. These expenses relate to the on-going research on the Green-Jet (R) and Multi-Jet(TM) technologies and their application to smaller machines for the dry cleaning market and the hotel industry. These expenses are winding down and are a small part of the Company's overall operating expenses.

The overall expenses of the Company, as a percentage of revenues, decreased slightly to 95.1% in the first quarter of fiscal 2006 from 95.7% for the same period of fiscal 2005. The improved margin percentages in cost of goods sold offset the increased percentages of selling, general and administrative expenses keeping total expenses, when expressed a percentage of revenues, relatively stable.

Interest income increased by $516 (13.7%) for the first quarter of fiscal 2006 compared to the same period of fiscal 2005 due to interest received on the Company's bank deposit balances, offset, in part, by the lower outstanding balance on the note received in connection with the sale of our telecommunication segment in July 2002. Interest rates increased this quarter compared to last year.

The effective tax rate used during the first quarter of fiscal 2006 was 38% compared to 40% used in the same period of last year. The reduction in the effective tax rate was made to better conform to the year end tax rate experienced over the last several years.

Inflation
---------

Inflation has not had a significant effect on the Company's operations during any of the reported periods.

Transactions with Related Parties
---------------------------------

The Company leases 27,000 square feet of warehouse and office space from William
K. Steiner, a principal stockholder, Chairman of the Board of Directors and a director of the Company, under a lease which expires in October 2008. Annual rental under this lease is approximately $94,500 with annual increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company is also to bear real estate taxes, utilities, maintenance, non-structural repairs and insurance. The lease contains two three-year renewal options in favor of the Company. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

Critical Accounting Policies
----------------------------

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company's results of operations are described in detail in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. In other cases, preparation of the Company's unaudited condensed consolidated financial statements for interim periods requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. There can be no assurance that the actual results will not differ from those estimates.

New Accounting Pronouncements
-----------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004) (SFAS 123(R)) "Share-Based Payment." SFAS 123(R) replaces FASB 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This guidance is effective as of the first interim or annual reporting period beginning after December 15, 2005 (the next fiscal quarter of the Company's current fiscal year) for Small Business filers such as the Company. SFAS 123(R) does not affect the Company at the present time but may affect the Company if it issues share-based compensation in the future.

In December 2004, the FASB issued SFAS No.151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (the Company's present fiscal year) and must be applied prospectively. Adoption of this statement is not expected to impact the Company's financial position or results of operations because the Company does not manufacture inventory.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which amends Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning with the Company's present fiscal year. Adoption of this pronouncement will not materially impact the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB No. 20 and FASB Statement No. 3." Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented under the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (the Company's next fiscal year). Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Adoption of this pronouncement is not expected to materially impact the Company.

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

Date:  November 10, 2005                   DRYCLEAN USA, Inc.

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