Form 10QSB
period 2005-12-31
DRYCLEAN USA INC
filed 2006-02-14
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2005

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

                                 Not Applicable
                                  (Former name)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---.

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                               ---    ---.

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share - 7,024,450 shares outstanding as of February 9, 2006.

         Transitional Small Business Disclosure Format: Yes      No X
                                                            ---    ---

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


----------------------------------------------- ----------------------------------- ----------------------------------
                                                For the six months ended December      For the three months ended
                                                               31,                            December 31,
                                                      2005              2004             2005             2004
                                                           (Unaudited)                         (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Sales                                             $ 8,084,834     $   8,890,503        $4,953,431    $   4,845,330
Development, franchise and license fees,
    commissions and other income                      526,362           484,291           223,465          296,893
----------------------------------------------------------------------------------------------------------------------
         Total revenues                             8,611,196         9,374,794         5,176,896        5,142,223

Cost of goods sold                                  5,935,527         6,708,531         3,620,321        3,632,595
Selling, general and
   administrative expenses                          2,072,911         2,034,705         1,125,814        1,069,425
Research and development                                8,975            15,325             6,350            7,775
----------------------------------------------------------------------------------------------------------------------
         Total operating expenses                   8,017,413         8,758,561         4,752,485        4,709,795
----------------------------------------------------------------------------------------------------------------------

Operating income                                      593,783           616,233           424,411          432,428
Interest income                                        21,065             6,436            16,791            2,678
----------------------------------------------------------------------------------------------------------------------

Earnings before taxes                                 614,848           622,669           441,202          435,106
Provision for income taxes                            233,642           249,068           167,657          174,043
----------------------------------------------------------------------------------------------------------------------
Net earnings                                          381,206           373,601           273,545          261,063
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------

Basic and diluted earnings per share            $         .05     $         .05       $       .04    $        .04
======================================================================================================================

Weighted average number of shares
    Basic                                           7,024,450         7,021,841         7,024,450        7,024,450
    Diluted                                         7,034,015         7,034,554         7,033,611        7,037,722
======================================================================================================================


                             See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS

----------------------------------------------------------------------------------------------------------------------
                                                                          December 31,                June 30,
                                                                              2005                      2005
                                                                          (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                       $         2,549,016         $        1,582,116
   Accounts and trade notes receivable, net                                  2,175,576                  1,949,750
   Inventories                                                               3,303,986                  3,090,017
   Note receivable                                                                   -                     67,857
   Lease receivables                                                             5,838                     14,995
   Deferred income taxes                                                       103,031                    103,031
   Other assets, net                                                           198,278                    118,930
----------------------------------------------------------------------------------------------------------------------
       Total current assets                                                  8,335,725                  6,926,696

Equipment and improvements - net of
   accumulated depreciation and amortization                                   197,417                    230,352
Franchise, trademarks and other intangible assets, net                         341,759                    373,779
Deferred tax asset                                                              10,248                     10,248
----------------------------------------------------------------------------------------------------------------------

                                                                   $         8,885,149         $        7,541,075
======================================================================================================================


                             See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND
SHAREHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------
                                                                           December 31,            June 30, 2005
                                                                               2005
                                                                           (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Current Liabilities
   Accounts payable and accrued expenses                              $           1,023,028    $          679,505
   Income taxes payable                                                             208,468                     -
   Accrued employee expenses                                                        277,872               295,440
   Unearned income                                                                  268,325               289,712
   Customer deposits                                                              1,308,251               577,440
----------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                  3,085,944             1,842,097

       Total liabilities                                                          3,085,944             1,842,097

Shareholders' Equity
   Preferred Stock, $1.00 par value:

     Authorized shares - 200,000; none issued
        and outstanding                                                                   -                     -
     Common stock, $.025 par value; Authorized shares -
        15,000,000; 7,055,500, shares issued and outstanding,
        including shares held in treasury                                           176,388               176,388
     Additional paid-in capital                                                   2,075,870             2,075,870
     Retained earnings                                                            3,549,967             3,449,740
     Treasury stock, 31,050 shares at cost                                           (3,020)               (3,020)
----------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                 5,799,205             5,698,978
----------------------------------------------------------------------------------------------------------------------
                                                                      $           8,885,149    $        7,541,075
======================================================================================================================


                             See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                     Six months ended
                                                                        December 31, 2005         December 31, 2004
                                                                            (Unaudited)              (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Operating activities:
   Net earnings                                                      $          381,206        $          373,601
     Adjustments to reconcile net earnings to net cash (used)
       provided by operating activities:
         Bad debt expense                                                             -                    21,181
         Depreciation and amortization                                           70,375                    58,106
         (Increase) decrease in operating assets:
           Accounts, trade notes and lease receivables                         (216,669)                 (565,196)
           Inventories                                                         (213,969)                 (286,252)
           Other current assets                                                 (79,348)                  (43,230)

         Increase (decrease) in operating liabilities:
           Accounts payable and accrued expenses                                343,523                  (101,349)
           Accrued employee expenses                                            (17,568)                        -
           Unearned income                                                      (21,387)                        -
           Customer deposits                                                    730,811                   (29,706)
           Income taxes payable                                                 208,468                    76,068
----------------------------------------------------------------------------------------------------------------------

Net cash (used) provided by operating activities                              1,185,442                  (496,777)
----------------------------------------------------------------------------------------------------------------------

Investing activities:
   Proceeds from note receivable                                                 67,857                    78,571
   Capital expenditures                                                          (4,113)                  (30,866)
   Patent and trademark expenditures                                             (1,308)                  (16,594)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                        62,436                    31,111
----------------------------------------------------------------------------------------------------------------------

Financing activities:
   Dividends paid                                                              (280,978)                 (421,467)
   Proceeds from exercise of stock options                                            -                    10,000
----------------------------------------------------------------------------------------------------------------------

Net cash used by financing activities                                          (280,978)                 (411,467)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            966,900                  (877,133)
Cash and cash equivalents at beginning of period                              1,582,116                 1,742,251
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $        2,549,016        $          865,118
======================================================================================================================

Supplemental information:
   Cash paid for income taxes                                                         -        $          153,000


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

NOTE (2) - EARNINGS PER SHARE: Basic and diluted earnings per share for the three and six months ended December 31, 2005 and 2004 are computed as follows:


                                         For the six months ended            For the three months ended
                                               December 31,                         December 31,
                                          2005              2004               2005               2004
-------------------------------------------------------------------------------------------------------------
Basic
-----
Net earnings                        $     381,206     $       373,601    $     273,545      $     261,063
Weighted average shares
   outstanding                          7,024,450           7,021,841        7,024,450          7,024,450
-------------------------------------------------------------------------------------------------------------
Basic earnings per share            $         .05     $           .05    $         .04      $          .04
-------------------------------------------------------------------------------------------------------------
Diluted
-------
Net earnings                        $     381,206     $       373,601    $     273,545      $     261,063
Weighted average shares
outstanding                             7,024,450           7,021,841        7,024,450          7,024,450
Plus incremental shares
   from assumed exercise of
   stock options                            9,565              12,713            9,161             13,272
-------------------------------------------------------------------------------------------------------------
Diluted weighted average                7,034,015           7,034,554        7,033,611          7,037,722
   common shares
-------------------------------------------------------------------------------------------------------------
Diluted earnings per                $         .05     $           .05    $         .04      $          .04
   share
=============================================================================================================

No shares subject to stock options were excluded at December 31, 2005 or 2004.

NOTE (3) - REVOLVING CREDIT LINE: On October 30, 2005, the Company received an extension, until October 30, 2006, of its existing $2,250,000 revolving line of credit facility. In addition, the related Loan Agreement was amended to eliminate the requirement that 51% of the stock of the Company be owned by the Steiner family or any Steiner trust. On October 28, 2004, the Loan Agreement, was amended, to eliminate the borrowing base restriction on borrowings under the revolving credit facility, thereby enabling the Company to borrow up to the full $2,250,000 amount available under the facility regardless of the Company's levels of accounts receivable and inventories. The Company's obligations under the facility continue to be guaranteed by the Company's subsidiaries and collateralized by substantially all of the Company's and its subsidiaries' assets. No amounts were outstanding at December 31, 2005 and June 30, 2005.

NOTE (4) - STOCK OPTIONS: The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma information below is based on provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," issued in December 2002:


                                                   For the six months            For the three months
                                                   ended December 31,             ended December 31,
                                                   2005           2004           2005           2004
----------------------------------------------------------------------------------------------------------
Net earnings, as reported                     $   381,206     $   373,601    $   273,545    $   261,063
Less: Fair value of employee stock
       compensation                                     -               -              -               -
----------------------------------------------------------------------------------------------------------
Pro forma net earnings                        $   381,206     $   373,601    $   273,545    $   261,063
Earnings per common share:
Net earnings as reported - Basic
   and diluted                                $       .05     $       .05    $       .04    $       .04
Net earnings, pro forma - Basic
   and diluted                                $       .05     $       .05    $       .04    $       .04

There were no options granted during the six months ended December 31, 2005 and 2004. In August 2004, a director exercised an option to purchase 10,000 shares of the Company's common stock at an exercise price of $1.00 per share.

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

Financial information for the Company's business segments is as follows:


                                                    For the six months ended            For the three months ended
                                                          December 31,                         December 31,
                                                    2005                2004               2005             2004
                                                           (Unaudited)                          (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Revenues:
   Commercial and industrial laundry and
     dry cleaning equipment                   $     8,398,252    $     9,142,427     $     5,054,733   $     5,007,281
   License and franchise operations                   212,944            232,367             122,163           134,942

-----------------------------------------------------------------------------------------------------------------------
Total revenues                                $     8,611,196    $     9,374,794     $     5,176,896   $     5,142,223
=======================================================================================================================

Operating income (loss)
   Commercial and industrial laundry and
     dry cleaning equipment                   $       589,691    $       603,449     $       411,465   $       436,047
   License and franchise operations                   167,626            178,865             101,069            99,307
   Corporate                                         (163,534)          (166,081)            (88,123)         (102,926)
-----------------------------------------------------------------------------------------------------------------------
Total operating income                        $       593,783    $       616,233     $       424,411   $       432,428
=======================================================================================================================

                                                        December 31, 2005                      June 30, 2005
                                                           (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Identifiable assets:
   Commercial and industrial laundry and
     dry cleaning equipment                   $                  7,939,665           $             6,525,375
   License and franchise operations                                744,052                           781,416
   Corporate                                                       201,432                           234,284
-----------------------------------------------------------------------------------------------------------------------
Total assets                                  $                  8,885,149           $             7,541,075
=======================================================================================================================

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004) (SFAS 123(R)) "Share-based payment". SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period beginning after December 15, 2005 for Small Business filers such as the Company. SFAS 123(R) does not affect the Company at the present time but may effect the Company if it issues share-based compensation in the future.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW
--------

Sales for the six month period ended December 31, 2005 were 9.1% lower than in the same period of fiscal 2005, mostly due to the lasting effects of Hurricanes Katrina and Wilma during our first quarter. Our supplier located in the New Orleans area is still not fully staffed and shipments have been delayed. However, conditions improved during the second quarter of fiscal 2006 and sales for that quarter increased by 2.2% over the same period of fiscal 2005. The Company expects continued improvement of its performance in the third quarter and to ship a substantial part of its backlog by the end of fiscal 2006.

Earnings for the three and six month reported periods surpassed last year due to improved gross profit margins, a lower tax rate and a large commission earned in the first quarter. As previously reported, a $600,000 shipment is not included in our revenues since the shipment went directly from the manufacturer to one of our customers; however, the Company realized a 12% sales commission thereon.

Cash on hand substantially increased during the first half of fiscal 2006, primarily due to a $730,811 increase in customer deposits, resulting from our higher backlog. In order to support the backlog, both inventories and accounts payable have increased.

On September 23, 2005, our Board of Directors declared a $.04 per share semi-annual cash dividend (an aggregate of $280,978) paid on November 1, 2005 to shareholders of record on October 14, 2005.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash during the first six months of fiscal 2006 increased by $966,900 compared to a decrease of $877,133 for the same period of fiscal 2005. The following summarizes the Company's Consolidated Statement of Cash Flows:

                                                Six Months Ended December 31,
                                               2005                    2004
--------------------------------------------------------------------------------
Net cash (used) provided by:
      Operating activities                $  1,185,442           $  (496,777)
      Investing activities                      62,436                31,111
      Financing activities                    (280,978)             (411,467)


For the six months ended December 31, 2005, operating activities provided $1,185,442 of cash compared to a use by operating activities of $496,777 for the six months ended December 31, 2004. The improvement of $1,682,219 over the same period of last year was caused primarily by an increase of $730,811 in customer deposits caused by our increased backlog in the current year's six month period (a substantial part of which is expected to be shipped during the remainder of this current fiscal year, with such customer deposits to be proportionately reduced) compared to a reduction of $29,706 in the prior year's comparable period, an increase in accounts payable and accrued expenses of $343,523 in the first six months of fiscal 2006 due to our purchase of inventories to support our backlog compared to a reduction of $101,349 in the prior year's comparable period, and an increase in the current year's period over the prior year period of $132,400 in income taxes payable due to a federal and state moratorium on tax deposits for companies located in hurricane areas. These cash contributions were offset by a $216,669 increase in accounts, trade notes and lease receivables due to heavy shipments in December.

Investing activities for the first six months of fiscal 2006 provided cash of $62,436, mainly as a result of payments received on a note from the sale of the Company's telecommunications segment ($67,857), which note was fully paid in November 2005. Capital expenditures of $4,113 and patent and trademark expenses of $1,308 partially offset the proceeds received from the note receivable. Cash of $31,111 was provided during the first six months of fiscal 2005 as a result of payments on the note ($78,571), partially offset by capital expenditures for equipment ($30,866) and patent and trademark expenditures ($16,594).

For the six months ended December 31, 2005, financing activities used cash of $280,978 to pay a $.04 per share semi-annual cash dividend on November 1, 2005. For the first six months of fiscal 2005 financing activities used cash of $411,467 to pay a $.06 per share annual dividend ($421,467) on November 1, 2004, partially offset by $10,000 received from the exercise of a stock option to purchase 10,000 shares of the Company's common stock at the exercise price of $1.00 per share by a director of the Company.

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

The Company believes that its present cash position and cash it expects to generate from operations, as well as, if needed, cash borrowings available under its $2,250,000 line of credit, will be sufficient to meet its operational needs.

OFF-BALANCE SHEET FINANCING

The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

RESULTS OF OPERATIONS


                                         Six months ended                        Three months ended
                                           December 31,                             December 31,
----------------------------------------------------------------------------------------------------------------------
                                          2005          2004                        2005           2004
Net sales                             $8,084,834     $8,890,503  -9.1%           $4,953,431     $4,845,330     2.2%
Development fees,
     franchise and license
     fees, commissions and
     other income                        526,362        484,291   8.7%              223,465        296,893   -24.7%
----------------------------------------------------------------------------------------------------------------------
Total revenues                        $8,611,196     $9,374,794  -8.1%           $5,176,896     $5,142,223      .7%

Revenues for the six month period ended December 31, 2005 decreased by $763,598 (8.1%) but increased by $34,673 (.7%) for the three month period ended December 31, 2005 compared to the same periods of fiscal 2005.

For the first half of fiscal 2006, sales of the commercial laundry and dry cleaning equipment segment decreased by $744,175 (8.1%) compared to the same periods of fiscal 2005, mostly due to delays in shipments caused by Hurricanes Katrina and Wilma. Sales decreases were also experienced of dry cleaning equipment (13.8%), laundry equipment (10.8%) and boilers (46.2%). However, due to our extensive replacement parts inventory, parts sales were only marginally affected by the hurricanes and increased by 7.4%.

For the three month period ended December 31, 2005, revenues of the commercial laundry and dry cleaning segment increased by $47,452 (.9%) over the same period of fiscal 2005. Although conditions improved, shipment delays were still experienced during the quarter. Increases were achieved in sales of laundry equipment (18.7%) and parts (5.7%), which were offset by decreases in sales of drycleaning equipment (17.5%) and boilers (24.4%)

Development fees, franchise and license fees, commissions and other income increased by $42,071 (8.7%) for the first six months of fiscal 2006, but decreased by $73,428 (24.7%) for the three month period ended December 31, 2005, when compared to the corresponding periods of fiscal 2005. The increase during the six month period was mostly due to increased commissions earned during the first quarter for shipments sent directly by a manufacturer to customers in our area.

                                     Six months ended       Three months ended
                                       December 31,            December 31,
                                     2005      2004          2005      2004
--------------------------------------------------------------------------------
As a percentage of sales
     Cost of goods sold             73.4%      75.5%         73.1%    75.0%

As a percentage of revenue
     Selling, general and           24.1%      21.7%         21.7%    20.8%
       administrative expenses
     Research and development         .1%        .2%           .1%      .2%
     Total expenses                 93.1%      93.4%         91.8%    91.6%

Costs of goods sold, expressed as a percentage of sales improved to 73.4% from 75.5% and to 73.1% from 75.0% for the six and three month periods, respectively, of fiscal 2006 from the same periods of fiscal 2005. The improved margins were mainly due to product mix and the ability of the Company to improve margins on sales made during the periods.

Selling, general and administrative expenses increased by $38,206 (1.9%) and $56,389 (5.3%) for the six and three month periods, respectively, of fiscal 2006 from the same periods in fiscal 2005, primarily as a result of increased payroll, insurance and depreciation expenses.

Research and development expenses are a small part of the Company's total operating expenses. These expenses relate to the on-going research on the Green-Jet(R) technologies and the application of these technologies to smaller machines for the dry cleaning and hotel industry.

The overall expenses of the Company, expressed as a percentage of revenues, decreased to 93.1% from 93.4% for the first six month period and increased to 91.8% from 91.6% for the three month period ended December 31, 2005, compared to the same periods in fiscal 2005. Most of the changes are attributable to the improved gross profit margins offset, in part, by increased payroll, insurance and depreciation expenses.

Interest income increased by $14,629 (227.3%) and $14,113 (527.0%) for the three and six month periods of fiscal 2006, respectively, compared to the same periods of fiscal 2005 as a result of higher outstanding bank balances.

The effective income tax rate used in both periods of fiscal 2006 was 38% compared to 40% used in both periods of fiscal 2005. The reduction in the effective rate was made to better conform to the year end tax rate experienced over the last several years.

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

NEW ACCOUNTING PRONOUNCEMENTS:
------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004) (SFAS 123(R)) "Share-based payment". SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This guidance is effective as of the first interim or annual reporting period beginning after December 15, 2005 for Small Business filers such as the Company. SFAS 123(R) does not affect the Company at the present time but may effect the Company if it issues share-based compensation in the future.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB No. 20 and FASB with Statement No. 3." Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Adoption of this pronouncement is not expected to materially impact the Company.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

At the Company's 2005 Annual Meeting of Stockholders held on November 18, 2005, the Company's stockholders reelected the Company's then existing Board of Directors by the following votes:

                                                    Votes
                                        ----------------------------
                                            For             Withheld
                                        ---------           --------
Michael S. Steiner                      6,794,816            3,599
William K. Steiner                      6,792,616            5,799
Venerando J. Indelicato                 6,793,616            4,799
David Blyer                             6,794,358            4,057
Lloyd Frank                             6,792,963            5,452
Alan Grunspan                           6,795,187            3,228
Stuart Wagner                           6,793,358            5,057

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

Date:  February 13, 2006                        DRYCLEAN USA, Inc.



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