Form 10QSB
period 2006-03-31
DRYCLEAN USA INC
filed 2006-05-15
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-14757

DRYCLEAN USA, Inc.
(Exact name of small business issuer as specified in its charter)

DELAWARE	11-2014231
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

290 N.E. 68 Street, Miami, Florida 33138
(Address of principal executive offices)

(305) 754-4551
(Issuer’s telephone number)

Not Applicable
(Former name)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No .

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No .

        State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share – 7,034,450 shares outstanding as of May 12, 2006.

        Transitional Small Business Disclosure Format: Yes No

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

DRYCLEAN USA, Inc
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the nine months ended March 31,		For the three months ended March 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Net sales	$13,677,008	$13,268,254	$5,511,424	$4,295,456
Development fees, franchise and license fees,
commissions and other	712,731	647,881	186,369	163,589

Total revenues	14,389,739	13,916,135	5,697,793	4,459,045
Cost of goods sold	10,300,119	9,958,765	4,283,842	3,167,939
Selling, general and administrative expenses	3,130,320	3,044,125	1,057,409	1,009,418
Research and development	22,180	34,250	13,205	18,925

Total operating expenses	13,452,619	13,037,140	5,354,456	4,196,282

Operating income	937,120	878,995	343,337	262,763
Interest income	48,061	8,751	26,996	2,314

Earnings before taxes	985,181	887,746	370,333	265,077
Provision for income taxes	374,368	355,098	140,727	106,031

Net earnings	$ 610,813	$ 532,648	$ 229,606	$ 159,046

Basic and diluted earnings per share	$ .09	$ .08	$ .03	$ .02

Weighted average number of shares
Basic	7,024,450	7,022,711	7,024,450	7,024,450
Diluted	7,033,495	7,036,942	7,032,253	7,041,717

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006 (Unaudited)	June 30, 2005
Current Assets
Cash and cash equivalents	$2,186,103	$1,582,116
Accounts and trade notes receivable, net	1,789,697	1,949,750
Inventories	3,429,841	3,090,017
Note receivable	-	67,857
Lease receivables	1,131	14,995
Deferred income taxes	103,031	103,031
Other assets, net	117,024	118,930

Total current assets	7,626,827	6,926,696
Equipment and improvements - net of
accumulated depreciation and amortization	229,455	230,352
Franchise, trademarks and other intangible assets, net	325,116	373,779
Deferred tax asset	10,248	10,248

	$8,191,646	$7,541,075

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND
SHAREHOLDERS’ EQUITY

	March 31, 2006 (Unaudited)	June 30, 2005
Current Liabilities
Accounts payable and accrued expenses	$ 848,071	$ 679,505
Income taxes payable	55,940	-
Accrued employee expenses	177,453	295,440
Unearned income	227,631	289,712
Customer deposits	853,738	577,440
Dividends payable	281,378	-

Total current liabilities	2,444,211	1,842,097
Total liabilities	2,444,211	1,842,097
Shareholders' Equity
Preferred stock, $1.00 par value:
Authorized shares - 200,000; none issued
and outstanding	-	-
Common stock, $.025 par value; Authorized shares -
15,000,000; 7,055,500, shares issued and outstanding,
including shares held in treasury	176,388	176,388
Additional paid-in capital	2,075,870	2,075,870
Retained earnings	3,498,197	3,449,740
Treasury stock, 31,050 shares at cost	(3,020)	(3,020)

Total shareholders' equity	5,747,435	5,698,978

	$ 8,191,646	$ 7,541,075

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	March 31, 2006 (Unaudited)	March 31, 2005 (Unaudited)
Operating activities:
Net earnings	$610,813	$532,648
Adjustments to reconcile net earnings to net cash (used)
provided by operating activities:
Bad debt expense	15,731	21,181
Depreciation and amortization	101,788	87,861
(Increase) decrease in operating assets:
Accounts, trade notes and lease receivables	158,186	(79,727)
Inventories	(339,824)	(122,362)
Other current assets	1,906	(157,750)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	168,566	33,412
Accrued employee expenses	(117,986)	(95,058)
Unearned income	(62,081)	-
Customer deposits	276,298	379,129
Income taxes payable	55,940	10,098

Net cash provided by operating activities	869,337	609,432

Investing activities:
Proceeds from note receivable	67,857	117,857
Capital expenditures	(50,921)	(55,281)
Patent and trademark expenditures	(1,308)	(31,955)

Net cash provided by investing activities	15,628	30,621

Financing activities:
Dividends paid	(280,978)	(421,467)
Proceeds from exercise of stock options	-	10,000

Net cash used by financing activities	(280,978)	(411,467)

Net increase in cash and cash equivalents	603,987	228,586
Cash and cash equivalents at beginning of period	1,582,116	1,742,251

Cash and cash equivalents at end of period	$2,186,103	$1,970,837

Supplemental information:
Cash paid for income taxes	$293,254	$325,000
Dividend declared but not paid	281,378	245,857

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1) — General: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005. The June 30, 2005 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB as of that date.

Note (2) — Earnings Per Share: Basic and diluted earnings per share for the three and nine months ended March 31, 2006 and 2005 are computed as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
Basic
Net earnings	$ 610,813	$ 532,648	$ 229,606	$ 159,046
Weighted average shares
outstanding	7,024,450	7,022,711	7,024,450	7,024,450

Basic earnings per share	$ .09	$ .08	$ .03	$ .02

Diluted
Net earnings	$ 610,813	$ 532,648	$ 229,606	$ 159,046
Weighted average shares
outstanding	7,024,450	7,022,711	7,024,450	7,024,450
Plus incremental shares
from assumed exercise of
stock options	9,045	14,231	7,803	17,267

Diluted weighted average
common shares	7,033,495	7,036,942	7,032,253	7,041,717

Diluted earnings per
share	$ .09	$ .08	$ .03	$ .02

No shares subject to stock options were excluded at March 31, 2006 or 2005.

Note (3) — Revolving Credit Line: On October 30, 2005, the Company received an extension, until October 30, 2006, of its existing $2,250,000 revolving line of credit facility. In addition, the related Loan Agreement was amended to eliminate the requirement that 51% of the stock of the Company be owned by the Steiner family or any Steiner trust. On October 28, 2004, the Loan Agreement was amended to eliminate the borrowing base restriction on borrowings under the revolving credit facility, thereby enabling the Company to borrow up to the full $2,250,000 amount available under the facility regardless of the Company’s levels of accounts receivable and inventories. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding at March 31, 2006 and June 30, 2005.

Note (4) — Stock-Based Compensation Plans: The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan are the Company’s only stock-based compensation plans. The 2000 Stock Option Plan authorizes the grant (until May 2, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants, of which no options were outstanding on March 31, 2006. The 1994 Non-Employee Director Stock Option Plan terminated as to future grants on August 23, 2004, but options to purchase 30,000 shares remain outstanding thereunder.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment,” (“SFAS 123(R)”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and, accordingly, recognized no compensation expense for stock option grants in net income.

Under the modified prospective approach, SFAS 123(R) applies to new grants and to grants that were outstanding on December 31, 2005 to the extent not yet vested. Since no new options were granted during the quarter ended March 31, 2006 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized under SFAS 123(R) during the quarter ended March 31, 2006. Prior periods are not required to be restated to reflect the impact of adopting the new standard. No compensation cost would have been recognized under the provisions of SFAS 123(R) had SFAS 123(R) been in effect as to the Company during any of the periods reported in this Report.

There were no options granted during either the nine months ended March 31, 2006 or the nine months ended March 31, 2005. In August 2004, a director exercised an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

Note (5) — Cash Dividends: The following table sets forth information concerning the cash dividends declared by the Company’s Board of Directors during the periods covered by this Report.

Declaration Date	Payment Date	Record Date	Per Share Amount	Total Amount
March 31, 2006	May 1, 2006	April 14, 2006	$.04	$281,378
September 23, 2005	November 1, 2005	October 14, 2005	$.04	$280,978
March 23, 2005	May 2, 2005	April 15, 2005	$.035	$245,857
September 27, 2004	November 1, 2004	October 15, 2004	$.06	$421,467

        Beginning with the dividend declared on March 23, 2005, the Company changed from an annual to a semi-annual dividend schedule.

Note (6) — Segment Information: The Company’s reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

Financial information for the Company’s business segments is as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry and
dry cleaning equipment	$14,127,332	$13,599,507	$5,648,330	$4,374,784
License and franchise operations	262,407	316,628	49,463	84,261

Total revenues	$14,389,739	$13,916,135	$5,697,793	$4,459,045

Operating income (loss)
Commercial and industrial laundry and
dry cleaning equipment	$1,014,587	$884,233	$424,896	$280,785
License and franchise operations	197,532	244,380	29,906	65,515
Corporate	(274,999)	(249,618)	(111,465)	(83,537)

Total operating income	$937,120	$878,995	$343,337	$262,763

	March 31, 2006 (Unaudited)	June 30, 2005
Identifiable assets:
Commercial and industrial laundry and
dry cleaning equipment	$7,631,305	$6,525,375
License and franchise operations	413,712	781,416
Corporate	146,629	234,284

Total assets	$8,191,646	$7,541,075

During the nine months ended March 31, 2006, one customer accounted for 19.4% of the Company’s revenues.

Note (7) — Reclassification: Certain items in the financial statements presented have been reclassified to conform to the 2006 presentation.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-based payment,” (“SFAS 123(R)”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This guidance became effective for the Company with the quarter ended March 31, 2006. With limited exceptions, the amount of compensation cost is now measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost is to be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) did not effect the Company for any of the reported periods since no stock options were granted during the quarter ended March 31, 2006 and all outstanding options were fully vested at December 31, 2005. SFAS 123(R) may effect the Company in the future if it issues share-based compensation. SFAS 123(R) replaced SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25,“Accounting for Stock Issued to Employees.” Under Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), because the exercise price of stock options granted by the Company equaled or exceeded the market price of the underlying stock on the date of grant, no compensation cost had been recognized.

In December 2004, the FASB issued FASB Statement No.151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and must be applied prospectively. Adoption of this statement is not expected to impact the Company’s financial position or results of operations because the Company does not manufacture inventory.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this pronouncement will not materially impact the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB No. 20 and FASB Statement No. 3.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Adoption of this pronouncement is not expected to materially impact the Company.

Item 2: Management’s Discussion and Analysis or Plan of Operations

Overview

Net sales increased by 3.1% for the nine months and 28.3% for the three months ended March 31, 2006 over the prior fiscal year’s comparable periods, reflecting an increase in laundry equipment sales and, in addition, for the three month period, a catch-up in shipments due to shipment delays encountered as a result of Hurricanes Katrina and Wilma. The Company’s New Orleans supplier continues to increase its production and it is now making shipments in a timely manner. Both fiscal 2006 reported periods reflect higher commission income earned on shipments made by a manufacturer directly to our customer. The dollar value of these product shipments are not included in the Company’s revenues. Primarily as a result of the higher total revenues, net earnings increased by 14.7% and 44.4% for the nine and three month periods, respectively, over the prior fiscal year’s comparable periods.

Inventories have stabilized over the last nine months; however, they are higher than at fiscal year end in order to accommodate increased shipments and backlog.

The Company continues to generate a strong cash flow enabling the Board of Directors to declare a $.04 per share semi-annual dividend (an aggregate of $281,378), payable on May 1, 2006 to shareholders of record on April 14, 2006.

Liquidity and Capital Resources

Cash increased by $603,987 during the first nine months of fiscal 2006 compared to an increase of $228,586 for the same period of fiscal 2005. The following summarizes the Company’s Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended March 31,
	2006 (Unaudited)	2005 (Unaudited)
Net cash (used) provided by:
Operating activities	$ 869,337	$ 609,432
Investing activities	15,628	30,621
Financing activities	(280,978)	(411,467)

For the nine months ended March 31, 2006, operating activities provided cash of $869,337 compared to $609,432 for the nine months ended March 31, 2005. The improvement of $259,905 over the same period of last year was caused primarily by the improvement in net earnings of $78,165 (and an $8,477 increase in non-cash expenses) coupled with changes in operating assets and liabilities that produced an additional increase in cash of $141,005 in the nine months ended March 31, 2006 compared to a decrease in cash of $32,258 in the nine months ended March 31, 2005. The principal reason for the increase in cash contributed by changes in operating assets and operating liabilities in the fiscal 2006 nine month period was a decrease of $158,186 in accounts, trade notes and lease receivables (compared to an increase of $79,727 in the prior year’s comparable period). The decrease occurred despite the improved sales due, in large part, to the direct application of higher customer deposits that had accumulated as a result of the delayed shipments caused by the hurricanes. Inventories increased by $339,824 during the nine month period of fiscal 2006 compared to an increase of $122,362 for the same period of 2005 to accommodate the higher sales and backlog. The cumulative increase in accounts payable and accrued expenses and accrued employee expenses was $50,580 compared to a decrease of $61,646 from the prior year.

Investing activities provided cash of $15,628 for the nine month period of fiscal 2006, mainly as a result of payments received on a note from the sale of the Company’s telecommunications segment ($67,857), which note was fully paid in November 2005. Capital expenditures of $50,921 and patent and trademark expenses of $1,308 partially offset the proceeds received from the note receivable. During the comparable period of fiscal 2005, investing activities provided cash of $30,621, mostly due to proceeds from the note ($117,857) offset by capital expenditures for equipment of $55,281 and patents and trademark expenses of $31,955.

For the nine month period ended March 31, 2006, financing activities used cash of $280,978 to pay a $.04 per share semi-annual cash dividend on November 1, 2005. For the first nine months of fiscal 2005 financing activities used cash of $411,467 to pay a $.06 per share annual dividend ($421,467) on November 1, 2004, partially offset by $10,000 received from the exercise of a stock option to purchase 10,000 shares of the Company’s common stock at the exercise price of $1.00 per share by a director of the Company.

On October 30, 2005, the Company received an extension until October 30, 2006 of its existing $2,250,000 revolving line of credit facility. In addition, the Loan Agreement was amended to eliminate the requirement that 51% of the stock of the Company be owned by the Steiner family or any Steiner trust. On October 28, 2004, the Loan Agreement, was amended, to eliminate the borrowing base restriction on borrowings under the revolving credit facility, thereby enabling the Company to borrow up to the full $2,250,000 amount available under that facility regardless of the Company’s levels of accounts receivable and inventories. The Company’s obligations under the facility continue to be guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets.

The Company believes that its present cash position and cash it expects to generate from operations, as well as, if needed, cash borrowings available under its $2,250,000 line of credit, will be sufficient to meet its operational needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

Results of Operations

	Nine months ended March 31,			Three months ended March 31,
	2006 (Unaudited)	2005 (Unaudited)	% Change	2006 (Unaudited)	2005 (Unaudited)	% Change
Net sales	$13,677,008	$13,268,254	3.1%	$5,511,424	$4,295,456	28.3%
Development fees,
franchise and license
fees, commissions
and other	712,731	647,881	10.0%	186,369	163,589	13.9%

Total revenues	$14,389,739	$13,916,135	3.4%	$5,697,793	$4,459,045	27.8%

Revenues for the nine and three month periods ended March 31, 2006 increased by $473,604 (3.4%) and $1,238,748 (27.8%), respectively, over the same periods of fiscal 2005.

For the nine and three month periods of fiscal 2006, revenues of the commercial laundry and dry cleaning equipment segment increased by $527,825 (3.9%) and $1,273,546 (29.1%), respectively, from the comparable periods of fiscal 2005. For the nine month period ended March 31, 2006, sales increases were experienced in laundry equipment (12.1%) and spare parts (5.9%), which were largely offset by sales decreases in dry cleaning equipment (18.6%) and steam boilers (33.3%). For the three month period ended March 31, 2006, sales increases were experienced in laundry equipment (65.0%), spare parts (3.2%) and steam boilers (1.3%), partially offset by a decrease in sales of dry cleaning equipment (27.5%).

The increase in net sales for the nine month period was due primarily to increased laundry equipment sales. For the three months ended March 31, 2006, in addition to an increase in sales, primarily of laundry equipment, sales were aided by the making of shipments previously delayed as a result of delivery delays from one of the Company’s manufacturers caused by Hurricane Katrina and shipment delays at the Company’s facilities caused by a power outage due to Hurricane Wilma. As of the end of the third quarter shipments have become current. The decrease in sales of dry cleaning equipment was due to a softness in the market.

Development fees, franchise and license fees, commissions and other income increased by $64,850 (10.0%) and $22,780 (13.9%) for the nine and three month periods, respectively, of fiscal 2006 compared to the same periods of fiscal 2005. The increase for both fiscal 2006 periods was mostly attributable to increased commissions earned for shipments sent directly by a manufacturer to customers in the Company’s selling area. These increases were offset by a decrease in revenues from the license and franchise segment resulting from lower royalties and fewer new franchise openings.

	Nine months ended March 31,		Three months ended March 31,
	2006 (Unaudited)	2005 (Unaudited)	2006 (Unaudited)	2005 (Unaudited)
As a percentage of sales:
Cost of goods sold	75.3%	75.1%	77.7%	73.8%
As a percentage of revenue:
Selling, general and	21.8%	21.9%	18.6%	22.6%
administrative expenses
Research and development	.2%	.2%	.2%	.4%
Total expenses	93.5%	93.7%	94.0%	94.1%

Costs of goods sold, expressed as a percentage of sales, increased to 75.3% from 75.1% and to 77.7% from 73.8% for the nine and three month periods, respectively, of fiscal 2006 from the same periods of fiscal 2005, mostly due to larger contract sales which carry a smaller margin and product mix.

Selling, general and administrative expenses increased by $86,195 (2.8%) and $47,991 (4.8%) for the nine and three month periods, respectively, of fiscal 2006 from the same periods in fiscal 2005, primarily as a result of increased payroll due to increased staff and salaries. As a percentage of sales, this category of expenses decreased to 21.8% from 21.9% and 18.6% from 22.6% for the nine and three month periods, respectively, mostly due to sales volume increasing at a faster rate than expenses in this category.

Research and development expenses are a small part of the Company’s total operating expenses. These expenses relate to the on-going research on the Company’s Green-Jet® technologies and the application of these technologies to smaller machines for the dry cleaning and hotel industry.

The overall expenses of the Company, expressed as a percentage of revenues, remained essentially flat for all periods as increased cost of goods sold and payroll expenses were offset by the increased revenues.

Interest income increased by $39,310 and $24,682 for the nine and three month periods of fiscal 2006, respectively, over the same periods of fiscal 2005 as a result of interest earned on bank balances.

The effective income tax rate used in both periods of fiscal 2006 was 38% compared to 40% used in both periods of fiscal 2005. The reduction in the effective rate was made to better conform to the year end tax rate experienced over the last several years.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

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

In addition, for the nine months ended March 31, 2006, the Company paid a law firm of which a director is of counsel $38,697 for legal services performed. For the nine months ended March 31, 2005, the Company paid the law firm of which the director was of counsel $65,524.

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s results of operations are described in detail in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. In other cases, preparation of the Company’s unaudited condensed consolidated financial statements for interim periods requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. There can be no assurance that the actual results will not differ from those estimates.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-based payment,” (“SFAS 123(R)”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This guidance became effective for the Company with the quarter ended March 31, 2006. With limited exceptions, the amount of compensation cost is now measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost is to be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) did not effect the Company for any of the reported periods since no stock options were granted during the quarter ended March 31, 2006 and all outstanding options were fully vested at December 31, 2005. SFAS 123(R) may effect the Company in the future if it issues share-based compensation. SFAS 123(R) replaced SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”), because the exercise price of stock options granted by the Company equaled or exceeded the market price of the underlying stock on the date of grant, no compensation cost had been recognized.

In December 2004, the SFAS issued FASB Statement No.151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this statement, such items will be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and must be applied prospectively. Adoption of this statement is not expected to impact the Company’s financial position or results of operations because the Company does not manufacture inventory.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this pronouncement will not materially impact the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB No. 20 and SFAS Statement No. 3.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Adoption of this pronouncement is not expected to materially impact the Company.

Forward Looking Statements

        Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known andunknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company’s customers are located; industry conditions and trends, including supply and demand; changes in business strategies or development plans; the availability, terms and deployment of debt and equity capital; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the equipment purchased by the Company; relative values of the United States currency to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; and the Company’s ability to successfully introduce, market and sell at acceptable profit margins its new Green Jet® dry-wetcleaning™ machine and Multi-Jet™ dry cleaning machine. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

Item 3. Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s President and principal executive officer and the Company’s principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 12, 2006		DRYCLEAN USA, Inc.
	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato, Treasurer and Chief Financial Officer

Exhibit Index

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.