Form 10KSB
period 2006-06-30
DRYCLEAN USA INC
filed 2006-09-28
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14757

DRYCLEAN USA, Inc.

(Name of small business issuer in its charter)

Delaware	11-2014231

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

290 N.E. 68th Street, Miami, Florida	33138

(Address of principal executive offfices)	(Zip Code)

Issuer’s telephone number, including area code:     305-754-4551

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.025 par value

Securities registered under Section 12(g) of the Exchange Act: None

        Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

        The Company’s revenues from continuing operations for its fiscal year ended June 30, 2006 were $20,414,890.

        The aggregate market value as at September 22, 2006 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $3,807,000 based on the closing price of the Company’s Common Stock on the American Stock Exchange on that date. Such market value excludes shares owned by all executive officers and directors (and their spouses). This should not be construed as indicating that all such persons are affiliates.

        The number of shares outstanding of the issuer’s Common Stock as at September 22, 2006 was 7,034,450.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Proxy Statement relating to its 2006 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 14 in Part III of this Report.

Transitional Small Business Disclosure Format Yes      No

FORWARD LOOKING STATEMENTS

        Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the inventory purchased by the Company; relative values of the United States currency to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; and the Company’s ability to successfully introduce, market and sell at acceptable profit margins its Green-Jet® dry-wetcleaning machine and Multi-Jet® dry cleaning machine; the Company’s ability to implement changes in its business strategies and development plans; and the availability, terms and deployment of debt and equity capital if needed for expansion. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

PART I

Item 1.	Description of Business.

General

        The Company was incorporated under the laws of the State of Delaware on June 30, 1963 under the name Metro-Tel Corp. and changed its name to DRYCLEAN USA, Inc. on November 7, 1999. Since November 1, 1998, when Steiner-Atlantic Corp. (“Steiner”) was merged with and into, and therefore became, a wholly-owned subsidiary of the Company, the Company’s principal business has been as a supplier of commercial and industrial dry cleaning equipment, laundry equipment and steam boilers and related activities.

        Unless the context otherwise requires, as used in this Report, the “Company” includes DRYCLEAN USA, Inc. and its subsidiaries.

        The Company, through Steiner, supplies commercial and industrial dry cleaning equipment, laundry equipment and steam boilers in the United States, the Caribbean and Latin American markets. This aspect of the Company’s business services includes:

•	distributing commercial and industrial laundry and dry cleaning machines and steam boilers manufactured by others;

•	selling the Company's own proprietary lines of laundry and dry cleaning machines under its Aero-Tech(R), Multi-Jet(R)and Green-Jet(R)brand names;

•	designing and planning “turn-key” laundry and/or dry cleaning systems to meet the layout, volume and budget needs of a variety of institutional and retail customers;

•	supplying replacement equipment and parts to its customers;

•	providing warranty and preventative maintenance through factory-trained technicians and service managers; and

•	selling process steam systems and boilers.

        The Company’s wholly-owned indirect subsidiary, Steiner-Atlantic Brokerage Corp. (“Steiner Brokerage”), acts as a business broker to assist others seeking to buy or sell existing dry cleaning stores and coin laundry businesses. Some of the Company’s existing customers have become Steiner Brokerage clients, utilizing the Company’s staff and ability to assist them in the sale of their businesses and associated real property.

        The Company, through its DRYCLEAN USA LICENSE CORP. wholly-owned indirect subsidiary, owns the worldwide rights to the name DRYCLEAN USA, along with existing franchise and license agreements. DRYCLEAN USA is one of the largest franchise and license operations in the dry cleaning industry, currently consisting of over 400 franchised and licensed locations in the United States, the Caribbean and Latin America.

        Through DRYCLEAN USA Development Corp. (“DRYCLEAN USA Development”), a wholly-owned indirect subsidiary, the Company also develops new turn-key dry cleaning establishments for resale to third parties.

Available Information

        The Company files Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the Securities and Exchange Commission (the “SEC”). These reports and statements may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports and statements, as well as beneficial ownership reports filed by the Company’s officers, directors and beneficial owners of more than 10% of the Company’s common stock, may be obtained without charge through the Company’s Internet site http://www.drycleanusa.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.

Product Lines

        The Company sells a broad line of commercial and industrial laundry and dry cleaning equipment and steam boilers, as well as parts and accessories therefor.

        The commercial and industrial laundry equipment distributed by the Company features washers and dryers, including coin-operated machines, boilers, water reuse and heat reclamation systems, flatwork ironers, automatic folders and feeders. The Company’s dry cleaning equipment includes commercial dry cleaning machines sold primarily under the Aero-Tech®, Multi-Jet® and Green-Jet® names, as well as garment presses, finishing equipment, sorting and storage conveyors and accessories distributed for others.

        The Company’s proprietary environmentally friendly Green-Jet® dry-wetcleaning machine not only cleans garments efficiently, but also eliminates the use of perchloroethylene (Perc) in the dry cleaning process, thereby eliminating the health and environmental concerns that Perc poses to customers and their landlords. It also alleviates flammability, odor and cost issues inherent in alternative solvents and cleaning processes. In May 2005, patents were granted to the Company from the United States to protect this innovative approach to garment cleaning. Patents from other countries are still pending. In August 2003, the Company introduced its Multi-Jet® dry cleaning machine which can use a number of environmentally safe solvents and will replace certain existing products.

        The products sold by the Company are positioned and priced to appeal to customers in each of the high-end, mid-range and value priced markets. These products are offered under a wide range of price points to address the needs of a diverse customer base. Suggested prices for most of the Company’s products range from approximately $5,000 to $100,000. The products supplied by the Company afford the Company’s customers a “one-stop shop” for commercial and industrial laundry and dry cleaning machines, boilers and accessories. By providing “one-stop” shopping, the Company believes it is better able to attract and support potential customers who can choose from the Company’s broad product line. Product sales accounted for approximately 96% of revenues in each of fiscal 2006 and 2005.

        The Company seeks to establish customer satisfaction by offering:

•	an on-site training and preventive maintenance program performed by factory trained technicians and service managers;

•	design and layout assistance;

•	maintenance of a comprehensive parts and accessories inventory and same day or overnight availability;

•	competitive pricing; and

•	a toll-free support line to resolve customer service problems.

        In addition, the Company, under the name DRYCLEAN USA, currently franchises and licenses over 400 retail drycleaning stores in the United States, the Caribbean and Latin America, making it one of the largest retail drycleaning license and franchise operations in the dry cleaning industry. During fiscal 2006 and 2005, the Company’s license and franchise segment contributed approximately 1.7% and 2.0%, respectively, of the Company’s revenues.

        Through its Steiner Brokerage subsidiary, the Company acts as a business broker to assist others seeking to buy or sell existing dry cleaning and laundry businesses. Some of the Company’s existing customers have become Steiner Brokerage clients, utilizing the Company’s staff and ability to assist them in the sale of their businesses and associated real property. This business contributed less than 1% of the Company’s revenues during fiscal 2006 and 2005, respectively.

        The Company, through its DRYCLEAN USA Development subsidiary, develops new turn-key dry cleaning establishments for resale to third parties. During fiscal 2006, DRYCLEAN USA Development did not contribute to the Company’s revenues and contributed less than 1% in fiscal 2005.

Sales, Marketing and Customer Support

        The laundry and dry cleaning equipment products marketed by the Company are sold by it to its customers in the United States, the Caribbean and Latin America, as well as customers of its

DRYCLEAN USA licensing subsidiary. The Company employs sales executives to market its proprietary and distributed products, including its Aero-Tech®, Multi-Jet® and Green-Jet® products, in the United States and in international markets. The Company supports product sales by advertising in trade publications, participating in trade shows and engaging in regional promotions and sales incentive programs. A substantial portion of equipment and parts sales orders are obtained by telephone, e-mail and fax inquiries originated by the customer or by representatives of the Company, and significant repeat sales are derived from existing customers.

        Additionally, the Company’s Aero-Tech®, Green-Jet® and Multi-Jet® machines are sold through distributors and dealers throughout the United States, the Caribbean and Latin America. The Company continues to develop distributor relationships in North America for its dry cleaning machines.

        The Company trains its sales and service employees to provide service and customer support. The Company uses specialized classroom training, instructional videos and vendor sponsored seminars to educate employees about product information. In addition, the Company’s technical staff has prepared comprehensive training manuals, written in English and Spanish, relating to specific training procedures. The Company’s technical personnel are continuously retrained as new technology is developed. The Company monitors service technicians’ continued educational experience and fulfillment of requirements in order to evaluate their competence. All of the Company’s service technicians receive service bulletins, service technicians’ tips and continued training seminars.

Customers and Markets

        The Company’s customer base consists of approximately 750 customers in the United States, the Caribbean and Latin America, including independent and franchise dry cleaning stores and chains, hotels, motels, cruise lines, hospitals, nursing homes, government institutions and distributors. In June 2004, as another distributor ceased operations, the Company obtained an expansion of the territory in which it acts as a distributor for certain laundry products manufactured by certain manufacturers from southern Florida to encompass most of Florida, the Company’s principal domestic market. One customer accounted for approximately 17% of the Company’s revenues during the year ended June 30, 2006. No customer accounted for more than 10% of the Company’s revenues during the year ended June 30, 2005.

Foreign Sales

        Export sales of laundry and dry cleaning equipment were approximately $2,533,000 and $2,833,000 during the years ended June 30, 2006 and June 30, 2005, respectively, and were made principally to Latin America and the Caribbean. See “Customers and Markets”.

        All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Sources of Supply

        The Company purchases laundry and dry cleaning machines, boilers and the other products supplied by it from a number of manufacturers. One of our suppliers accounted for approximately 23% of the Company’s purchases for the year ended June 30, 2006. During the year ended June 30, 2005, no suppliers accounted for more than 20% of the Company’s purchases. The Company’s major suppliers are Pellerin Milnor Corporation, Chicago Dryer Company and Unipress Corporation. Historically, the Company has not experienced difficulty in purchasing products it distributes for others and believes it has good working relationships with its suppliers.

        The supplier of a significant portion of the Company’s laundry equipment and spare parts for their laundry equipment is located near New Orleans. While its plant was only slightly damaged by Hurricane Katrina, its power and employee availability were disrupted, causing shipment delays during fiscal 2006. These problems have been resolved. The Company has shipped its backlog and is now current with new orders.

        The Company’s proprietary Green-Jet® dry-wetcleaning machines are currently manufactured exclusively for the Company by one manufacturer in the United States. Substantially all of the Company’s dry cleaning equipment sold under the Aero-Tech® and Multi-Jet® labels is currently manufactured exclusively for the Company by two manufacturers in Italy.

        The Company has established long-standing relationships with these manufacturers. The Company’s management believes its supplier relationships for the products it distributes for others and its proprietary products provide the Company with a substantial competitive advantage, including exclusivity for certain products and certain areas and favorable prices and terms. Therefore, the loss of certain of these vendor relationships could adversely affect the Company’s business.

        The Company has a formal contract with only a few of its equipment suppliers and manufacturers and relies on its long-standing relationship with its other suppliers and manufacturers. The Company collaborates in the design and closely monitors the quality of its manufactured product. The Company must place its orders with its United States manufacturer of the Green-Jet® dry-wetcleaning machine and with its Italian manufacturers of its Aero-Tech® and Multi-Jet® dry cleaning machines prior to the time the Company has received all of its orders and, in certain instances, places orders for products it distributes in advance of its receipt of sales orders. However, because of the Company’s close working relationship with its suppliers and manufacturers, the Company can usually adjust orders rapidly and efficiently to reflect a change in customer demands. The Company believes that if, for any reason, its arrangements with the manufacturers of its proprietary products were to cease, or in the event the cost of these products were to be adversely affected, it will be able to have these products manufactured by other suppliers.

        The Company’s current bank revolving credit facility includes a $250,000 foreign exchange subfacility for the purpose of enabling the Company to mitigate its currency exposure in connection with its import activities through spot foreign exchange and forward exchange contracts. There were no open foreign exchange contracts at either June 30, 2006 or 2005.

        Imports into the United States are also affected by the cost of transportation, the imposition of import duties and increased competition from greater production demands abroad. The United States, Italy and the European Union may, from time to time, impose quotas, duties, tariffs or other restrictions or adjust prevailing quotas, duties or tariff levels, which could affect the Company’s margins on its Aero-Tech® and Multi-Jet® machines. Customs duties, imposed by the United States, were less than 1% of invoice cost for the Company’s imported dry cleaning machines during each of fiscal 2006 and 2005.

Competition

        The commercial and industrial laundry and dry cleaning equipment distribution business is highly competitive and fragmented with over 100 full-line or partial-line equipment distributors in the United States. The Company’s management believes that no one distributor has a major share of the market and that substantially all distributors are independently owned and, with the exception of several regional distributors, operate primarily in local markets. Competition is based primarily on price, product quality, delivery and support services provided to the customer. In Florida, the Company’s principal domestic market, the Company’s primary competition is derived from a number of full line distributors, which operate throughout Florida. In the export market, the Company competes with several distributors and anticipates increased competition as the export market grows. The Company’s proprietary dry cleaning equipment competes with over a dozen manufacturers of dry cleaning equipment whose products are distributed nationally. In all geographic areas, the Company competes by offering an extensive product selection, value-added services, such as product inspection and quality assurance, a toll-free customer support line, reliability, warehouse location, price, competitive special features and, with respect to certain products, as to which the Company acts as distributor, exclusivity.

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

Research and Development

        The Company has designed and introduced its new Green-Jet® dry-wetcleaning and Multi-Jet® drycleaning machines and continues to improve these products. The amounts of research and development expenses for the years ended June 30, 2006 and 2005 were $27,805 and $44,825, respectively.

Patents and Trademarks

        The Company is the owner of United States service mark registrations for the names Aero-Tech®, Multi-Jet® and Green-Jet®, which are used in connection with its laundry and dry cleaning equipment, and of DRYCLEAN USA®, which is licensed by it to retail dry cleaning establishments. The Company intends to use and protect these or related service marks, as necessary. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products. Patents were granted in May 2005 for the protection of the Company’s new Green-Jet® dry-wetcleaning machine in the United States which will expire in May 2021 and patents have been applied for in certain foreign countries.

        On January 3, 2005, the Company entered into a Patent License Agreement with Whirlpool Corporation (“Whirlpool”) in which the Company granted Whirlpool an exclusive license until December 31, 2008 and thereafter a non-exclusive license to make and sell laundry appliances incorporating the Company’s patent applications and other intellectual property related to fabric treatment technology for improving the drying and refreshing of garments in home clothes dryers. In consideration for the grant of the exclusive license through December 31, 2008, Whirlpool paid the Company $350,000, of which $331,100 was for the exclusive license fee. In addition, Whirlpool is to pay the Company a per unit royalty for dryers using the licensed technology that are sold during the three year period following the first sale following commercial production of dryers using the license technology.

Compliance with Environmental and Other Government Laws and Regulations

        Over the past several decades in the United States, federal, state and local governments have enacted environmental protection laws in response to public concerns about the environment, including with respect to perchloroethylene (Perc), the primary cleaning agent historically used in the commercial and industrial dry cleaning process. A number of industries, including the commercial and industrial dry cleaning and laundry equipment industries, are subject to these evolving laws and implementing regulations. As a supplier to the industry, the Company serves customers who are primarily responsible for compliance with environmental regulations. Among the federal laws that the Company believes are applicable to the industry are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which provides for the investigation and remediation of hazardous waste sites; the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), which regulates the generation and transportation of hazardous waste as well as its treatment, storage and disposal; and the Occupational Safety and Health Administration Act (“OSHA”), which regulates exposure to toxic substances and other health and safety hazards in the workplace. Most states and a number of localities have laws that regulate the environment which are at least as stringent as the federal laws. In Florida, for example, in which a significant amount of the Company’s dry cleaning and laundry equipment sales are made, environmental matters are regulated by the Florida Department of Environmental Protection which generally follows the United States government’s Environmental Protection Agency’s (“EPA”) policy in the EPA’s implementation of CERCLA and RCRA and closely adheres to OSHA’s standards.

        The Company believes its Aero-Tech®, Multi-Jet® and Green-Jet® dry-wetcleaning machines exceed environmental regulation standards set by safety and environmental regulatory agencies.

        The Company does not believe that compliance with Federal, state and local environmental and other laws and regulations which have been adopted have had, or will have, a material effect on its capital expenditures, earnings or competitive position.

        The Company is also subject to Federal Trade Commission (the “FTC”) regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws require the Company to, among other things, furnish to prospective franchisees a franchise offering circular containing prescribed information. Certain states in the United States require separate filings in order to offer and sell franchises in those states. The Company believes that it is in compliance in all material respects with these laws.

Employees

        The Company currently employs 35 employees on a full-time basis, of whom 4 serve in executive management capacities, 10 are engaged in sales and marketing, 13 are administrative and clerical personnel, and 8 serve as warehouse support. None of the Company’s employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are satisfactory.

Item 2.	Description of Properties.

        The Company’s executive offices and the main distribution center for its products are housed in three leased adjacent facilities totaling approximately 45,000 square feet in Miami, Florida. The Company believes its facilities are adequate for its present and anticipated future needs. The following table sets forth certain information concerning the leases at these facilities:

Facility	Approximate Sq. Ft.	Expiration

Miami, Florida (1)	27,000	October 2008
Miami, Florida	8,000	March 2008
Miami, Florida	10,000	December 2008 (2)

_________________

(1)	Leased from William K. Steiner, a director of the Company.

(2)	The Company has a three-year renewal option.

Item 3.	Legal Proceedings.

        The Company is not a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5.	Market for the Common Equity and Related Stockholder Matters.

        The Company’s Common Stock is traded on the American Stock Exchange (the “Amex”) and on the Chicago Stock Exchange, each under the symbol “DCU.” The following table sets forth, for the Company’s Common Stock, the high and low sales prices on the Amex, as reported by Amex, for the periods reflected below.

	High	Low
Fiscal 2006
First Quarter	$2.95	$2.45
Second Quarter	2.80	2.12
Third Quarter	2.60	1.95
Fourth Quarter	2.23	1.79

Fiscal 2005
First Quarter	$3.30	$1.40
Second Quarter	2.54	1.80
Third Quarter	3.50	2.25
Fourth Quarter	3.19	2.23

        As of September 22, 2006, there were approximately 488 holders of record of the Company’s Common Stock.

        The following table sets forth information concerning the cash dividends declared by the Company’s Board of Directors during the periods covered by this Report.

Declaration Date	Record Date	Payment Date	Per Share Amount
March 31, 2006	April 14, 2006	May 1, 2006	$.04
September 23, 2005	October 14, 2005	November 1, 2005	$.04
March 23, 2005	April 15, 2005	May 2, 2005	$.035
September 27, 2004	October 15, 2004	November 1, 2004	$.06

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

        The Company did not sell any equity securities during the year ended June 30, 2006 that were not registered under the Securities Act of 1933, as amended.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

General

        The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto which appear in Item 7 of this Report.

Overview

        The early quarters of fiscal 2006 were affected by Hurricane Katrina in the first quarter of the year that caused shipping delays from one of the Company’s largest laundry and spare parts suppliers located near New Orleans and by Hurricane Wilma in the second quarter of the year that affected southern Florida, which is a large part of the Company’s selling area, and also caused a shutdown of the Company’s Miami facilities and corporate headquarters for a week due to power outages. As the year progressed the Company was able to catch up with its shipments and, by year end, the Company was making timely deliveries. Despite these factors, revenues for the year ended June 30, 2006 were a record $20,414,890, or 9.9% higher than in fiscal 2005, and net earnings increased 13.8% over fiscal 2005 to $803,981 or $0.11 per share on a fully diluted basis.

        Revenues for the year ended June 30, 2006 increased by $1,839,641 or 9.9% over 2005, primarily as a result of a 13.8% increase in industrial laundry equipment sales and higher commission income earned on shipments made by certain of the Company’s manufacturers directly to certain of the Company’s large national customers that have special national account terms and arrangements with some manufacturers. However, in these cases, the manufacturer awards the Company a commission. Therefore, while the amount of the Company’s revenues was affected because it recognized the amount of the commission instead of the full sales price of the equipment sold, the Company’s earnings were not materially impacted. The Company expects this trend to continue in the future but on a lower scale as the Company solidifies the expanded territory it acquired in June 2004 in which it acts as a distributor for certain laundry products manufactured by certain manufacturers from southern Florida to encompass most of Florida.

        The increase in sales offset a .8 percentage point decrease in gross margins caused by the increased size of certain orders which carry smaller margins in order to remain competitive. In addition, although lower as a percentage of revenues in fiscal 2006, higher employee compensation expense caused selling, general and administration expenses to increase in dollar amount by 9.7%. The Company’s property insurance will increase by approximately $93,000 (79.6%), with large deductibles, in fiscal 2007, as premiums are increasing due to the three hurricanes that hit Florida during fiscal 2006. As a result, the Company has elected to self-insure for wind damage coverage in order to substantially reduce the premiums. The Company believes its facilities are well protected from wind damage.

        Inventory levels at June 30, 2006 were slightly lower than at June 30, 2005 due to heavy shipments in June 2006; however, inventory levels are expected to increase as fiscal 2007 progresses.

        Cash on hand increased substantially due to a number of factors discussed below, most notably, an approximate $520,000 increase in customer’s deposits reflecting a higher level of business and backlog. The entire backlog on hand at June 30, 2006 is expected to ship during fiscal 2007.

        As a result of the solid financial condition of the Company, the Company’s Board of Directors increased the semi-annual dividend to $.04 per share during fiscal 2006.

Liquidity and Capital Resources

        For the twelve month period ended June 30, 2006, cash increased by $1,524,587 compared to a decrease of $160,135 during fiscal 2005.

        The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Years Ended June 30,
	2006	2005

Net cash provided (used) by:

Operating activities	$ 2,082,462	$ 460,462
Investing activities	(4,582)	36,727
Financing activities	(553,293)	(657,324)

        For the twelve month period ended June 30, 2006, operating activities provided cash of $2,082,462 compared to $460,462 for the twelve month period ended June 30, 2005. The improvement of $1,622,000 was caused primarily by the improvement in net earnings of $97,718 (partially offset by a $62,408 reduction in non-cash expenses), coupled with changes in operating assets and liabilities that produced additional cash improvement of $1,160,603. The primary reason for the increase in cash contributed by changes in operating assets and liabilities in fiscal 2006 was an increase of $521,542 in customer deposits (compared to an increase of $27,398 in fiscal 2005). The increase in customer deposits reflect an increased level of business and backlog. In addition, cash was provided by a decrease in accounts, trade notes and lease receivables of $193,943 in fiscal 2006 compared to an increase of $369,333 in fiscal 2005. Accounts, trade notes and lease receivables at fiscal 2005 year end were higher due to heavy shipments at year end. Further cash in fiscal 2006 was provided by a decrease in inventory of $98,852 compared to an increase of $118,214 in fiscal 2005. These fluctuations in inventory from year to year are caused by the normal course of business activity. Higher accounts payable and accrued expenses and accrued employee expense levels at the end of fiscal 2006 contributed an aggregate of $488,302 of cash in fiscal 2006, compared to a decrease of $254,988 in fiscal 2005, mostly due to employee bonuses which are to be paid in September 2006. Income taxes payable increased by $74,884 in fiscal 2006 over fiscal 2005 due to increased profitability.

        Investing activities used cash of $4,582 for the twelve month period ended June 30, 2006, as the final payments received through November 2005 on a note from the sale of the Company’s telecommunications segment ($67,857) did not offset the purchase of capital equipment ($71,131) and patent and trademark expenditures ($1,308). During the comparable period of fiscal 2005, investing activities provided cash of $36,727, as proceeds from the note ($157,143) offset capital expenditures for equipment of $88,461 and patent and trademark expenses of $31,955.

        Financing activities used cash of $553,293 in fiscal 2006 to pay dividends of $562,356, partially offset by $9,063 received from the exercise of a stock option to purchase 10,000 shares of the Company’s common stock. In fiscal 2005, financing activities used cash of $657,324 to pay dividends of $667,324, offset partially by $10,000 received from the exercise of a stock option to purchase 10,000 shares of the Company’s common stock.

        On October 30, 2005, the Company received an extension until October 30, 2006 of its existing $2,250,000 revolving line of credit facility. In addition, the Loan Agreement was amended to eliminate the requirement that 51% of the stock of the Company be owned by the Steiner family or any Steiner trust. On October 28, 2004, the Loan Agreement, was amended, to eliminate the borrowing base restriction on borrowings under the revolving credit facility, thereby enabling the Company to borrow up to the full $2,250,000 amount available under that facility regardless of the Company’s levels of accounts receivable and inventories. The Company’s obligations under the facility continue to be guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. The Company intends to renew, and believes the bank will agree to renew, this line for another year.

        During fiscal 2006 and 2005, the Board of Directors declared various dividends, aggregating $562,356 and $667,324, respectively. Information concerning these dividends is contained in a table shown on page 10 of this report. On September 26, 2006, the Board of Directors declared a $.04 per share semi-annual dividend (or an aggregate of $281,378) payable on November 1, 2006 to shareholders of record on October 13, 2006.

        The Company believes that its present cash position, the cash it expects to generate from operations and cash borrowings available under its line of credit will be sufficient to meet its presently contemplated operational needs.

Off-Balance Sheet Financing

        The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

Results of Operations

	Year Ended June 30,
	2006	2005
Net sales	$19,464,842	$17,750,799	+9.7%
Development fees, franchise and license
fees, commissions and other	950,048	824,450	+15.2%

Total revenues	$20,414,890	$18,575,249	+9.9%

        Revenues for the year ended June 30, 2006 increased by $1,839,641 (9.9%) over fiscal 2005. The commercial laundry and dry cleaning segment increased its revenue by 10.2% due primarily to its sales staff becoming established in the territory into which the Company has expanded since June 2004 and generating an increase in industrial laundry equipment sales and higher commission income. However, the Company’s license and franchise segment experienced a decrease of 7.2% in revenues, primarily due to a reduction in royalties and new dry cleaning franchises. For the twelve month period ended June 30, 2006, sales of commercial laundry increased by 13.8%, sales of dry cleaning equipment increased by 2.3% and sales of spare parts increased by 5.1%. These increases were partially offset by a 23.8% decrease in boiler sales. Brokerage revenues, which are included in the commercial laundry and dry cleaning segment, increased by 109.7%; however, they represent less than 1% of Company revenue.

        Overall expenses of the Company, including costs of sales, were 94.4% of total revenues in fiscal 2006, compared to 93.9% in fiscal 2005. The slight increase, as a percentage of revenues, reflects lower gross margins.

	Year Ended June 30,
	2006	2005
As a percentage of net sales:
Cost of sales	75.9%	75.2%
As a percentage of revenues:
Selling, general and administrative expenses	21.8%	21.9%
Research and development	.1%	.2%
Total expenses	94.4%	93.9%

        Cost of goods sold, expressed as a percentage of sales, increased to 75.9% in fiscal 2006 compared to 75.2% in fiscal 2005 as the Company had larger contract sales which generally carry a smaller margin, increase in the Company’s provision for slow-moving inventory of approximately $70,000 and a change in product mix.

        Selling, general and administrative expenses increased by $392,829 (9.7%), but improved as a percentage of revenues to 21.8% in fiscal 2006 from 21.9% in fiscal 2005. Most of the dollar increase was due to an approximate 23.0% increase in payroll expenses, including increased sales commissions. Other accounts in this category of expenses were generally in line with the increased level of sales.

        Research and development expenses are a small part of the Company’s total operating expenses. These expenses relate to the on-going research on the Company’s Green-Jet® and Multi-Jet® technologies and the application of these technologies to smaller machines for the dry cleaning and hotel industry.

        Interest income increased by $64,751 (605.6%) as a result of interest earned on higher outstanding bank balances and higher prevailing rates.

        The Company’s effective income tax rate decreased to 34.5% in fiscal 2006 compared to the income tax rate of 37.7% in fiscal 2005 mostly due to an increase in the benefit derived from the exclusion of foreign sales.

Inflation

        Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

        The Company leases 27,000 square feet of warehouse and office space from William K. Steiner, a principal shareholder, Chairman of the Board of Directors and a director of the Company. The Company and Mr. Steiner entered into a new lease for this facility on September 9, 2005 for a three-year period beginning November 1, 2005 at an annual rental of $94,500, with annual increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company is to bear real estate taxes, utilities, maintenance, non-structural repairs and insurance. The new lease contains two three-year renewal options in favor of the Company. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

        In fiscal 2006, the Company paid a law firm, in which a director is of counsel, $45,300 for legal services performed. In fiscal 2005, the Company paid that law firm and another law firm, in which the director at the time was of counsel, an aggregate of $81,500 for legal services performed.

Critical Accounting Policies

        Securities and Exchange Commission Financial Reporting Release No. 60 encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company’s financial statements:

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

         Revenue Recognition and Accounts and Notes Receivable

        Equipment and replacement parts are generally shipped FOB from the Company’s warehouse or drop shipped FOB factory at which time risk of loss and title passes to the purchaser and the sale is recorded. Commissions and development fees are recorded when earned, generally when the services are performed or the transaction is closed. Individual franchise arrangements include a license and provide for payment of initial fees, as well as continuing royalties. Initial franchise fees are generally recorded upon the opening of the franchised store, which is evidenced by a certificate from the franchisee, indicating that the store has opened, and collectibility is reasonably assured. Continuing royalties represent regular contractual payments received for the use of the “Dryclean USA” marks, which are recognized as revenue when earned, generally on a straight line basis.

        Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent dryclean and laundry plants. The Company performs continuing credit evaluations of its customers’ financial condition and depending on the term of credit, the amount of the credit granted and management’s past history with a customer, the Company may require the debtor to pledge the purchased equipment as collateral for the receivable. Senior management reviews accounts and notes receivable on a regular basis to determine if any such amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve based on older aged amounts, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available to management, it believes the Company’s allowance for doubtful accounts as of June 30, 2006 is adequate. However, actual write-offs might exceed the recorded allowance.

         Franchise License Trademark and Other Intangible Assets

        The franchise license, trademark, patents and trade name are stated at cost less accumulated amortization. Those assets are amortized on a straight-line basis over the estimated future periods to be benefited (10-15 years). The patents are amortized over the shorter of the patents’ useful life or legal life from the date such patents are granted. The Company reviews the recoverability of intangible assets based primarily upon an analysis of undiscounted cash flows from the intangible assets. In the event the expected future net cash flows should become less than the carrying amount of the assets, an impairment loss will be recorded in the period such determination is made, based on the fair value of the related assets.

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (SFAS 123(R)) “Share-based payment”. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period beginning after December 15, 2005 for Small Business filers such as the Company. SFAS 123(R) does not affect the Company at the present time but may effect the Company if it issues share-based compensation in the future.

        In December 2004, the FASB issued FASB Statement No.151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and must be applied prospectively. Adoption of this statement did not affect the Company’s financial position or results of operations because the Company does not manufacture inventory.

        In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this pronouncement did not affect the Company’s financial position or results of operations.

        In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB No. 20 and FASB Statement No. 3.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Adoption of this pronouncement did not affect the Company.

Item 7.	Financial Statements.

DRYCLEAN USA, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DRYCLEAN USA, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of DRYCLEAN USA, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DRYCLEAN USA, Inc. and subsidiaries as of June 30, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

MORRISON, BROWN, ARGIZ & FARRA LLP

Miami, Florida
September 8, 2006, except
for the third paragraph
of Note 11 as to which
the date is
September 26, 2006

DRYCLEAN USA, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30,	2006	2005
Assets

Current assets
Cash and cash equivalents	$3,106,703	$1,582,116
Accounts and trade notes receivable, net of allowance for
doubtful accounts of $130,000	1,734,071	1,949,750
Lease receivables (Note 2)	-	14,995
Inventories	2,991,165	3,090,017
Deferred income taxes (Note 4)	141,210	103,031
Note receivable-current (Note 13)	-	67,857
Other current assets	253,075	118,930

Total current assets	8,226,224	6,926,696

Equipment and improvements, net (Note 3)	225,643	230,352

Franchise license, trademarks and other intangible assets, net (Note 1)	308,474	373,779

Deferred income taxes (Note 4)	33,375	10,248

	$8,793,716	$7,541,075

Liabilities and Shareholders' Equity

Current liabilities
Accounts payable and accrued expenses	$872,114	$679,505
Accrued employee expenses	591,133	295,440
Income taxes payable	70,391	-
Unearned income	206,937	289,712
Customer deposits	1,098,982	577,440

Total current liabilities	2,839,557	1,842,097

Total liabilities	2,839,557	1,842,097

Commitments and contingencies (Notes 6, 8 and 9)

Shareholders' equity (Notes 11 and 12)
Preferred Stock, $1.00 par value:
Authorized shares - 200,000; none
issued and outstanding	-	-
Common stock, $0.025 par value:
Authorized shares - 15,000,000; 7,065,500 and 7,055,500,
shares issued and outstanding at 2006 and 2005,
respectively, including shares held in treasury	176,638	176,388
Additional paid-in capital	2,095,069	2,081,763
Retained earnings	3,685,472	3,443,847
Treasury stock, 31,050 shares at cost	(3,020)	(3,020)

Total shareholders' equity	5,954,159	5,698,978

	$8,793,716	$7,541,075

See accompanying summary of accounting policies and notes to consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended June 30,	2006	2005
Revenues:
Net sales	$19,464,842	$17,750,799
Development fees, franchise and license fees, commissions and other	950,048	824,450

Total	20,414,890	18,575,249

Cost of sales	14,778,382	13,343,667
Selling, general and administrative expenses	4,455,969	4,063,140
Research and development expenses	27,805	44,825

Total	19,262,156	17,451,632

Operating income	1,152,734	1,123,617

Other income:
Interest income	75,443	10,692

Earnings before income taxes	1,228,177	1,134,309
Provision for income taxes (Note 4)	424,196	428,046

Net earnings	$803,981	$706,263

Net earnings per share (Note 10):
Basic	$.11	$.10
Diluted	$.11	$.10

Weighted average number of shares of common stock outstanding:
Basic	7,026,950	7,023,146
Diluted	7,031,710	7,037,921

See accompanying summary of accounting policies and notes to consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

	Common Stock		Additional Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2004	7,045,500	$176,138	$2,066,120	31,050	$ (3,020)	$ 3,404,908	$ 5,644,146
Stock options exercised	10,000	250	9,750	-	-	-	10,000
Tax benefit from stock option exercise	-	-	5,893	-	-	-	5,893
Dividends paid	-	-	-	-	-	(667,324)	(667,324)
Net earnings	-	-	-	-	-	706,263	706,263

Balance at June 30, 2005	7,055,500	176,388	2,081,763	31,050	(3,020)	3,443,847	5,698,978
Stock options exercised	10,000	250	8,813	-	-	-	9,063
Tax benefit from stock option exercise	-	-	4,493	-	-	-	4,493
Dividends paid	-	-	-	-	-	(562,356)	(562,356)
Net earnings	-	-	-	-	-	803,981	803,981

Balance at June 30, 2006	7,065,500	$176,638	$2,095,069	31,050	$ (3,020)	$ 3,685,472	$ 5,954,159

See accompanying summary of accounting policies and notes to consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended June 30,	2006	2005
Operating activities:
Net income	$803,981	$706,263
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	142,453	119,242
Bad debt expense	36,731	49,846
Provision (benefit) for deferred income taxes	(61,306)	11,198
(Increase) decrease in operating assets:
Accounts, trade notes and lease receivables	193,943	(369,333)
Inventories	98,852	(118,214)
Other current assets	(134,145)	(662)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	192,609	(231,875)
Accrued employee expenses	295,693	(23,113)
Unearned income	(82,775)	289,712
Customer deposits	521,542	27,398
Income taxes payable	74,884	-

Net cash provided by operating activities	2,082,462	460,462

Investing activities:
Payments received on note receivable	67,857	157,143
Capital expenditures	(71,131)	(88,461)
Patent expenditures	(1,308)	(31,955)

Net cash (used) provided by investing activities	(4,582)	36,727

Financing activities:
Proceeds from exercise of stock options	9,063	10,000
Dividends paid	(562,356)	(667,324)

Net cash used in financing activities	(553,293)	(657,324)

Net increase (decrease) in cash and cash equivalents	1,524,587	(160,135)
Cash and cash equivalents at beginning of year	1,582,116	1,742,251

Cash and cash equivalents at end of year	$3,106,703	$1,582,116

Supplemental Information:
Cash paid for:
Income taxes	$385,444	$438,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries
Summary of Accounting Policies

Nature of Business	DRYCLEAN USA, Inc. and subsidiaries (collectively, the “Company”) sell commercial and industrial laundry and dry cleaning equipment, boilers and replacement parts; sell individual and area franchises under the DRYCLEAN USA name; and act as a business broker in connection with the purchase and sale of retail dry cleaning stores and coin laundries.

The Company primarily sells to customers located in the United States, the Caribbean and Latin America.

Principles of Consolidation	The accompanying consolidated financial statements include the accounts of DRYCLEAN USA, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition	Sales of products are generally shipped FOB origin and revenue is recorded as they are shipped. Shipping, delivering and handling fee income of approximately $581,000 and $303,000 for the years ended June 30, 2006 and 2005, respectively, are included in revenues in the consolidated financial statements. Shipping, delivering and handling costs are included in cost of sales. Commissions and development fees are recorded when earned. Individual franchise arrangements include a license and provide for the payment of initial fees for the granting of the franchise. Royalty fees are generated for the use of the name DRYCLEAN USA®. Initial franchise fees are generally recorded upon the opening of the franchise store. Continuing royalty fees are recorded when earned. Royalty fees recognized in fiscal 2006 and 2005 were $241,382 and $223,350, respectively.

Customer deposits represent primarily amounts received from customers for future delivery of equipment or services. In January 2005, the Company signed an exclusive license agreement with Whirlpool Corporation, licensing the use of the Company’s patent technology on home appliances. Whirlpool Corporation paid to the Company $350,000, including $331,100 as a one time up front fee for the exclusive license, and is to pay royalties during the three year period following the introduction of Whirlpool Corporation manufactured products using the licensed technology. After this period, Whirlpool Corporation will retain a non-exclusive license and the Company is free to license its technology to other manufacturers. Unearned income represents the $331,100 fee for the exclusive license which is being amortized over 48 months, the life of the contract. At June 30, 2006, $206,937 remained to be amortized.

Accounts and Trade Notes Receivable	Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent drycleaning and laundry plants. The non-trade note receivable at June 30, 2005 represents the amount due from the sale of the telecommunications segment as further discussed in Note 13. As of November 2005, the non-trade note receivable was fully paid. The Company performs continuing credit evaluations of its customers’ financial condition and, depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment

DRYCLEAN USA, Inc. and Subsidiaries
Summary of Accounting Policies

as collateral for the receivable. Senior management reviews accounts and notes receivable on a regular basis to determine if any such amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available, management believes the Company’s allowance for doubtful accounts as of June 30, 2006 and 2005 is adequate. However, actual write-offs might exceed the recorded allowance.

Inventories	Inventories consist principally of equipment and spare parts. Equipment is valued at the lower of cost, determined on the specific identification method, or market. Spare parts are valued at the lower of average cost or market.

Equipment, Improvements and Depreciation	Property and equipment are stated at cost. Depreciation and amortization are calculated on accelerated and straight-line methods over lives of five to seven years for furniture and equipment and the lesser of ten years or the life of the lease for leasehold improvements for both financial reporting and income tax purposes, except that leasehold improvements are amortized over 31 years for income tax purposes. Repairs and maintenance costs are expensed as incurred.

Asset Impairments	The Company accounts for long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. The Company has provided $100,279 and $40,000 for the years ended June 30, 2006 and 2005, respectively, against slow moving inventory.

Income Taxes	The Company utilizes the asset and liability method wherein deferred taxes are recognized for differences between consolidated financial statement and income tax bases of assets and liabilities.

Cash Equivalents	Cash equivalents include all highly liquid investments with original maturities of three months or less.

Estimates	The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and

DRYCLEAN USA, Inc. and Subsidiaries
Summary of Accounting Policies

the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Based Compensation	The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan are the Company’s only stock-based compensation plans. The 2000 Stock Option Plan authorizes the grant (until May 2, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants, of which no options were outstanding on June 30, 2006 and 2005. The 1994 Non-Employee Director Stock Option Plan terminated as to future grants on August 23, 2004, but options to purchase 20,000 shares remain outstanding thereunder.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”), utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and, accordingly, recognized no compensation expense for stock option grants in net income.

Under the modified prospective approach, SFAS 123(R) applies to new grants and to grants that were outstanding on December 31, 2005 to the extent not yet vested. Since no new options were granted during the years ended June 30, 2006 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized under SFAS 123(R) during the years ended June 30, 2006 and 2005. Prior periods are not required to be restated to reflect the impact of adopting the new standard. No compensation cost would have been recognized under the provisions of SFAS 123(R) had SFAS 123(R) been in effect as to the Company during any of the periods reported in this Report.

Earnings Per Share	Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding during each year. Securities having an anti-dilutive effect on earnings per share are excluded from the calculations.

Advertising Costs	The Company expenses the cost of advertising as of the first date the advertisement is run. The Company expensed approximately $132,000 and $145,000 of advertising costs for the years ended June 30, 2006 and 2005, respectively.

Fair Value of Financial Instruments	The Company’s financial instruments consist principally of cash and cash equivalents, accounts and trade notes receivable, lease receivables, notes receivable, accounts payable and accrued expenses. Due to their relatively short-term nature or variable rates, the carrying amounts of such financial instruments, as reflected in the accompanying consolidated balance sheets, approximate their estimated fair value. Their estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

DRYCLEAN USA, Inc. and Subsidiaries
Summary of Accounting Policies

Customer Deposits	Customer deposits represent advances paid by certain customers when placing orders for equipment with the Company. These deposits are generally non-refundable.

Franchise License, Trademark and Other Intangible Assets	Franchise license, trademark, and other intangible assets are stated at cost less accumulated amortization. These assets are amortized on a straight-line basis over the estimated future periods to be benefited (10-15 years). Patents are amortized over the shorter of the patent’s useful life or legal life from the date such patent is granted. The Company reviews the recoverability of intangible assets based primarily upon an analysis of undiscounted cash flows expected to be generated from the acquired assets. In the event the expected future net cash flows should become less than the carrying amount of the assets, an impairment loss will be recorded in the period such determination is made, based on the fair value of the related assets.

New Accounting Pronouncements	In December 2004, the FASB issued SFAS 123(R) which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces FASB 123, “Accounting for Stock-Based Compensation”and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”This guidance is effective as of the first interim or annual reporting period beginning after December 15, 2005 for Small Business filers such as the Company. SFAS 123(R) does not affect the Company at the present time but may affect share-based compensation in the future.

In December 2004, the FASB issued FASB Statement No.151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and must be applied prospectively. Adoption of this statement did not affect the Company’s financial position or results of operations because the Company does not manufacture inventory.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets,” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, Opinion 29 required that the

DRYCLEAN USA, Inc. and Subsidiaries
Summary of Accounting Policies

accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this pronouncement did not materially affect the Company’s financial position or results of operations.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections – A Replacement of APB No. 20 and FASB Statement No. 3.” Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Adoption of this pronouncement did not affect the Company.

Reclassification	Certain items in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

DRYCLEAN USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Intangible Assets	Franchise license, trademarks and other intangible assets consist of the following:

	Estimated Useful Lives (in years)	June 30, 2006	June 30, 2005
Franchise license agreements	10	$ 529,500	$529,500
Trademarks, patents and
Tradenames	10-15	211,779	210,417

		741,279	739,917
Less accumulated amortization		(432,805)	(366,138)

		$308,474	$373,779

Amortization expense amounted to $66,613 in fiscal 2006 and $64,444 in fiscal 2005.

2. Lease Receivables	Lease receivables result from customer leases of equipment under arrangements which qualify as sales-type leases. There were no outstanding lease receivables at June 30, 2006. At June 30, 2005, future lease payments, net of deferred interest of $312 due under these leases amounted to $14,995.

3. Equipment and Improvements	Major classes of equipment and improvements consist of the following:

June 30,	2006	2005
Furniture and equipment	$ 770,430	$ 745,810
Leasehold improvements	377,665	353,804

	1,148,095	1,099,614
Less accumulated depreciation and
amortization	(922,452)	(869,262)

	$ 225,643	$ 230,352

Depreciation and amortization of equipment and improvements amounted to $75,840 and $54,798 for the years ended June 30, 2006 and 2005, respectively.

DRYCLEAN USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

4. Income Taxes	The following are the components of income taxes (benefit):

Years ended June 30,	2006	2005
Current
Federal	$ 414,174	$ 353,100
State	71,328	63,748

	485,502	416,848

Deferred
Federal	(52,346)	9,561
State	(8,960)	1,637

	(61,306)	11,198

	$ 424,196	$ 428,046

The reconciliation of income tax expense computed at the Federal statutory tax rate of 34% to income taxes (benefit) is as follows:

Years ended June 30,	2006	2005
Tax at the statutory rate	$ 417,582	$ 385,665
State income taxes, net of federal benefit	41,163	41,176
Other	(34,549)	1,205

	$ 424,196	$ 428,046

Deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes. Significant components of the Company’s current and noncurrent deferred tax assets and liabilities are as follows:

Years ended June 30,	2006	2005
Current deferred tax asset:
Allowance for doubtful accounts	$ 48,919	$ 48,919
Inventory capitalization	66,462	49,739
Other	25,829	4,373

	141,210	103,031

Noncurrent deferred tax asset (liability):
Equipment and improvements	(18,619)	(31,300)
Franchise, trademarks and other intangible assets	51,994	41,548

	33,375	10,248

Total net deferred income tax asset	$ 174,585	$ 113,279

DRYCLEAN USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

5. Credit Agreement and Term Loan	The Company is a party to a bank loan agreement which provides the Company with a revolving credit facility of $2,250,000, including a $1,000,000 letter of credit subfacility and $250,000 foreign exchange subfacility. On October 28, 2004, the Loan Agreement was amended to eliminate the borrowing base restriction under the revolving credit facility, thereby enabling the Company to borrow up to the full $2,250,000 amount available under the facility regardless of the Company’s levels of accounts receivable and inventories. On October 30, 2005, the Loan Agreement was amended to eliminate the requirement that 51% of the common stock of the Company be owned by the Steiner family or any Steiner Trust. Borrowings under the revolving credit facility bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate, are guaranteed by all of the Company’s subsidiaries and are collateralized by substantially all of the Company’s and its subsidiaries’ assets. The revolving credit facility matures October 30, 2006. At June 30, 2006 and 2005, there were no outstanding borrowings, letters of credit or foreign exchange contracts outstanding under the line of credit. The loan agreement requires maintenance of certain debt service coverage and leverage ratios and contains other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments.

6. Related Party Transactions	The Company leases warehouse and office space from William Steiner, a principal shareholder of the Company under an operating lease. Annual rental expense under this lease was $90,700 in fiscal 2006 and $83,200 in fiscal 2005.

The Company and the shareholder entered into a new lease for this facility on September 9, 2005 for a three-year period beginning November 1, 2005 at an annual rental of $94,500, with annual increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company is to bear real estate taxes, utilities, maintenance, non-structural repairs and insurance. The new lease contains two three-year renewal options in favor of the Company. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

In fiscal 2006, the Company paid a law firm, in which a director is of counsel, $45,300 for legal services performed. In fiscal 2005, the Company paid that law firm and another law firm in which the director at the time was of counsel an aggregate of $81,500 for legal services performed.

7. Concentrations of Credit Risk	The Company places its excess cash in overnight deposits with a large national bank. Concentration of credit risk with respect to trade and lease receivables is limited due to a large customer base. Based on the Company’s credit evaluation, trade receivables may be collateralized by the equipment sold.

DRYCLEAN USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8. Commitments	In addition to the warehouse and office space leased from a principal shareholder (see Note 6), the Company leases two additional office and warehouse facilities from unrelated third parties under operating leases expiring in March and December 2008, respectively. As of June 30, 2006, the Company is also obligated under two leases for future dry cleaning stores that aggregate $98,000 in annual base rent per year for the next five years. The Company anticipates assigning the latter two leases to dry cleaning franchisees or other customers when the leased facilities are available for occupancy.

Minimum future rental commitments for leases in effect at June 30, 2006 approximates the following:

Years ending June 30,
2007	$211,600
2008	259,700
2009	150,900
2010	98,000
2011	98,000
Thereafter	53,100

Total	$871,300

Rent expense aggregated $169,278 and $158,044 for the years ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, the Company had no outstanding letters of credit.

The Company, through its manufacturers, provides parts warranties for products sold. These warranties are the responsibility of the manufacturer. As such, warranty related expenses are insignificant to the consolidated financial statements.

9. Deferred Compensation Plan	The Company has a participatory deferred compensation plan wherein it matches employee contributions up to 1% of an eligible employee’s yearly compensation.

Employees are eligible to participate in the plan after one year of service. The Company contributed approximately $9,700 and $7,000 to the Plan during fiscal 2006 and fiscal 2005, respectively. The plan is tax deferred under Section 401(k) of the Internal Revenue Code.

DRYCLEAN USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

10. Earnings Per Share	The following reconciles the components of the earnings per share computation:

Year ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net earnings	$ 803,981	7,026,950	$ .11

Effect of dilutive securities:
Stock options	-	4,760	-

	$ 803,981	7,031,710	$ .11

Year ended June 30, 2005

Net earnings	$ 706,263	7,023,146	$ .10

Effect of dilutive securities:
Stock options	-	14,775	-

	$ 706,263	7,037,921	$ .10

There were no options excluded in the computations of earnings per share in fiscal 2006 and 2005.

11. Dividends	The following table sets forth information concerning the cash dividends declared by the Company’s Board of Directors during the periods covered by this Report.

Declaration Date	Record Date	Payment Date	Per Share Amount
March 31, 2006	April 14, 2006	May 1, 2006	$.04

September 23, 2005	October 14, 2005	November 1, 2005	$.04

March 23, 2005	April 15, 2005	May 2, 2005	$.035

September 27, 2004	October 15, 2004	November 1, 2004	$.06

Beginning with the dividend declared on March 23, 2005, the Company changed from an annual to a semi-annual dividend schedule.

On September 26, 2006, the Board of Directors declared a $.04 per share semi-annual dividend (or an aggregate of $281,378) payable on November 1, 2006 to shareholders of record on October 13, 2006.

12. Stock Options	The Company’s 2000 Stock Option Plan authorizes the grant (until May 2, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants. The Company also has a 1994 Non-Employee Director Stock Option Plan which terminated as to future grants on August 23, 2004, but under which options to purchase 20,000 shares remain outstanding.

Pursuant to the Company’s 2000 Stock Option Plan, the Company may grant incentive stock options and nonqualified stock options. Options under the 2000 Stock Option Plan must be granted at an exercise price of at least

DRYCLEAN USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

100% of the market value of the Company’s common stock on the date of grant, may have a maximum term of 10 years and are not transferable. However, incentive stock options granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by the Company must have an exercise price of at least 110% of the fair market value of the Company’s common stock on the date of the grant and may not have a term of more than five years. Incentive stock options granted under the 2000 Stock Option Plan are subject to the limitation that the aggregate fair market value (determined as of the date of grant) of those options which may first become exercisable in any calendar year cannot exceed $100,000.

Generally, options granted to date have become exercisable, on a cumulative basis, as to one-fourth of the shares covered thereby on each of the first four anniversaries of grant. Generally, options terminate three months following termination of service (except generally one year in the case of termination of service by reason of death or disability). Options granted under the plans also terminate upon a merger in which the Company is not the surviving corporation or in which shareholders before the merger cease to own at least 50% of the combined voting power in the elections of directors of the surviving corporation, the sale of substantially all of the Company’s assets or the liquidation or dissolution of the Company, unless another provision is made by the board of directors.

Options under the 1994 Non-Employee Director Stock Option Plan have a term of 10 years, are not transferable and are exercisable at a price equal to 100% of the market value of the Company’s common stock on the date of grant. Options under this plan are exercisable as to one-fourth of the shares covered thereby on each of the first four anniversaries of grant. Vesting accelerates upon a change of control of the Company (as defined in the Plan). Options terminate three months following termination of service (except one year in the case of termination of service by reason of death or disability).

In April 2006 and August 2004, two directors each exercised options under the 1994 Non-Employee Director Stock Option Plan to purchase 10,000 shares of the Company’s common stock at exercise prices of $.91 and $1.00 per share, respectively.

A summary of options under the Company’s stock option plans as of June 30, 2006, and changes during the year then ended is presented below:

Year Ended June 30, 2006
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	30,000	$ 1.27
Granted	-	-
Exercised	(10,000)	$ .91
Expired	-	-

Outstanding at end of year	20,000	$ 1.45
Options exercisable at year-end	20,000	$ 1.45
Options available for future grant at year-end	500,000

DRYCLEAN USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended June 30, 2005
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	50,000	$ 1.36
Granted	-	-
Exercised	(10,000)	1.00
Expired	(10,000)	2.00

Outstanding at end of year	30,000	$ 1.27

Options exercisable at year-end	30,000	$ 1.27

The following table summarizes information about outstanding stock options at June 30, 2006:

Exercise Prices	Number Outstanding at 6/30/06	Remaining Contractual Life	Exercise Prices	Number Exercisable at 6/30/06	Exercise Price
$ .91	10,000	2.3 years	$ .91	10,000	$ .91
$ 2.00	10,000	2.9 years	$ 2.00	10,000	$ 2.00

13. Note Receivable	On July 31, 2002, the Company sold substantially all of the operating assets (principally inventory, equipment and intangible assets) of its Metro-Tel segment, which was engaged in the manufacture and sale of telephone test equipment. The purchase price was $800,000 which was payable $250,000 in cash and a $550,000 promissory note, bearing interest at prime + 1%, (7.25% at June 30, 2005) and payable monthly over 42 months commencing October 1, 2002. The promissory note is guaranteed by certain companies affiliated with the purchaser and the purchaser’s and the affiliates’ principal shareholders and is collateralized by the operating assets of the purchaser and the affiliated companies. The Company has agreed to subordinate payment of the promissory note, obligations of the affiliated companies of the purchaser under their guarantees and the collateral granted by the purchaser and the affiliated companies to the obligations of the purchaser and the affiliated companies to two bank lenders. The purchaser prepaid $50,000 of the note in 2003. The note was fully paid in November 2005.

14. Segment Information	The Company’s reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

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

DRYCLEAN USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

DRYCLEAN USA License Corp. comprises the license and franchise operations segment.

The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

Financial information for the Company’s business segments is as follows:

Year ended June 30,	2006	2005
Revenues:
Commercial and industrial laundry and dry cleaning equipment	$ 20,075,224	$ 18,209,359
License and franchise operations	339,666	365,890

Total revenues	$ 20,414,890	$ 18,575,249

Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment	$ 1,176,438	$ 1,178,238
License and franchise operations	252,548	252,765
Corporate	(276,252)	(307,386)

Total operating income	$ 1,152,734	$ 1,123,617

Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment	$ 7,908,588	$ 6,525,375
License and franchise operations	668,828	781,416
Corporate	216,300	234,284

Total assets	$ 8,793,716	$ 7,541,075

For the years ended June 30, 2006 and 2005, export revenues, principally to the Caribbean and Latin America, aggregated approximately $2,739,000 and $2,973,000, respectively, of which approximately $2,533,000 and $2,833,000, respectively, related to the commercial and industrial laundry and dry cleaning equipment segment. All such sales are denominated in U.S. Dollars and, accordingly, the Company is not exposed to risks of foreign currency fluctuations as a result of such sales.

One customer accounted for approximately 17% of the Company’s revenues in fiscal 2006. No customers accounted for more than 10% of the Company’s revenue in fiscal 2005.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 8A.	Controls and Procedures.

        As of the end of the period covered by this report, management of the Company, with the participation of the Company’s principal executive officer and the Company’s principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the company to disclose material information otherwise required to be set forth in the company’s periodic reports.

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

        The following information is presented with respect to the background of each of the directors and executive officers of the Company:

        Michael S. Steiner, 50, has been President, Chief Executive Officer and a director of the Company since November 1998 and of Steiner since 1988.

        William K. Steiner, 76, has been a director of the Company since November 1998 and Chairman of the Board of Steiner since he founded Steiner in 1960.

        Venerando J. Indelicato, 73, was President of the Company from December 1967 until November 1998 and has been Treasurer and Chief Financial Officer of the Company since December 1969.

        Alan I. Greenstein, 50, has been Executive Vice President and Chief Operating Officer of Steiner since May 2004. From October 1995 until it was sold in 2000, he was President and principal stockholder of Professional Cleaners, Inc., an operator of a south Florida chain of drycleaning and laundry stores. From February 2001 to September 2004, Mr. Greenstein was Vice President and a principal shareholder of South Florida Transport, Inc., a south Florida thrifty Car rental franchise. In October 2004, South Florida Transport, Inc. filed for Chapter 11 Bankruptcy, which subsequently converted to Chapter 7 liquidation. Mr. Greenstein believes the heavy losses from the hurricanes that hit Florida in the summer of 2004 were the cause for South Florida Transport, Inc.‘s financial problems. Since he joined Steiner, Mr. Greenstein has been a full time employee of Steiner.

        Lloyd Frank, 81, has been a director of the Company since 1977. Mr. Frank has been of counsel to the law firm of Troutman Sanders LLP since April 2005. Prior thereto, Mr. Frank was a member of the law firm of Jenkens & Gilchrist Parker Chapin LLP and its predecessor from 1977 until the end of 2003 and of counsel to that firm from January 2004 until March 2005. The Company retained Troutman Sanders LLP during the Company’s last fiscal year and is retaining that firm during the Company’s current fiscal year. Mr. Frank is also a director of Park Electrochemical Corp. and Volt Information Sciences, Inc.

        David Blyer, 46, has served as a director of the Company since November 1998. Mr. Blyer was Chief Executive Officer and President of Vento Software, a developer of software for specialized business applications, from 1994, when he co-founded that company, until mid-2002. Since that time, Mr. Blyer has been an independent consultant.

        Alan M. Grunspan, 46, has served as a director of the Company since May 1999. Since 2004, Mr. Grunspan has been a member of the law firm of Carlton Fields, PA. Prior thereto, Mr. Grunspan was a member of the law firm of Kaufman Dickstein & Grunspan P. A. from 1991 until 2004.

        Stuart Wagner, 74, has served as a director of the Company since November 1998. Mr. Wagner has been retired since 1999. From 1975 to 1997, Mr. Wagner served as President of Wagner Products Corp., a manufacturer and distributor of products in the HVAC industry, a company which he founded, and served as a consultant to Diversified Corp., which acquired Wagner Products Corp., from 1997 until 1999 .

        Mr. Michael S. Steiner is the son of Mr. William K. Steiner. There are no other family relationships among any of the directors and executive officers of the Company. All directors serve until the next annual meeting of stockholders and until the election and qualification of their respective successors. All officers serve at the pleasure of the Board of Directors.

        The balance of the information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 10.	Executive Compensation.

        The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth certain information, as at June 30, 2006, with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	20,000	(a)	$ 1.45	500,000	(b)
Equity compensation plans not approved by security holders	0		--	0

Total	20,000		$ 1.45	500,000

(a)	All options were granted under the Company’s 1994 Non-Employee Director Stock Option Plan under which no future options may be granted.

(b)	Represents shares available for future grant under the Company’s 2000 Stock Option Plan (the “2000 Plan”), which permits the grant of options to employees and directors of, and consultants to, the Company. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the 2000 Plan will again be available for the grant of options under the 2000 Plan.

        The balance of the information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 12.	Certain Relationships and Related Transactions.

        The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 13.	Exhibits.

3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1963. (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 0-9040.)

3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968. (Exhibit 4.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 0-9040.)

3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983. (Exhibit 4.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 0-9040.)

3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986. (Exhibit 4.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 0-9040.)

3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986. (Exhibit 4.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 0-9040.)

3(a)(6)	Certificate of Ownership and Merger of Design Development Incorporated into the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1998. (Exhibit 4.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 0-9040.)

3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on October 30, 1998. (Exhibit 4.1(g) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 0-9040.)

3(a)(8)

Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999. (Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, File No. 0-9040.)

3(b)	By-Laws of the Company, as amended. (Exhibit 4.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, File No. 0-9040.)

4(a)(1)(A)

Loan and Security Agreement, dated as of December 19, 2001, from the Company in favor of First Union National Bank. (Exhibit 4.1(a) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

4(a)(1)(B)

Letter agreement dated September 23, 2002 between the Company and First Union National Bank (Exhibit 4(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002, File No. 0-0904.).

4(a)(1)(C)	Letter agreement dated October 11, 2002 between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 0-9040).

4(a)(1)(D)

Letter agreement dated October 22, 2003 between the Company and First Union National Bank (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. File No. 0-9040.)

4(a)(1)(E)

Letter agreement, dated October 28, 2004, between the Company and Wachovia Bank, National Association, formerly named First Union National Bank, extending the Company’s revolving credit facility. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 0-9040.)

4(a)(1)(F)

Letter agreement, dated October 28, 2004, between the Company and Wachovia Bank, National Association, formerly named First Union National Bank, eliminating the borrowing base restriction on borrowings under the Company’s revolving credit facility. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 0-9040.)

4(a)(1)(G)

Letter, dated as of October 30, 2005, from Wachovia Bank, National Association extending the Company’s revolving credit facility. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 0-9040.)

4(a)(1)(H)

Letter, dated as of October 30, 2005, from Wachovia Bank, National Association eliminating the event of default that could have been caused by virtue of any future reduction in the ownership interest of William Steiner, Michael Steiner and/or a Steiner family trust. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 0-9040.)

4(a)(2)

Revolving Credit Note, dated as of December 19, 2001, from the Company in favor of First Union National Bank. (Exhibit 4.1(c) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

4(a)(3)

Guaranty and Security Agreement, dated as of December 19, 2001, from Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Company, DRYCLEAN USA Development Corp. and DRYCLEAN USA License Corp., subsidiaries of the Company, in favor of First Union National Bank. (Exhibit 4.1(d) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

10(a)

Commercial lease dated September 9, 2005 between Steiner and William K. Steiner with respect to Steiner’s facilities located at 290 NE 68 Street, 296 NE 67 Street and 277 NE 67 Street, Miami, Florida. (Exhibit 10(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005, File No. 0-9040.)

10(b)(1)+

 The Company’s 1994 Non-Employee Director Stock Option Plan. (Exhibit A to the Company’s Proxy Statement dated October 14, 1994 used in connection with the Company’s 1994 Annual Meeting of Stockholders, File No. 0-9040.)

10(b)(2)+	The Company's 2000 Stock Option Plan. (Exhibit 99.1 to the Company's Registration Statement on Form S-8, File No. 333-37582.)

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 0-9040.)

21	Subsidiaries of the Company. (Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 0-9040.)

*23	Consent of Morrison Brown, Argiz & Farra, LLP

*31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

+	Management contract or compensatory plan or arrangement.

Item 14.	Principal Accountant Fees and Services.

        The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2006 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

41

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRYCLEAN USA, Inc.

Dated: September 26, 2006

By: /s/ Michael S. Steiner

Michael S. Steiner
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael S. Steiner	President, Chief Executive Officer	September 26, 2006
Michael S. Steiner	(Principal Executive Officer) and Director

/s/ Venerando J. Indelicato	Chief Financial Officer	September 26, 2006
Venerando J. Indelicato	(Principal Financial and Accounting Officer) and Director

/s/ David Blyer	Director	September 26, 2006
David Blyer

/s/ Lloyd Frank	Director	September 26, 2006
Lloyd Frank

/s/ Alan M. Grunspan	Director	September 26, 2006
Alan M. Grunspan

/s/ William K. Steiner	Director	September 26, 2006
William K. Steiner

/s/ Stuart Wagner	Director	September 26, 2006
Stuart Wagner

EXHIBIT INDEX

Exhibit No.	Description

3(a)(1)

Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1963. (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 0-9040.)

3(a)(2)

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968. (Exhibit 4.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 0-9040.)

3(a)(3)

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983. (Exhibit 4.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 0-9040.)

3(a)(4)

Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986. (Exhibit 4.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 0-9040.)

3(a)(5)

Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986. (Exhibit 4.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 0-9040.)

3(a)(6)

Certificate of Ownership and Merger of Design Development Incorporated into the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1998. (Exhibit 4.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 0-9040.)

3(a)(7)

Certificate of Amendment to the Company’s Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on October 30, 1998. (Exhibit 4.1(g) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 0-9040.)

3(a)(8)

Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999. (Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, File No. 0-9040.)

3(b)	By-Laws of the Company, as amended. (Exhibit 4.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, File No. 0-9040.)

4(a)(1)(A)

Loan and Security Agreement, dated as of December 19, 2001, from the Company in favor of First Union National Bank. (Exhibit 4.1(a) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

4(a)(1)(B)

Letter agreement dated September 23, 2002 between the Company and First Union National Bank (Exhibit 4(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002, File No. 0-0904.).

4(a)(1)(C)	Letter agreement dated October 11, 2002 between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 0-9040).

4(a)(1)(D)

Letter agreement dated October 22, 2003 between the Company and First Union National Bank (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. File No. 0-9040.)

4(a)(1)(E)

Letter agreement, dated October 28, 2004, between the Company and Wachovia Bank, National Association, formerly named First Union National Bank, extending the Company’s revolving credit facility. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 0-9040.)

4(a)(1)(F)

Letter agreement, dated October 28, 2004, between the Company and Wachovia Bank, National Association, formerly named First Union National Bank, eliminating the borrowing base restriction on borrowings under the Company’s revolving credit facility. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 0-9040.)

4(a)(1)(G)

Letter, dated as of October 30, 2005, from Wachovia Bank, National Association extending the Company’s revolving credit facility. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 0-9040.)

4(a)(1)(H)

Letter, dated as of October 30, 2005, from Wachovia Bank, National Association eliminating the event of default that could have been caused by virtue of any future reduction in the ownership interest of William Steiner, Michael Steiner and/or a Steiner family trust. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 0-9040.)

4(a)(2)

Revolving Credit Note, dated as of December 19, 2001, from the Company in favor of First Union National Bank. (Exhibit 4.1(c) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

4(a)(3)

Guaranty and Security Agreement, dated as of December 19, 2001, from Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Company, DRYCLEAN USA Development Corp. and DRYCLEAN USA License Corp., subsidiaries of the Company, in favor of First Union National Bank. (Exhibit 4.1(d) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 0-9040).

10(a)

Commercial lease dated September 9, 2005 between Steiner and William K. Steiner with respect to Steiner’s facilities located at 290 NE 68 Street, 296 NE 67 Street and 277 NE 67 Street, Miami, Florida. (Exhibit 10(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005, File No. 0-9040.)

10(b)(1)+

 The Company’s 1994 Non-Employee Director Stock Option Plan. (Exhibit A to the Company’s Proxy Statement dated October 14, 1994 used in connection with the Company’s 1994 Annual Meeting of Stockholders, File No. 0-9040.)

10(b)(2)+	The Company's 2000 Stock Option Plan. (Exhibit 99.1 to the Company's Registration Statement on Form S-8, File No. 333-37582.)

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 0-9040.)

21	Subsidiaries of the Company. (Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 0-9040.)

*23	Consent of Morrison Brown, Argiz & Farra, LLP

*31(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

+	Management contract or compensatory plan or arrangement.