Form 10QSB
period 2006-09-30
DRYCLEAN USA INC
filed 2006-11-14
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share – 7,034,450 shares outstanding as of November 8, 2006.

Transitional Small Business Disclosure Format:  Yes No

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

DRYCLEAN USA, Inc. and Subsidiaries
Condensed Consolidated Statements of Income

	For the three months ended September 30,
	2006 (Unaudited)	2005 (Unaudited)

Net sales	$5,789,740	$3,175,343
Development fees, franchise and license fees, commissions and
other income	122,458	302,897

Total revenues	5,912,198	3,478,240

Cost of sales	4,499,939	2,359,146
Selling, general and administrative expenses	1,138,629	947,097
Research and development expenses	10,525	2,625

	5,649,093	3,308,868

Operating income	263,105	169,372
Interest income	38,152	4,274

Earnings before income taxes	301,257	173,646
Provision for income taxes	114,478	65,985

Net earnings	$186,779	$107,661

Basic and diluted earnings per share (Note 2)	$.03	$.02

Weighted average number of shares:
of common stock outstanding (Note 2)
Basic	7,034,450	7,024,450
Diluted	7,037,493	7,030,686

DRYCLEAN USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2006 (Unaudited)	June 30, 2006

Current Assets
Cash and cash equivalents	$2,834,707	$3,106,703
Accounts and trade notes
receivable, net	1,972,213	1,878,384
Inventories	3,097,105	2,991,165
Deferred income taxes	141,210	141,210
Other current assets	299,609	253,075

Total current assets	8,344,844	8,370,537

Equipment and improvements, net	264,593	225,643

Franchise, trademarks and other
intangible assets, net	291,831	308,474

Deferred income taxes	33,375	33,375

	$8,934,643	$8,938,029

DRYCLEAN USA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

LIABILITIES AND
SHAREHOLDERS’ EQUITY

	September 30, 2006 (Unaudited)	June 30, 2006

Current Liabilities
Accounts payable and accrued expenses	$1,435,125	$872,114
Accrued employee expenses	331,454	591,133
Unearned income	186,244	206,937
Customer deposits	817,480	1,243,295
Income taxes payable	23,402	70,391
Dividends payable (Note 5)	281,378	-

Total current liabilities	3,075,083	2,983,870

Total liabilities	3,075,083	2,983,870

Shareholders' Equity
Preferred Stock, $1.00 par value: Authorized
shares - 200,000; none issued and
outstanding	-	-
Common stock, $0.025 par value:
Authorized shares - 15,000,000; 7,065,500,
shares issued and outstanding, including shares
held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	3,590,873	3,685,472
Treasury stock, 31,050 shares at cost	(3,020)	(3,020)

Total shareholders' equity	5,859,560	5,954,159

	$8,934,643	$8,938,029

DRYCLEAN USA, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the three months ended September 30,
	2006 (Unaudited)	2005 (Unaudited)

Operating activities:
Net earnings	$186,779	$107,661
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	30,209	30,381
Bad debt expense	1,117	-
(Increase) decrease in operating assets:
Accounts, trade notes and lease receivables	(94,946)	680,303
Inventories	(105,940)	33,453
Other current assets	(46,534)	(31,591)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	563,011	(16,686)
Customer deposits and other	(425,815)	285,527
Income taxes payable	(46,989)	40,811
Unearned income	(20,693)	(20,694)
Accrued employee expenses	(259,679)	(138,073)

Net cash (used) provided by operating activities	(219,480)	971,092

Investing activities:
Capital expenditures, net	(52,516)	(2,714)
Payments received on note receivable	-	39,285
Patent and trademark expenditures	-	(1,308)

Net cash (used) provided by investing activities	(52,516)	35,263

Net cash provided (used) by financing activities	-	-

	(271,996)	1,006,355
Net (decrease) increase in cash and cash equivalents
Cash and cash equivalents at beginning of period	3,106,703	1,582,116

Cash and cash equivalents at end of period	$2,834,707	$2,588,471

Supplemental disclosures of cash flow
information
Cash paid during the period for:
Income taxes	$161,467	-
Dividends declared but not yet paid	$281,378	$280,978

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)  –  General:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006. The June 30, 2006 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB as of that date.

Note (2)   –   Earnings Per Share:  Basic and diluted earnings per share for the three months ended September 30, 2006 and 2005 are computed as follows:

	For the three months ended September 30,

	2006	2005

Basic
Net earnings	$186,779	$107,661
Weighted average shares
outstanding	7,034,450	7,024,450
Basic earnings per share	$.03	$.02

Diluted
Net earnings	$186,779	$107,661
Weighted average shares
outstanding	7,034,450	7,024,450
Plus incremental shares
from assumed
exercise of
stock options	3,043	6,236

Diluted weighted average
common shares	7,037,493	7,030,686

Diluted earnings per
share	$.03	$.02

At September 30, 2006, there were outstanding options to purchase 10,000 shares of the Company’s common stock which were excluded in the computation of earnings per share because the exercise price of the options was at least the average market price of the Company’s common stock for the period. No options were excluded at September 30, 2005.

Note (3)   –   Revolving Credit Line:  On October 30, 2006, the Company received an extension until October 30, 2007 of its existing $2,250,000 revolving line of credit facility. In addition, the related Loan Agreement was amended to waiver the requirement that the Company maintain windstorm insurance coverage, thereby enabling the Company to self insure against wind damage. On October 30, 2005, the Company received a similar one year extension and the Loan Agreement was amended to eliminate the requirement that 51% of the stock of the Company be owned by the Steiner family or any Steiner trust. The Company’s obligations under the facility continue to be guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets.

No amounts were outstanding at September 30, 2006 and June 30, 2006.

Note (4)  –   Stock-Based Compensation Plans:  The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan are the Company’s only stock-based compensation plans. The 2000 Stock Option Plan authorizes the grant (until May 2, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants, of which no options were outstanding on September 30, 2006. The 1994 Non-Employee Director Stock Option Plan terminated as to future grants on August 23, 2004, but options to purchase 20,000 shares remain outstanding thereunder.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and, accordingly, recognized no compensation expense for stock option grants in net income.

Under the modified prospective approach, SFAS 123(R) applies to new grants and to grants that were outstanding on December 31, 2005 to the extent not yet vested. Since no new options were granted during the quarter ended September 30, 2006 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized under SFAS 123(R) during the quarter ended September 30, 2006. Prior periods are not required to be restated to reflect the impact of adopting the new standard. No compensation cost would have been recognized under the provisions of SFAS 123(R) had SFAS 123(R) been in effect as to the Company during any of the periods reported in this Report.

There were no options granted during the three months ended September 30, 2006. In April 2006, a director exercised an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $.90625 per share.

Note (5)   –   Cash Dividends:  The following table sets forth information concerning the cash dividends declared by the Company’s Board of Directors during the periods covered by this Report:

Declaration	Payment	Record	Per Share	Total
Date	Date	Date	Amount	Amount

September 26, 2006	November 1, 2006	October 13, 2006	$.04	$281,378
March 31, 2006	May 1, 2006	April 14, 2006	$.04	$281,378
September 23, 2005	November 1, 2005	October 14, 2005	$.04	$280,978
March 23, 2005	May 2, 2005	April 15, 2005	$.035	$245,857
September 27, 2004	November 1, 2004	October 15, 2004	$.06	$421,467

        Beginning with the dividend declared on March 23, 2005, the Company changed from an annual to a semi-annual dividend schedule.

Note (6)   –   Segment Information:  The Company’s reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

Financial information for the Company’s business segments is as follows:

	For the three months ended September 30,

	2006 (Unaudited)	2005 (Unaudited)

Revenues:
Commercial and industrial laundry and dry cleaning
equipment	$5,860,490	$3,387,459
License and franchise operations	51,708	90,781

Total revenues	$5,912,198	$3,478,240

Operating income (loss):
Commercial and industrial laundry and dry cleaning
equipment	$307,644	$178,226
License and franchise operations	35,638	66,557
Corporate	(80,177)	(75,411)

Total operating income	$263,105	$169,372

	September 30, 2006 (Unaudited)	June 30, 2006

Identifiable assets:
Commercial and industrial laundry and dry cleaning	$8,388,872	$8,052,901
equipment
License and franchise operations	324,467	668,828
Corporate	221,304	216,300

Total assets	$8,934,643	$8,938,029

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (SFAS 123(R)) “Share-Based Payment.” SFAS 123(R) replaces FASB 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. This guidance became effective as of the first interim or annual reporting period beginning after December 15, 2005 (the Company’s fiscal quarter ended March 31, 2006) for Small Business filers such as the Company. SFAS 123(R) does not affect the Company at the present time but may affect the Company if it issues share-based compensation in the future.

In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a two-step test for the recognition and measurement of a tax position taken on a tax return.  FIN 48 provides guidance for determining whether tax benefits may be recognized with respect to uncertain tax positions and, if recognized, the amount that may be recorded.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company is evaluating the effect, if any, FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods. The Company does not believe SFAS 157 will have a material effect on its financial statements.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the use of two approaches in quantitatively evaluating the materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting a prior year misstatement in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. The Company does not expect SAB 108 to have an impact on the Company’s consolidated financial statements.

Reclassification

Certain items in the June 30, 2006 and September 30, 2005 consolidated financial statements have been reclassified to conform to the first quarter of fiscal 2007 presentation.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

Revenue for the first quarter of fiscal 2007 increased by $2,433,958 or 70.0% over the same period of fiscal 2006. While these revenues were a record for any fiscal quarter, the disruption caused by Hurricane Katrina to one of the Company’s major suppliers during the first quarter of fiscal 2006 affected the comparability of revenues. The interruption in delivery of laundry equipment severely affected sales during that and subsequent quarters in fiscal 2006. Therefore, any comparison with the fiscal 2007 quarter will be skewed. However, despite the reduction in sales in the first quarter of fiscal 2006, earnings can be looked at on a comparable basis because commissions received last year by the Company from manufacturers on sales made directly to the Company’s customers offset the reduction in sales. Therefore, a comparison of net earnings, which increased by $79,118 or 73.5%, is believed more meaningful.

Cash on hand decreased by $271,996 during the quarter mostly due to a reduction in customer deposits caused by heavy shipments from our backlog.

On September 26, 2006, the Board of Directors declared a $.04 per share semi-annual dividend (an aggregate of $281,378) payable on November 1, 2006 to shareholders of record on October 13, 2006.

Liquidity and Capital Resources

During the first quarter of fiscal 2007, cash decreased by $271,996 compared to an increase of $1,006,355 for the same period of fiscal 2006. The following summarizes the Company’s Consolidated Statement of Cash Flows.

	Three Months Ended September 30,
	2006	2005

Net cash (used) provided by:

Operating activities	$(219,480)	$971,092
Investing activities	(52,516)	35,263
Financing activities	-	-

For the three month period ended September 30, 2006, operating activities used cash of $219,480 compared to cash of $971,092 provided by operating activities during the same period of fiscal 2006. Although cash was provided by the Company’s net earnings ($186,779) and non-operating expenses for depreciation and amortization ($30,209) and bad debts ($1,117), it was offset by $437,585 used as a result of changes in operating assets and liabilities during the three month period ended September 30, 2006. The principal reasons for the decrease in cash used as a result of changes in operating assets and liabilities was a decrease in customer deposits ($425,815) due to heavy shipments in September 2006 from backlog, a decrease in accrued employee expenses ($259,679), and an increase in inventories ($105,940), coupled with increases in accounts, trade notes and lease receivables ($94,946) and other assets ($46,534) and decreases in income tax payable ($46,989) and unearned income ($20,693). These uses were significantly offset by cash resulting from an increase in accounts payable and accrued expenses which provided cash of

($563,011), principally caused by the restocking of inventory for which payment was not due by quarter end.

The increase in cash provided by operating activities for the three months ended September 30, 2005 derived principally from a decrease in accounts, trade notes and lease receivables ($680,303) due principally to the collection of outstanding receivables without commensurate sales to replenish receivables as a result of Hurricane Katrina, an increase in customer deposits ($285,527) resulting from increased backlog, and net earnings ($107,661). Non-cash expenses for depreciation and amortization contributed cash of $30,381. Further cash was provided by a decrease in inventories ($33,453) and an increase in income tax payable ($40,811). These funds were offset by cash used as a result of an increase in other assets ($31,591) and decreases in accounts payable and accrued expenses ($16,686), unearned income ($20,694) and accrued employee expenses ($138,073).

Investing activities for the first quarter of fiscal 2007 used cash of $52,516 for capital expenditures. Cash of $35,263 was provided during the first quarter of fiscal 2006 mainly as a result of payments received on a note from the sale of the Company’s telecommunications segment ($39,285), which was partially offset by expenditures for capital equipment ($2,714) and patent and trademark work ($1,308).

There were no financing activities during the first quarters of fiscal 2007 and 2006.

A table of Company declared dividends is listed in Note 5 of the “Notes to Condensed Consolidated Financial Statements”.

On October 30, 2006, the Company received an extension until October 30, 2007 of its existing $2,250,000 revolving line of credit facility. In addition, the related Loan Agreement was amended to waiver the requirement that the Company maintain windstorm insurance coverage, thereby enabling the Company to self insure against wind damage. On October 30, 2005, the Company received a similar one year extension and the Loan Agreement was amended to eliminate the requirement that 51% of the stock of the Company be owned by the Steiner family or any Steiner trust. The Company’s obligations under the facility continue to be guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding at September 30, 2006 and June 30, 2006.

The Company believes that its present cash position and cash it expects to generate from operations, as well as, if needed, cash borrowings available under our $2,250,000 line of credit, will be sufficient to meet its operational needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

Results of Operations

	Three Months Ended September 30,
	2006	2005

Net sales	$5,789,740	$3,175,343	+82.3%
Development fees, franchise and
license fees, commissions and
other income	122,458	302,897	-59.6%

Total revenues	$5,912,198	$3,478,240	+70.0%

Revenues for the three month period ended September 30, 2006 increased by $2,433,958 (70.0%) from the same period of fiscal 2006 to a quarterly record of $5,912,198. The increase was mostly attributable to increased revenue in the commercial laundry and dry cleaning segment, which increased by $2,473,031 (73.0%), offset, in part by a $39,073 (43.0%) decrease in the license and franchise segment. Net sales increased by $2,614,937 (82.3%), mostly due to the increases in sales of commercial laundry equipment (195.0%), as well as increases in sales of dry cleaning equipment (85.4%), boilers (90.9%) and spare parts (1.9%). As explained in “Overview,” above, comparative sales information is skewed due to the effects of Hurricane Katrina that disrupted shipments from one of our major laundry equipment suppliers which is located near New Orleans in fiscal 2006 beginning in the first quarter. Development fees, franchise and license fees, commissions and other income decreased by $180,439 (59.6%) due to a reduction in license fees as fewer franchises were established in the fiscal 2007 period than in the fiscal 2006 period, a reduction in commissions paid to the Company by manufacturers which ship directly to the Company’s customers and a reduction in miscellaneous revenues.

	Three Months Ended September 30,
	2006	2005

As a percentage of net sales:
Cost of sales	77.7%	74.3%

As a percentage of revenues:
Selling, general and administrative expenses	19.3%	27.2%
Research and development	.2%	.1%
Total expenses	95.5%	95.1%

Cost of goods sold, expressed as a percentage of sales, increased to 77.7% from 74.3% for the three months ended September 30, 2006 compared to the same period of fiscal 2006. The increase was mostly due to larger contract sales which carry a smaller margin.

Selling, general and administrative expenses increased by $191,532 (20.2%), but as a percentage of revenues decreased to 19.3% from 27.2% in the first quarter of fiscal 2007 from the same period in fiscal 2006, as the larger volume of sales was better able to absorb these expenses. The largest dollar increase was experienced in payroll expenses, which climbed by 31.1% to accommodate the increased sales commissions resulting from the increased sales level. All other categories of expenses were in line with fiscal 2006.

Research and development expenses are a small part of the Company’s total operating expenses and relate to on-going research on the Company’s dry cleaning machines.

The overall expenses of the Company, as a percentage of revenues, increased slightly to 95.5% in the first quarter of fiscal 2007 from 95.1% for the same period of fiscal 2006. Smaller margins in cost of goods sold were offset by the better absorbed selling and administrative expenses due to the increased volume of sales.

Interest income increased by $33,878 (792.7%) for the first quarter of fiscal 2007 compared to the same period of fiscal 2006 due to interest received on higher bank balances and an increase in interest rate.

The effective tax rate used for both quarters of fiscal 2007 and 2006 was 38%.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases 27,000 square feet of warehouse and office space from William K. Steiner, a principal shareholder, Chairman of the Board of Directors and a director of the Company. The Company and Mr. Steiner entered into a new lease for this facility on September 9, 2005 for a three-year period beginning November 1, 2005 at an annual rental of $94,500, with annual increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears real estate taxes, utilities, maintenance, non-structural repairs and insurance. The new lease contains two three-year renewal options in favor of the Company. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s results of operations are described in detail in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. In other cases, preparation of the Company’s unaudited condensed consolidated financial statements for interim periods requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. There can be no assurance that the actual results will not differ from those estimates.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised) “Share-Based Payment” (“SFAS 123 (R)”);. SFAS 123(R) replaces FASB 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. This guidance became effective as of the first interim or annual reporting period beginning after December 15, 2005 (the Company’s fiscal quarter ended March 31, 2006) for Small Business filers such as the Company. SFAS 123(R) does not affect the Company at the present time but may affect the Company if it issues share-based compensation in the future.

In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a two-step test for the recognition and measurement of a tax position taken on a tax return.  FIN 48 provides guidance for determining whether tax benefits may be recognized with respect to uncertain tax positions and, if recognized, the amount that may be recorded.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company is evaluating the effect, if any, FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods. The Company does not believe SFAS 157 will have a material effect on its financial statements.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the use of two approaches in quantitatively evaluating the materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting a prior year misstatement in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. The Company does not expect SAB 108 to have an impact on the Company’s consolidated financial statements.

Forward Looking Statements

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others:  general economic and business conditions in the United States and other countries in which the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the equipment purchased by the Company; relative values of the United States currency to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; and the Company’s ability to successfully introduce, market and sell at acceptable profit margins its new Green Jet® dry-wetcleaning machine and Multi-Jet® dry cleaning machine; the Company’s ability to implement changes in its business strategies and development plans; and the availability, terms and deployment of debt and equity capital if needed for expansion. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

Item 3.   Controls and Procedures

As of the end of the period covered by this report, management of the Company, with the participation of the Company’s President and principal executive officer and the Company’s Treasurer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth the Company’s periodic reports.

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

Date: November 10, 2006		DRYCLEAN USA, Inc.
	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato, Treasurer and Chief Financial Officer

Exhibit Index

31.01	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.