Form 10QSB
period 2006-12-31
DRYCLEAN USA INC
filed 2007-02-13
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2006

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

        State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share – 7,034,450 shares outstanding as of February 9, 2007.

        Transitional Small Business Disclosure Format:  Yes No

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the six months ended December 31		For the three months ended December 31
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Sales	$11,957,217	$8,084,834	$6,167,477	$4,953,431
Development, franchise and license fees,
commissions and other income	297,783	526,362	175,325	223,465

Total revenues	12,255,000	8,611,196	6,342,802	5,176,896

Cost of goods sold	9,297,725	5,935,527	4,797,786	3,620,321
Selling, general and
administrative expenses	2,319,473	2,072,911	1,180,844	1,125,814
Research and development	24,075	8,975	13,550	6,350

Total operating expenses	11,641,273	8,017,413	5,992,180	4,752,485

Operating income	613,727	593,783	350,622	424,411
Interest income	80,579	21,065	42,427	16,791

Earnings before taxes	694,306	614,848	393,049	441,202
Provision for income taxes	264,348	233,642	149,870	167,657

Net earnings	429,958	381,206	243,179	273,545

Basic and diluted earnings per share	$.06	$.05	$.03	$.04

Weighted average number of shares
Basic	7,034,450	7,024,450	7,034,450	7,024,450
Diluted	7,037,818	7,034,015	7,038,532	7,033,611

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2006 (Unaudited)	June 30, 2006

Current Assets
Cash and cash equivalents	$3,074,513	$3,106,703
Accounts receivable, net	2,177,621	1,878,384
Inventories	3,580,259	2,991,165
Deferred income taxes	151,217	141,210
Other assets, net	155,802	253,075

Total current assets	9,139,412	8,370,537

Equipment and improvements - net of
accumulated depreciation and amortization	274,799	225,643
Franchise, trademarks and other intangible assets, net	279,345	308,474
Deferred tax asset	34,672	33,375

	$9,728,228	$8,938,029

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND
SHAREHOLDERS’EQUITY

	December 31, 2006 (Unaudited)	June 30, 2006

Current Liabilities
Accounts payable and accrued expenses	$1,589,175	$872,114
Income taxes payable	55,892	70,391
Accrued employee expenses	474,025	591,133
Unearned income	165,550	206,937
Customer deposits	1,340,847	1,243,295

Total current liabilities	3,625,489	2,983,870

Total liabilities	3,625,489	2,983,870

Shareholders' Equity
Preferred Stock, $1.00 par value:
Authorized shares - 200,000; none issued
and outstanding	-	-
Common stock, $.025 par value; Authorized shares -
15,000,000; 7,065,500, shares issued and outstanding,
including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	3,834,052	3,685,472
Treasury stock, 31,050 shares at cost	(3,020)	(3,020)

Total shareholders' equity	6,102,739	5,954,159

	$9,728,228	$8,938,029

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	December 31, 2006 (Unaudited)	December 31, 2005 (Unaudited)

Operating activities:
Net earnings	$429,958	$381,206
Adjustments to reconcile net earnings to net cash (used)
provided by operating activities:
Bad debt expense	10,538	-
Depreciation and amortization	59,942	70,375
(Increase) decrease in operating assets:
Accounts receivable	(309,775)	(216,669)
Inventories	(589,094)	(213,969)
Other current assets	97,273	(79,348)
Deferred income taxes	(11,304)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	717,061	343,523
Accrued employee expenses	(117,108)	(17,568)
Unearned income	(41,387)	(21,387)
Customer deposits	97,552	730,811
Income taxes payable	(14,499)	208,468

Net cash provided by operating activities	329,157	1,185,442

Investing activities:
Proceeds from note receivable	-	67,857
Capital expenditures	(79,969)	(4,113)
Patent and trademark expenditures	-	(1,308)

Net cash (used) provided by investing activities	(79,969)	62,436

Financing activities:
Dividends paid	(281,378)	(280,978)

Net cash used by financing activities	(281,378)	(280,978)

Net (decrease) increase in cash and cash equivalents	(32,190)	966,900
Cash and cash equivalents at beginning of period	3,106,703	1,582,116

Cash and cash equivalents at end of period	$3,074,513	$2,549,016

Supplemental information:
Cash paid for income taxes	$290,151	-

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1) – General: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006. The June 30, 2006 consolidated balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB as of that date.

Note (2) – Earnings Per Share: Basic and diluted earnings per share for the three and six months ended December 31, 2006 and 2005 are computed as follows:

	For the six months ended December 31,		For the three months ended December 31,

	2006	2005	2006	2005

Basic
Net earnings	$429,958	$381,206	$243,179	$273,545
Weighted average shares
Outstanding	7,034,450	7,024,450	7,034,450	7,024,450

Basic earnings per share	$.06	$.05	$.03	$.04

Diluted
Net earnings	$429,958	$381,206	$243,179	$273,545
Weighted average shares
outstanding	7,034,450	7,024,450	7,034,450	7,024,450
Plus incremental shares
from assumed exercise of
stock options	3,368	9,565	4,082	9,161

Diluted weighted average	7,037,818	7,034,015	7,038,532	7,033,611
common shares

Diluted earnings per	$.06	$.05	$.03	$.04
share

At December 31, 2006, there were outstanding options to purchase 10,000 shares of the Company’s common stock which were excluded in the computation of earnings per share because the exercise price of the options was at least the average market price of the Company’s common stock for the period. No options were excluded at December 31, 2005.

Note (3) – Revolving Credit Line: On October 30, 2006, the Company received an extension until October 30, 2007 of its existing $2,250,000 revolving line of credit facility. In addition, the related Loan Agreement was amended to waive the requirement that the Company maintain windstorm insurance coverage, thereby enabling the Company to self insure against wind damage. On October 30, 2005, the Company received a similar one year extension and the Loan Agreement was amended to eliminate the requirement that 51% of the stock of the Company be owned by the Steiner family or any Steiner trust. The Company’s obligations under the facility continue to be guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding at December 31, 2006 and June 30, 2006.

Note (4) – Stock-Based Compensation Plans: The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan are the Company’s only stock-based compensation plans. The 2000 Stock Option Plan authorizes the grant (until May 2, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants, of which no options were outstanding on December 31, 2006. The 1994 Non-Employee Director Stock Option Plan terminated as to future grants on August 23, 2004, but options to purchase 20,000 shares remain outstanding thereunder.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment,” (“SFAS 123(R)”) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants under the recognition and measurement principles of APB, “Accounting Principles Board,” Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and, accordingly, recognized no compensation expense for stock option grants in net income.

Under the modified prospective approach, SFAS 123(R) applies to new grants after December 15, 2005 and to grants that were outstanding on December 31, 2005 to the extent not yet vested. Since no new options were granted during the six months ended December 31, 2006 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized under SFAS 123(R) during the six months ended December 31, 2006. Prior periods are not required to be restated to reflect the impact of adopting the new standard. No compensation cost would have been recognized under the provisions of SFAS 123(R) had SFAS 123(R) been in effect as to the Company during any of the periods reported in this Report.

There were no options granted during the six months ended December 31, 2006. In April 2006, a director exercised an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $.90625 per share.

Note (5) – Cash Dividends: The following table sets forth information concerning the cash dividends declared by the Company’s Board of Directors during the periods covered by this Report:

Declaration Date	Payment Date	Record Date	Per Share Amount	Total Amount
September 26, 2006	November 1, 2006	October 13, 2006	$ .04	$281,378
March 31, 2006	May 1, 2006	April 14, 2006	$ .04	$281,378
September 23, 2005	November 1, 2005	October 14, 2005	$ .04	$280,978
March 23, 2005	May 2, 2005	April 15, 2005	$ .035	$245,857
September 27, 2004	November 1, 2004	October 15, 2004	$ .06	$421,467

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

Financial information for the Company’s business segments is as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Revenues:
Commercial and industrial laundry and
dry cleaning equipment	$12,084,501	$8,398,252	$6,224,011	$5,054,733
License and franchise operations	170,499	212,944	118,791	122,163

Total revenues	$12,255,000	$8,611,196	$6,342,802	$5,176,896

Operating income (loss)
Commercial and industrial laundry and
dry cleaning equipment	$646,890	$589,691	$339,246	$411,465
License and franchise operations	132,943	167,626	97,305	101,069
Corporate	(166,106)	(163,534)	(85,929)	(88,123)

Total operating income	$613,727	$593,783	$350,622	$424,411

	December 31, 2006 (Unaudited)	June 30, 2006

Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment	$9,214,324	$8,052,901
License and franchise operations	323,498	668,828
Corporate	190,406	216,300

Total assets	$9,728,228	$8,938,029

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (SFAS 123(R)) “Share-Based Payment.” SFAS 123(R) replaces FASB 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. This guidance became effective as of the first interim or annual reporting period beginning after December 15, 2005 for Small Business filers such as the Company. SFAS 123(R) has not affected the Company at the present time but may affect the Company if it issues share-based compensation in the future.

In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a two-step test for the recognition and measurement of a tax position taken on a tax return.  FIN 48 provides guidance for determining whether tax benefits may be recognized with respect to uncertain tax positions and, if recognized, the amount that may be recorded.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company is evaluating the effect FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods. The Company does not believe SFAS 157 will have a material effect on its consolidated financial statements.

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

Reclassification

Certain items in the June 30, 2006 consolidated financial statements have been reclassified to conform to the three and six month periods of the fiscal 2007 presentation.

Item 2:    Management’s Discussion and Analysis or Plan of Operations

Overview

Revenues for the six and three month periods ended December 31, 2006, increased by 42.3% and 22.5%, respectively, over the same periods of fiscal 2006. Both periods have set new records for the Company. Although fiscal 2006 was affected by Hurricanes Katrina and Wilma, a substantial portion of the scheduled shipments were shipped by December 31, 2005, making the six month comparison more meaningful than comparisons for the second quarter.

While net earnings for the six month period improved, earnings decreased for the second quarter, mostly due to lower margins on larger contracts and higher commission and payroll expenses. The Company is working to improve its margins on future contracts and still be competitive and improve its market share.

Cash on hand continues to be substantial, enabling the Company to increase its interest income. The Company recently invested some of its extra cash into a money market account to generate a high rate of return.

Incoming business remains at a positive pace. To support this activity, we have substantially increased inventories.

On September 26, 2006, the Board of Directors declared a $.04 per share semi-annual dividend (an aggregate of $281,378) payable on November 1, 2006 to shareholders of record on October 13, 2006.

Liquidity and Capital Resources

Cash decreased by $32,190 during the first six months of fiscal 2007 compared to an increase of $966,900 for the same period of fiscal 2006. The following summarizes the Company’s Consolidated Statement of Cash Flows:

	Six Months Ended December 31,
	2006	2005

Net cash (used) provided by:
Operating activities	$329,157	$1,185,442
Investing activities	(79,969)	62,436
Financing activities	(281,378)	(280,978)

For the six months ended December 31, 2006, operating activities provided cash of $329,157, compared to $1,185,442 provided by operating activities for the first six months of fiscal 2006. The comparative reduction was mainly due to a substantial increase in customer deposits in fiscal 2006 ($730,811) due to receipt of certain large orders, compared to a smaller increase ($97,552) in customer deposits in fiscal 2007. The increase for both years reflects continued positive business activity. Cash generated from operating activities during the first six months of 2007 was provided by the Company’s net earnings of $429,958 and non-cash expenses for depreciation and amortization of $59,942 and bad debts of $10,538. This cash was offset by a net of $171,281 used as a result of changes in operating assets and liabilities. Cash used for operating assets and liabilities resulted mainly from increases in inventories ($589,094) and accounts receivable ($309,775) and lower accrued employee expenses ($117,108), partially offset by cash generated from an increase in accounts payable and accrued expenses ($717,061) and a decrease in other current assets ($97,273). The increase in inventories was to support increased orders and the increase in accounts payable related primarily to inventories purchased but not yet paid for.

During the first six months of fiscal 2006, the Company generated cash through net earnings of $381,206 and non-cash expenses for depreciation and amortization of $70,375, together with changes in operating assets and liabilities of $733,861. The increase in assets and liabilities was mostly due to an increase in customer deposits ($730,811), an increase in income taxes payable ($208,468) and an increase in accounts payable and accrued expenses ($343,523). These increases were offset by changes in accounts receivable ($216,669), inventories ($213,969) and other current assets ($79,348).

Investing activities for the first six months of fiscal 2007 used cash of $79,969 for capital expenditures of machinery and equipment and leasehold improvements. For the first six months of fiscal 2006 investing activities provided cash of $62,436, mainly as a result of payments received on a note from the sale of the Company’s telecommunications segment ($67,857), which note was fully paid in November 2005. Capital expenditures of $4,113 and patent and trademark expenses of $1,308 partially offset the proceeds received from the note receivable.

Financing activities used cash of $281,378 and $280,978 for the six month periods ended December 31, 2006 and 2005, respectively, to pay cash dividends. A table of declared and paid dividends is listed in Note 5 of the “Notes to Condensed Consolidated Financial Statements.”

On October 30, 2006, the Company received an extension until October 30, 2007 of its existing $2,250,000 revolving line of credit facility. In addition, the related Loan Agreement was amended to waive the requirement that the Company maintain windstorm insurance coverage, thereby enabling the Company to self insure against wind damage. On October 30, 2005, the Company received a similar one year extension and the Loan Agreement was amended to eliminate the requirement that 51% of the stock of the Company be owned by the Steiner family or any Steiner trust. The Company’s obligations under the facility continue to be guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding at December 31, 2006 and June 30, 2006.

The Company believes that its present cash position and cash it expects to generate from operations, as well as, if needed, cash borrowings available under its $2,250,000 line of credit, will be sufficient to meet its operational needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

Results of Operations

	Six months ended December 31,			Three months ended December 31,

	2006	2005		2006	2005

Net sales	$11,957,217	$8,084,834	+47.9%	$6,167,477	$4,953,431	+24.5%
Development fees,
franchise and license
fees, commissions and
other income	297,783	526,362	-43.4%	175,325	223,465	-21.5%

Total revenues	$12,255,000	$8,611,196	+42.3%	$6,342,802	$5,176,896	+22.5.%

Revenues for the six and three month periods ended December 31, 2006 increased by $3,643,804 (42.3%) and $1,165,906 (22.5%), respectively, over the same periods of fiscal 2006.

For the first half of fiscal 2007, sales increased by $3,872,383 (47.9%) over the same period of fiscal 2006. Increases were across all product lines, as commercial laundry equipment increased by 80.3%, dry cleaning equipment by 19.3%, boilers by 43.1% and spare parts by 4.5%. For the three month period ended December 31, 2006, sales increased by $1,214,046 (24.5%). Increases were achieved in sales of commercial laundry equipment (36.4%), boilers (9.8%) and spare parts (7.0%). These increases were partially offset by a decrease in sales of dry cleaning equipment (28.4%). The increase in both periods can be attributed to better pricing to attract larger contracts and improve volume and market share. As noted in the “Overview” above, comparative sales information for the quarterly periods considered alone can be misleading due to the effects of the hurricanes; however, sales comparisons for the six month period in the aggregate is more meaningful.

Development fees, franchise and license fees, commissions and other income decreased by $228,579 (43.4%) and $48,140 (21.5%) for the first six and three month periods, respectively, of fiscal 2007, from the same periods of fiscal 2006. The comparative decreases for the six month period were principally due to commissions paid to the Company in fiscal 2006 by manufacturers which shipped equipment during that period directly to our customers, and for the three month period of fiscal 2006 was due to higher brokerage fees than fiscal 2007.

	Six months ended December 31,		Three months ended December 31,
	2006	2005	2006	2005

As a percentage of sales
Cost of goods sold	77.8%	73.4%	77.8%	73.1%

As a percentage of revenue
Selling, general and
administrative expenses	18.9%	24.1%	18.6%	21.7%
Research and development	.2%	.1%	.2%	.1%
Total expenses	95.0%	93.1%	94.5%	91.8%

Costs of goods sold, expressed as a percentage of sales, increased to 77.8% from 73.4% and to 77.8% from 73.1% for the six and three month periods, respectively, of fiscal 2007 from the same periods of fiscal 2006. The increases for both periods were due to larger contract sales which carry a smaller margin but increase overall profitability.

Selling, general and administrative expenses increased by $246,562 (11.9%) and $55,030 (4.9%) for the six and three month periods, respectively, of fiscal 2007 from the same periods in fiscal 2006, primarily as a result of increased payroll and commission expense associated with increased sales. However, as a percentage of revenues these same costs decreased to 18.9% from 24.1% and 18.6% from 21.7%, mostly due to the higher volume of sales which was better able to absorb these expenses.

Research and development expenses are a small part of the Company’s total operating expenses and relate to on-going research on the Company’s dry cleaning machines.

The overall expenses of the Company, expressed as a percentage of revenues, increased to 95.0% from 93.1% and 94.5% from 91.8% for the six and three month periods, respectively, of fiscal 2007 from the same periods of fiscal 2006. These changes are mostly attributable to the lower gross profit margins for both periods, partially offset by the better absorbed selling and administrative expenses due to the increased volume of sales.

Interest income increased by $59,514 (282.5%) and $25,636 (152.7%) for the six and three month periods of fiscal 2007, respectively, compared to the same periods of fiscal 2006 as a result of higher outstanding bank balances and increased prevailing interest rates.

The effective income tax rate was approximately 38% for all periods of fiscal 2007 and 2006.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases 27,000 square feet of warehouse and office space from Sheila Steiner, the wife of William K. Steiner, a principal shareholder, Chairman of the Board of Directors and a director of the Company. Mr. Steiner transferred the facility to his wife in October 2006. The lease provides for a three-year term that commenced on November 1, 2005 at an annual rental of $94,500, with annual increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears real estate taxes, utilities, maintenance, non-structural repairs and insurance. The lease contains two three-year renewal options in favor of the Company. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s results of operations are described in detail in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. In other cases, preparation of the Company’s unaudited condensed consolidated financial statements for interim periods requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. There can be no assurance that the actual results will not differ from those estimates.

New Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) (SFAS 123(R)) “Share-Based Payment.” SFAS 123(R) replaces FASB 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. This guidance became effective as of the first interim or annual reporting period beginning after December 15, 2005 for Small Business filers such as the Company. SFAS 123(R) has not affected the Company at the present time but may affect the Company if it issues share-based compensation in the future.

In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a two-step test for the recognition and measurement of a tax position taken on a tax return.  FIN 48 provides guidance for determining whether tax benefits may be recognized with respect to uncertain tax positions and, if recognized, the amount of that may be recorded.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company is evaluating the effect FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods. The Company does not believe SFAS 157 will have a material effect on its consolidated financial statements.

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

Forward Looking Statements

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company’s customers are located; industry conditions and trends, including supply and demand; changes in business strategies or development plans; the availability, terms and deployment of debt and equity capital; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the equipment purchased by the Company; relative values of the United States currency to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; and the Company’s ability to successfully introduce, market and sell at acceptable profit margins its new Green Jet® dry-wetcleaning machine and Multi-Jet® dry cleaning machine. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

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

PART II.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securityholders.

At the Company’s 2006 Annual Meeting of Stockholders held on November 10, 2006, the Company’s stockholders reelected the Company’s then existing Board of Directors by the following votes:

	Votes
	For	Withheld
Michael S. Steiner	6,762,681	3,684
William K. Steiner	6,760,281	6,084
Venerando J. Indelicato	6,754,681	11,684
David Blyer	6,761,247	5,118
Lloyd Frank	6,761,050	5,315
Alan Grunspan	6,760,785	5,580
Stuart Wagner	6,763,088	3,277

Item 6.   Exhibits

(a)	Exhibits:

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2007	DRYCLEAN USA, Inc.

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