Form 10QSB
period 2007-03-31
DRYCLEAN USA INC
filed 2007-05-14
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

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

        State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share – 7,034,307 shares outstanding as of May 10, 2007.

        Transitional Small Business Disclosure Format:  Yes No

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the nine months ended March 31,		For the three months ended March 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Net sales	$16,944,641	$13,677,008	$4,987,424	$5,511,424
Development fees, franchise and license fees, commissions
and other	492,303	712,731	194,520	186,369

Total revenues	17,436,944	14,389,739	5,181,944	5,697,793

Cost of goods sold	13,068,747	10,300,119	3,771,022	4,283,842
Selling, general and administrative expenses	3,393,425	3,130,320	1,073,952	1,057,409
Research and development	32,770	22,180	8,695	13,205

Total operating expenses	16,494,942	13,452,619	4,853,669	5,354,456

Operating income	942,002	937,120	328,275	343,337
Interest income	114,101	48,061	33,522	26,996

Earnings before taxes	1,056,103	985,181	361,797	370,333
Provision for income taxes	403,017	374,368	138,669	140,727

Net earnings	$ 653,086	$ 610,813	$ 223,128	$ 229,606

Basic and diluted earnings per share	$ .09	$ .09	$ .03	$ .03

Weighted average number of shares
Basic	7,034,418	7,024,450	7,034,355	7,024,450
Diluted	7,037,871	7,033,495	7,038,197	7,032,253

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007 (Unaudited)	June 30, 2006

Current Assets
Cash and cash equivalents	$3,431,244	$3,106,703
Accounts and trade notes receivable, net	1,637,857	1,878,384
Inventories	3,146,986	2,991,165
Deferred income taxes	119,488	141,210
Other assets, net	113,908	253,075

Total current assets	8,449,483	8,370,537
Equipment and improvements - net of
accumulated depreciation and amortization	265,452	225,643
Franchise, trademarks and other intangible assets, net	262,483	308,474
Deferred tax asset	40,639	33,375

	$9,018,057	$8,938,029

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND
SHAREHOLDERS' EQUITY

	March 31, 2007 (Unaudited)	June 30, 2006

Current Liabilities
Accounts payable and accrued expenses	$ 892,708	$ 893,213
Income taxes payable	5,799	70,391
Accrued employee expenses	390,538	591,133
Unearned income	144,856	206,937
Customer deposits	1,258,582	1,222,196
Dividends payable	281,372	-

Total current liabilities	2,973,855	2,983,870

Total liabilities	2,973,855	2,983,870

Shareholders' Equity
Preferred stock, $1.00 par value:
Authorized shares - 200,000; none issued
and outstanding	-	-
Common stock, $.025 par value; Authorized shares - 15,000,000; 7,065,500, shares
issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	3,775,808	3,685,472
Treasury stock, 31,193 shares at March 31, 2007 and 31,050 shares at June 30,
2006, at cost	(3,313)	(3,020)

Total shareholders' equity	6,044,202	5,954,159

	$ 9,018,057	$ 8,938,029

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	March 31, 2007 (Unaudited)	March 31, 2006 (Unaudited)

Operating activities:
Net earnings	$ 653,086	$ 610,813
Adjustments to reconcile net earnings to net cash provided by operating activities:
Bad debt expense	10,538	15,731
Depreciation and amortization	89,706	101,788
(Increase) decrease in operating assets:
Accounts, and trade notes receivables	229,990	158,186
Inventories	(155,821)	(339,824)
Other current assets	139,167	1,906
Deferred income taxes	14,458
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(505)	168,566
Accrued employee expenses	(200,595)	(117,986)
Unearned income	(62,081)	(62,081)
Customer deposits	36,386	276,298
Income taxes payable	(64,592)	55,940

Net cash provided by operating activities	689,737	869,337

Investing activities:
Proceeds from note receivable	-	67,857
Capital expenditures	(83,525)	(50,921)
Patent and trademark expenditures	-	(1,308)

Net cash (used) provided by investing activities	(83,525)	15,628

Financing activities:
Dividends paid	(281,378)	(280,978)
Purchase of treasury stock	(293)	-

Net cash used by financing activities	(281,671)	(280,978)

Net increase in cash and cash equivalents	324,541	603,987
Cash and cash equivalents at beginning of period	3,106,703	1,582,116

Cash and cash equivalents at end of period	$ 3,431,244	$ 2,186,103

Supplemental information:
Cash paid for income taxes	$ 453,151	$ 293,254
Dividend declared but not paid	281,372	281,378

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

Note (2) - Earnings Per Share: Basic and diluted earnings per share for the three and nine months ended March 31, 2007 and 2006 are computed as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2007 (Unaudited)	2006 (Unaudited)	2007 (Unaudited)	2006 (Unaudited)

Basic
Net earnings	$653,086	$610,813	$223,128	$229,606
Weighted average shares
outstanding	7,034,418	7,024,450	7,034,355	7,024,450

Basic earnings per share	$.09	$.09	$.03	$.03

Diluted
Net earnings	$653,086	$610,813	$223,128	$229,606
Weighted average shares
outstanding	7,034,418	7,024,450	7,034,355	7,024,450
Plus incremental shares
from assumed exercise of
stock options	3,453	9,045	3,842	7,803

Diluted weighted average
common shares	7,037,871	7,033,495	7,038,197	7,032,253

Diluted earnings per
share	$.09	$.09	$.03	$.03

No shares subject to stock options were excluded at March 31, 2007 or 2006.

Note (3) – Revolving Credit Line: On October 30, 2006, the Company received an extension until October 30, 2007 of its existing $2,250,000 revolving line of credit facility. In addition, the related Loan Agreement was amended to waive the requirement that the Company maintain windstorm insurance coverage, thereby enabling the Company to self insure against wind damage. On October 30, 2005, the Company received a similar one year extension and the Loan Agreement was amended to eliminate the requirement that 51% of the stock of the Company be owned by the Steiner family or any Steiner trust. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding at March 31, 2007 and June 30, 2006.

Note (4) - Stock-Based Compensation Plans: The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan are the Company’s only stock-based compensation plans. The 2000 Stock Option Plan authorizes the grant (until May 2, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants, of which no options were outstanding on March 31, 2007. The 1994 Non-Employee Director Stock Option Plan terminated as to future grants on August 23, 2004, but options to purchase 20,000 shares remain outstanding thereunder.

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

Under the modified prospective approach, SFAS 123(R) applies to new grants after December 15, 2005 and to grants that were outstanding on December 31, 2005 to the extent not yet vested. Since no new options were granted during the nine months ended March 31, 2007 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized under SFAS 123(R) during the nine months ended March 31, 2007. Prior periods are not required to be restated to reflect the impact of adopting the new standard. No compensation cost would have been recognized under the provisions of SFAS 123(R) had SFAS 123(R) been in effect as to the Company during any of the periods reported in this Report.

In April 2006, a director exercised an option to purchase 10,000 shares of the Company’s common stock at an exercise price of $.90625 per share.

Note (5) - Cash Dividends: The following table sets forth information concerning the cash dividends declared by the Company’s Board of Directors during the periods covered by this Report:

Declaration Date	Payment Date	Record Date	Per Share Amount	Total Amount
March 29, 2007	May 1, 2007	April 13, 2007	$ .04	$281,372
September 26, 2006	November 1, 2006	October 13, 2006	$ .04	$281,378
March 31, 2006	May 1, 2006	April 14, 2006	$ .04	$281,378
September 23, 2005	November 1, 2005	October 14, 2005	$ .04	$280,978
March 23, 2005	May 2, 2005	April 15, 2005	$.035	$245,857

Note (6) - Segment Information: The Company’s reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments. Financial information for the Company’s business segments is as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Revenues:
Commercial and industrial laundry and dry cleaning
equipment	$17,217,903	$14,127,332	$5,133,402	$5,648,330
License and franchise operations	219,041	262,407	48,542	49,463

Total revenues	$17,436,944	$14,389,739	$5,181,944	$5,697,793

Operating income (loss):
Commercial and industrial laundry and dry cleaning
equipment	$1,015,523	$1,014,587	$368,633	$424,896
License and franchise operations	156,184	197,532	23,241	29,906
Corporate	(229,705)	(274,999)	(63,599)	(111,465)

Total operating income	$942,002	$937,120	$328,275	$343,337

	March 31, 2007 (Unaudited)	June 30, 2006

Identifiable assets:
Commercial and industrial laundry and dry cleaning
equipment	$ 8,628,437	$ 8,052,901
License and franchise operations	221,739	668,828
Corporate	167,881	216,300

Total assets	$ 9,018,057	$ 8,938,029

During the nine months ended March 31, 2006, one customer accounted for 19.4% of the Company’s revenues.

Note (7) - Reclassification: Certain items in the financial statements presented have been reclassified to conform to the March 31, 2007 presentation.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004),“Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced FASB 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. This guidance became effective as of the first interim or annual reporting period beginning after December 15, 2005 for Small Business filers such as the Company. SFAS 123(R) has not affected the Company to date but may affect the Company if it issues share-based compensation in the future.

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” EITF 06-3 requires an entity to disclose its policy for presenting taxes assessed on revenue-producing transaction between a seller and customer. Such taxes may include sales, use, and some excise taxes, among others. EITF 06-3 is effective for interim and annual periods ending after December 15, 2006 with early application permitted. For the periods presented in this Report, the Company has presented such taxes net. The implementation of EITF 06-3 did not have an effect on the Company’s financial statements.

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

In September 2006, the FASB Issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 157 will have a material effect on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits, at specified election dates, all entities to choose to measure eligible items at fair value. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning on or after November 15, 2007 with early application permitted as of the beginning of a fiscal year beginning on or before November 15, 2007 if an entity also elects to apply the provisions of SFAS 157. Retrospective application is not permitted unless early adoption is adopted. The Company is evaluating the effect, if any, the adoption of SFAS 159 will have on the Company’s financial statements.

Item 2: Management’s Discussion and Analysis or Plan of Operations

Overview

Revenues for the nine months ended March 31, 2007 increased by 21.2% over the same period of fiscal 2006, setting a record for the Company. However, revenues for the third quarter of fiscal 2007 were 9.1% lower than in the comparable fiscal 2006 period which was benefited by a shipment under a large order, production for which had been previously delayed due to the effects of Hurricanes Katrina and Wilma. Quarterly comparisons are not necessarily indicative of future trends due to the many factors that can affect shipments in the short run.

Net earnings for the nine month period of fiscal 2007 increased by 6.9%, mostly due to higher interest income on outstanding bank balances. Net earnings for the third quarter of fiscal 2007 was essentially flat when compared to the third quarter of fiscal 2006 as improved margins during the third quarter of fiscal 2007 offset the lower revenues.

Operating activities during the first nine months of fiscal 2007 provided a positive cash flow of $689,737 from which the Board of Directors declared a $.04 per share semi-annual dividend (an aggregate of $281,372), payable on May 1, 2007 to shareholders of record on April 13, 2007.

Liquidity and Capital Resources

Cash increased by $324,541 during the first nine months of fiscal 2007 compared to an increase of $603,987 during the same period of fiscal 2006. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows:

	Nine months ended March 31,
	2007 (Unaudited)	2006 (Unaudited)

Net cash (used) provided by:
Operating activities	$ 689,737	$ 869,337
Investing activities	(83,525)	15,628
Financing activities	(281,671)	(280,978)

For the nine months ended March 31, 2007, operating activities provided cash of $689,737 compared to $869,337 during the first nine months fiscal 2006. The lower comparative production of cash from operating activities was principally due to a lower increase in customer deposits in the fiscal period ($36,386) than in the fiscal 2006 period ($276,298) which, in the 2006 period, related to the receipt of certain large orders.

Cash generated from operating activities during the first nine months of fiscal 2007 was provided by the Company’s net earnings of $653,086 and non-cash expenses for depreciation and amortization of $89,706 and bad debts of $10,538. This was partially offset, in addition to the lower increase in customer deposits, by a net $63,593 use of cash as a result of changes in other operating assets and liabilities. An increase in inventories ($155,821) and decreases in accrued employee expenses ($200,595), unearned income ($62,081) and income taxes payable ($64,592) were other principal uses of

cash.     These uses of cash were offset by cash generated by reductions in accounts and trade notes receivable ($229,990), other current assets ($139,167) and deferred taxes ($14,458).

For the first nine months of fiscal 2006, the Company generated cash through net earnings of $610,813 and non-cash expenses for depreciation and amortization of $101,788 and bad debts of $15,731. Changes in operating assets and liabilities provided an additional $141,005, in addition to the $276,298 increase in customer deposits, mostly due to a decrease in accounts and trade notes receivables ($158,186) and increases in accounts payable and accrued expenses ($168,566) and income taxes payable ($55,940). They were partially offset by uses of cash related to an increase in inventories ($339,824) and decreases in accrued employee expenses ($117,986) and unearned income ($62,081).

Investing activities for the first nine months of fiscal 2007 used cash of $83,525 for capital expenditures of machinery and equipment and leasehold improvements. During the same period of fiscal 2006 investing activities provided cash of $15,628, mainly as a result of payments received on a note from the sale of the Company’s telecommunications segment ($67,857), which note was fully paid in November 2005. Capital expenditures of $50,921 and patent and trademark expenses of $1,308 partially offset the proceeds received from the note receivable.

Financing activities used cash of $281,378 and $280,978 for the nine months ended March 31, 2007 and 2006, respectively, to pay cash dividends. A table of declared dividends is set forth in Note 5 of the “Notes to Condensed Consolidated Financial Statements.” In addition, in February 2007, the Company purchased 143 shares of its common stock from an unaffiliated stockholder using $293.

On October 30, 2006, the Company received an extension until October 30, 2007 of its existing $2,250,000 revolving line of credit facility. In addition, the related Loan Agreement was amended to waive the requirement that the Company maintain windstorm insurance coverage, thereby enabling the Company to self insure against wind damage. On October 30, 2005, the Company received a similar one year extension and the Loan Agreement was amended to eliminate the requirement that 51% of the stock of the Company be owned by the Steiner family or any Steiner family trust. The Company’s obligations under the facility continue to be guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding at March 31, 2007 and June 30, 2006.

The Company believes that its present cash position and cash it expects to generate from operations, as well as, if needed, cash borrowings available under its $2,250,000 line of credit, will be sufficient to meet its presently anticipated operational needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

Results of Operations

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Nine months ended March 31,				Three months ended March 31,
	2007 (Unaudited)	2006 (Unaudited)	% Change		2007 (Unaudited)	2006 (Unaudited)	% Change

Net sales	$16,944,641	$13,677,008	23.9%		$4,987,424	$5,511,424	-9.5%
Development fees,
franchise and license
fees, commissions
and other	492,303	712,731	-30.	9%	194,520	186,369	4.4%

Total revenues	$17,436,944	$14,389,739	21.2%		$5,181,944	$5,697,793	-9.1%

Revenues for the nine month period ended March 31, 2007 increased by $3,047,205 (21.2%) over the same period of fiscal 2006. However, for the third quarter of fiscal 2007, revenues decreased by $515,849 (9.1%) from the same period of fiscal 2006.

For the first nine months of fiscal 2007, sales increased by $3,267,633 (23.9%) over the same period of fiscal 2006. Increases were across all product categories, as commercial laundry equipment increased by 36.1%, dry cleaning equipment by 16.0%, boilers by 24.3% and spare parts by 3.9%. The increase in sales for the nine month period was attributable to better pricing which attracted larger contracts. For the three month period ended March 31, 2007, sales decreased by $524,000 (9.5%) from the same three month period in fiscal 2006. Although, in the 2007 three month period, increases were achieved in sales of dry cleaning equipment (8.4%) and spare parts (3.0%), laundry equipment sales decreased by 19.3% and boilers (2.6%) on a comparative basis as sales in the third quarter of fiscal 2006 were benefited by a shipment under a large order, production for which had been delayed due to the effect of Hurricanes Katrina and Wilma.

Development fees, franchise and license fees, commissions and other income decreased by $220,428 (30.9%) for the nine month period of 2007, but increased by $8,151 (4.4%) in the third quarter of fiscal 2007, in each case, when compared to the same period of fiscal 2006. The comparative decrease for the nine month period was due principally to the absence of commissions paid to the Company in fiscal 2006 by manufacturers which shipped equipment during the fiscal 2006 period directly to the Company’s customers. The increase during the three month period of fiscal 2007 was mainly due to higher brokerage and development fees which offset the effect of the lower level of commissions.

	Nine months ended March 31,		Three months ended March 31,
	2007 (Unaudited)	2006 (Unaudited)	2007 (Unaudited)	2006 (Unaudited)

As a percentage of sales:
Cost of goods sold	77.1%	75.3%	75.6%	77.7%
As a percentage of revenue:
Selling, general and administrative expenses	19.5%	21.8%	20.7%	18.6%
Research and development	.2%	.2%	.2%	.2%
Total expenses	94.6%	93.5%	93.7%	94.0%

Costs of goods sold, expressed as a percentage of sales, increased to 77.1% from 75.3% for the first nine months of fiscal 2007 over the same period of fiscal 2006. However, for the third quarter of fiscal 2007, cost of goods sold decreased to 75.6% from 77.7% from the third quarter of fiscal 2006. The increase for the nine month period was due to larger contract sales which carry a smaller margin but increases overall profitability. During the third quarter of fiscal 2007, the Company experienced a better mix of sales, which accounted for the increase in its gross profit margin.

Selling, general and administrative expenses increased by $263,105 (8.4%) and $16,543 (1.6%) for the nine and three month periods, respectively, of fiscal 2007 from the same periods in fiscal 2006, primarily as a result of increased payroll expense and sales commission expense associated with increased sales in the nine month period of fiscal 2007 and increased payroll expense in the three month period of fiscal 2007. As a percentage of revenues these costs decreased to 19.5% for the nine month period of fiscal 2007 from 21.8% for the comparable fiscal 2006 period due to the higher volume of sales, but increased to 20.7% for the fiscal 2007 three month period from 18.6% from the comparable fiscal 2006 period due to the increase in expenses coupled with the lower sales level.

Research and development expenses are a small part of the Company’s total operating expenses and relate to on-going research for the Company’s dry cleaning machines.

Interest income increased by $66,040 (137.4%) and $6,526 (24.2%) for the nine and three month periods of fiscal 2007, respectively, over the same periods of fiscal 2006 as a result of higher outstanding bank balances and increased prevailing interest rates.

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

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s results of operations remain unchanged from those described in detail in the Management’s Discussion and Analysis or Plan of Operation section of the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Therefore, there can be no assurance that the actual results will not differ from those estimates.

New Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004),“Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaced FASB 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. This guidance became effective as of the first interim or annual reporting period beginning after December 15, 2005 for Small Business filers such as the Company. SFAS 123(R) has not affected the Company to date but may affect the Company if it issues share-based compensation in the future.

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” EITF 06-3 requires an entity to disclose its policy for presenting taxes assessed on revenue-producing transaction between a seller and customer. Such taxes may include sales, use, and some excise taxes, among others. EITF 06-3 is effective for interim and annual periods ending after December 15, 2006 with early application permitted. For the periods presented in this Report, the Company has presented such taxes net. The implementation of EITF 06-3 did not have an effect on the Company’s financial statements.

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

In September 2006, the FASB Issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 157 will have a material effect on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits, at specified election dates, all entities to choose to measure eligible items at fair value. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning on or after November 15, 2007 with early application permitted as of the beginning of a fiscal year beginning on or before November 15, 2007 if an entity also elects to apply the provisions of SFAS 157. Retrospective application is not permitted unless early adoption is adopted. The Company is evaluating the effect, if any, the adoption of SFAS 159 will have on the Company’s financial statements.

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

PART II.   OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Equity Securities

None

(b)	Use of Proceeds from Public Offerings

Not Applicable

(c)	Repurchases of Equity Securities

        During the quarter ended March 31, 2006, the Company repurchased 143 shares of its common stock in an unsolicited private purchase at a total cost of $293 as follows:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January	-	-	-	-
February	143	$2.05	-	-
March	-	-	-	-

Item 6.   Exhibits

(a)	Exhibits:

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2007	DRYCLEAN USA, Inc.

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