Form 10KSB
period 2007-06-30
DRYCLEAN USA INC
filed 2007-09-27
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14757

DRYCLEAN USA, Inc.

(Name of small business issuer in its charter)
Delaware		11-2014231

(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)
290 N.E. 68th Street, Miami, Florida		33138

(Address of principal executive offices)		(Zip Code)

Issuer’s telephone number, including area code: 305-754-4551

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.025 par value

Securities registered under Section 12(g) of the Exchange Act: None

        Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes      No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes      No

        The Company’s revenues from continuing operations for its fiscal year ended June 30, 2007 were $22,748,527.

        The aggregate market value as at September 21, 2007 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $4,011,000 based on the closing price of the Company’s Common Stock on the American Stock Exchange on that date. Such market value excludes shares owned by all executive officers and directors (and their spouses). This should not be construed as indicating that all such persons are affiliates.

        The number of shares outstanding of the issuer’s Common Stock as at September 21, 2007 was 7,034,307.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Proxy Statement relating to its 2007 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 14 in Part III of this Report.

Transitional Small Business Disclosure Format     Yes    No

FORWARD LOOKING STATEMENTS

         Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the inventory purchased by the Company; relative values of the United States currency to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; and the Company’s ability to successfully introduce, market and sell at acceptable profit margins its Green-Jet® dry-wetcleaning machine and Multi-Jet® dry cleaning machine; the Company’s ability to implement changes in its business strategies and development plans; and the availability, terms and deployment of debt and equity capital if needed for expansion. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

PART I

Item 1.	Description of Business.

General

        The Company was incorporated under the laws of the State of Delaware on June 30, 1963 under the name Metro-Tel Corp. and changed its name to DRYCLEAN USA, Inc. on November 7, 1999. Since November 1, 1998, when Steiner-Atlantic Corp. (“Steiner”) was merged with and into, and therefore became, a wholly-owned subsidiary of the Company, the Company’s principal business has been as a supplier of commercial and industrial laundry and dry cleaning equipment and steam boilers and related activities.

        Unless the context otherwise requires, as used in this Report, the “Company” includes DRYCLEAN USA, Inc. and its subsidiaries.

        The Company, through Steiner, sells commercial and industrial laundry and dry cleaning equipment, and steam boilers in the United States, the Caribbean and Latin American markets. This aspect of the Company’s business services includes:

•	distributing commercial and industrial laundry and dry cleaning machines and steam boilers manufactured by others;

•	selling the Company's own proprietary lines of laundry and dry cleaning machines under its Aero-Tech(R), Multi-Jet(R) and Green-Jet(R) brand names;

•	designing and planning “turn-key” laundry and/or dry cleaning systems to meet the layout, volume and budget needs of a variety of institutional and retail customers;

•	supplying replacement equipment and parts to its customers;

•	providing warranty and preventive maintenance through factory-trained technicians; and

•	selling process steam systems and boilers.

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

        The Company, through its DRYCLEAN USA LICENSE CORP. wholly-owned indirect subsidiary, owns the worldwide rights to the name DRYCLEAN USA®, along with existing franchise and license agreements. DRYCLEAN USA® is one of the largest franchise and license operations in the dry cleaning industry, currently consisting of over 400 franchised and licensed locations in the United States, the Caribbean and Latin America.

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

        The commercial and industrial laundry equipment distributed by the Company features washers and dryers, including coin-operated machines, boilers, water reuse and heat reclamation systems, flatwork ironers, automatic folders and feeders. The Company’s dry cleaning equipment includes commercial dry cleaning machines manufactured by others under the Company’s Aero-Tech®, Multi-Jet® and Green-Jet® names, as well as garment presses, finishing equipment, sorting and storage conveyors and accessories distributed for others.

        The Company’s proprietary environmentally friendly Green-Jet® dry-wetcleaning machine not only cleans garments efficiently, but also eliminates the use of perchloroethylene (Perc) in the dry cleaning process, thereby eliminating the health and environmental concerns that Perc poses to customers and their landlords. It also alleviates flammability, odor and cost issues inherent in alternative solvents and cleaning processes. In May 2005, patents were granted to the Company from the United States to protect this innovative approach to garment cleaning. Patents from other countries are still pending. In August 2003, the Company introduced its Multi-Jet® dry cleaning machine which uses a number of environmentally safe solvents.

        The products sold by the Company are positioned and priced to appeal to customers in each of the high-end, mid-range and value priced markets. These products are offered under a wide range of price points to address the needs of a diverse customer base. Suggested prices for most of the Company’s products range from approximately $5,000 to $100,000. The products supplied by the Company afford the Company’s customers a “one-stop shop” for commercial and industrial laundry and dry cleaning machines, boilers and accessories. By providing “one-stop” shopping, the Company believes it is better able to attract and support potential customers who can choose from the Company’s broad product line. Product and parts sales accounted for approximately 97% and 96% of revenues in fiscal 2007 and 2006, respectively.

        The Company seeks to establish customer satisfaction by offering:

•	an on-site training and preventive maintenance program performed by factory trained technicians;

•	design and layout assistance;

•	maintenance of a comprehensive parts and accessories inventory and same day or overnight availability;

•	competitive pricing; and

•	a toll-free support line to resolve customer service problems.

        In addition, the Company, under the name DRYCLEAN USA®, currently franchises and licenses over 400 retail drycleaning stores in the United States, the Caribbean and Latin America, making it one of the largest retail drycleaning license and franchise operations in the dry cleaning industry. During fiscal 2007 and 2006, the Company’s license and franchise segment contributed approximately 1.2% and 1.7%, respectively, of the Company’s revenues.

        Through its Steiner Brokerage subsidiary, the Company acts as a business broker to assist others seeking to buy or sell existing dry cleaning and laundry businesses. Some of the Company’s existing customers have become Steiner Brokerage clients, utilizing the Company’s staff and ability to assist them in the sale of their businesses and associated real property. This business contributed less than 1% of the Company’s revenues during each of fiscal 2007 and 2006.

        The Company, through its DRYCLEAN USA Development subsidiary, develops new turn-key dry cleaning establishments for resale to third parties. During fiscal 2007, DRYCLEAN USA Development contributed less than 1% of the Company’s revenues. It did not contribute any revenues in fiscal 2006.

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

Customers and Markets

        The Company’s customer base consists of approximately 750 customers in the United States, the Caribbean and Latin America, including independent and franchise dry cleaning stores and chains, hotels, motels, cruise lines, hospitals, nursing homes, government institutions and distributors. One customer accounted for approximately 11% of the Company’s revenues during the year ended June 30, 2007. Another customer accounted for approximately 17% of the Company’s revenues during the year ended June 30, 2006.

Foreign Sales

        For the years ended June 30, 2007 and 2006, export revenues, principally to the Caribbean and Latin America, aggregated approximately $3,684,000 and $2,739,000, respectively, of which approximately $3,548,000 and $2,533,000, respectively, related to commercial and industrial laundry and dry cleaning equipment.

        All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Sources of Supply

        The Company purchases laundry and dry cleaning machines, boilers and the other products from a number of manufacturers. Two of its suppliers accounted for approximately 24% and 21% of the Company’s purchases for the year ended June 30, 2007. One of these suppliers accounted for approximately 23% of the Company’s purchases for the year ended June 30, 2006. The Company’s major suppliers are Pellerin Milnor Corporation, Chicago Dryer Company, FMB Group and Unipress Corporation. Historically, the Company has not experienced difficulty in purchasing products it distributes for others and believes it has good working relationships with its suppliers.

        The supplier of a significant portion of the Company’s laundry equipment and related spare parts is located near New Orleans. While its plant was only slightly damaged by Hurricane Katrina, its power and employee availability were disrupted, causing shipment delays during fiscal 2006.

        The Company’s proprietary Green-Jet® dry-wetcleaning machines are currently manufactured exclusively for the Company by one manufacturer in the United States. Substantially all of the Company’s dry cleaning equipment sold under the Aero-Tech® and Multi-Jet® labels is currently manufactured exclusively for the Company by two manufacturers in Italy.

        The Company has established long-standing relationships with these manufacturers. The Company’s management believes its supplier relationships for the products it distributes for others and its proprietary products provide the Company with a substantial competitive advantage, including exclusivity for certain products in certain areas and favorable prices and terms. Therefore, the loss of certain of these vendor relationships could adversely affect the Company’s business.

        The Company has a formal contract with only a few of its equipment suppliers and manufacturers and relies on its long-standing relationship with its other suppliers and manufacturers. The Company collaborates in the design of products and closely monitors the quality of its manufactured product. The Company must place its orders with its United States manufacturer of the Green-Jet® dry-wetcleaning machine and with its Italian manufacturers of its Aero-Tech® and Multi-Jet® dry cleaning machines prior to the time the Company has received all of its orders and, in certain instances, places orders for products it distributes in advance of its receipt of sales orders. However, because of the Company’s close working relationship with its suppliers and manufacturers, the Company can usually adjust orders rapidly and efficiently to reflect a change in customer demands. The Company believes that if, for any reason, its arrangements with the manufacturers of its proprietary products were to cease, or in the event the cost of these products were to be adversely affected, it will be able to have these products manufactured by other suppliers.

        The Company’s current bank revolving credit facility includes a $250,000 foreign exchange subfacility for the purpose of enabling the Company to mitigate its currency exposure in connection with its import activities through spot foreign exchange and forward exchange contracts. There were no open foreign exchange contracts at either June 30, 2007 or 2006.

        Imports into the United States are also affected by the cost of transportation, the imposition of import duties and increased competition from greater production demands abroad. The United States, Italy and the European Union may, from time to time, impose quotas, duties, tariffs or other restrictions or adjust prevailing quotas, duties or tariff levels, which could affect the Company’s margins on its Aero-Tech® and Multi-Jet® machines. There have been no custom duties on the Company’s imported dry cleaning machines in either fiscal 2007 and 2006.

Competition

        The commercial and industrial laundry and dry cleaning equipment distribution business is highly competitive and fragmented with over 100 full-line or partial-line equipment distributors in the United States. The Company’s management believes that no one distributor has a major share of the market, substantially all distributors are independently owned and, with the exception of several regional distributors, operate primarily in local markets. Competition is based primarily on price, product quality, delivery and support services provided to the customer. In Florida, the Company’s principal domestic market, the Company’s primary competition is derived from a number of full line distributors, which operate throughout Florida. In the export market, the Company competes with several distributors and anticipates increased competition as the export market grows. The Company’s proprietary dry cleaning equipment competes with over a dozen manufacturers of dry cleaning equipment whose products are distributed nationally. In all geographic areas, the Company competes by offering an extensive product selection, value-added services, such as product inspection and quality assurance, a toll-free customer support line, reliability, warehouse location, price, competitive special features and, with respect to certain products, as to which the Company acts as distributor, exclusivity.

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

Research and Development

        The Company has designed and introduced its Green-Jet® dry-wetcleaning and Multi-Jet® drycleaning machines and continues to improve these products. The amounts of research and development expenses for the years ended June 30, 2007 and 2006 were $41,910 and $27,805, respectively.

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

        On January 3, 2005, the Company entered into a Patent License Agreement with Whirlpool Corporation (“Whirlpool”) in which the Company granted Whirlpool an exclusive license until December 31, 2008 and thereafter a non-exclusive license to make and sell laundry appliances incorporating the Company’s patent applications and other intellectual property related to fabric treatment technology for improving the drying and refreshing of garments in home clothes dryers. In consideration for the grant of the exclusive license through December 31, 2008, Whirlpool paid the Company $350,000, of which $331,100 was for the exclusive license fee. In addition, Whirlpool is to pay the Company a per unit royalty for dryers using the licensed technology that are sold during the three year period following the first sale following commercial production of dryers using the license technology. As of June 30, 2007 Whirlpool has not introduced any products containing the Company’s technologies.

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

        The Company believes its Aero-Tech® and Multi-Jet® dry cleaning machines and its Green-Jet® dry-wetcleaning machine exceed environmental regulation standards set by safety and environmental regulatory agencies.

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

Employees

        The Company currently employs 34 employees on a full-time basis, of whom 4 serve in executive management capacities, 13 are engaged in sales and marketing, 8 are administrative and clerical personnel, and 9 serve as warehouse support. None of the Company’s employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are satisfactory.

Item 2.	Description of Properties.

        The Company’s executive offices and the main distribution center for its products are housed in three leased adjacent facilities totaling approximately 45,000 square feet in Miami, Florida. The Company believes its facilities are adequate for its present and anticipated future needs. The following table sets forth certain information concerning the leases at these facilities:

Facility	Approximate Sq. Ft.	Expiration
Miami, Florida (1)	27,000	October 2008 (2)
Miami, Florida	8,000	March 2008
Miami, Florida	10,000	December 2008 (3)

_________________

(1)

  Leased from Sheila Steiner, who, together with her husband, William K. Steiner, Chairman of the Board of Directors and a director of the Company, are the trustees of a trust which is a principal shareholder of the Company.

(2)	The Company has two three-year renewal options.

(3)	The Company has a three-year renewal option.

Item 3.	Legal Proceedings.

        The Company is not a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5.	Market for the Common Equity and Related Stockholder Matters.

        The Company’s Common Stock is traded on the American Stock Exchange (the “Amex”) and on the Chicago Stock Exchange, each under the symbol “DCU.” The following table sets forth, for the Company’s Common Stock, the high and low sales prices on the Amex, as reported by Amex, for the periods reflected below.

	High	Low
Fiscal 2007
First Quarter	$2.39	$1.40
Second Quarter	2.65	1.80
Third Quarter	2.70	1.79
Fourth Quarter	2.15	1.90
Fiscal 2006
First Quarter	$2.95	$2.45
Second Quarter	2.80	2.12
Third Quarter	2.60	1.95
Fourth Quarter	2.23	1.79

        As of September 21, 2007, there were approximately 480 holders of record of the Company’s Common Stock.

        The following table sets forth information concerning the cash dividends declared by the Company’s Board of Directors during the periods covered by this Report:

Declaration Date	Record Date	Payment Date	Per Share Amount
March 29, 2007	April 13, 2007	May 1, 2007	$.04
September 26, 2006	October 13, 2006	November 1, 2006	$.04
March 31, 2006	April 14, 2006	May 1, 2006	$.04
September 23, 2005	October 14, 2005	November 1, 2005	$.04

        The Company is a party to a Loan and Security Agreement with a commercial bank, which, among other things, provides that the Company may declare or pay dividends only to the extent that the dividend payment would not reasonably likely result in a failure by the Company to maintain specified consolidated debt service or short-term debt to equity ratios.

        The Company did not sell any equity securities during the year ended June 30, 2007 that were not registered under the Securities Act of 1933, as amended. The Company did not repurchase any securities during the fourth quarter of fiscal 2007.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

General

        The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto which appear in Item 7 of this Report.

Overview

        The Company set record revenues and increased its earnings in fiscal 2007, increasing revenues by 11.4% to $22,748,527 and net income by 9.6% to $880,990 over fiscal 2006. While the quarters in fiscal 2006 were somewhat erratic due to the hurricanes of southern Florida suffered in fiscal 2006, which affected quarterly comparative results, the yearly comparisons more accurately represent the Company’s comparative performance.

        The improved performance was led by a 21.1% increase in sales of commercial laundry equipment, a 33.8% increase in boiler sales and a 5.3% increase in parts sales, partially offset by a decrease of 8.6% in sales of dry cleaning equipment. Approximately 40.1% of the overall revenue improvement was produced by increased foreign sales due to improvements in the economies of the foreign market served by the Company, which had been weak over the last few years.

        The increase in sales offset a 8/10 of 1 percentage point decline in gross profit percentage caused by accepting larger orders which carry a smaller margin in order to remain competitive. The Company believes that its future growth will be with respect to commercial laundry equipment, which historically carries lower margins, and away from dry cleaning equipment sales, which are expected to remain subdued in coming years.

        Operating costs have remained under control, having risen by only 1.1 percentage point, mostly due to higher payroll expenses. Due to the high cost of windstorm property insurance following the hurricanes in Florida in fiscal 2006, the Company decided to self-insure against wind damage, thereby keeping costs at reasonable levels during fiscal 2007. However, effective August 15, 2007, the Company purchased windstorm property insurance on inventory and personal property at reasonable rates.

        The Company continues to strengthen its financial condition. Inventories have remained relatively constant while cash on hand increased to over $4 million at the end of fiscal 2007. The excess cash is invested in money market and overnight “sweep” accounts which, together with higher prevailing interest rates, resulted in an increase in interest income.

        In fiscal 2008, the Company will be subject to Sarbanes-Oxley section 404, which requires adequate internal controls over financial reporting. Management believes it already has adequate controls in place and should be able to meet these new regulations with a minimum investment.

        At the start of fiscal 2008, the Company reorganized a number of individual responsibilities and hired a new operations manager. These changes will strengthen the Company’s operations while allowing the Company to focus on continuing to improve its sales performance.

Liquidity and Capital Resources

        For the twelve month period ended June 30, 2007, cash increased by $1,189,712 compared to an increase of $1,524,587 during fiscal 2006.

        The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Years Ended June 30,
Net cash provided (used) by:	2007	2006
Operating activities	$1,847,801	$2,082,462
Investing activities	(95,046)	(4,582)
Financing activities	(563,043)	(553,293)

        For the twelve month period ended June 30, 2007, operating activities provided cash of $1,847,801 compared to $2,082,462 for the twelve month period ended June 30, 2006. The decrease was mostly due to a reduction in changes in assets and liabilities of $409,708, attributed mainly to a reduction of $501,329 in customer deposits, which in fiscal 2006 related to the receipt of certain large orders.

        Cash generated from operating activities during fiscal 2007 was provided by net earnings of $880,990 and non-cash expenses for depreciation and amortization of $120,479, bad debt expense of $32,183, deferred taxes of $66,105 and inventory reserves of $57,428, coupled with changes in assets and liabilities of $690,616. The cash generated by changes in assets and liabilities was mostly due to decreases in accounts, trade notes and lease receivables ($391,214) arising from large end of year shipments in fiscal 2006 which were paid for in fiscal 2007, inventories ($21,213) and other assets ($154,722). Additional cash was provided by increases in accounts payable and accrued expenses ($183,087), accrued employee expenses ($14,250) and customer deposits ($143,427). Cash was reduced by unearned income of $82,775 associated with the amortization of the initial fee received from Whirlpool in January 2005 and a decrease in taxes payable of $70,391.

        For the twelve month period of fiscal 2006, the Company generated cash through net earnings of $803,981 and non-cash expenses for depreciation and amortization of $142,453, bad debt expense of $36,731 and inventory reserves of $60,279. This cash was partially offset by a reduction in deferred taxes of $61,306. Changes in assets and liabilities provided additional cash of $1,100,324 principally due to a $644,756 increase in customer deposits, coupled with a decrease in accounts, trade notes and lease receivables ($49,630) and inventories ($98,582) and increases in accounts payable and accrued expenses ($213,708), accrued employee expenses ($295,693) and income taxes payable ($74,884). This was partially offset by an increase in other assets ($134,145) and a decrease in unearned income ($82,775).

        Investing activities for the twelve month period ended June 30, 2007, used cash of $95,046 mainly for capital expenditures of machinery and equipment and leasehold improvements ($93,846). During the same period of fiscal 2006 investing activities used cash of $4,582, as capital expenditures of $71,131 were offset by payments received on a note from the sale of the Company’s telecommunications segment ($67,857), which was fully paid in November 2005.

        Financing activities used cash of $563,043 and $553,293 for the twelve month period ended June 30, 2007 and 2006, respectively, mostly to pay cash dividends. In fiscal 2006, cash of $9,063 was received from the exercise of a stock option to purchase 10,000 shares of the Company’s common stock.

        On September 25, 2007, the Board of Directors declared a $.04 per share semi-annual dividend (or an aggregate of $281,372) payable on November 1, 2007 to stockholders of record on October 12, 2007.

        On October 30, 2006, the Company received an extension until October 30, 2007 of its existing $2,250,000 revolving line of credit facility. In addition, the Loan Agreement was amended to eliminate the requirement that 51% of the stock of the Company be owned by the Steiner family or any Steiner trust. The Company’s obligations under the facility continue to be guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. The Company has had no borrowings under this facility since May 2003. The Company intends to renew, and believes the bank will agree to renew, this line for another year.

        The Company believes that its present cash position, the cash it expects to generate from operations and, should it need cash not presently anticipated, cash borrowings available under its line of credit will be sufficient to meet its presently contemplated operational needs.

Off-Balance Sheet Financing

        The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

Results of Operations

	Year Ended June 30,
	2007	2006
Net sales	$22,091,863	$19,464,842	+13.5%
Development fees, franchise and license
fees, commissions and other	656,664	950,048	-30.9%

Total revenues	$22,748,527	$20,414,890	+11.4%

        Revenues for the year ended June 30, 2007 increased by $2,333,637 (11.4%) over fiscal 2006. The commercial laundry and dry cleaning segment increased its revenues by 12.0% primarily due to the addition of a new salesman and a $1,015,000 (40.1%) increase in foreign sales. However, the Company’s license and franchise segment experienced a decrease of 22.2% in revenues, primarily due to a reduction in royalties and new dry cleaning franchises. For the year ended June 30, 2007, sales of commercial laundry equipment increased by 21.1%, sales of boilers increased by 33.8%, and sales of spare parts increased by 5.3%. These increases were partially offset by an 8.6% decrease in sales of dry cleaning equipment. Revenues of the Brokerage and Development divisions, which are included in the commercial laundry and dry cleaning segment, each contributed less the 1% of the Company’s revenues.

        Overall expenses of the Company, including costs of sales, were 94.5% of total revenues in fiscal 2007, compared to 94.4% in fiscal 2006. The slight increase reflects the Company’s ability to maintain a control on costs.

	Year Ended June 30,
	2007	2006
As a percentage of net sales:
Cost of sales	76.7%	75.9%
As a percentage of revenues:
Selling, general and administrative expenses	19.8%	21.8%
Research and development	.2%	.1%
Total expenses	94.5%	94.4%

        Cost of goods sold, expressed as a percentage of sales, increased to 76.7% in fiscal 2007 compared to 75.9% in fiscal 2006 mostly due to some larger contracts which carry smaller margins in order to remain competitive and a change in product mix.

        Selling, general and administrative expenses increased by $50,084 (1.1%), but improved as a percentage of revenues to 19.8% in fiscal 2007 from 21.8% in fiscal 2006. The slight increase in costs can be attributed to increased payroll and travel expenses, but were offset by reductions in office expenses, professional fees and utility costs. The improvement as a percentage of revenues resulted from spreading the costs over the increased revenues.

        Research and development expenses are a small part of the Company’s total operating expenses. These expenses relate to the on-going research on the Company’s Green-Jet® and Multi-Jet® technologies and the application of these technologies to smaller machines for the dry cleaning and hotel industry.

        Interest income increased by $87,350 (115.8%) as a result of interest earned on higher outstanding bank balances and higher prevailing rates.

        The Company’s effective income tax rate increased to 37.6% in fiscal 2007 from 34.5% in fiscal 2006 mostly due to a decrease in deferred tax assets.

Inflation

        Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

        The Company leases 27,000 square feet of warehouse and office space from Sheila Steiner, who, together with her husband, William K. Steiner, Chairman of the Board of Directors and a director of the Company, are the trustees of a trust which is a principal shareholder of the Company. The lease is for a three-year period beginning November 1, 2005 at an annual rental of $94,500, with annual increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company is to bear the costs of real estate taxes, utilities, maintenance, non-structural repairs and insurance. The lease contains two three-year renewal options in favor of the Company. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

        In fiscal 2007 and 2006, the Company paid a law firm, in which a director is of counsel, $46,700 and $45,300, respectively, for legal services performed.

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

        Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent dry clean and laundry plants. The Company performs continuing credit evaluations of its customers’ financial condition and depending on the term of credit, the amount of the credit granted and management’s past history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Senior management reviews accounts and notes receivable on a regular basis to determine if any such amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve based on older aged amounts, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available to management, it believes the Company’s allowance for doubtful accounts as of June 30, 2007 is adequate. However, actual write-offs might exceed the recorded allowance.

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

        In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a two-step test for the recognition and measurement of a tax position taken on a tax return.  FIN 48 provides guidance for determining whether tax benefits may be recognized with respect to uncertain tax positions and, if recognized, the amount that may be recorded.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe FIN 48 will have a material effect on its consolidated financial statements.

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
Miami, Florida

We have audited the accompanying consolidated balance sheet of DRYCLEAN USA, Inc. and Subsidiaries (the “Company”) as of June 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DRYCLEAN USA, Inc. and Subsidiaries as of June 30, 2007 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berkovits & Company, LLP

Fort Lauderdale, Florida
August 28, 2007, except
for the second paragraph of
Note 12 as to which the date
is September 25, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DRYCLEAN USA, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of DRYCLEAN USA, Inc. and subsidiaries as of June 30, 2006, and the related consolidated statement of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statement are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DRYCLEAN USA, Inc. and subsidiaries as of June 30, 2006 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Morrison, Brown, Argiz & Farra, LLP

Miami, Florida
September 8, 2006, except
for the first paragraph of
Note 12 as to which the date
is September 26, 2006

DRYCLEAN USA, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30,	2007	2006
Assets
Current assets
Cash and cash equivalents	$4,296,415	$3,106,703
Accounts and trade notes receivable, net of allowance for
doubtful accounts of $125,000 and $130,000, respectively	1,454,987	1,878,384
Inventories, net	2,912,524	2,991,165
Deferred income taxes	99,140	141,210
Refundable income taxes	64,131	-
Other current assets	98,353	253,075

Total current assets	8,925,550	8,370,537
Equipment and improvements, net	261,872	225,643
Franchise license, trademarks and other intangible assets, net	246,812	308,474
Deferred income taxes	9,340	33,375

Total assets	$9,443,574	$8,938,029

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable and accrued expenses	$1,076,300	$893,213
Accrued employee expenses	605,383	591,133
Income taxes payable	-	70,391
Unearned income	124,162	206,937
Customer deposits	1,365,623	1,222,196

Total current liabilities	3,171,468	2,983,870

Total liabilities	3,171,468	2,983,870

Commitments and contingencies

Shareholders' equity
Preferred Stock, $1.00 par value:
Authorized shares - 200,000; none
issued and outstanding	-	-
Common stock, $0.025 par value:
Authorized shares - 15,000,000; 7,065,500,
shares issued, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	4,003,712	3,685,472
Treasury stock, 31,193 and 31,050 shares,
respectively, at cost	(3,313)	(3,020)

Total shareholders' equity	6,272,106	5,954,159

Total liabilities and shareholders' equity	$9,443,574	$8,938,029

See accompanying summary of accounting policies and notes to consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended June 30,	2007	2006
Revenues:
Net sales	$22,091,863	$19,464,842
Development fees, franchise and license fees, commissions
and other	656,664	950,048

Total	22,748,527	20,414,890

Cost of sales	16,952,633	14,778,382
Selling, general and administrative expenses	4,506,053	4,455,969
Research and development expenses	41,910	27,805

Total	21,500,596	19,262,156

Operating income	1,247,931	1,152,734

Other income:
Interest income	162,793	75,443

Earnings before income taxes	1,410,724	1,228,177
Provision for income taxes	529,734	424,196

Net earnings	$880,990	$803,981

Net earnings per share
Basic	$.13	$.11
Diluted	$.13	$.11

Weighted average number of shares of
common stock outstanding:
Basic	7,034,390	7,026,950
Diluted	7,037,846	7,031,710

See accompanying summary of accounting policies and notes to consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

	Common Stock		Additional Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2005	7,055,500	$176,388	$2,081,763	31,050	$(3,020)	$3,443,847	$5,698,978
Stock options exercised	10,000	250	8,813	-	-	-	9,063
Tax benefit from stock option exercise	-	-	4,493	-	-	-	4,493
Dividends paid	-	-	-	-	-	(562,356)	(562,356)
Net earnings	-	-	-	-	-	803,981	803,981

Balance at June 30, 2006	7,065,500	176,638	2,095,069	31,050	(3,020)	3,685,472	5,954,159
Purchase of treasury stock	-	-	-	143	(293)	-	(293)
Dividends paid	-	-	-	-	-	(562,750)	(562,750)
Net earnings	-	-	-	-	-	880,990	880,990

Balance at June 30, 2007	7,065,500	$176,638	$2,095,069	31,193	$(3,313)	$4,003,712	$6,272,106

See accompanying summary of accounting policies and notes to consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended June 30,	2007	2006
Operating activities:
Net income	$880,990	$803,981
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	120,479	142,453
Bad debt expense	32,183	36,731
Inventory reserve	57,428	60,279
Provision (benefit) for deferred income taxes	66,105	(61,306)
(Increase) decrease in operating assets:
Accounts, trade notes and lease receivables	391,214	49,630
Inventories	21,213	38,573
Refundable income taxes	(64,131)	-
Other current assets	154,722	(134,145)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	183,087	213,708
Accrued employee expenses	14,250	295,693
Unearned income	(82,775)	(82,775)
Customer deposits	143,427	644,756
Income taxes payable	(70,391)	74,884

Net cash provided by operating activities	1,847,801	2,082,462

Investing activities:
Payments received on note receivable	-	67,857
Capital expenditures	(93,846)	(71,131)
Patent expenditures	(1,200)	(1,308)

Net cash used by investing activities	(95,046)	(4,582)

Financing activities:
Proceeds from exercise of stock options	-	9,063
Dividends paid	(562,750)	(562,356)
Purchase of treasury stock	(293)	-

Net cash used in financing activities	(563,043)	(553,293)

Net increase in cash and cash equivalents	1,189,712	1,524,587
Cash and cash equivalents at beginning of year	3,106,703	1,582,116

Cash and cash equivalents at end of year	$4,296,415	$3,106,703

Supplemental Information:
Cash paid for:
Income taxes	$598,151	$385,444

See accompanying summary of accounting policies and notes to consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business	DRYCLEAN USA, Inc. and subsidiaries (collectively, the “Company”) sell commercial and industrial laundry and dry cleaning equipment, boilers and replacement parts; sell individual and area franchises under the DRYCLEAN USA name; and act as a business broker in connection with the purchase and sale of retail dry cleaning stores and coin laundries.

The Company primarily sells to customers located in the United States, the Caribbean and Latin America.

Principles of Consolidation	The accompanying consolidated financial statements include the accounts of DRYCLEAN USA, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition	Sales of products are generally shipped FOB origin and revenue is recorded as they are shipped. Shipping, delivery and handling fee income of approximately $974,000 and $581,000 for the years ended June 30, 2007 and 2006, respectively, are included in revenues in the consolidated financial statements. Shipping, delivery and handling costs are included in cost of sales. Commissions and development fees are recorded when earned. Individual franchise arrangements include a license and provide for the payment of initial fees for the granting of the franchise. Royalty fees are generated for the use of the name DRYCLEAN USA®. Initial franchise fees are generally recorded upon the opening of the franchise store. Continuing royalty fees are recorded when earned. Royalty fees recognized in fiscal 2007 and 2006 were approximately $197,000 and $241,000, respectively.

Customer deposits represent primarily amounts received from customers for future delivery of equipment or services. In January 2005, the Company signed an exclusive license agreement with Whirlpool Corporation, licensing the use of the Company’s patent technology on home appliances. Whirlpool Corporation paid to the Company $350,000, including $331,100 as a one time up front fee for the exclusive license, and is to pay royalties during the three year period following the introduction of Whirlpool Corporation manufactured products using the licensed technology. After this period, Whirlpool Corporation will retain a non-exclusive license and the Company is free to license its technology to other manufacturers. Unearned income represents the $331,100 fee for the exclusive license which is being amortized over 48 months, the life of the contract. At June 30, 2007, $124,162 remained to be amortized.

Accounts and Trade Notes Receivable	Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent dry cleaning and laundry plants. The Company performs continuing credit evaluations of its customers’ financial condition and, depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as

DRYCLEAN USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

collateral for the receivable. Senior management reviews accounts and notes receivable on a regular basis to determine if any amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available, management believes the Company’s allowance for doubtful accounts as of June 30, 2007 and 2006 is adequate. However, actual write-offs might exceed the recorded allowance.

Inventories	Inventories consist principally of equipment and spare parts. Equipment is valued at the lower of cost, determined on the specific identification method, or market. Spare parts are valued at the lower of average cost or market.

Equipment, Improvements and Depreciation	Property and equipment are stated at cost. Depreciation and amortization are calculated on accelerated and straight-line methods over lives of five to seven years for furniture and equipment and the lesser of ten years or the life of the lease for leasehold improvements for both financial reporting and income tax purposes, except that leasehold improvements are amortized over 31 years for income tax purposes. Repairs and maintenance costs are expensed as incurred.

Franchise License, Trademark and Other Intangible Assets	Franchise license, trademark, and other intangible assets are stated at cost lessaccumulated amortization. These assets are amortized on a straight-line basis over the estimated future periods to be benefited (10-15 years). Patents are amortized over the shorter of the patent’s useful life or legal life from the date such patent is granted. The Company reviews the recoverability of intangible assets based primarily upon an analysis of undiscounted cash flows expected to be generated from the acquired assets. In the event the expected future net cash flows should become less than the carrying amount of the assets, an impairment loss will be recorded in the period such determination is made, based on the fair value of the related assets.

Asset Impairments	The Company accounts for long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

DRYCLEAN USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Income Taxes	The Company utilizes the asset and liability method wherein deferred taxes are recognized for differences between consolidated financial statement and income tax bases of assets and liabilities.

Cash Equivalents	Cash equivalents include all highly liquid investments with original maturities of three months or less.

Estimates	The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Based Compensation	The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan are the Company’s only stock-based compensation plans. The 2000 Stock Option Plan authorizes the grant (until May 2, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants. No options were outstanding under the 2000 Stock Option Plan on June 30, 2007 and 2006. The 1994 Non-Employee Director Stock Option Plan terminated as to future grants on August 23, 2004, but options to purchase 20,000 shares remain outstanding thereunder.

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

Under the modified prospective approach, SFAS 123(R) applies to new grants and to grants that were outstanding on December 31, 2005 to the extent not yet vested. Since no new options were granted during the years ended June 30, 2006 and 2007 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized under SFAS 123(R) during the years ended June 30, 2007 and 2006. Prior periods are not required to be restated to reflect the impact of adopting the new standard. No compensation cost would have been recognized under the provisions of SFAS 123(R) had SFAS 123(R) been in effect as to the Company during any of the periods reported in this Report.

Earnings Per Share	Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding during each year. Securities having an anti-dilutive effect on earnings per share are excluded from the calculations.

DRYCLEAN USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Advertising Costs	The Company expenses the cost of advertising as of the first date an advertisement is run. The Company expensed approximately $130,000 and $132,000 of advertising costs for the years ended June 30, 2007 and 2006, respectively.

Fair Value of Financial Instruments	The Company’s financial instruments consist principally of cash and cash equivalents, accounts and trade notes receivable, lease receivables, notes receivable, accounts payable and accrued expenses. Due to their relatively short-term nature or variable rates, the carrying amounts of such financial instruments, as reflected in the accompanying consolidated balance sheets, approximate their estimated fair value. Their estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

Customer Deposits	Customer deposits represent advances paid by certain customers when placing orders for equipment with the Company. These deposits are generally non-refundable.

New Accounting Pronouncements	In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” EITF 06-3 requires an entity to disclose its policy for presenting taxes assessed on revenue-producing transaction between a seller and customer. Such taxes may include sales, use, and some excise taxes, among others. EITF 06-3 is effective for interim and annual periods ending after December 15, 2006 with early application permitted. For the periods presented in this Report, the Company has presented such taxes net. The implementation of EITF 06-3 did not have an effect on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a two-step test for the recognition and measurement of a tax position taken on a tax return. FIN 48 provides guidance for determining whether tax benefits may be recognized with respect to uncertain tax positions and, if recognized, the amount that may be recorded. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe FIN 48 will have a material effect on its consolidated financial statements.

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

Reclassification	Certain items in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

DRYCLEAN USA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

2. Inventories	Inventories are comprised of:

June 30,	2007	2006
Equipment	$1,983,876	$2,082,243
Parts	971,499	1,009,201

	2,955,375	3,091,444
Less reserve	(42,851)	(100,279)

	$2,912,524	$2,991,165

The Company has provided reserves of $42,851 and $100,279 for the years ended June 30, 2007 and 2006, respectively, against slow moving inventory. For the year ended June 30, 2007, the Company wrote-off $57,428 in slow moving inventory. There was no write-off in fiscal 2006.

3. Equipment and Improvements	Major classes of equipment and improvements consist of the following:

June 30,	2007	2006
Furniture and equipment	$808,407	$770,430
Leasehold improvements	429,158	377,665

	1,237,565	1,148,095
Less accumulated depreciation and
amortization	(975,693)	(922,452)

	$261,872	$225,643

Depreciation and amortization of equipment and improvements amounted to $52,346 and $75,840 for the years ended June 30, 2007 and 2006, respectively.

4. Intangible Assets	Franchise license, trademarks and other intangible assets consist of the following:

	Estimated Useful Lives (in years)	June 30, 2007	June 30, 2006
Franchise license agreements	10	$529,500	$529,500
Trademarks, patents and
Tradenames	10-15	217,354	211,779

		746,854	741,279
Less accumulated amortization		(500,042)	(432,805)

		$246,812	$308,474

Amortization expense amounted to $68,132 in fiscal 2007 and $66,613 in fiscal 2006.

5. Income Taxes	The following are the components of income taxes (benefit):

Years ended June 30,	2007	2006
Current
Federal	$395,865	$414,174
State	67,764	71,328

	463,629	485,502

Deferred
Federal	56,443	(52,346)
State	9,662	(8,960)

	66,105	(61,306)

	$529,734	$424,196

The reconciliation of income tax expense computed at the Federal statutory tax rate of 34% to income taxes (benefit) is as follows:

Years ended June 30,	2007	2006
Tax at the statutory rate	$479,646	$417,582
State income taxes,
net of federal benefit	51,102	41,163
Other	(1,014)	(34,549)

	$529,734	$424,196

Deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes. Significant components of the Company’s current and noncurrent deferred tax assets and liabilities are as follows:

Years ended June 30,	2007	2006
Current deferred tax asset:
Allowance for doubtful accounts	$47,038	$48,919
Inventory capitalization	49,591	66,462
Other	2,511	25,829

	99,140	141,210

Noncurrent deferred tax asset (liability):
Equipment and improvements	(44,337)	(18,619)
Franchise, trademarks and other
intangible assets	53,677	51,994

	9,340	33,375

Total net deferred income tax asset	$108,480	$174,585

6.	Credit Agreement and Term Loan	The Company is a party to a bank loan agreement which provides the Company with a revolving credit facility of $2,250,000, including a $1,000,000 letter of credit subfacility and $250,000 foreign exchange subfacility. On October 30, 2006, the Loan Agreement was amended to eliminate the requirement that the Company maintain windstorm insurance coverage, thereby enabling the Company to self insure against windstorm damages. On October 30, 2005, the Loan Agreement was amended to eliminate the requirement that 51% of the common stock of the Company be owned by the Steiner family or any Steiner Trust. Borrowings under the revolving credit facility bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate, are guaranteed by all of the Company’s subsidiaries and are collateralized by substantially all of the Company’s and its subsidiaries’ assets. The revolving credit facility matures October 30, 2007. At June 30, 2007 and 2006, there were no outstanding borrowings, letters of credit or foreign exchange contracts outstanding under the line of credit. The loan agreement requires maintenance of certain debt service coverage and leverage ratios and contains other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at June 30, 2007 and 2006.

7.	Related Party Transactions	The Company leases warehouse and office space under an operating lease from Sheila Steiner, who, together with her husband, William K. Steiner, Chairman of the Board of Directors and a director of the Company, are trustees of a trust which is a principal shareholder of the Company. Annual rental expense under this lease was $96,400 in fiscal 2007 and $90,700 in fiscal 2006.

The lease provides for a three-year term that commenced on November 1, 2005 at an annual rental of $94,500, with annual increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears the cost of real estate taxes, utilities, maintenance, non-structural repairs and insurance. The lease contains two three-year renewal options in favor of the Company. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

The Company paid a law firm, in which a director is of counsel, $46,700 and $45,300 in fiscal 2007 and 2006, respectively, for legal services performed.

8.	Concentrations of Credit Risk	The Company places its excess cash in overnight deposits with a large national bank and a large broker firm. At times, such deposits have exceeded insured limits. Concentration of credit risk with respect to trade and lease receivables is limited due to a large customer base. Based on the Company’s credit evaluation, trade receivables may be collateralized by the equipment sold.

9.	Commitments	In addition to the warehouse and office space leased from the wife of an officer and director who, together, are trustees of a trust which is a principal shareholder (see Note 7), the Company leases two additional office and warehouse facilities from unrelated third parties under operating leases expiring in March and December 2008, respectively. As of June 30, 2007, the Company is also obligated under a lease for a future dry cleaning store, for a sum of $33,600 in annual base rent per year for the next five years. The Company anticipates assigning the lease to a dry cleaning franchisee or another customer when the leased facility is available for occupancy.

Minimum future rental commitments for leases in effect at June 30, 2007 approximates the following:

Years ending June 30,

2008	$181,700
2009	86,500
2010	33,600
2011	33,600
2012	33,600
Thereafter	16,800

Total	$385,800

Rent expense aggregated $179,503 and $169,278 for the years ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, the Company had no outstanding letters of credit.

The Company, through its manufacturers, provides parts warranties for products sold. These warranties are the responsibility of the manufacturer. As such, warranty related expenses are insignificant to the consolidated financial statements.

10.	Deferred Compensation Plan	The Company has a participatory deferred compensation plan wherein it matches employee contributions up to 2% of an eligible employee’s yearly compensation. Employees are eligible to participate in the plan after one year of service. The Company contributed approximately $12,600 and $9,700 to the Plan during fiscal 2007 and fiscal 2006, respectively. The plan is tax deferred under Section 401(k) of the Internal Revenue Code.

11.	Earnings Per Share	The following reconciles the components of the earnings per share computation:

Year ended June 30, 2007

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Net earnings	$880,990	7,034,390	$.13

Effect of dilutive securities:
Stock options	-	3,456	-

	$880,990	7,037,846	$.13

Year ended June 30, 2006

Net earnings	$803,981	7,026,950	$.11

Effect of dilutive securities:
Stock options	-	4,760	-

	$803,981	7,031,710	$.11

There were no options excluded in the computations of earnings per share in fiscal 2007 and 2006.

12.	Dividends	The Company paid semi-annual dividends of $.04 per share during each of fiscal 2007 and 2006.

On September 25, 2007, the Board of Directors declared a $.04 per share semi-annual dividend (or an aggregate of $281,372) payable on November 1, 2007 to shareholders of record on October 12, 2007.

13.	Stock Options	The Company’s 2000 Stock Option Plan authorizes the grant (until May 2, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants. The Company also has a 1994 Non-Employee Director Stock Option Plan which terminated as to future grants on August 23, 2004, but under which options to purchase 20,000 shares remain outstanding.

Pursuant to the Company’s 2000 Stock Option Plan, the Company may grant incentive stock options and nonqualified stock options. Options under the 2000 Stock Option Plan must be granted at an exercise price of at least 100% of the market value of the Company’s common stock on the date of grant, may have a maximum term of 10 years and are not transferable. However, incentive stock options granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by the Company must have an exercise price of at least 110% of the fair market value of the Company’s common stock on the date of the grant and may not have a term of more than five years. Incentive stock options granted under the 2000 Stock Option Plan are subject to the limitation that the aggregate fair market value (determined as of the date of grant) of those options which may first become exercisable in any calendar year cannot exceed $100,000.

Generally, options granted to date had become exercisable, on a cumulative basis, as to one-fourth of the shares covered thereby on each of the first four anniversaries of grant. Generally, options terminate three months following termination of service (except generally one year in the case of termination of service by reason of death or disability). Options granted under the plan also terminate upon a merger in which the Company is not the surviving corporation or in which shareholders before the merger cease to own at least 50% of the combined voting power in the elections of directors of the surviving corporation, the sale of substantially all of the Company’s assets or the liquidation or dissolution of the Company, unless another provision is made by the board of directors.

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

In April 2006, a director exercised options under the 1994 Non-Employee Director Stock Option Plan to purchase 10,000 shares of the Company’s common stock at an exercise price of $.91 per share.

A summary of options under the Company’s stock option plans as of June 30, 2007, and changes during the year then ended is presented below:

Year Ended June 30, 2007	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	20,000	$1.45
Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding at end of year	20,000	$1.45
Options exercisable at year-end	20,000	$1.45
Options available for future grant at year-end	500,000

Year Ended June 30, 2006	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	30,000	$1.27
Granted	-	-
Exercised	(10,000)	.91
Expired	-	-

Outstanding at end of year	20,000	$1.45

Options exercisable at year-end	20,000	$1.45

The following table summarizes information about outstanding stock options at June 30, 2007:

Exercise Prices	Number Outstanding at 6/30/07	Remaining Contractual Life	Exercise Prices	Number Exercisable at 6/30/07	Exercise Price

$.91	10,000	1.3 years	$.91	10,000	$.91
$2.00	10,000	1.9 years	$2.00	10,000	$2.00

14.	Segment Information	The Company’s reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Corp. and DRYCLEAN USA Development Corp., wholly-owned subsidiaries of the Company, comprise the commercial and industrial laundry and dry cleaning equipment segment. Steiner-Atlantic Corp. sells commercial and industrial laundry and dry cleaning equipment and steam boilers to customers in the United States, the Caribbean and Latin American markets. Steiner-Atlantic Brokerage Corp. acts as a business broker to assist others seeking to buy or sell existing dry cleaning and coin laundry businesses. DRYCLEAN USA Development Corp. develops turn-key dry cleaning establishments for resale to third parties.

DRYCLEAN USA License Corp. comprises the license and franchise operations segment.

The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

Financial information for the Company’s business segments is as follows:

Year ended June 30,	2007	2006

Revenues:
Commercial and industrial laundry and dry
cleaning equipment	$22,484,383	$20,075,224
License and franchise operations	264,144	339,666

Total revenues	$22,748,527	$20,414,890

Operating income (loss):
Commercial and industrial laundry
and dry cleaning equipment	$1,353,391	$1,176,438
License and franchise operations	185,022	252,548
Corporate	(290,482)	(276,252)

Total operating income	$1,247,931	$1,152,734

Identifiable assets:
Commercial and industrial laundry
and dry cleaning equipment	$8,712,151	$8,052,901
License and franchise operations	554,518	668,828
Corporate	176,905	216,300

Total assets	$9,443,574	$8,938,029

For the years ended June 30, 2007 and 2006, export revenues, principally to the Caribbean and Latin America, aggregated approximately $3,684,000 and $2,739,000, respectively, of which approximately $3,548,000 and $2,533,000, respectively, related to the commercial and industrial laundry and dry cleaning equipment segment. All such sales are denominated in U.S. Dollars and, accordingly, the Company is not exposed to risks of foreign currency fluctuations as a result of such sales.

One customer accounted for approximately 11% of the Company’s revenues in fiscal 2007. Another customer accounted for approximately 17% of the Company’s revenue in fiscal 2006.

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

        The following information is presented with respect to the background of each of the directors and executive officers of the Company:

        Michael S. Steiner, 51, has been President, Chief Executive Officer and a director of the Company since November 1998 and of Steiner since 1988.

        William K. Steiner, 77, has been a director of the Company since November 1998 and Chairman of the Board of Steiner since he founded Steiner in 1960.

        Venerando J. Indelicato, 74, was President of the Company from December 1967 until November 1998 and has been Treasurer and Chief Financial Officer of the Company since December 1969.

        Alan I. Greenstein, 51, has been Executive Vice President and Chief Operating Officer of Steiner since May 2004. From October 1995 until it was sold in 2000, he was President and principal stockholder of Professional Cleaners, Inc., an operator of a south Florida chain of dry cleaning and laundry stores. From February 2001 to September 2004, Mr. Greenstein was Vice President and a principal shareholder of South Florida Transport, Inc., a south Florida Thrifty Car rental franchise. In October 2004, South Florida Transport, Inc. filed a Chapter 11 bankruptcy proceeding, which subsequently converted to Chapter 7 liquidation. Mr. Greenstein believes the heavy losses from the hurricanes that hit Florida in the summer of 2004 were the cause for South Florida Transport, Inc.'s financial problems. Since he joined Steiner, Mr. Greenstein has been a full time employee of Steiner.

        Lloyd Frank, 82, has been a director of the Company since 1977. Mr. Frank has been of counsel to the law firm of Troutman Sanders LLP since April 2005. Prior thereto, Mr. Frank was a member of the law firm of Jenkens & Gilchrist Parker Chapin LLP and its predecessor from 1977 until the end of 2003 and of counsel to that firm from January 2004 until March 2005. The Company retained Troutman Sanders LLP during the Company’s last fiscal year and is retaining that firm during the Company’s current fiscal year. Mr. Frank is also a director of Park Electrochemical Corp. and Volt Information Sciences, Inc.

        David Blyer, 47, has served as a director of the Company since November 1998. Mr. Blyer has been Co-Chairman of Profiles in Concrete, Inc., a manufacturer and installer of architectural cast stone for residential and commercial construction markets, since January 2005. From July 2002 until January 2005, Mr. Blyer was an independent consultant. Mr. Blyer was Chief Executive Officer and President of Vento Software, Inc., a developer of software for specialized business applications, from 1994, when he co-founded that company, until November 1999, when the company was acquired by SPSS Inc, a computer software company that develops and distributes technology for the analysis of data in decision making. From November 1999 until December 2000, Mr. Blyer served as Vice President of Vento Software, Inc., and, from January 2001 until July 2002, served as President of the Enabling Technology Division of SPSS Inc.

        Alan M. Grunspan, 47, has served as a director of the Company since May 1999. Since 2004, Mr. Grunspan has been a member of the law firm of Carlton Fields, PA. Prior thereto, Mr. Grunspan was a member of the law firm of Kaufman Dickstein & Grunspan P. A. from 1991 until 2004.

        Stuart Wagner, 75, has served as a director of the Company since November 1998. Mr. Wagner has been retired since 1999. From 1975 to 1997, Mr. Wagner served as President of Wagner Products Corp., a manufacturer and distributor of products in the HVAC industry, a company which he founded, and served as a consultant to Diversified Corp., which acquired Wagner Products Corp., from 1997 until 1999 .

    Mr.        Michael S. Steiner is the son of Mr. William K. Steiner. There are no other family relationships among any of the directors and executive officers of the Company. All directors serve until the next annual meeting of stockholders and until the election and qualification of their respective successors. All officers serve at the pleasure of the Board of Directors.

        The balance of the information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 10.	Executive Compensation.

        The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth certain information, as at June 30, 2007, with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	20,000	(a)	$1.45	500,000	(b)

Equity compensation plans not
approved by security holders	0		-	0

Total	20,000		$1.45	500,000

(a)	All options were granted under the Company’s 1994 Non-Employee Director Stock Option Plan under which no future options may be granted.

(b)	Represents shares available for future grant under the Company’s 2000 Stock Option Plan (the “2000 Plan”), which permits the grant of options to employees and directors of, and consultants to, the Company. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the 2000 Plan will again be available for the grant of options under the 2000 Plan.

        The balance of the information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 12.	Certain Relationships and Related Transactions.

        The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 13.	Exhibits.

3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1963. (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 000-9040.)

3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968. (Exhibit 4.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 000-9040.)

3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983. (Exhibit 4.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 000-9040.)

3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986. (Exhibit 4.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 000-9040.)

3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986. (Exhibit 4.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 000-9040.)

3(a)(6)	Certificate of Ownership and Merger of Design Development Incorporated into the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1998. (Exhibit 4.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 000-9040.)

3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998. (Exhibit 4.1(g) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 000-9040.)

3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999. (Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, File No. 001-14757.)

3(b)	By-Laws of the Company, as amended. (Exhibit 4.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, File No. 000-9040.)

4(a)(1)(A)	Loan and Security Agreement, dated as of December 19, 2001, from the Company in favor of Wachovia Bank, National Association, formerly named First Union National Bank (“Wachovia”). (Exhibit 4.1(a) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757).

4(a)(1)(B)	Letter agreement dated September 23, 2002 between the Company and Wachovia (Exhibit 4(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002, File No. 001-14757).

4(a)(1)(C)	Letter agreement dated October 11, 2002 between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 001-14757).

4(a)(1)(D)	Letter agreement dated October 22, 2003 between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. File No. 001-14757.)

4(a)(1)(E)	Letter agreement, dated October 28, 2004, between the Company and Wachovia, extending the Company’s revolving credit facility. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 001-14757.)

4(a)(1)(F)	Letter agreement, dated October 28, 2004, between the Company and Wachovia, eliminating the borrowing base restriction on borrowings under the Company’s revolving credit facility. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 001-14757.)

4(a)(1)(G)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)

4(a)(1)(H)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)

4(a)(2)	Revolving Credit Note, dated as of December 19, 2001, from the Company in favor of Wachovia. (Exhibit 4.1(c) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757).

4(a)(3)	Guaranty and Security Agreement, dated as of December 19, 2001, from Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Company, DRYCLEAN USA Development Corp. and DRYCLEAN USA License Corp., subsidiaries of the Company, in favor of Wachovia. (Exhibit 4.1(d) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757).

10(a)	Commercial lease dated September 9, 2005 between Steiner and William K. Steiner with respect to Steiner’s facilities located at 290 NE 68 Street, 296 NE 67 Street and 277 NE 67 Street, Miami, Florida. (Exhibit 10(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005, File No. 001-14757.)

10(b)(1)+	The Company's 1994 Non-Employee Director Stock Option Plan. (Exhibit A to the Company's Proxy Statement dated October 14, 1994 used in connection with the Company's 1994 Annual Meeting of Stockholders, File No. 000-9040.)

10(b)(2)+	The Company's 2000 Stock Option Plan. (Exhibit 99.1 to the Company's Registration Statement on Form S-8, File No. 333-37582.)

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 001-14757)

21	Subsidiaries of the Company. (Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 001-14757.)

*23(a)	Consent of Berkovits & Company, LLP.

*23(b)	Consent of Morrison, Brown, Argiz & Farra, LLP.

*31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

+	Management contract or compensatory plan or arrangement.

Item 14.	Principal Accountant Fees and Services.

        The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRYCLEAN USA, Inc.

Dated: September 26, 2007
By: /s/ Michael S. Steiner
Michael S. Steiner
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael S. Steiner	President, Chief Executive Officer	September 26, 2007
Michael S. Steiner	(Principal Executive Officer) and
Director

/s/ Venerando J. Indelicato	Chief Financial Officer	September 26, 2007
Venerando J. Indelicato	(Principal Financial and Accounting
Officer) and Director

/s/ David Blyer	Director	September 26, 2007
David Blyer

/s/ Lloyd Frank	Director	September 26, 2007
Lloyd Frank

/s/ Alan M. Grunspan	Director	September 26, 2007
Alan M. Grunspan

/s/ William K. Steiner	Director	September 26, 2007
William K. Steiner

/s/ Stuart Wagner	Director	September 26, 2007
Stuart Wagner

EXHIBIT INDEX

Exhibit No.	Description

3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1963. (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 000-9040.)

3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968. (Exhibit 4.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 000-9040.)

3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983. (Exhibit 4.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 000-9040.)

3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986. (Exhibit 4.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 000-9040.)

3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986. (Exhibit 4.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 000-9040.)

3(a)(6)	Certificate of Ownership and Merger of Design Development Incorporated into the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1998. (Exhibit 4.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 000-9040.)

3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998. (Exhibit 4.1(g) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 29, 1998, File No. 000-9040.)

3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999. (Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, File No. 001-14757.)

3(b)	By-Laws of the Company, as amended. (Exhibit 4.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, File No. 000-9040.)

4(a)(1)(A)	Loan and Security Agreement, dated as of December 19, 2001, from the Company in favor of Wachovia Bank, National Association, formerly named First Union National Bank (“Wachovia”). (Exhibit 4.1(a) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757).

4(a)(1)(B)	Letter agreement dated September 23, 2002 between the Company and Wachovia (Exhibit 4(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002, File No. 001-14757).

4(a)(1)(C)	Letter agreement dated October 11, 2002 between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 001-14757).

4(a)(1)(D)	Letter agreement dated October 22, 2003 between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. File No. 001-14757.)

4(a)(1)(E)	Letter agreement, dated October 28, 2004, between the Company and Wachovia, extending the Company’s revolving credit facility. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 001-14757.)

4(a)(1)(F)	Letter agreement, dated October 28, 2004, between the Company and Wachovia, eliminating the borrowing base restriction on borrowings under the Company’s revolving credit facility. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 001-14757.)

4(a)(1)(G)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)

4(a)(1)(H)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)

4(a)(2)	Revolving Credit Note, dated as of December 19, 2001, from the Company in favor of Wachovia. (Exhibit 4.1(c) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757).

4(a)(3)	Guaranty and Security Agreement, dated as of December 19, 2001, from Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Company, DRYCLEAN USA Development Corp. and DRYCLEAN USA License Corp., subsidiaries of the Company, in favor of Wachovia. (Exhibit 4.1(d) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757).

10(a)	Commercial lease dated September 9, 2005 between Steiner and William K. Steiner with respect to Steiner’s facilities located at 290 NE 68 Street, 296 NE 67 Street and 277 NE 67 Street, Miami, Florida. (Exhibit 10(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005, File No. 001-14757.)

10(b)(1)+	The Company's 1994 Non-Employee Director Stock Option Plan. (Exhibit A to the Company's Proxy Statement dated October 14, 1994 used in connection with the Company's 1994 Annual Meeting of Stockholders, File No. 000-9040.)

10(b)(2)+	The Company's 2000 Stock Option Plan. (Exhibit 99.1 to the Company's Registration Statement on Form S-8, File No. 333-37582.)

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 001-14757)

21	Subsidiaries of the Company. (Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 001-14757.)

*23(a)	Consent of Berkovits & Company, LLP.

*23(b)	Consent of Morrison, Brown, Argiz & Farra, LLP.

*31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

+	Management contract or compensatory plan or arrangement.