Form 10QSB
period 2007-09-30
DRYCLEAN USA INC
filed 2007-11-13
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-9040

DRYCLEAN USA, Inc.
(Exact name of small business issuer as specified in its charter)

DELAWARE	11-2014231
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

290 N.E. 68 Street, Miami, Florida 33138
(Address of principal executive offices)

(305) 754-4551
(Issuer’s telephone number)

Not Applicable
(Former name)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒          No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).          Yes              No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share – 7,034,307 shares outstanding as of November 9, 2006.

Transitional Small Business Disclosure Format:     Yes              No ☒

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

DRYCLEAN USA, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	For the three months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Net sales	$ 4,568,051	$ 5,789,740
Development fees, franchise and license fees, commissions and other income	168,593	122,458
Total revenues	4,736,644	5,912,198

Cost of sales	3,462,795	4,499,939
Selling, general and administrative expenses	1,143,516	1,138,629
Research and development expenses	2,640	10,525
	4,608,951	5,649,093
Operating income	127,693	263,105
Interest income	49,716	38,152
Interest expense	(837)	-
Earnings before income taxes	176,572	301,257
Provision for income taxes	63,528	114,478
Net earnings	$ 113,044	$ 186,779

Basic and diluted earnings per share	$ .02	$ .03

Weighted average number of shares: of common stock outstanding
Basic	7,034,307	7,034,450
Diluted	7,037,585	7,037,493

DRYCLEAN USA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2007	June 30, 2007
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 3,053,935	$ 4,296,415
Accounts and trade notes receivable, net	2,099,258	1,454,987
Inventories Refundable income taxes	3,572,547 23,095	2,912,524 64,131
Deferred income taxes	93,407	99,140
Other current assets	157,424	98,353
Total current assets	8,999,666	8,925,550

Equipment and improvements, net	252,065	261,872
Franchise, trademarks and other intangible assets, net	231,591	246,812
Deferred income taxes	11,331	9,340

	$ 9,494,653	$ 9,443,574

DRYCLEAN USA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND
SHAREHOLDERS’ EQUITY

	September 30, 2007	June 30, 2007
	(Unaudited)
Current Liabilities
Accounts payable and accrued expenses	$ 1,277,112	$ 1,076,300
Accrued employee expenses	288,389	605,383
Unearned income	103,469	124,162
Customer deposits	1,440,533	1,365,623
Dividends payable	281,372	-

Total current liabilities	3, 390,875	3,171,468

Total liabilities	3, 390,875	3,171,468

Shareholders’ Equity
Preferred Stock, $1.00 par value: Authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $0.025 par value: Authorized shares – 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	3,835,384	4,003,712
Treasury stock, 31,193 shares at cost	(3,313)	(3,313)

Total shareholders’ equity	6, 103,778	6,272,106

	$ 9,494,653	$ 9,443,574

DRYCLEAN USA, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the three months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Operating activities:
Net earnings	$ 113,044	$ 186,779
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	34,565	30,209
Bad debt expense Provision for deferred income taxes	333 3,742	1,117 -
(Increase) decrease in operating assets:
Accounts, trade notes and lease receivables	(644,604)	(94,946)
Inventories Refundable income taxes	(660,023) 41,036	(105,940) -
Other current assets	(59,071)	(46,534)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	200,812	563,011
Customer deposits and other	74,910	(425,815)
Income taxes payable	-	(46,989)
Unearned income	(20,693)	(20,693)
Accrued employee expenses	(316,994)	(259,679)
Net cash used by operating activities	(1,232,943)	(219,480)
Investing activities:
Capital expenditures, net	(9,537)	(52,516)
Net cash provided (used) by financing activities	-	-
Net decrease in cash and cash equivalents	(1,242,480)	(271,996)
Cash and cash equivalents at beginning of period	4,296,415	3,106,703

Cash and cash equivalents at end of period	$ 3,053,935	$ 2,834,707

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$ 125,000	$ 161,467
Dividends declared but not yet paid	$ 281,372	$ 281,378

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1) – General: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007. The June 30, 2007 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB as of that date.

Note (2) – Earnings Per Share: Basic and diluted earnings per share for the three months ended September 30, 2007 and 2006 are computed as follows:

	For the three months ended September 30,
	2007	2006
Basic
Net earnings	$ 113,044	$ 186,779
Weighted average shares outstanding	7,034,307	7,034,450
Basic earnings per share	$ .02	$ .03
Diluted
Net earnings	$113,044	$186,779
Weighted average shares outstanding	7,034,307	7,034,450
Plus incremental shares from assumed exercise of stock options	3,278	3,043
Diluted weighted average common shares	7,037,585	7,037,493
Diluted earnings per share	$ .02	$ .03

At September 30, 2007 and 2006, there were outstanding options to purchase 10,000 shares of the Company’s common stock which were excluded in the computation of earnings per share because the exercise price of the options was at least the average market price of the Company’s common stock for the period.

Note (3) – Revolving Credit Line: On October 22, 2007, the Company received an extension until October 30, 2008 of its existing $2,250,000 revolving line of credit facility. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at September 30, 2007 or June 30, 2007.

Note (4) - Stock-Based Compensation Plans: The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan are the Company’s only stock-based compensation plans. The 2000 Stock Option Plan authorizes the grant (until May 2, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants, of which no options were outstanding on September 30, 2007. The 1994 Non-Employee Director Stock Option Plan terminated as to future grants on August 23, 2004, but options to purchase 20,000 shares remain outstanding thereunder.

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

Under the modified prospective approach, SFAS 123(R) applies to new grants and to grants that were outstanding on December 31, 2005 to the extent not yet vested. Since no new options were granted during the quarters ended September 30, 2007 and 2006 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized under SFAS 123(R) during the quarters ended September 30, 2007 and 2006. Prior periods are not required to be restated to reflect the impact of adopting the new standard.

Note (5) - Cash Dividends: The following table sets forth information concerning the cash dividends declared by the Company’s Board of Directors during the periods covered by this Report:

Declaration Date	Payment Date	Record Date	Per Share Amount	Total Amount
September 25, 2007	November 1, 2007	October 12, 2007	$.04	$281,372
March 29, 2007	May 1, 2007	April 13, 2007	$.04	$281,372
September 26, 2006	November 1, 2006	October 13, 2006	$.04	$281,378
March 31, 2006	May 1, 2006	April 14, 2006	$.04	$281,378
September 23, 2005	November 1, 2005	October 14, 2005	$.04	$280,978

Note (6) Segment Information: The Company’s reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

Financial information for the Company’s business segments is as follows:

	For the three months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment	$ 4,659,934	$ 5,860,490
License and franchise operations	76,710	51,708
Total revenues	$ 4,736,644	$ 5,912,198

Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment	$ 162,987	$ 307,644
License and franchise operations	53,302	35,638
Corporate	(88,596)	(80,177)
Total operating income	$ 127,693	$ 263,105

	September 30, 2007	June 30, 2007
	(Unaudited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment	$ 9,157,600	$ 8,712,151
License and franchise operations	202,820	554,518
Corporate	134,233	176,905
Total assets	$ 9,494,653	$ 9,443,574

New Accounting Pronouncements

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” EITF 06-3 requires an entity to disclose its policy for presenting taxes assessed on revenue-producing transaction between a seller and customer. Such taxes may include sales, use, and some excise taxes, among others. EITF 06-3 is effective for interim and annual periods ending after December 15, 2006 with early application permitted. For the periods presented in this Report, the Company has presented such taxes net. The implementation of EITF 06-3 did not have an effect on the Company’s consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a two-step test for the recognition and measurement of a tax position taken on a tax return.  FIN 48 provides guidance for determining whether tax benefits may be recognized with respect to uncertain tax positions and, if recognized, the amount that may be recorded.  FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 157 will have a material effect on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS  No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits, at specified election dates, all entities to choose to measure eligible items at fair value. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning on or after November 15, 2007 with early application permitted as of the beginning of a fiscal year beginning on or before November 15, 2007 if an entity also elects to apply the provisions of SFAS 159. The Company did not elect early application of SFAS No. 159. Retrospective application is not permitted unless early adoption is adopted. The Company is evaluating the effect, if any, the adoption of SFAS 159 will have on the Company’s consolidated financial statements.

Item 2.     Management’s Discussion and Analysis or Plan of Operation.

Overview

Revenues for the first quarter of fiscal 2008 decreased by $1,175,554 or 19.9% over the same period of fiscal 2007. The level of sales of commercial laundry equipment has varied in recent years based on the timing of shipments under larger orders. While these larger orders generate lower gross profit margins, they tend to increase revenues and operating income. During the quarter ended September 2007, the Company had fewer large sales than it did in the quarter ended September 2006, which adversely effected revenues and operating income compared to the quarter ended September 30, 2006. The comparative reductions were also attributable to heavy shipments in September 2006 from backlog. In addition, drycleaning equipment shipments continue to decrease as drycleaning establishments consolidated and fashion continues to change to a more casual mode. The slowing economy and longer delivery dates on laundry equipment may affect sales for the balance of fiscal 2008.

Cash on hand decreased during the quarter by $1,242,480, mostly due to an increased level of inventory needed to support future orders and an increase in accounts receivable as a result of heavy shipments during September 2007. Cash on hand at September 30, 2007 and availability under the Company’s revolving credit facility are more than adequate to service the Company’s needs for the year.

On September 25, 2007, the Board of Directors declared a $.04 per share semi-annual dividend (an aggregate of $281,372) payable on November 1, 2007 to shareholders of record on October 12, 2007.

Liquidity and Capital Resources

During the first quarter of fiscal 2008, cash decreased by $1,242,480 compared to a decrease of $271,996 during the same period of fiscal 2007. The following summarizes the Company’s Consolidated Statement of Cash Flows.

	Three Months Ended September 30,
	2007	2006
Net cash used by:
Operating activities	$ (1,232,943)	$ (219,480)
Investing activities	(9,537)	(52,516)

For the three month period ended September 30, 2007, operating activities used cash of $1,232,943 compared to cash of $219,480 used by operating activities during the same period of fiscal 2007. Cash was provided by the Company’s net earnings ($113,044) and non-operating expenses for depreciation and amortization ($34,565). However, this cash was offset by cash used as a result of changes in assets and liabilities of $1,384,627 during the three month period ended September 30, 2007, principally to support an increase in accounts and trade notes receivable ($664,604) due to heavy shipments in September 2007 which had not yet been paid for and an increase in inventories ($660,023) to support future shipments. Cash was additionally used for an increase in other assets ($59,071) and decreases in unearned income ($20,693) and accrued employee expenses ($316,994). These additional cash uses was substantially offset by increases in accounts payable and accrued expenses ($200,812) and customer deposits ($74,910) and a decrease in refundable income taxes ($41,036).

For the three month period ended September 30, 2006, cash was provided by the Company’s net earnings ($186,779) and non-operating expenses for depreciation and amortization ($30,209) and bad debts ($1,117). These were offset by $437,585 used as a result of changes in operating assets and liabilities. The principal reasons for the decrease in cash used as a result of changes in operating assets and liabilities were decreases in customer deposits ($425,815) due to heavy shipments in September 2006 from backlog, accrued employee expenses ($259,679), income tax payable ($46,989) and unearned income ($20,693), coupled with uses of cash to support increases in inventories ($105,940), accounts, trade notes and lease receivables ($94,946) and other assets ($46,534). These uses were significantly offset by cash resulting from an increase in accounts payable and accrued expenses which provided cash of ($563,011), principally caused by the restocking of inventory for which payment was not due by quarter end.

Investing activities for the first quarter of fiscal 2008 used cash of $9,537 compared to $52,516 used in the same period of fiscal 2006, mostly for capital expenditures.

There were no financing activities during the first quarters of fiscal 2008 and 2007.

A table of Company declared dividends is listed in Note 5 of the “Notes to Condensed Consolidated Financial Statements”.

On October 22, 2007, the Company received an extension until October 30, 2008 of its existing $2,250,000 revolving line of credit facility. The Company’s obligations under the facility continue to be guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at September 30, 2007 or June 30, 2007.

The Company believes that its present cash position and cash it expects to generate from operations, as well as, if needed, cash borrowings available under its $2,250,000 revolving line of credit facility, will be sufficient to meet its operational needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

Results of Operations

	Three Months Ended September 30,
	2007	2006
Net sales	$ 4,568,051	$ 5,789,740	-21.1%
Development fees, franchise and license fees, commissions and other income	168,593	122,458	37.7%
Total revenues	$ 4,736,644	$ 5,912,198	-19.9%

Revenues for the three month period ended September 30, 2007 decreased by $1,175,554 (19.9%) from the same period of fiscal 2007. The decrease was attributable to a $1,200,556 (20.5%) decrease in revenue of the commercial laundry and dry cleaning segment, with commercial laundry equipment sales decreasing by 27.9%, dry cleaning equipment sales decreasing by 39.7% and boiler sales decreasing by (10.1%). These decreases were offset, in part, by an increase in spare parts sales (1.9%). The comparative reduction was also attributable to relatively heavy shipments in September 2006 from backlog. Development fees, franchise and license fees, commissions and other income increased by $46,135 (37.3%), principally due to increased renewal license fees and development fees.

	Three Months Ended September 30,
	2007	2006
As a percentage of net sales:
Cost of sales	75.8%	77.7%
As a percentage of revenues:
Selling, general and administrative expenses	24.1%	19.3%
Research and development	0.1%	1.2%

Total cost of sales and operating expenses	97.3%	95.5%

Costs of goods sold, expressed as a percentage of sales, decreased to 75.8% from 77.7% for the three month period ended September 30, 2007 compared to the same period of fiscal 2007. The improved margins were due to the absence of large contract shipments which improved the product mix.

Selling general and administrative expenses increased by $4,887 (.04%), but as a percentage of revenues increased to 24.1% in the first quarter of fiscal 2008 from 19.3% in the first quarter of fiscal 2007. While expenses in these categories were basically flat in the comparable quarters, the increase as a percentage of revenues in the fiscal 2008 period was due to the decreased level of sales which affected the absorption of fixed and semi-variable expenses in these categories.

Research and development expenses are a small part of the Company’s total operating expenses and relate to upgrading existing product lines.

The overall cost of sales and operating expenses of the Company, expressed as a percentage of revenues, increased to 97.3% in the first quarter of fiscal 2008 from 95.5% in the same period of fiscal 2007. Improved gross profit margins were offset by selling and administrative expenses which were spread over reduced revenues.

Interest income increased by $11,564 (30.3%) in the first quarter of fiscal 2008 over the same period of fiscal 2007 due to interest received on higher average bank balances and an increase in interest rates.

The Company’s effective tax rate decreased to 36.0% from 38.0% due to changes in deferred tax assets and other deductions which, coupled with the lower earnings before income taxes, reduced the provision for income taxes by $50,950 (44.5%) in the first quarter of fiscal 2008 from the first quarter of fiscal 2007.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases 27,000 square feet of warehouse and office space from Sheila Steiner, who together with her husband, William K. Steiner, Chairman of the Board of Directors and a director of the Company, are the trustees of a trust which is a principal shareholder of the Company. The lease is for a three year period beginning November 1, 2005 at an annual rental of $94,500 with annual increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company is to bear the costs of real estate taxes, utilities, maintenance, non-structural repairs and insurance. The new lease contains two three-year renewal options in favor of the Company. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s results of operations remain unchanged from those described in the Management’s Discussion an Analysis or Plan of Operation section of the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. The Company makes estimates and assumptions that effect the reported amount of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Therefore, there can be no assurance that the actual results will not differ from those estimates.

New Accounting Pronouncements

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” EITF 06-3 requires an entity to disclose its policy for presenting taxes assessed on revenue-producing transaction between a seller and customer. Such taxes may include sales, use, and some excise taxes, among others. EITF 06-3 is effective for interim and annual periods ending after December 15, 2006 with early application permitted. For the periods presented in this Report, the Company has presented such taxes net. The implementation of EITF 06-3 did not have an effect on the Company’s consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a two-step test for the recognition and measurement of a tax position taken on a tax return.  FIN 48 provides guidance for determining whether tax benefits may be recognized with respect to uncertain tax positions and, if recognized, the amount that may be recorded.  FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 157 will have a material effect on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits, at specified election dates, all entities to choose to measure eligible items at fair value. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning on or after November 15, 2007 with early application permitted as of the beginning of a fiscal year beginning on or before November 15, 2007 if an entity also elects to apply the provisions of SFAS 159. The Company did not elect early application of SFAS No. 159. Retrospective application is not permitted unless early adoption is adopted. The Company is evaluating the effect, if any, the adoption of SFAS 159 will have on the Company’s consolidated financial statements.

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

Date: November 12, 2007	DRYCLEAN USA, INC. By: /s/ Venerando J. Indelicato Venerando J. Indelicato, Treasurer and Chief Financial Officer

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