Form 10QSB
period 2007-12-31
DRYCLEAN USA INC
filed 2008-02-12
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number 001-14757

DRYCLEAN USA, Inc.

(Exact name of small business issuer as specified in its charter)

DELAWARE	11-2014231
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

290 N.E. 68 Street, Miami, Florida 33138

(Address of principal executive offices)

(305) 754-4551

(Issuer’s telephone number)

Not Applicable

(Former name)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No    ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒ .

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share – 7,034,307 shares outstanding as of February 7, 2008.

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the six months ended December 31,		For the three months ended December 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net sales	$10,029,432	$11,957,217	$5,461,381	$6,167,477
Development fees, franchise and license fees, commissions and other	352,092	297,783	183,499	175,325
Total revenues	10,381,524	12,255,000	5,644,880	6,342,802

Cost of goods sold	7,662,742	9,297,725	4,199,947	4,797,786
Selling, general and administrative expenses	2,352,837	2,319,473	1,209,321	1,180,844
Research and development	2,640	24,075	—	13,550
Total operating expenses	10,018,219	11,641,273	5,409,268	5,992,180

Operating income	363,305	613,727	235,612	350,622
Interest income	98,516	80,579	48,890	42,427
Interest expense	(747)	—	—	—

Earnings before taxes	461,074	694,306	284,502	393,049
Provision for income taxes	168,764	264,348	105,236	149,870
Net earnings	$292,310	$429,958	$179,266	$243,179

Basic and diluted earnings per share	$.04	$.06	$.03	$.03
Weighted average number of shares
Basic	7,034,307	7,034,450	7,034,307	7,034,450
Diluted	7,037,472	7,037,818	7,037,333	7,038,532

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2007 (Unaudited)	June 30, 2007
Current Assets
Cash and cash equivalents	$3,580,072	$4,296,415
Accounts and trade notes receivable, net	1,285,126	1,454,987
Inventories	2,895,982	2,912,524
Deferred income taxes	77,460	99,140
Refundable income taxes	55,346	64,131
Other assets	130,806	98,353
Total current assets	8,024,792	8,925,550

Equipment and improvements, net	246,224	261,872
Franchise, trademarks and other intangible assets, net	214,072	246,812
Deferred tax asset	—	9,340

	$8,485,088	$9,443,574

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND
SHAREHOLDERS' EQUITY

	December 31, 2007 (Unaudited)	June 30, 2007
Current Liabilities
Accounts payable and accrued expenses	$881,990	$1,076,300
Accrued employee expenses	443,601	605,383
Unearned income	82,775	124,162
Customer deposits	789,719	1,365,623
Total current liabilities	2,198,085	3,171,468
Deferred tax liability	3,959	—
Total liabilities	2,202,044	3,171,468

Shareholders’ Equity
Preferred stock, $1.00 par value:
Authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; Authorized shares - 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	4,014,650	4,003,712
Treasury stock, 31,193 shares, at cost	(3,313)	(3,313)
Total shareholders’ equity	6,283,044	6,272,106
	$8,485,088	$9,443,574

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	December 31, 2007 (Unaudited)	December 31, 2006 (Unaudited)
Operating activities:
Net earnings	$292,310	$429,958
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Bad debt expense	6,369	10,538
Depreciation and amortization	66,577	59,942
Provision (benefit) for deferred income taxes	34,979	(11,304)
(Increase) decrease in operating assets:
Accounts, and trade notes receivables	163,492	(309,775)
Inventories	16,542	(589,094)
Other current assets	(32,453)	97,273
Refundable income taxes	8,785	—
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(194,310)	717,061
Accrued employee expenses	(161,782)	(117,108)
Unearned income	(41,387)	(41,387)
Customer deposits	(575,904)	97,552
Income taxes payable	—	(14,499)
Net cash (used) provided by operating activities	(416,782)	329,157
Investing activities:
Capital expenditures	(18,189)	(79,969)
Net cash used by investing activities	(18,189)	(79,969)
Financing activities:
Dividends paid	(281,372)	(281,378)
Net cash used by financing activities	(281,372)	(281,378)

Net decrease in cash and cash equivalents	(716,343)	(32,190)
Cash and cash equivalents at beginning of period	4,296,415	3,106,703
Cash and cash equivalents at end of period	$3,580,072	$3,074,513
Supplemental information:
Cash paid for income taxes	$125,000	$290,151

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note (2) - Earnings Per Share: Basic and diluted earnings per share for the six and three months ended December 31, 2007 and 2006 are computed as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2007 (Unaudited)	2006 (Unaudited)	2007 (Unaudited)	2006 (Unaudited)
Basic
Net earnings	$292,310	$429,958	$179,266	$243,179
Weighted average shares outstanding	7,034,307	7,034,450	7,034,307	7,034,450
Basic earnings per share	$.04	$.06	$.03	$.03
Diluted
Net earnings	$292,310	$429,958	$179,266	$243,179
Weighted average shares outstanding	7,034,307	7,034,450	7,034,307	7,034,450
Plus incremental shares from assumed exercise of stock options	3,165	3,368	3,026	4,082
Diluted weighted average common shares	7,037,472	7,037,818	7,037,333	7,038,532
Diluted earnings per share	$.04	$.06	$.03	$.03

At December 31, 2007 and 2006, there were outstanding options to purchase 10,000 shares of the Company’s common stock which were excluded in the computation of earnings per share because the exercise price of the options was at least the average market price of the Company’s common stock for the period.

Note (3) – Revolving Credit Line: On October 18, 2007, the Company received an extension until October 30, 2008 of its existing $2,250,000 revolving line of credit facility. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding at December 31, 2007 and June 30, 2007.

Note (4) - Stock-Based Compensation Plans: The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan are the Company’s only stock-based compensation plans. The 2000 Stock Option Plan authorizes the grant (until May 2, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants, of which no options were outstanding on December 31, 2007. The 1994 Non-Employee Director Stock Option Plan terminated as to future grants on August 23, 2004, but options to purchase 20,000 shares remain outstanding thereunder.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”), utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123(R) applies to new grants after December 15, 2005 and to grants that were outstanding on December 31, 2005 to the extent not yet vested. Since no new options were granted during the six months ended December 31, 2007 and 2006 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized under SFAS 123(R) during the six months ended December 31, 2007 and 2006.

Note (5) - Cash Dividends: The following table sets forth information concerning the cash dividends declared by the Company’s Board of Directors during the periods covered by this Report:

Declaration Date	Payment Date	Record Date	Per Share Amount	Total Amount
September 25, 2007	November 1, 2007	October 12, 2007	$.04	$281,372
March 29, 2007	May 1, 2007	April 13, 2007	$.04	$281,372
September 26, 2006	November 1, 2006	October 13, 2006	$.04	$281,378
March 31, 2006	May 1, 2006	April 14, 2006	$.04	$280,978

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

	For the six months ended December 31,		For the three months ended December 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment	$10,203,437	$12,084,501	$5,543,503	$6,224,011
License and franchise operations	178,087	170,499	101,377	118,791
Total revenues	$10,381,524	$12,255,000	$5,644,880	$6,342,802
Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment	$400,439	$646,890	$237,452	$339,246
License and franchise operations	135,198	132,943	81,896	97,305
Corporate	(172,332)	(166,106)	(83,736)	(85,929)
Total operating income	$363,305	$613,727	$235,612	$350,622

	December 31, 2007	June 30, 2007
	(Unaudited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment	$ 8,209,986	$ 8,712,151
License and franchise operations	194,806	554,518
Corporate	76,337	176,905
Total assets	$ 8,481,129	$ 9,443,574

New Accounting Pronouncements

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

Item 2:             Management’s Discussion and Analysis or Plan of Operations

Overview

Revenues for the six months and second quarter ended December 31, 2007 decreased by 15.3% and 11.0%, respectively, from the same periods of fiscal 2007. In the fiscal 2007 periods, revenues included some large laundry equipment orders which, due to a slowing economy, were absent in our sales mix during the first half of fiscal 2008. Although during the second quarter of fiscal 2008, dry cleaning equipment sales increased by 56.1%, for the six month period ended December 31, 2007, sales of dry cleaning equipment decreased by 6.4%. We do not expect overall sales of dry cleaning equipment to grow as dry cleaning establishments consolidate and fashions continue to change to a more casual mode. Most of the reduction in sales during the first half and second quarter of fiscal 2008 is attributable to reduced laundry equipment sales which declined 27.2% and 26.7%, respectively, from the same periods of fiscal 2007.

Cash on hand continues to be substantial, even though customer deposits decreased reflecting a reduction in backlog. The Company’s cash position enabled it to maintain inventory levels at approximately year end levels.

On September 25, 2007, the Board of Directors declared a $.04 per share semi-annual dividend (an aggregate of $281,372) payable on November 1, 2007 to shareholders of record on October 12, 2007.

Liquidity and Capital Resources

Cash decreased by $716,343 during the first six months of fiscal 2008 compared to a decrease of $32,190 during the same period of fiscal 2007. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows:

	Six Months Ended December 31,
	2007 (Unaudited)	2006 (Unaudited)
Net cash (used) provided by:
Operating activities	$ (416,782)	$ 329,157
Investing activities	(18,189)	(79,969)
Financing activities	(281,372)	(281,378)

For the six months ended December 31, 2007, operating activities used cash of $416,782 compared to $329,157 provided by operating activities for the first six months of fiscal 2007. Most of the cash used resulted from a substantial reduction in customer deposits of $575,804 during the first half of fiscal 2008 attributable to the shipments of orders from backlog compared to a $97,552 increase in this category in the first six months of fiscal 2007. All of the other changes in operating assets and liabilities discussed below were in the ordinary course of business. Cash generated from operating activities during the first six months of fiscal 2008 was provided by the Company’s net earnings of $292,310 and non-cash expenses for depreciation and amortization of $66,577 and bad debts of $6,369. This cash was offset by a net $817,017 used as a result of changes in operating assets and liabilities. Cash used for operating assets and liabilities resulted mainly from the reduction in customer deposits as previously mentioned and reductions in accounts payable and accrued expenses ($194,310), accrued employees expenses ($161,782), unearned income ($41,387) and an increase in other assets ($32,453). Additional cash was provided by decreases in accounts, and trade notes receivable ($163,492), inventories ($16,542) and refundable income taxes ($8,785).

For the six months ended December 31, 2006, cash was provided by the Company’s net earnings of $429,958 and non-cash expenses for depreciation and amortization of $59,942 and bad debts of $10.538. This cash was offset by a net $159,977 used as a result of changes in operating assets and liabilities. Cash used for operating assets and liabilities resulted mainly from increases in inventories ($589,094) and accounts and trade notes receivable ($309,775) and lower accrued employee expenses ($117,108), partially offset by cash generated from an increase in accounts payable and accrued expenses ($717,061) and a decrease in other current assets ($97,273). The increase in inventories was to support increased orders and the increase in accounts payable related primarily to inventories purchased but not yet paid for.

Investing activities for the first half of fiscal 2008 used cash of $18,189 compared to $79,969 used in the same period of fiscal 2007, mostly for capital expenditures.

Financing activities used cash of $281,372 and $281,378 for the six month periods ended December 31, 2007 and 2006, respectively, to pay cash dividends. A table of declared and paid dividends is listed in Note 5 of the “Notes to Consolidated Financial Statements.”

On October 22, 2007, the Company received an extension until October 30, 2008 of its existing $2,250,000 revolving line of credit facility. The Company’s obligations under the facility continue to be guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at December 31, 2007 or June 30, 2007.

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

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Six months ended			Three months ended
	December 31,			December 31,
	2007 (Unaudited)	2006 (Unaudited)	% Change	2007 (Unaudited)	2006 (Unaudited)	% Change
Net sales	$10,029,432	$11,957,217	-16.1%	$5,461,381	$6,167,477	-11.4%
Development fees, franchise and license fees, commissions and other	352,092	297,783	18.2%	183,499	175,325	4.7%
Total revenues	$10,381,524	$12,255,000	-15.3%	$5,644,880	$6,342,802	-11.0%

Revenues for the six and three month periods ended December 31, 2007 decreased by $1,873,476 (15.3%) and $697,922 (11.0%), respectively, from the same periods of fiscal 2007. Most of the decrease in revenues is attributable to a reduction of $1,881,064 (15.6%) and $680,508 (10.9%) in the commercial and industrial laundry and dry cleaning equipment segment, for the six and three month periods, respectively, of fiscal 2008 compared to the same periods of fiscal 2007. For the six month period, commercial and laundry equipment sales decreased by 27.2%, dry cleaning equipment decreased by 6.4% and spare parts decreased by 1.1%. These decreases were partially offset by boiler sales which increased by 20.0%. For the three month period, sales of commercial laundry dry cleaning equipment decreased by 26.7%, and spare parts sales decreased by 4.0%. However, boiler sales increased by 56.5% and dry cleaning equipment sales increased by 56.1%

Revenues of the license and franchise operations segment increased by $7,588 (4.5%) for the six month period but decreased by $17,414 (14.7%) for the six month period in fiscal 2008 from the same periods of fiscal 2007. Revenues from this segment are a small part of the overall Company revenues and consist mainly of royalty fees paid to the Company by licensees.

Operating Expenses

	Six months ended		Three months ended
	December 31,		December 31,
	2007 (Unaudited)	2006 (Unaudited)	2007 (Unaudited)	2006 (Unaudited)
As a percentage of sales:
Cost of goods sold	76.4%	77.8%	76.9%	77.8%

As a percentage of revenue:
Selling, general and administrative expenses	22.7%	18.9%	21.4%	18.6%
Research and development	-	0.2%	-	0.2%
Total expenses	96.5%	95.0%	95.8%	94.5%

Costs of goods sold, expressed as a percentage of sales, decreased to 76.4% from 77.8% and to 76.9% from 77.8% for the six and three month periods, respectively, of fiscal 2008 from the same periods of fiscal 2007. The improved margins were due to the absence of large contract shipments in these periods which normally carry a higher cost.

Selling, general and administrative expenses increased by $33,364 (1.4%) and $28,477 (2.4%) for the six and three month periods, respectively, of fiscal 2008 from the same periods in fiscal 2007, primarily as a result of increased payroll expenses. The increase as a percentage of revenues in both periods of fiscal 2008 were due to the decreased level of sales, which affected the absorption of fixed and semi-variable expenses.

Research and development expenses are a small part of the Company’s total operating expenses and relate to upgrading existing product lines. This category of expense has become minimal as most of our products are distributed for other manufacturers, which perform their own research and development.

Other Income/Expenses

Interest income increased by $17,937 (22.3%) and $6,463 (15.2%) for the six and three month periods of fiscal 2008, respectively, over the same periods of fiscal 2007 as a result of higher average outstanding bank balances.

The Company’s effective tax rate decreased to 36.6% from 38.1% and 37.0% from 38.1% for the six and three month periods of fiscal 2008, respectively, compared to the same periods of fiscal 2007 due to changes in deferred tax assets and deductions.

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

New Accounting Pronouncements

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securityholders.

At the Company’s 2007 Annual Meeting of Stockholders held on November 9, 2007, the Company’s stockholders reelected the Company’s then existing Board of Directors by the following votes:

	Votes
	For	Withheld
Michael S. Steiner	6,604,579	19,013
William K. Steiner	6,602,779	20,813
Venerando J. Indelicato	6,606,516	17,076
David Blyer	6,607,273	16,319
Lloyd Frank	6,607,242	16,350
Alan Grunspan	6,607,508	16,084
Stuart Wagner	6,610,061	13,531

Item 6. Exhibits

(a)	Exhibits:
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2008		DRYCLEAN USA, Inc.
	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato, Treasurer and Chief Financial Officer

Exhibit Index

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.