Form 10QSB
period 2008-03-31
DRYCLEAN USA INC
filed 2008-05-12
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share – 7,034,307 shares outstanding as of May 9, 2008.

Transitional Small Business Disclosure Format:  Yes ☐  No ☒.

PART 1.   FINANCIAL INFORMATION

Item 1.	Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the nine months ended March 31,		For the three months ended March 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net sales	$14,605,215	$16,944,641	$4,575,783	$4,987,424
Development fees, franchise and license fees, commissions and other	470,497	492,303	118,405	194,520
Total revenues	15,075,712	17,436,944	4,694,188	5,181,944

Cost of goods sold	11,121,243	13,068,747	3,458,501	3,771,022
Selling, general and administrative expenses	3,501,884	3,393,425	1,149,047	1,073,952
Research and development	2,640	32,770	—	8,695
Total operating expenses	14,625,767	16,494,942	4,607,548	4,853,669

Operating income	449,945	942,002	86,640	328,275
Interest income	131,243	114,101	32,727	33,522
Interest expense	(747)	—	—	—

Income before taxes	580,441	1,056,103	119,367	361,797
Provision for income taxes	212,213	403,017	43,449	138,669
Net income	$368,228	$653,086	$75,918	$223,128

Basic and diluted earnings per share	$.05	$.09	$.01	$.03
Weighted average number of shares
Basic	7,034,307	7,034,418	7,034,307	7,034,355
Diluted	7,036,989	7,037,871	7,036,162	7,038,197

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2008 (Unaudited)	June 30, 2007

Current Assets
Cash and cash equivalents	$4,148,718	$4,296,415
Accounts and trade notes receivable, net	1,579,557	1,454,987
Inventories	3,412,751	2,912,524
Deferred income taxes Refundable income taxes	104,948 74,230	99,140 64,131
Other assets, net	170,042	98,353
Total current assets	9,490,246	8,925,550

Equipment and improvements, net	259,105	261,872
Franchise, trademarks and other intangible assets, net	201,174	246,812
Deferred tax asset	—	9,340

	$9,950,525	$9,443,574

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2008 (Unaudited)	June 30, 2007
Current Liabilities
Accounts payable and accrued expenses	$950,781	$1,076,300
Accrued employee expenses	170,556	605,383
Unearned income	62,081	124,162
Customer deposits	2,397,365	1,365,623
Total current liabilities	3,580,783	3,171,468
Deferred tax liability	10,780	—
Total liabilities	3,591,563	3,171,468

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized shares –
200,000; none issued and outstanding	—	—
Common stock, $.025 par value; Authorized shares - 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	4,090,568	4,003,712
Treasury stock, 31,193 shares at cost	(3,313)	(3,313)
Total shareholders’ equity	6,358,962	6,272,106
	$9,950,525	$9,443,574

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)
Operating activities:
Net income	$368,228	$653,086
Adjustments to reconcile net earnings to net cash provided by operating activities:
Bad debt expense	6,369	10,538
Depreciation and amortization Provision for deferred income taxes	99,259 14,312	89,706 14,458
(Increase) decrease in operating assets:
Accounts and trade notes receivables	(130,939)	378,204
Inventories	(500,227)	(155,821)
Other current assets	(71,689)	139,167
Refundable income taxes	(10,099)	—
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(125,519)	(4,406)
Accrued employee expenses	(434,827)	(200,595)
Unearned income	(62,081)	(62,081)
Customer deposits	1,031,742	(107,927)
Income taxes payable	—	(64,592)
Net cash provided by operating activities	184,529	689,737
Investing activities:
Capital expenditures	(50,854)	(83,525)

Net cash used by investing activities	(50,854)	(83,525)
Financing activities:
Dividends paid	(281,372)	(281,378)
Purchase of treasury stock	—	(293)
Net cash used by financing activities	(281,372)	(281,671)

Net (decrease) increase in cash and cash equivalents	(147,697)	324,541
Cash and cash equivalents at beginning of period	4,296,415	3,106,703
Cash and cash equivalents at end of period	$4,148,718	$3,431,244
Supplemental information:
Cash paid for income taxes	$208,000	$453,151
Dividend declared but not paid	$—	$281,372

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

Note (2) - Earnings Per Share: Basic and diluted earnings per share for the nine and three months ended March 31, 2008 and 2007 are computed as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2008 (Unaudited)	2007 (Unaudited)	2008 (Unaudited)	2007 (Unaudited)

Basic
Net income	$368,228	$653,086	$75,918	$223,128
Weighted average common shares outstanding	7,034,307	7,034,418	7,034,307	7,034,355
Basic earnings per share	$.05	$.09	$.01	$.03

Diluted
Net income	$368,228	$653,086	$75,918	$223,128
Weighted average common shares outstanding	7,034,307	7,034,418	7,034,307	7,034,355
Plus incremental shares from assumed exercise of stock options	2,682	3,453	1,855	3,842
Diluted weighted average common shares outstanding	7,036,989	7,037,871	7,036,162	7,038,197
Diluted earnings per share	$.05	$.09	$.01	$.03

At March 31, 2008 and 2007, there were outstanding options to purchase 10,000 shares of the Company’s common stock which were excluded in the computation of earnings per share because the exercise price of the options was at least the average market price of the Company’s common stock for the period.

Note (3) – Revolving Credit Line: On October 18, 2007, the Company received an extension until October 30, 2008 of its existing $2,250,000 revolving line of credit facility. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding at March 31, 2008 and June 30, 2007.

Note (4) - Stock-Based Compensation Plans: The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan are the Company’s only stock-based compensation plans. The 2000 Stock Option Plan authorizes the grant (until May 2, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants, of which no options were outstanding on March 31, 2008. The 1994 Non-Employee Director Stock Option Plan terminated as to future grants on August 23, 2004, but options to purchase 20,000 shares remain outstanding thereunder.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”), utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123(R) applies to new grants after December 15, 2005 and to grants that were outstanding on December 31, 2005 to the extent not yet vested. Since no new options were granted during the nine months ended March 31, 2008 and 2007 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized under SFAS 123(R) during the three and nine months ended March 31, 2008 and 2007.

Note (5) - Cash Dividends: The following table sets forth information concerning the cash dividends declared by the Company’s Board of Directors during the periods covered by this Report:

Declaration Date	Payment Date	Record Date	Per Share Amount	Total Amount
September 25, 2007 March 29, 2007	November 1, 2007 May 1, 2007	October 12, 2007 April 13, 2007	$.04 $.04	$281,372 $281,372
September 26, 2006	November 1, 2006	October 13, 2006	$.04	$281,378

On February 8, 2008, the Company announced that it was eliminating the payment of dividends.

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

	For the nine months ended March 31,		For the three months ended March 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment	$14,837,248	$17,217,903	$4,633,811	$5,133,402
License and franchise operations	238,464	219,041	60,377	48,542
Total revenues	$15,075,712	$17,436,944	$4,694,188	$5,181,944
Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment	$536,767	$1,015,523	$136,328	$368,633
License and franchise operations	176,283	156,184	41,085	23,241
Corporate	(263,105)	(229,705)	(90,773)	(63,599)
Total operating income	$449,945	$942,002	$86,640	$328,275

	March 31, 2007	June 30, 2007
	(Unaudited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment	$9,577,210	$8,712,151
License and franchise operations	185,224	554,518
Corporate	188,091	176,905
Total assets	$9,950,525	$9,443,574

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

Overview

Revenues for the nine month and three month periods ended March 31, 2008 decreased by 13.5% and 9.4%, respectively, from the corresponding periods of fiscal 2007. Most of the reductions for both periods was attributable to lower laundry equipment sales caused by the slowing domestic economy and difficult credit conditions experienced in financing large dollar installations. However, foreign sales increased 31.1% during the nine month period of fiscal 2008, which partially offset the sales reduction in that period.

During the third quarter of fiscal 2008, the Company increased its backlog by obtaining a number of large contract orders, most of which the company expects to ship in fiscal 2009. These orders have substantially increased customer deposits, enabling the Company to maintain its cash position at a level that is more than adequate to support the increase in inventories.

On February 7, 2008, in light of the tightening economy, the Board of Directors felt it prudent to eliminate the dividend that the Company had been paying semi-annually.

Liquidity and Capital Resources

Cash decreased by $147,697 during the first nine months of fiscal 2008 compared to an increase of $324,541 during the corresponding period of fiscal 2007. The following summarizes the Company’s Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended March 31,
	2008 (Unaudited)	2007 (Unaudited)
Net cash (used) provided by:
Operating activities	$184,529	$689,737
Investing activities	(50,854)	(83,525)
Financing activities	(281,372)	(281,671)

For the nine months ended March 31, 2008, operating activities provided cash of $184,529 compared to $689,737 provided during the first nine months fiscal 2007.

In the nine month period of fiscal 2008, an increase in customer deposits of $1,031,742 due to the increased backlog was partially offset by increases in inventories of $500,227 to support the higher backlog. Cash provided by the Company’s net earnings of $368,228 and non-cash expenses for depreciation and amortization of $99,259 and bad debt expense of $6,369, was more than offset by cash used to support an increase in accounts and trade notes receivable of $130,929 and a decrease in accrued employee expenses of $434,827 due to the payment of accrued fiscal 2007 executive bonuses without a similar accrual during fiscal 2008. Other uses of cash were caused by increases in other assets of $71,689 and refundable income taxes of $10,199 and reductions in accounts payable and accrued expenses of $125,519 and unearned income of $62,081.

Cash generated from operating activities during the first nine months of fiscal 2007 was provided by the Company’s net earnings of $653,086 and non-cash expenses for depreciation and amortization of $89,706 and bad debts of $10,538. This was partially offset, in addition to the $107,927 reduction in customer deposits, by a net $63,593 use of cash as a result of changes in other operating assets and liabilities. An increase in inventories of $155,821 and decreases in accrued employee expenses of $200,595, unearned income of $62,081 and income taxes payable of $64,592 were other principal uses of cash. These uses of cash were offset by cash generated by reductions in accounts and trade notes receivable of $378,204, other current assets of $139,167 and deferred taxes of $14,458.

Investing activities for the first nine months of fiscal 2008 used cash of $50,854 compared to $83,525 used in the same period of fiscal 2007, in both periods mostly for capital expenditures for machinery and equipment and leasehold improvements.

Financing activities used cash of $281,372 and $281,671 for the nine months ended March 31, 2008 and 2007, respectively, to pay cash dividends. On February 8, 2008 the Company announced that its Board of Directors has determined to eliminate the semi-annual dividend in light of economic conditions. A table of declared dividends is set forth in Note 5 of the “Notes to Condensed Consolidated Financial Statements.”

On October 18, 2007, the Company received an extension until October 30, 2008 of its existing $2,250,000 revolving line of credit facility. The Company’s obligations under the facility continue to be guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at March 31, 2008 or June 30, 2007.

The Company believes that its present cash position and cash it expects to generate from operations, as well as, if needed, cash borrowings available under its $2,250,000 revolving line of credit facility, are sufficient to meet its operational needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

Results of Operations

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

Revenues

	Nine months ended			Three months ended
	March 31,			March 31,
	2008 (Unaudited)	2007 (Unaudited)	% Change	2008 (Unaudited)	2007 (Unaudited)	% Change
Net sales	$14,605,215	$16,944,641	-13.8%	$4,575,783	$4,987,424	-8.3%
Development fees, franchise and license fees, commissions and other	470,497	492,303	-4.4%	118,405	194,520	-39.1%
Total revenues	$15,075,712	$17,436,944	-13.5%	$4,694,188	$5,181,944	-9.4%

Revenues for the nine month and three month periods ended March 31, 2008 decreased by $2,361,232 (13.5%) and $487,756 (9.4%), respectively, from the corresponding periods of fiscal 2007. Most of the decrease was in the commercial and industrial laundry and dry cleaning segment, which experienced reduced revenues of $2,380,655 (13.8%) and $499,571 (9.7%) for the nine and three month periods, respectively, of fiscal 2008 from the corresponding periods of fiscal 2007. For the nine month period commercial laundry equipment sales decreased by 27.5%, while dry cleaning equipment sales were basically flat, decreasing .1%, compared to the comparable fiscal 2007 period. These decreases were offset by a 5.8% increase in boiler sales and a 2.2% increase in spare parts sales. The reduction in commercial laundry equipment sales was attributable to the soft domestic market and the absence of large contracts. However, foreign sales during the nine month period increased by 31.1% over the comparable fiscal 2007 period. For the three month period, sales of commercial laundry equipment decreased 28.3% and boiler sales decreased 23.9% from the comparable fiscal 2007 period. These reductions were partially offset by a 15.4% increase in dry cleaning equipment sales and an 8.5% increase in spare parts sales.

Revenues of the license and franchise operations segment increased by $19,423 (8.9%) and $11,835 (24.4%) for the nine and three month periods, respectively, of fiscal 2008 over the same periods of fiscal 2007. Revenues from this segment are a small part of the overall Company revenues and consist mainly of royalty and license fees paid to the Company by licensees.

Operating Expenses

	Nine months ended		Three months ended
	March 31,		March 31,
	2008 (Unaudited)	2007 (Unaudited)	2008 (Unaudited)	2007 (Unaudited)
As a percentage of sales:
Cost of goods sold	76.1%	77.1%	75.6%	75.6%
As a percentage of revenue:
Selling, general and administrative expenses	23.2%	19.5%	24.5%	20.7%
Research and development	-	.2%	-	.2%
Total expenses	97.0%	94.6%	98.2%	93.7%

Costs of goods sold, expressed as a percentage of sales, decreased to 76.1% from 77.1% for the first nine months of fiscal 2008 from the same period of fiscal 2007. For the three month comparative periods margins remained unchanged. The improved margins, as a percentage of sales, for the nine month period were due to the absence of large contracts which normally carry lower margins.

Selling, general and administrative expenses increased by $108,459 (3.2%) and $75,095 (7.0%) for the nine and three month periods, respectively, of fiscal 2008 from the same periods of fiscal 2007, primarily as a result of increased payroll expenses and professional fees. The increase, as a percentage of revenues, in both periods of fiscal 2008 was due to the decreased level of revenues, which effected the absorption of fixed and semi-variable expenses.

Research and development expenses are a small part of the Company’s total operating expenses and relate to upgrading existing product lines. This category of expense has become minimal as most of the

Company’s products are distributed for other manufacturers, which perform their own research and development

Other Income/Expenses

Interest income increased by $17,142 (15.0%) for the nine months ended March 31, 2008 but decreased by $795 (2.4%) for the three months ended March 31, 2008 compared to the corresponding periods of fiscal 2007. For the nine month period higher outstanding bank balances offset lower interest rates. For the three month period interest rates continued to decline when compared to the same period of fiscal 2007.

The Company’s effective income tax rate decreased to 36.5% from 38.2% and 36.4% from 38.3% for the nine and three month periods of fiscal 2008, respectively, compared to the same periods of fiscal 2007 due to changes in deferred tax assets.

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

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s results of operations remain unchanged from those described detail in the Management’s Discussion and Analysis or Plan of Operation section of the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Therefore, there can be no assurance that the actual results will not differ from those estimates.

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

Date: May 12, 2008	DRYCLEAN USA, Inc.

By: /s/ Venerando J. Indelicato
Venerando J. Indelicato, Treasurer and Chief Financial Officer

Exhibit Index

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.