Form 10KSB
period 2008-06-30
DRYCLEAN USA INC
filed 2008-09-24
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14757

DRYCLEAN USA, Inc.
(Name of small business issuer in its charter)
Delaware	11-2014231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
290 N.E. 68th Street, Miami, Florida	33138
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	305-754-4551

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.025 par value

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Company’s revenues from continuing operations for its fiscal year ended June 30, 2008 were $22,705,143

The aggregate market value as at September 15, 2008 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $2,006,000 based on the closing price of the Company’s Common Stock on the American Stock Exchange on that date. Such market value excludes shares owned by all executive officers and directors (and their spouses). This should not be construed as indicating that all such persons are affiliates.

The number of shares outstanding of the issuer’s Common Stock as at September 19, 2008 was 7,033,875.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Proxy Statement relating to its 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 14 in Part III of this Report.

Transitional Small Business Disclosure Format	Yes ☐	No ☒

FORWARD LOOKING STATEMENTS

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the inventory purchased by the Company; relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; the Company’s ability to implement changes in its business strategies and development plans; and the availability, terms and deployment of debt and equity capital if needed for expansion. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

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

The Company, through Steiner, sells commercial and industrial laundry and dry cleaning equipment, and steam boilers in the United States, the Caribbean and Latin American markets. This aspect of the Company’s business services includes:

•	distributing commercial and industrial laundry and dry cleaning machines and steam boilers manufactured by others;

•	selling the Company’s own proprietary lines of laundry and dry cleaning machines under its Aero-Tech®, Multi-Jet® and Green-Jet® brand names;

•	designing and planning “turn-key” laundry and/or dry cleaning systems to meet the layout, volume and budget needs of a variety of institutional and retail customers;

•	supplying replacement equipment and parts to its customers;

•	providing warranty and preventive maintenance through factory-trained technicians; and

•	selling process steam systems and boilers.

The Company’s wholly-owned indirect subsidiary, Biz Brokers International, Inc. (formerly “Steiner Atlantic Brokerage Corp.”), acts as a business broker to assist others seeking to buy or sell existing dry cleaning stores and coin laundry businesses. Some of the Company’s existing customers have become Biz Brokers International clients, utilizing the Company’s staff and ability to assist them in the sale of their businesses and associated real property.

The Company, through its DRYCLEAN USA LICENSE CORP. wholly-owned indirect subsidiary, owns the worldwide rights to the name DRYCLEAN USA®, along with existing franchise and license agreements. DRYCLEAN USA® is one of the largest franchise and license operations in the dry cleaning industry in the United States, the Caribbean and Latin America.

Through DRYCLEAN USA Development Corp. (“DRYCLEAN USA Development”), a wholly-owned indirect subsidiary, the Company also develops new turn-key dry cleaning establishments for resale to third parties.

Available Information

The Company files Annual Reports, to date, on Form 10-KSB, and Quarterly Reports, to date, on Form 10-QSB, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the Securities and Exchange Commission (the “SEC”). These reports and statements may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports and statements, as well as beneficial ownership reports filed by the Company’s officers, directors and beneficial owners of more than 10% of the Company’s common stock, may be obtained without charge through the Company’s Internet site http://www.drycleanusa.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.

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

The Company’s proprietary environmentally friendlyGreen-Jet® dry-wetcleaning machine not only cleans garments efficiently, but also eliminates the use of perchloroethylene (Perc) in the dry cleaning process, thereby eliminating the health and environmental concerns that Perc poses to customers and their landlords. It also alleviates flammability, odor and cost issues inherent in alternative solvents and cleaning processes. In May 2005, patents were granted to the Company from the United States to protect this innovative approach to garment cleaning. In August 2003, the Company introduced its Multi-Jet® dry cleaning machine which uses a number of environmentally safe solvents.

The products sold by the Company are positioned and priced to appeal to customers in each of the high-end, mid-range and value priced markets. These products are offered under a wide range of price points to address the needs of a diverse customer base. Suggested prices for most of the Company’s products range from approximately $5,000 to $100,000. The products supplied by the Company afford the Company’s customers a “one-stop shop” for commercial and industrial laundry and dry cleaning machines, boilers and accessories. By providing “one-stop” shopping, the Company believes it is better able to attract and support potential customers who can choose from the Company’s broad product line. Product and parts sales accounted for approximately 97% of revenues in fiscal 2008 and 2007.

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

In addition, the Company, under the name DRYCLEAN USA®, currently franchises and licenses drycleaning stores in the United States, the Caribbean and Latin America. During fiscal 2008 and 2007, the Company’s license and franchise segment contributed approximately 1.2% of the Company’s revenues.

Through its Biz Brokers International subsidiary, the Company acts as a business broker to assist others seeking to buy or sell existing dry cleaning and laundry businesses. Someof the Company’s existing customers have become Biz Brokers International clients, utilizing the Company’s staff and ability to assist them in the sale of their businesses and associated real property. This business contributed less than 1% of the Company’s revenues during each of fiscal 2008 and 2007.

The Company, through its DRYCLEAN USA Development subsidiary, develops new turn-key dry cleaning establishments for resale to third parties. During fiscal 2008 and 2007, DRYCLEAN USA Development contributed less than 1% of the Company’s revenues.

Sales, Marketing and Customer Support

The laundry and dry cleaning equipment products marketed by the Company are sold by it to its customers in the United States, the Caribbean and Latin America, as well as customers of its DRYCLEAN USA licensing subsidiary. The Company employs sales executives to market its proprietary and distributed products, including its Aero-Tech®, Multi-Jet® and Green-Jet®products, inthe United States and in international markets. The Company supports product sales by advertising in trade publications, participating in trade shows and engaging in regional promotions and sales incentive programs. A substantial portion of equipment and parts sales orders are obtained by telephone, e-mail and fax inquiries originated by the customer or by representatives of the Company, and significant repeat sales are derived from existing customers.

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

Customers and Markets

The Company’s customer base consists of approximately 750 customers in the United States, the Caribbean and Latin America, including independent and franchise dry cleaning stores and chains, hotels, motels, cruise lines, hospitals, nursing homes, government institutions and distributors. No customer accounted for more than 10% of the Company’s revenues during fiscal 2008. One customer accounted for approximately 11% of the Company’s revenues during the year ended June 30, 2007.

Foreign Sales

For the years ended June 30, 2008 and 2007, export revenues, principally to the Caribbean and Latin America, aggregated approximately $4,347,000 and $3,684,000, respectively, of which approximately $4,161,000 and $3,548,000, respectively, related to commercial and industrial laundry and dry cleaning equipment.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Sources of Supply

The Company purchases laundry and dry cleaning machines, boilers and the other products from a number of manufacturers. Two of its suppliers accounted for approximately 22% and 16% of the Company’s purchases for the year ended June 30, 2008. One of these suppliers accounted for approximately 24% of the Company’s purchases for the year ended June 30, 2007. The Company’s major suppliers are Pellerin Milnor Corporation, Chicago Dryer Company, FMB Group and Unipress Corporation. Historically, the Company has not experienced difficulty in purchasing products it distributes for others and believes it has good working relationships with its suppliers.

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

The Company’s current bank revolving credit facility includes a $250,000 foreign exchange subfacility for the purpose of enabling the Company to mitigate its currency exposure in connection with its import activities through spot foreign exchange and forward exchange contracts. There were no open foreign exchange contracts at either June 30, 2008 or 2007.

Imports into the United States are also affected by the cost of transportation, the imposition of import duties and increased competition from greater production demands abroad. The United States, Italy and the European Union may, from time to time, impose quotas, duties, tariffs or other restrictions or adjust prevailing quotas, duties or tariff levels, which could affect the Company’s margins on its Aero-Tech® and Multi-Jet® machines. There have been no custom duties on the Company’s imported dry cleaning machines in either fiscal 2008 and 2007.

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

As a franchisor/licensor of retail dry cleaning stores, DRYCLEAN USA competes with several other franchisors and turn-key suppliers of dry cleaning stores primarily on the basis of trademark recognition and reputation. As a broker in the purchase and sale of retail dry cleaning stores and coin laundry businesses, Biz Brokers International competes with business brokers generally, as well as with other professionals with contacts in the retail dry cleaning and coin laundry business. Competition in this latter area is primarily based on reputation, advertising and, to a lesser degree, on the level of fees charged.

Research and Development

The Company has designed and introduced its Green-Jet® dry-wetcleaning and Multi-Jet® drycleaning machines and continues to improve these products. The amounts of research and development expenses for the years ended June 30, 2008 and 2007 were $2,640 and $41,910, respectively. Research and development expense has become minimal as most of the Company’s products are distributed for manufacturers that perform their own research and development.

Patents and Trademarks

The Company is the owner of United States service mark registrations for the names Aero-Tech®, Multi-Jet® and Green-Jet®, which are used in connection with its laundry and dry cleaning equipment, and of DRYCLEAN USA®, which is licensed by it to retail dry cleaning establishments. The Company intends to use and protect these or related service marks, as necessary. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products. Patents were granted in May 2005 for the protection of the Company’s new Green-Jet® dry-wetcleaningmachine in the United States which will expire in May 2021.

On January 3, 2005, the Company entered into a Patent License Agreement with Whirlpool Corporation (“Whirlpool”) in which the Company granted Whirlpool an exclusive license until December 31, 2008 and thereafter a non-exclusive license to make and sell laundry appliances incorporating the Company’s patent applications and other intellectual property related to fabric treatment technology for improving the drying and refreshing of garments in home clothes dryers. In consideration for the grant of the exclusive license through December 31, 2008, Whirlpool paid the Company $350,000, of which $331,100 was for the exclusive license fee. In addition, Whirlpool is to pay the Company a per unit royalty for dryers using the licensed technology that are sold during the three year period following the first sale following commercial production of dryers using the license technology. As of June 30, 2008 Whirlpool has not introduced any products containing the Company’s technologies.

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

Employees

The Company currently employs 33 employees on a full-time basis, of whom 3 serve in executive management capacities, 13 are engaged in sales and marketing, 9 are administrative and clerical personnel, 3 are in service, and 5 serve as warehouse support. None of the Company’s employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are satisfactory.

Item 2.	Description of Properties.

The Company’s executive offices and the main distribution center for its products are housed in three leased adjacent facilities totaling approximately 45,000 square feet in Miami, Florida. The Company believes its facilities are adequate for its present and anticipated future needs. The following table sets forth certain information concerning the leases at these facilities:

Facility	Approximate Sq. Ft.	Expiration
Miami, Florida (1)	27,000	October 2008 (2)
Miami, Florida	8,000	March 2009
Miami, Florida	10,000	December 2008 (3)

______________

(1)

Leased from Sheila Steiner, who, together with her husband, William K. Steiner, Chairman of the Board of Directors and a director of the Company, are the trustees of a trust which is a principal shareholder of the Company.

(2)	The Company has two three-year renewal options and intends to exercise the first of these options to extend this lease until October 31, 2011.

(3)	The Company has a three-year renewal option.

Item 3.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Market for the Common Equity and Related Stockholder Matters.

The Company’s Common Stock is traded on the American Stock Exchange (the “Amex”) under the symbol “DCU.” The following table sets forth, for the Company’s Common Stock, the high and low sales prices on the Amex, as reported by Amex, for the periods reflected below.

	High	Low
Fiscal 2008
First Quarter	$2.10	$1.50
Second Quarter	2.07	1.15
Third Quarter	1.74	.85
Fourth Quarter	1.37	.85
Fiscal 2007
First Quarter	$2.39	$1.40
Second Quarter	2.65	1.80
Third Quarter	2.70	1.79
Fourth Quarter	2.15	1.90

As of September 15, 2008, there were approximately 380 holders of record of the Company’s Common Stock.

The following table sets forth information concerning the cash dividends declared by the Company’s Board of Directors during the periods covered by this Report:

Declaration Date	Record Date	Payment Date	Per Share Amount
September 25, 2007	October 12, 2007	November 1, 2007	$ .04
March 29, 2007	April 13, 2007	May 1, 2007	$ .04
September 26, 2006	October 13, 2006	November 1, 2006	$ .04

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

The Company did not sell any equity securities during the year ended June 30, 2008 that were not registered under the Securities Act of 1933, as amended. The Company purchased 432 shares of its common stock from one stockholder during the fourth quarter of fiscal 2008 at a price of $1.18 per share. The repurchase was not solicited and was not made pursuant to any publicly announced repurchase plan or program.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

General

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto which appear in Item 7 of this Report.

Overview

Although fiscal 2008 revenues were flat compared to fiscal 2007, the Company’s net earnings decreased by 31.7% mostly due to costs associated with a restructuring of its sales and administrative staff and increased payroll expense. While this restructuring was costly, and resulted in increased selling costs, it enabled the Company to enter fiscal 2009 with a better positioned and efficient staff. Revenues, which, for the first nine months of fiscal 2008, were $2,361,232 behind revenues in the comparable fiscal 2007 nine month period, finished with a strong fourth quarter, as the Company shipped some of its accumulated backlog in the month of June 2008. A reduction in fiscal 2008 of 3.7% of domestic revenues was offset by an 18.0% increase of foreign revenues, principally sales of commercial laundry equipment, which continues to dominate the Company’s sales mix. The Company’s gross profit margin decreased by .5 percentage point to 22.8% of net sales in fiscal 2008 from 23.3% in fiscal 2007, mostly do to product mix changes and an increase in freight out expenses. Operating costs remained essentially flat except for the restructuring costs and increased payroll expense.

Both accounts receivable and inventories increased from a year ago, reducing the Company’s year-end cash position. Heavy shipments in the month of June 2008 accounted for the accounts receivable increase. Inventories have been building to support pending shipments. However, the effects on cash of the increase in inventories have been offset by an increase in cash received from customer deposits in connection with current orders. The Company expects both accounts receivable and inventories to return to more traditional levels during fiscal 2009 as accounts receivable are paid and inventories are shipped, thereby increasing the Company’s cash position.

On February 8, 2008, in light of the tightening of the economy, the Board of Directors determined it to be prudent to eliminate the dividend that the Company had been paying semi-annually.

Liquidity and Capital Resources

For the twelve month period ended June 30, 2008, cash decreased by $406,679 compared to an increase of $1,189,712 during fiscal 2007.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Years Ended June 30,
Net cash provided (used) by:	2008	2007
Operating activities	$(72,539)	$1,847,801
Investing activities	(52,258)	(95,046)
Financing activities	(281,882)	(563,043)

For the twelve month period ended June 30, 2008, operating activities used cash of $72,539 compared to $1,847,801 of cash provided by operating activities during fiscal 2007.

The cash used by operating activities in fiscal 2008 was primarily due to an increase of $1,282,966 in accounts and trade notes receivable due to heavy shipments in the month of June 2008 and a $978,537 increase in inventories needed to support an increase in orders. These uses were substantially offset by cash provided by an increase of $1,064,366 in customer deposits and the Company’s fiscal 2008 net earnings of $601,852, which included non-cash expenses for depreciation and amortization of $132,369 and bad debt expenses of $66,514 offset by a non-cash deferred income tax benefit of $49,075. Additional cash was provided by an increase of $410,741 in accounts payable due to the increased purchase of inventory and a decrease of $64,131 in refundable income taxes. Cash was also used as a result of an increase of $30,237 in other assets and a decrease of $82,775 in unearned income associated with the amortization of the initial fee received by the Company from Whirlpool Corporation in January 2005 (which fee is being amortized over a four year period ending December 31, 2008).

The cash provided by operating activities during fiscal 2007 was provided by net earnings of $880,990 and non-cash expenses for depreciation and amortization of $120,479, bad debt expense of $32,183, deferred taxes of $66,105 and inventory reserves of $57,428, coupled with changes in assets and liabilities of $690,616. The cash generated by changes in assets and liabilities was mostly due to decreases in accounts and trade notes receivables ($391,214) arising from large end of year shipments in fiscal 2006 which were paid for in fiscal 2007, inventories ($21,213) and other assets ($154,722). Additional cash was provided by increases in accounts payable and accrued expenses ($183,087), accrued employee expenses ($14,250) and customer deposits ($143,427). Cash was reduced by a decrease in unearned income of $82,775 associated with the amortization of the initial fee received from Whirlpool Corporation and a decrease in taxes payable of $70,391.

Investing activities in fiscal 2008 used cash of $52,258 mainly for capital expenditures of machinery and equipment and leasehold improvements. In fiscal 2007, investing activities used cash of $95,046, mostly for machinery and equipment ($93,846) and $1,200 for patent expenses.

Financing activities used cash of $281,882 and $563,043 for the years ended June 30, 2008 and 2007, respectively, mostly to pay cash dividends. On February 8, 2008, the Company announced that its Board of Directors determined to eliminate the semi-annual dividends in light of economic conditions.

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

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

Results of Operations

	Year Ended June 30,
	2008	2007
Net sales	$22,052,056	$22,091,863	-.2%
Development fees, franchise and license fees, commissions and other	653,087	656,664	-.5%
Total revenues	$22,705,143	$22,748,527	-.2%

Revenues for the year ended June 30, 2008 remained essentially flat, having decreased by $43,384 (.2%) from fiscal 2007. The commercial laundry and dry cleaning segment experience a decrease in revenues $61,664 (.3%) as domestic weakness caused a 3.6% decrease in sales which was offset by a 17.3% increase in foreign sales. Revenues of the Company’s license and franchise segment increased by $18,280 (6.9%), reflecting an increase in renewal fees. For the year ended June 30, 2008, sales of commercial laundry equipment increased by 2.0%, and sales of spare parts increased by 2.0%. These increases were offset by a 4.7% decrease in sales of dry cleaning equipment and a 1.6% decrease in boiler sales. Revenues of the Company’s Business Brokerage and Development divisions, which are included in the commercial laundry and dry cleaning segment, each contributed less than 1% of the Company’s revenues.

Overall expenses of the Company, including cost of sales expenses were 96.5% of total revenues in fiscal 2008, compared to 94.5% in fiscal 2007. Research and development expenses were minimal in each reported period as most of the Company’s products are distributed for manufacturers that perform their own research and development, represents less than .1% of revenues; therefore, such expenses have been combined with selling, general and administrative expenses for purposes of this analysis.

	Year Ended June 30,
	2008	2007
As a percentage of net sales:
Cost of sales	77.2%	76.7%
As a percentage of revenues:
Selling, general and administrative expenses	21.5%	20.0%

Total expenses	96.5%	94.5%

Cost of goods sold, expressed as a percentage of sales, increased to 77.2% in fiscal 2008 compared to 76.7% in fiscal 2007 principally due to a change in product mix and an increase in freight out expense. These increases were primarily offset by a reduction in installation costs.

Selling, general and administrative expenses increased by $342,162 (7.5%) in fiscal 2008 over fiscal 2007, and as a percentage of revenues to 21.5% in fiscal 2008 from 20.0% in fiscal 2007. The increases were primarily due to the restructuring of the Company’s sales and administrative staff and increased payroll expense. Other items in this category of expenses had slight fluctuations in line with business conditions.

Interest income increased by $563 (.3%), with larger average outstanding bank balances during the year being partially offset by lower prevailing interest rates.

The Company’s effective income tax rate decreased to 37.0% in fiscal 2008 from 37.6% in fiscal 2007 mostly due to an increase in deferred tax assets.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases 27,000 square feet of warehouse and office space from Sheila Steiner, who, together with her husband, William K. Steiner, Chairman of the Board of Directors and a director of the Company, are the trustees of a trust which is a principal shareholder of the Company. The lease is for a three-year period beginning November 1, 2005 at an annual rental of $94,500, with annual increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company is to bear the costs of real estate taxes, utilities, maintenance, non-structural repairs and insurance. The lease contains two three-year renewal options in favor of the Company. [The Company intends to exercise its first renewal option to extend this lease until October 31, 2011.] The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

In fiscal 2008 and 2007, the Company paid a law firm, in which a director is of counsel, approximately $59,100 and $46,700, respectively, for legal services performed.

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

Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent dry clean and laundry plants. The Company performs continuing credit evaluations of its customers’ financial condition and depending on the term of credit, the amount of the credit granted and management’s past history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Senior management reviews accounts and notes receivable on a regular basis to determine if any such amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve based on older aged amounts, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available to management, it believes the Company’s allowance for doubtful accounts as of June 30, 2008 is adequate. However, actual write-offs might exceed the recorded allowance.

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

Income Taxes

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Significant judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely that the asset will not be realized.

Effective July 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes ( an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The adoption of FIN48 did not result in any adjustment to the Company’s provision for income taxes.

New Accounting Pronouncements

In September 2006, the FASB Issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities which is effective for fiscal years beginning after November 15, 2007, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company does not believe SFAS 157 will have a material effect on its consolidated financial statements.

In September 2006, the Staff of the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the use of two approaches in quantitatively evaluating the materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting a prior year misstatement in the current year income statement is material, the prior year financial statements should be corrected. The Company does not expect SAB 108 to have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB No. 115,” which permits, at specified election dates, all entities to choose to measure eligible items at fair value. A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected is to be recognized in earnings as incurred and not deferred. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning on or after November 15, 2007 with early application permitted as of the beginning of a fiscal year beginning on or before November 15, 2007 if an entity also elects to apply the provisions of SFAS 157. Retrospective application is not permitted unless early adoption is adopted. The Company did not elect early application of SFAS 157. The Company is evaluating the effect, if any, the adoption of SFAS 159 will have on the Company’s financial statements.

In December 2007, the SEC published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107, to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under SFAS 123(R) beyond December 31, 2007. Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. The Company has concluded that its stock option exercise experience provides a reasonable basis upon which to estimate expected term, and therefore, has refined its method to calculate estimates of the expected term of stock options.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411,” “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The Company will adopt SFAS No. 162 once it is effective and is currently evaluating the effect that the adoption may have on the Company’s consolidated financial statements.

Item 7.	Financial Statements.

 DRYCLEAN USA, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

DRYCLEAN USA, Inc. and Subsidiaries:

Miami, Florida

We have audited the accompanying consolidated balance sheets of DRYCLEAN USA, Inc. and Subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DRYCLEAN USA, Inc. and Subsidiaries as of June 30, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berkovits & Company, LLP

Fort Lauderdale, Florida

August 25, 2008

DRYCLEAN USA, INC. and Subsidiaries

Consolidated Balance Sheets

June 30,	2008	2007

Assets

Current assets
Cash and cash equivalents	$3,889,736	$4,296,415
Accounts and trade notes receivable, net of allowance for doubtful accounts of $155,000 and $125,000, respectively	2,671,438	1,454,987
Inventories, net	3,891,592	2,912,524
Deferred income taxes	124,880	99,140
Refundable income taxes	—	64,131
Other current assets	128,590	98,353

Total current assets	10,706,236	8,925,550

Equipment and improvements, net	245,086	261,872

Franchise license, trademarks and other intangible assets, net	183,489	246,812

Deferred income taxes	32,675	9,340
Total assets	$11,167,486	$9,443,574

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$1,487,041	$1,076,300
Accrued employee expenses	600,311	605,383
Income taxes payable	16,682	—
Unearned income	41,387	124,162
Customer deposits	2,429,989	1,365,623

Total current liabilities	4,575,410	3,171,468
Total liabilities	4,575,410	3,171,468

Commitments and contingencies

Shareholders’ equity
Preferred Stock, $1.00 par value:
Authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $0.025 par value:
Authorized shares – 15,000,000; 7,065,500, shares issued, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	4,324,192	4,003,712
Treasury stock, 31,625 and 31,193 shares, respectively, at cost	(3,823)	(3,313)

Total shareholders’ equity	6,592,076	6,272,106
Total liabilities and shareholders’ equity	$11,167,486	$9,443,574

See accompanying summary of accounting policies and notes to consolidated financial statements.

DRYCLEAN USA, INC. and Subsidiaries

Consolidated Statements of Operations

Years ended June 30,	2008	2007

Revenues:
Net sales	$22,052,056	$22,091,863
Development fees, franchise and license fees, commissions and other	653,087	656,664

Total	22,705,143	22,748,527

Cost of sales, net	17,023,783	16,952,633
Selling, general and administrative expenses	4,887,485	4,506,053
Research and development expenses	2,640	41,910

Total	21,913,908	21,500,596

Operating income	791,235	1,247,931

Other income and expense
Interest income	163,356	162,793

Earnings before income taxes	954,591	1,410,724
Provision for income taxes	352,739	529,734

Net earnings	$601,852	$880,990

Net earnings per share
Basic	$.09	$.13
Diluted	$.09	$.13

Weighted average number of shares of
common stock outstanding:
Basic	7,034,258	7,034,390
Diluted	7,036,727	7,037,846

See accompanying summary of accounting policies and notes to consolidated financial statements.

DRYCLEAN USA, INC. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2006	7,065,500	$176,638	$2,095,069	31,050	$(3,020)	$3,685,472	$5,954,159

Purchase of treasury stock	—	—	—	143	(293)	—	(293)
Dividends paid	—	—	—	—	—	(562,750)	(562,750)
Net earnings	—	—	—	—	—	880,990	880,990
Balance at June 30, 2007	7,065,500	176,638	2,095,069	31,193	(3,313)	4,003,712	6,272,106

Purchase of treasury stock	—	—	—	432	(510)	—	(510)
Dividends paid	—	—	—	—	—	(281,372)	(281,372)
Net earnings	—	—	—	—	—	601,852	601,852
Balance at June 30, 2008	7,065,500	$176,638	$2,095,069	31,625	$(3,823)	$4,324,192	$6,592,076

See accompanying summary of accounting policies and notes to consolidated financial statements.

DRYCLEAN USA, INC. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended June 30,	2008	2007

Operating activities:
Net income	$601,852	$880,990
Adjustments to reconcile net income to net cash and cash equivalents (used) provided by operating activities:
Depreciation and amortization	132,369	120,479
Bad debt expense	66,514	32,183
Inventory reserve	(531)	57,428
Provision (benefit) for deferred income taxes	(49,075)	66,105
(Increase) decrease in operating assets:
Accounts and trade notes receivables	(1,282,966)	391,214
Inventories	(978,537)	21,213
Refundable income taxes	64,131	(64,131)
Other current assets	(30,237)	154,722
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	410,741	183,087
Accrued employee expenses	(5,073)	14,250
Unearned income	(82,775)	(82,775)
Customer deposits	1,064,366	143,427
Income taxes payable	16,682	(70,391)

Net cash (used) provided by operating activities	(72,539)	1,847,801

Investing activities:

Capital expenditures	(52,258)	(93,846)
Patent expenditures	—	(1,200)

Net cash used by investing activities	(52,258)	(95,046)

Financing activities:
Dividends paid	(281,372)	(562,750)
Purchase of treasury stock	(510)	(293)
Net cash used in financing activities	(281,882)	(563,043)
Net (decrease) increase in cash and cash equivalents	(406,679)	1,189,712
Cash and cash equivalents at beginning of year	4,296,415	3,106,703

Cash and cash equivalents at end of year	$3,889,736	$4,296,415

Supplemental Information:
Cash paid for:
Income taxes	$321,000	$598,151

See accompanying summary of accounting policies and notes to consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business

DRYCLEAN USA, Inc. and subsidiaries (collectively, the “Company”) sell commercial and industrial laundry and dry cleaning equipment, boilers and replacement parts. The Company also sells individual and area franchises under the DRYCLEAN USA name and acts as a business broker in connection with the purchase and sale of retail dry cleaning stores and coin laundries.

The Company primarily sells to customers located in the United States, the Caribbean and Latin America.
Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DRYCLEAN USA, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Products are generally shipped FOB origin and revenues are recorded as they are shipped. Shipping, delivery and handling fee income of approximately $1,099,000 and $974,000 for the years ended June 30, 2008 and 2007, respectively, are included in revenues in the consolidated financial statements. Shipping, delivery and handling costs are included in cost of sales. Commissions and development fees are recorded when earned. Individual franchise arrangements include a license and provide for the payment of initial fees for the granting of the franchise. Royalty fees are generated for the use of the name DRYCLEAN USA®. Initial franchise fees are generally recorded upon the opening of the franchise store. Continuing royalty fees are recorded when earned. Royalty fees recognized in fiscal 2008 and 2007 were approximately $214,000 and $197,000, respectively.

Customer deposits represent primarily amounts received from customers for future delivery of equipment or services. In January 2005, the Company signed an exclusive license agreement with Whirlpool Corporation, licensing the use of the Company’s patent technology on home appliances. Whirlpool Corporation paid to the Company $350,000, including $331,100 as a one time up front fee for the exclusive license, and is to pay royalties during the three year period following the introduction of Whirlpool Corporation manufactured products using the licensed technology. After this period, Whirlpool Corporation will retain a non-exclusive license and the Company is free to license its technology to other manufacturers. As of June 30, 2008, Whirlpool Corporation has not introduced any products containing the Company’s technologies. Unearned income represents the $331,100 fee for the exclusive license which is being amortized over 48 months, the life of the contract. At June 30, 2008, $41,387 remained to be amortized.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Accounts and Trade Notes Receivable

Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent dry cleaning and laundry plants. The Company performs continuing credit evaluations of its customers’ financial condition and, depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Senior management reviews accounts and notes receivable on a regular basis to determine if any amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available, as of June 30, 2008, management increased the Company’s allowance for doubtful accounts to $155,000, an increase of $30,000 over 2007. However, actual write-offs might exceed the recorded allowance.

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

Stock Based Compensation

The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan are the Company’s only stock-based compensation plans. The 2000 Stock Option Plan authorizes the grant (until May 2, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants. No options were outstanding under the 2000 Stock Option Plan on June 30, 2008 or 2007. The 1994 Non-Employee Director Stock Option Plan terminated as to future grants on August 23, 2004, but options to purchase 20,000 shares remain outstanding thereunder.

Under the modified prospective approach, SFAS 123(R) applies to new grants and to grants that were outstanding on December 31, 2005 to the extent not yet vested. Since no new options were granted during the years ended June 30, 2008 and 2007 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized under SFAS 123(R) during the years ended June 30, 2008 and 2007.

Earnings Per Share

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding during each year. Securities having an anti-dilutive effect on earnings per share are excluded from the calculations. See Note 11.

Advertising Costs

The Company expenses the cost of advertising as of the first date an advertisement is run. The Company expensed approximately $96,000 and $130,000 of advertising costs for the years ended June 30, 2008 and 2007, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts and trade notes receivable, accounts payable and accrued expenses. Due to their relatively short-term nature or variable rates, the carrying amounts of such financial instruments, as reflected in the accompanying consolidated balance sheets, approximate their estimated fair value. Their estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

Customer Deposits	Customer deposits represent advances paid by certain customers when placing orders for equipment with the Company. These deposits are generally non-refundable.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Income Taxes

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Significant judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely that the asset will not be realized.

Effective July 1, 2007, the Company adopted the provisions of the FIN 48, “Accounting for Uncertainty in Income Taxes 3/4 an interpretation of FASB Statement No. 109” (“FIN 48”) to clarify the requirements of SFAS No. 109, “Accounting for Income Taxes”, relating to the recognition of tax benefits. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The adoption of FIN 48 did not result in any adjustment to the Company’s provision for income taxes.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities which is effective for fiscal years beginning after November 15, 2007, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company does not believe SFAS 157 will have a material effect on its consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In September 2006, the Staff of the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the use of two approaches in quantitatively evaluating the materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting a prior year misstatement in the current year income statement is material, the prior year financial statements should be corrected. The Company does not expect SAB 108 to have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB No. 115,” which permits, at specified election dates, all entities to choose to measure eligible items at fair value. A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected is to be recognized in earnings as incurred and not deferred. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning on or after November 15, 2007 with early application permitted as of the beginning of a fiscal year beginning on or before November 15, 2007 if an entity also elects to apply the provisions of SFAS 157. Retrospective application is not permitted unless early adoption is adopted. The Company did not elect early application of SFAS 157. The Company is evaluating the effect, if any, the adoption of SFAS 159 will have on the Company’s financial statements.

In December 2007, the SEC published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107, to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under SFAS 123(R) beyond December 31, 2007. Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. The Company has concluded that its stock option exercise experience provides a reasonable basis upon which to estimate expected term, and therefore, has refined its method to calculate estimates of the expected term of stock options.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411,” “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The Company will adopt SFAS No. 162 once it is effective and is currently evaluating the effect that the adoption may have on the Company’s consolidated financial statements.

2. Inventories	Inventories are comprised of:
June 30,	2008	2007

Equipment	$3,110,332	$1,983,876
Parts	824,642	971,499
	3,934,974	2,955,375
Less reserve	(43,382)	(42,851)
	$3,891,592	$2,912,524

The Company has established reserves of $43,382 and $42,851 for the years ended June 30, 2008 and 2007, respectively, against slow moving inventory. For the years ended June 30, 2008 and 2007 the Company wrote-off $43,000 and $57,428, respectively, in slow moving inventory.

3. Equipment and Improvements	Major classes of equipment and improvements consist of the following:

June 30,	2008	2007

Furniture and equipment	$506,445	$494,931
Leasehold improvements	355,483	325,013
	861,928	819,944
Less accumulated depreciation and amortization	(616,842)	(558,072)
	$245,086	$261,872

Depreciation and amortization of equipment and improvements amounted to $58,771 and $52,346 for the years ended June 30, 2008 and 2007, respectively.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Intangible Assets	Franchise license, trademarks and other intangible assets consist of the following:
	Estimated Useful Lives (in years)	June 30, 2008	June 30, 2007

Franchise license agreements	10	$529,500	$529,500
Trademarks, patents and Tradenames	10-15	227,126	217,354
		756,626	746,854
Less accumulated amortization		(573,137)	(500,042)
		$183,489	$246,812

Amortization expense amounted to $73,598 in fiscal 2008 and $68,132 in fiscal 2007.
5. Income Taxes	The following are the components of income taxes (benefit):

Years ended June 30,	2008	2007

Current
Federal	$343,085	$395,865
State	58,729	67,764
	401,814	463,629

Deferred
Federal	(41,902)	56,443
State	(7,173)	9,662
	(49,075)	66,105
	$352,739	$529,734

The reconciliation of income tax expense computed at the Federal statutory tax rate of 34% to the provision for income taxes is as follows:

Years ended June 30,	2008	2007

Tax at the statutory rate	$324,561	$479,646
State income taxes, net of federal benefit	34,652	51,102
Other	(6,474)	(1,014)
	$352,739	$529,734

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes. Significant components of the Company’s current and noncurrent deferred tax assets and liabilities are as follows:

Years ended June 30,	2008	2007

Current deferred tax asset:
Allowance for doubtful accounts	$58,327	$47,038
Inventory capitalization	64,889	49,591
Other	1,664	2,511
	124,880	99,140

Noncurrent deferred tax asset (liability):
Equipment and improvements	(27,067)	(44,337)
Franchise, trademarks and other intangible assets	59,742	53,677

	32,675	9,340
Total net deferred income tax asset	$157,555	$108,480

4. Intangible Assets

Consistent with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company regularly estimates its ability to recover deferred tax assets, and establishes a valuation allowance against deferred tax assets that is determined to be “more-likely-than not” recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of June 30, 2008, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of our deferred tax assets over the periods during which temporary differences reverse.

Effective July 1, 2007, the Company adopted the provisions of the FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) to clarify the requirements of SFAS No. 109, “Accounting for Income Taxes”, relating to the recognition of tax benefits. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The adoption of FIN 48 did not result in any adjustment to the Company’s provision for income taxes.

The Company files U.S. federal and various state tax returns. The Company has been notified that the IRS intends to examine its tax return filed for fiscal year 2006. The Company believes that the final outcome will not have a material effect on its results of operations.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Credit Agreement and Term Loan

The Company is a party to a bank loan agreement which provides the Company with a revolving credit facility of $2,250,000, including a $1,000,000 letter of credit subfacility and $250,000 foreign exchange subfacility. Borrowings under the revolving credit facility bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate, are guaranteed by all of the Company’s subsidiaries and are collateralized by substantially all of the Company’s and its subsidiaries’ assets. The revolving credit facility matures October 30, 2008. At June 30, 2008 and 2007, there were no outstanding borrowings, letters of credit or foreign exchange contracts outstanding under the line of credit. The loan agreement requires maintenance of certain debt service coverage and leverage ratios and contains other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at June 30, 2008 and 2007.

7. Related Party Transactions

The Company leases warehouse and office space under an operating lease from Sheila Steiner, who, together with her husband, William K. Steiner, Chairman of the Board of Directors and a director of the Company, are trustees of a trust which is a principal shareholder of the Company. Annual rental expense under this lease was $99,300 in fiscal 2008 and $96,400 in fiscal 2007.

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

The Company paid a law firm, in which a director is of counsel, approximately $59,100 and $46,700 in fiscal 2008 and 2007, respectively, for legal services performed.

8. Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents in bank accounts and money market funds at a large bank and a large brokerage firm. At times, the bank deposits may exceed Federal Deposit Insurance Corporation (FDIC) and the brokerage account may exceed Securities Investor Protection Corporation (SIPC) limits. In addition to SIPC protection, the broker also maintains excess SIPC insurance with Lloyd’s of London. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base. Also, based on the Company’s credit evaluation, trade receivables may be collateralized by the equipment sold.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Commitments

In addition to the warehouse and office space leased from the wife of an officer and director who, together, are trustees of a trust which is a principal shareholder (see Note 7), the Company leases two additional office and warehouse facilities from unrelated third parties under operating leases expiring in March 2009 and December 2008, respectively. As of June 30, 2008, the Company is also obligated under three leases for future dry cleaning stores, for a sum of $141,390 in annual base rent per year for the next five years. The Company anticipates assigning these leases to a dry cleaning franchisee or another customer when the leased facilities are available for occupancy.

Minimum future rental commitments for leases in effect at June 30, 2008 approximates the following:

Years ending June 30,

2009	$152,800
2010	143,500
2011	147,800
2012	152,200
2013	156,800
Thereafter	79,600
Total	$832,700

Rent expense aggregated $186,176 and $179,503 for the years ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, the Company had no outstanding letters of credit.

The Company, through its manufacturers, provides parts warranties for products sold. These warranties are the responsibility of the manufacturer. As such, warranty related expenses are insignificant to the consolidated financial statements.

10. Retirement Plan

The Company has a participatory deferred compensation plan under which it matches employee contributions up to 2% of an eligible employee’s yearly compensation. Employees are eligible to participate in the plan after one year of service. The Company contributed approximately $21,300 and $12,600 to the Plan during fiscal 2008 and fiscal 2007, respectively. The plan is qualified under Section 401(k) of the Internal Revenue Code.

11. Earnings Per Share	The following reconciles the components of the earnings per share computation:

Year ended June 30, 2008
	Income(Numerator)	Shares(Denominator)	Per Share Amount
Net earnings	$601,852	7,034,258	$.09
Effect of dilutive securities:
Stock options	—	2,469	—
	$601,852	7,036,727	$.09

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended June 30, 2007
Net earnings	$880,990	7,034,390	$.13

Effect of dilutive securities:
Stock options	—	3,456	—

	$880,990	7,037,846	$.13

As of June 30, 2008, there were outstanding options to purchase 10,000 shares of the Company’s common stock which were excluded from the computations of earnings per share because the excise price of the options was at least the average market price of the Company’s common stock for the period.

There were no options excluded in the computations of earnings per share in fiscal 2007.
12. Dividends	The Company paid dividends of $.04 per share on November 1, 2007, May 1, 2007 and November 1, 2006. On February 8, 2008, the Company announced that it was eliminating the payments of dividends.
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

Pursuant to the Company’s 2000 Stock Option Plan, the Company may grant incentive stock options and nonqualified stock options at an exercise price of at least 100% of the market value of the Company’s common stock on the date of grant, may have a maximum term of 10 years and are not transferable. However, incentive stock options granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by the Company must have an exercise price of at least 110% of the fair market value of the Company’s common stock on the date of the grant and may not have a term of more than five years. Incentive stock options granted under the 2000 Stock Option Plan are subject to the limitation that the aggregate fair market value (determined as of the date of grant) of those options which may first become exercisable in any calendar year cannot exceed $100,000.

Generally, options terminate three months following termination of service (except generally one year in the case of termination of service by reason of death or disability). Options granted under the plan also terminate upon a merger in which the Company is not the surviving corporation or in which shareholders before the merger cease to own at least 50% of the combined voting power in the elections of directors of the surviving corporation, the sale of substantially all of the Company’s assets or the liquidation or dissolution of the Company, unless another provision is made by the board of directors. No options were granted under the 2000 Stock Option Plan in fiscal 2008 or fiscal 2007 and no options were outstanding under that plan at either June 30, 2008 or 2007.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

A summary of options under the 1994 Non-Employee Director Stock Option Plan as of June 30, 2008 and 2007 and changes during the years then ended is presented below:

Year Ended June 30, 2008	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	20,000	$ 1.45
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at end of year	20,000	$ 1.45
Options exercisable at year-end	20,000	$ 1.45
Options available for future grant at year-end	500,000

Year Ended June 30, 2007	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	20,000	$ 1.45
Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding at end of year	20,000	$ 1.45

Options exercisable at year-end	20,000	$ 1.45

The following table summarizes information about outstanding stock options at June 30, 2008 (both of which are under the 1994 Non-Employee Stock Option Plan):

Exercise Prices	Number Outstanding at 6/30/08	Remaining Contractual Life	Exercise Prices	Number Exercisable at 6/30/08	Exercise Price

$ .91	10,000	.3 years	.91	10,000	$ .91
$ 2.00	10,000	.9 years	2.00	10,000	$ 2.00

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Segment Information

The Company’s reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Steiner-Atlantic Corp., Biz Brokers International, Inc. and DRYCLEAN USA Development Corp., wholly-owned subsidiaries of the Company, comprise the commercial and industrial laundry and dry cleaning equipment segment. Steiner-Atlantic Corp. sells commercial and industrial laundry and dry cleaning equipment and steam boilers to customers in the United States, the Caribbean and Latin American markets. Biz Brokers International, Inc. acts as a business broker to assist others seeking to buy or sell existing dry cleaning and coin laundry businesses. DRYCLEAN USA Development Corp. develops turn-key dry cleaning establishments for resale to third parties.

DRYCLEAN USA License Corp., a wholly-owned subsidiary of the Company, comprises the license and franchise operations segment.
The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.
Financial information for the Company’s business segments is as follows:

Year ended June 30,	2008	2007

Revenues:
Commercial and industrial laundry and dry cleaning equipment	$22,422,719	$22,484,383
License and franchise operations	282,424	264,144
Total revenues	$22,705,143	$22,748,527

Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment	$937,533	$1,373,391
License and franchise operations	161,977	165,022
Corporate	(308,275)	(290,482)
Total operating income	$791,235	$1,247,931

Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment	$10,509,519	$8,712,151
License and franchise operations	495,648	554,518
Corporate	162,319	176,905
Total assets	$11,167,486	$9,443,574

For the years ended June 30, 2008 and 2007, export revenues, principally to the Caribbean and Latin America, aggregated approximately $4,347,000 and $3,684,000, respectively, of which approximately $4,161,000 and $3,548,000, respectively, related to the commercial and industrial laundry and dry cleaning equipment segment. All such sales are denominated in U.S. Dollars and, accordingly, the Company is not exposed to risks of foreign currency fluctuations as a result of such sales.

No customer accounted for more than 10% of the Company’s revenues in fiscal 2008. One customer accounted for approximately 11% of the Company’s revenues in fiscal 2007.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the Company, with the participation of the Company’s principal executive officer and the Company’s principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures.” As defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s principal executive officer and principal officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Report of Management on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, “internal control over financial reporting” means a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance, based on an appropriate cost-benefit analysis, to the company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that the company’s transactions are recorded as necessary to permit preparation of the company’s financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of the company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the company’s financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’ management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment, the Company’s management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control

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

The following information is presented with respect to the background of each of the directors and executive officers of the Company:

Michael S. Steiner, 52, has been President, Chief Executive Officer and a director of the Company since November 1998 and of Steiner since 1988.

William K. Steiner, 78, has been a director of the Company since November 1998 and Chairman of the Board of Steiner since he founded Steiner in 1960.

Venerando J. Indelicato, 75, was President of the Company from December 1967 until November 1998 and has been Treasurer and Chief Financial Officer of the Company since December 1998.

David Blyer, 48, has served as a director of the Company since November 1998. Mr. Blyer has been Co-Chairman of Profiles in Concrete, Inc., a manufacturer and installer of architectural cast stone for residential and commercial construction markets, since January 2005. From July 2002 until January 2005, Mr. Blyer was an independent consultant. Mr. Blyer was Chief Executive Officer and President of Vento Software, Inc., a developer of software for specialized business applications, from 1994, when he co-founded that company, until November 1999, when the company was acquired by SPSS Inc, a computer software company that develops and distributes technology for the analysis of data in decision making. From November 1999 until December 2000, Mr. Blyer served as Vice President of Vento Software, Inc., and, from January 2001 until July 2002, served as President of the Enabling Technology Division of SPSS Inc.

Lloyd Frank, 83, has been a director of the Company since 1977. Mr. Frank has been of counsel to the law firm of Troutman Sanders LLP since April 2005. Prior thereto, Mr. Frank was a member of the law firm of Jenkens & Gilchrist Parker Chapin LLP and its predecessor from 1977 until the end of 2003 and of counsel to that firm from January 2004 until March 2005. The Company retained Troutman Sanders LLP during the Company’s last fiscal year and is retaining that firm during the Company’s current fiscal year. Mr. Frank is also a director of Park Electrochemical Corp. and Volt Information Sciences, Inc.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Alan M. Grunspan, 48, has served as a director of the Company since May 1999. Since 2004, Mr. Grunspan has been a member of the law firm of Carlton Fields, P.A. Mr. Grunspan was a member of the law firm of Kaufman Dickstein & Grunspan P. A. from 1991 untilhe joined Carlton Fields, P.A.

Stuart Wagner, 77, has served as a director of the Company since November 1998. Mr. Wagner has been retired since 1998. From 1975 to 1997, Mr. Wagner served as President of Wagner Products Corp., a manufacturer and distributor of products in the HVAC industry, a company which he founded, and served as a consultant to Diversified Corp., which acquired Wagner Products Corp., from 1997 until 1998.

Mr. Michael S. Steiner is the son of Mr. William K. Steiner. There are no other family relationships among any of the directors and executive officers of the Company. All directors serve until the next annual meeting of stockholders and until the election and qualification of their respective successors. All officers serve at the pleasure of the Board of Directors.

The balance of the information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 10.	Executive Compensation.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as at June 30, 2008, with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security Holders	20,000(a)	$1.45	500,000(b)

Equity compensation plans not approved by security holders	0	—	0
Total	20,000	$1.45	500,000

(a)	Represents options granted under the Company’s 1994 Non-Employee Director Stock Option Plan under which no future options may be granted.

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

The balance of the information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 12.	Certain Relationships and Related Transactions.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

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

4(a)(1)(G)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)
4(a)(1)(H)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)
4(a)(l)(I)	Letter, dated as of October 16, 2006, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 23, 2006, File No. 001-14757.)
4(a)(1)(J)	Letter, dated as of October 18, 2007, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 22, 2007, File No. 001-14757.)
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

10(b)(1)+

The Company’s 1994 Non-Employee Director Stock Option Plan. (Exhibit A to the Company’s Proxy Statement dated October 14, 1994 used in connection with the Company’s 1994 Annual Meeting of Stockholders, File No. 000-9040.)

10(b)(2)+	The Company’s 2000 Stock Option Plan. (Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-37582.)

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 001-14757)
21	Subsidiaries of the Company. (Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 001-14757.)
*23	Consent of Berkovits & Company, LLP.
*31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.
+	Management contract or compensatory plan or arrangement.

Item 14.	Principal Accountant Fees and Services.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRYCLEAN USA, Inc.

Dated: September 24, 2008	By:	/s/ Michael S. Steiner
Michael S. Steiner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Michael S. Steiner	President, Chief Executive Officer	September 24, 2008
Michael S. Steiner	(Principal Executive Officer) and Director
/s/ Venerando J. Indelicato	Chief Financial Officer	September 24, 2008
Venerando J. Indelicato	(Principal Financial and Accounting Officer) and Director
Director
David Blyer

/s/ Lloyd Frank	Director	September 24, 2008
Lloyd Frank
/s/ Alan M. Grunspan	Director	September 24, 2008
Alan M. Grunspan
/s/ William K. Steiner	Director	September 24, 2008
William K. Steiner
/s/ Stuart Wagner	Director	September 24, 2008
Stuart Wagner

EXHIBIT INDEX

Exhibit No.	Description

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

4(a)(1)(G)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)
4(a)(1)(H)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)
4(a)(l)(I)	Letter, dated as of October 16, 2006, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 23, 2006, File No. 001-14757.)
4(a)(1)(J)	Letter, dated as of October 18, 2007, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 22, 2007, File No. 001-14757.)
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

10(b)(1)+

The Company’s 1994 Non-Employee Director Stock Option Plan. (Exhibit A to the Company’s Proxy Statement dated October 14, 1994 used in connection with the Company’s 1994 Annual Meeting of Stockholders, File No. 000-9040.)

10(b)(2)+	The Company’s 2000 Stock Option Plan. (Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-37582.)
14	Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 001-14757)
21	Subsidiaries of the Company. (Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 001-14757.)
*23	Consent of Berkovits & Company, LLP.
*31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.
+	Management contract or compensatory plan or arrangement.