Form 10-Q
period 2008-09-30
DRYCLEAN USA INC
filed 2008-11-14
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-14757

DRYCLEAN USA, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	11-2014231
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

290 N.E. 68 Street, Miami, Florida              33138

(Address of principal executive offices)    (Zip code)

(305) 754-4551

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 10, 2008, the registrant had 7,033,875 outstanding shares of Common Stock, $.025 par value per share, which is registrant’s only class of common stock.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DRYCLEAN USA, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

	For the three months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Net sales	$6,644,145	$4,568,051
Development fees, franchise and license fees, commissions and other income	106,672	168,593
Total revenues	6,750,817	4,736,644

Cost of sales	5,265,620	3,462,795
Selling, general and administrative expenses	1,181,489	1,146,156
Total cost of sales and operating expenses	6,447,109	4,608,951
Operating income	303,708	127,693
Interest income	26,278	48,879
Earnings before income taxes	329,986	176,572
Provision for income taxes	120,985	63,528
Net earnings	$209,001	$113,044

Basic and diluted earnings per share	$.03	$.02

Weighted average number of shares of common stock outstanding:
Basic	7,033,875	7,034,307
Diluted	7,033,875	7,037,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2008	June 30, 2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$4,255,278	$3,889,736
Accounts and trade notes receivable, net	1,791,160	2,671,438
Inventories	4,525,166	3,891,592
Deferred income taxes	94,069	124,880
Other assets, net	151,932	128,590
Total current assets	10,817,605	10,706,236

Equipment and improvements, net	230,098	245,086
Franchise, trademarks and other intangible assets, net	165,847	183,489
Deferred tax asset	30,356	32,675

Total assets	$11,243,906	$11,167,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND

SHAREHOLDERS’ EQUITY

	September 30, 2008	June 30, 2008
	(Unaudited)
Current Liabilities
Accounts payable and accrued expenses	$1,767,345	$1,487,041
Accrued employee expenses	304,666	600,311
Unearned income	20,694	41,387
Customer deposits	2,270,587	2,429,989
Income taxes payable	79,537	16,682
Total current liabilities	4,442,829	4,575,410

Total liabilities	4,442,829	4,575,410

Shareholders’ Equity
Preferred Stock, $1.00 par value: Authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $0.025 par value: Authorized shares – 15,000,000; 7,065,500 shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	4,533,193	4,324,192
Treasury stock, 31,625 shares at cost	(3,823)	(3,823)

Total shareholders’ equity	6,801,077	6,592,076

	$11,243,906	$11,167,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the three months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Operating activities:
Net earnings	$209,001	$113,044
Adjustments to reconcile net earnings to net cash provided by (used in) by operating activities:
Depreciation and amortization	32,630	34,565
Bad debt expense	(534)	333
Provision for deferred income taxes	33,130	3,742
(Increase) decrease in operating assets:
Accounts, trade notes and lease receivables	880,812	(644,604)
Inventories	(633,574)	(660,023)
Refundable income taxes	—	41,036
Other current assets	(23,342)	(59,071)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	280,304	200,812
Customer deposits and other	(159,402)	74,910
Income taxes payable	62,855	—
Unearned income	(20,693)	(20,693)
Accrued employee expenses	(295,645)	(316,994)
Net cash provided by (used in) by operating activities	365,542	(1,232,943)
Investing activities:
Capital expenditures, net	—	(9,537)
Net cash used in investing activities	—	(9,537)
Net increase (decrease) in cash and cash equivalents	365,542	(1,242,480)
Cash and cash equivalents at beginning of period	3,889,736	4,296,415

Cash and cash equivalents at end of period	$4,255,278	$3,053,935

Supplemental disclosures of cash flow information:
Income taxes paid	$40,000	$125,000
Dividends declared but not yet paid	$—	$281,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Note (1) – Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008. The June 30, 2008 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB as of that date. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note (2) – Earnings Per Share: Basic and diluted earnings per share for the three months ended September 30, 2008 and 2007 are computed as follows:

	For the three months ended September 30,
	2008	2007
Basic
Net earnings	$209,001	$113,044
Weighted average shares outstanding	7,033,875	7,034,307
Basic earnings per share	$.03	$.02

Diluted
Net earnings	$209,001	$113,044
Weighted average shares outstanding	7,033,875	7,034,307
Plus incremental shares from assumed exercise of stock options	—	3,278
Diluted weighted average common shares	7,033,875	7,037,585
Diluted earnings per share	$.03	$.02

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

At September 30, 2008 and 2007, there were outstanding options to purchase 20,000 and 10,000 shares, respectively, of the Company’s common stock which were excluded in the computation of earnings per share because the exercise price of the options was at least the average market price of the Company’s common stock for the period.

Note (3) – Revolving Credit Line: On October 10, 2008, the Company received an extension until October 30, 2009 of its existing $2,250,000 revolving line of credit facility. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at September 30, 2008 or June 30, 2008.

Note (4) - Stock-Based Compensation Plans: The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan are the Company’s only stock-based compensation plans. The 2000 Stock Option Plan authorizes the grant (until May 2, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants, of which no options were outstanding on September 30, 2008. The 1994 Non-Employee Director Stock Option Plan terminated as to future grants on August 23, 2004, but options to purchase 20,000 shares remain outstanding thereunder.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”), utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123(R) applies to new grants after December 15, 2005 and to grants that were outstanding on December 31, 2005 to the extent not yet vested. Since no new options were granted during the three months ended September 30, 2008 and 2007 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized under SFAS 123(R) during the three months ended September 30, 2008 and 2007.

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

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Note (6) – Income Taxes: As of September 30, 2008 and June 30, 2008, the Company had deferred tax assets of approximately $124,425 million and $157,555, respectively.

Consistent with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company regularly estimates its ability to recover deferred tax assets, and establishes a valuation allowance against deferred tax assets that is determined to be “more-likely-than not” recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of September 30, 2008, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of our deferred tax assets over the periods during which temporary differences reverse.

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

Note (7) - Segment Information: The Company’s reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Financial information for the Company’s business segments is as follows:

	For the three months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment	$6,706,440	$4,659,934
License and franchise operations	44,377	76,710
Total revenues	$6,750,817	$4,736,644

Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment	$367,432	$162,987
License and franchise operations	24,539	53,302
Corporate	(88,263)	(88,596)
Total operating income	$303,708	$127,693

	September 30, 2008	June 30, 2008
	(Unaudited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment	$10,969,167	$10,509,519
License and franchise operations	133,987	495,648
Corporate	140,752	162,319
Total assets	$11,243,906	$11,167,486

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Note (8) - New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) Issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are to be recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 does not defer recognition and disclosure requirements for financial assets and financial liabilities which is effective for fiscal years beginning after November 15, 2007, or for nonfinancial assets and nonfinancial liabilities that are to be remeasured at least annually. The Company does not believe SFAS 157 will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB No. 115,” which permits, at specified election dates, all entities to choose to measure eligible items at fair value. A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected is to be recognized in earnings as incurred and not deferred. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning on or after November 15, 2007 with early application permitted as of the beginning of a fiscal year beginning on or before November 15, 2007 if an entity also elects to apply the provisions of SFAS 157. Retrospective application is not permitted unless early adoption is adopted. FSAS 159 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107, to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under SFAS 123(R) beyond December 31, 2007. Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. The Company has concluded that its stock option exercise experience provides a reasonable basis upon which to estimate expected term, and therefore, has refined its method to calculate estimates of the expected term of stock options.

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411,” “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The Company will adopt SFAS No. 162 once it is effective. The Company is currently evaluating the effect the adoption may have on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Revenues for the first quarter of fiscal 2009 increased by 42.5% and net earnings increased by 84.9% over the same period of fiscal 2008. The increase in revenues was primarily attributable to the shipping of the Company’s accumulated backlog. Although the Company received new orders in the quarter at traditional levels, they did not fully replace the backlog used. The Company has received larger contracts which historically carry lower margins, as a result of which gross profit margins declined to 20.7% of net sales in the first quarter of fiscal 2009 from 24.2% in the same fiscal 2008 period. This trend is expected to continue, especially since projects that can be financed in the current economic environment have become more competitive. Foreign sales continued to be strong, increasing by 221.8% in the first quarter of fiscal 2009 over the same period of fiscal 2008.

Cash on hand increased during the quarter by $365,542, as the larger than normal accounts receivable level at June 30, 2008 was reduced; however, inventories have increased during the period to support scheduled shipments, using some of the cash that was generated from operations and the collection of receivables.

Liquidity and Capital Resources

The following summarizes the Company’s Consolidated Statement of Cash Flows:

	Three Months Ended September 30,
	2008 (Unaudited)	2007 (Unaudited)
Net cash provided by (used in) by:
Operating activities	$365,542	$(1,232,943)
Investing activities	—	(9,537)

For the three month period ended September 30, 2008, operating activities provided cash of $365,542 compared to cash of $1,232,943 used by operating activities during the same period of fiscal 2008. Cash was provided in the fiscal 2009 quarter by net earnings of $209,001 and non-operating expenses for depreciation and amortization of $32,630 and a provision of $33,130 for deferred taxes, together with $91,315 provided by changes in assets and liabilities. Several offsetting factors contributed to thenet cash provided by changes of assets and liabilities. First, cash was positively impacted by a decrease of $880,812 in accounts, trade notes and lease receivables resulting primarily from the collection of accounts receivable that arose from the heavy shipments at the end of fiscal 2008, partially offset by a decrease of $159,402 in customer deposits applied to the heavy shipments during the quarter. An increase in income taxes payable also provided cash of $62,855. On the other hand, cash was negatively impacted by an increase in inventories of $633,574 needed to support the Company’s current backlog, partially offset by a $280,304 increase in accounts payable and accrued expenses. Additional cash was used to reduce accrued employee expenses ($295,645) and unearned income ($20,693) associated with the amortization of the initial fee received by the Company from Whirlpool Corporation in January 2005 (which fee is being amortized over a four year period ending December 31, 2008).

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

There were no investing activities for the first three months of fiscal 2009, but the Company expended $9,537 for capital expenditures during the first quarter of fiscal 2008.

There were no financing activities during the first quarters of fiscal 2009 and 2008.

On October 10, 2008, the Company received an extension until October 30, 2009 of its existing $2,250,000 revolving line of credit facility. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at September 30, 2008 or June 30, 2008.

The Company believes that its present cash position and cash it expects to generate from operations, as well as, if needed, cash borrowings available under its $2,250,000 revolving line of credit facility, will be sufficient to meet its operational needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

Results of Operations

	Three Months Ended September 30,
	2008 (Unaudited)	2007 (Unaudited)
Net sales	$6,644,145	$4,568,051	+45.4%
Development fees, franchise and license fees, commissions and other income	106,672	168,593	-36.7%
Total revenues	$6,750,817	$4,736,644	+42.5%

Revenues for the three month period ended September 30, 2008 increased by $2,014,173 (42.5%) from the same period of fiscal 2008. The increase was attributable to a $2,046,506 (43.9%) increase in revenue in the commercial laundry and dry cleaning segment. Commercial laundry equipment sales increased by 106.9% and parts sales increased by 4.1%; however, these increases were offset in part, by a 23.3% decrease in sales of boilers and a 48.7% decrease in sales of dry cleaning equipment. The increase in commercial laundry equipment sales reflects the Company’s focus on commercial laundry machine sales as the need for dry cleaning equipment has decreased due to more casual dressing. Revenues of the license and franchise segment decreased on a comparable basis by $32,333 (42.1%) from the first quarter of 2007 which was favorably impacted by certain renewal license fees.

	Three Months Ended September 30,
	2008 (Unaudited)	2007 (Unaudited)
As a percentage of net sales:
Cost of sales	79.3%	75.8%
As a percentage of revenues:
Selling, general and administrative expenses	17.5%	24.2%

Total cost of sales and operating expenses	95.5%	97.3%

Costs of goods sold, expressed as a percentage of sales, increased to 79.3% from 75.8% for the three month period ended September 30, 2008 from the same period of fiscal 2008 mainly due the Company receiving larger contracts which historically carry lower margins due to domestic and foreign competition.

Selling, general and administrative expenses increased by $35,333 (3.1%), but as a percentage of revenues decreased to 17.5% in the first quarter of fiscal 2009 from 24.2% in the first quarter of fiscal 2008. While expenses in these categories were basically flat in the comparable quarters, the decrease as a percentage of revenues in the fiscal 2009 period was due to the increased level of sales which absorbed greater fixed and semi-variable expenses.

Interest income decreased by $22,601 (46.2%) in the first quarter of fiscal 2009 over the same period of fiscal 2008, due to lower prevailing interest rates which, offset higher account balances.

The Company’s effective tax rate increased to 36.7% from 36.0% due to changes in deferred tax assets and other deductions.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases 27,000 square feet of warehouse and office space from Sheila Steiner, who together with her husband, William K. Steiner, Chairman of the Board of Directors and a director of the Company, are the trustees of a trust which is a principal shareholder of the Company. The lease provides for a three year term beginning November 1, 2005 with two three year renewal options in favor of the Company. On September 29, 2008, the Company exercised the first renewal option that extends the lease until October 31, 2011. The lease provides for an annual rental of $94,500 with annual increases, commencing November 1, 2006, of 3% over the rent in the prior year. The Company bears the costs of real estate taxes, utilities, maintenance, non-structural repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s results of operations remain unchanged from those described in the Management’s Discussion an Analysis or Plan of Operation section of the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008. The Company makes estimates and assumptions that effect the reported amount of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Therefore, there can be no assurance that the actual results will not differ from those estimates.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) Issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are to be recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 does not defer recognition and disclosure requirements for financial assets and financial liabilities which is effective for fiscal years beginning after November 15, 2007, or for nonfinancial assets and nonfinancial liabilities that are to be remeasured at least annually. The Company does not believe SFAS 157 will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB No. 115,” which permits, at specified election dates, all entities to choose to measure eligible items at fair value. A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected is to be recognized in earnings as incurred and not deferred. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning on or after November 15, 2007 with early application permitted as of the beginning of a fiscal year beginning on or before November 15, 2007 if an entity also elects to apply the provisions of SFAS 157. Retrospective application is not permitted unless early adoption is adopted. FSAS 159 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107, to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under SFAS 123(R) beyond December 31, 2007. Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. The Company has concluded that its stock option exercise experience provides a reasonable basis upon which to estimate expected term, and therefore, has refined its method to calculate estimates of the expected term of stock options.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411,” “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The Company will adopt SFAS No. 162 once it is effective and is currently evaluating the effect the adoption may have on the Company’s consolidated financial statements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 6.     Exhibits

(a)	Exhibits:
4.1	Letter, dated October 10, 2008, from Wachovia Bank, National Association, among other things, extending the Company’s revolving credit facility.
10.1	Letter, dated September 29, 2008, from the Company’s wholly-owned subsidiary, Steiner-Atlantic Corp., to Sheila Steiner and William Steiner exercising an option to extend a lease.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008	DRYCLEAN USA, Inc.

	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato, Treasurer and Chief Financial Officer

Exhibit Index

4.1	Letter, dated October 10, 2008, from Wachovia Bank, National Association, among other things, extending the Company’s revolving credit facility.
10.1	Letter, dated September 29, 2008, from the Company’s wholly-owned subsidiary, Steiner-Atlantic Corp., to Sheila Steiner and William Steiner exercising an option to extend a lease.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.