Form 10-Q
period 2008-12-31
DRYCLEAN USA INC
filed 2009-02-17
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008,

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No	☐	.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

☐ Accelerated filer ☐ Non-accelerated filer ☐Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,875 shares outstanding as of February 12, 2009.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the six months ended December 31,		For the three months ended December 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net sales	$12,778,550	$10,029,432	$6,134,405	$5,461,381
Development fees, franchise and license fees, commissions and other	185,915	352,092	79,243	183,499
Total revenues	12,964,465	10,381,524	6,213,648	5,644,880

Cost of goods sold	9,901,476	7,662,742	4,635,856	4,199,947
Selling, general and administrative expenses	2,420,013	2,356,224	1,238,524	1,209,321
Total operating expenses	12,321,489	10,018,966	5,874,380	5,409,268

Operating income	642,976	362,558	339,268	235,612
Interest income	58,063	98,516	31,785	48,890

Earnings before taxes	701,039	461,074	371,053	284,502
Provision for income taxes	266,348	168,764	145,363	105,236
Net earnings	$434,691	$292,310	$225,690	$179,266

Basic and diluted earnings per share	$.06	$.04	$.03	$.03
Weighted average number of shares
Basic	7,033,875	7,034,307	7,033,875	7,034,307
Diluted	7,033,875	7,037,472	7,033,875	7,037,333

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2008 (Unaudited)	June 30, 2008
Current Assets
Cash and cash equivalents	$5,209,923	$3,889,736
Accounts and trade notes receivable, net	1,141,108	2,671,438
Inventories	3,727,815	3,891,592
Deferred income taxes	108,701	124,880
Refundable income taxes	42,379	-
Other assets	113,551	128,590
Total current assets	10,343,477	10,706,236

Equipment and improvements, net	215,359	245,086
Franchise, trademarks and other intangible assets, net	148,205	183,489
Deferred tax asset	27,944	32,675

	$10,734,985	$11,167,486

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31, 2008 (Unaudited)	June 30, 2008
Current Liabilities
Accounts payable and accrued expenses	$1,015,883	$1,487,041
Accrued employee expenses	413,310	600,311
Income taxes payable	-	16,682
Unearned income	-	41,387
Customer deposits	2,279,025	2,429,989
Total current liabilities	3,708,218	4,575,410

Total liabilities	3,708,218	4,575,410

Shareholders’ Equity
Preferred stock, $1.00 par value:
Authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; Authorized shares - 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	4,758,883	4,324,192
Treasury stock, 31,625 shares, at cost	(3,823)	(3,823)
Total shareholders’ equity	7,026,767	6,592,076
	$10,734,985	$11,167,486

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	December 31, 2008 (Unaudited)	December 31, 2007 (Unaudited)
Operating activities:
Net earnings	$434,691	$292,310
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Bad debt expense	42,175	6,369
Depreciation and amortization	65,011	66,577
Provision for deferred income taxes	20,910	34,979
(Increase) decrease in operating assets:
Accounts, and trade notes receivables	1,488,155	163,492
Inventories	163,777	16,542
Other current assets	15,039	(32,453)
Refundable income taxes	(42,379)	8,785
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(471,158)	(194,310)
Accrued employee expenses	(187,001)	(161,782)
Unearned income	(41,387)	(41,387)
Customer deposits	(150,964)	(575,904)
Income taxes payable	(16,682)	-
Net cash provided (used) by operating activities	1,320,187	(416,782)
Investing activities:
Capital expenditures	-	(18,189)
Net cash used by investing activities	-	(18,189)
Financing activities:
Dividends paid	-	(281,372)
Net cash used by financing activities	-	(281,372)

Net increase (decrease) in cash and cash equivalents	1,320,187	(716,343)
Cash and cash equivalents at beginning of period	3,889,736	4,296,415
Cash and cash equivalents at end of period	$5,209,923	$3,580,072
Supplemental information:
Cash paid for income taxes	$304,500	$125,000

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

Note (2) – Sales Tax: The Financial Accounting Standards Board ratified Emerging Issues Task Force ("EITF") Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation).” EITF 06-03 reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. Taxes collected from the Company's customers are and have been recorded on a net basis. As such, the Company has not recorded sales tax as part of revenues and only shows the tax due as a payable.

Note (3) - Earnings Per Share: Basic and diluted earnings per share for the six and three months ended December 31, 2008 and 2007 are computed as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2008 (Unaudited)	2007 (Unaudited)	2008 (Unaudited)	2007 (Unaudited)
Basic
Net earnings	$434,691	$292,310	$225,690	$179,266
Weighted average shares outstanding	7,033,875	7,034,307	7,033,875	7,034,307
Basic earnings per share	$.06	$.04	$.03	$.03
Diluted
Net earnings	$434,691	$292,310	$225,690	$179,266
Weighted average shares outstanding	7,033,875	7,034,307	7,033,875	7,034,307
Plus incremental shares from assumed exercise of stock options	-	3,165	-	3,026
Diluted weighted average common shares	7,033,875	7,037,472	7,033,875	7,037,333
Diluted earnings per share	$.06	$.04	$.03	$.03

At December 31, 2008 and 2007, options to purchase 10,000 shares of the Company’s common stock were excluded in the computation of earnings per share because the exercise price of those options was at least the average market price of the Company’s common stock for the period.

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

Note (4) – Revolving Credit Line: On October 10, 2008, the Company received an extension until October 30, 2009 of its existing $2,250,000 revolving line of credit facility. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at December 31, 2008 or June 30, 2008.

Note (5) - Stock-Based Compensation Plans: The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan are the Company’s only stock-based compensation plans. The 2000 Stock Option Plan authorizes the grant (until May 2, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants, of which no options were outstanding on December 31, 2008. The 1994 Non-Employee Director Stock Option Plan terminated as to future grants on August 23, 2004, but options to purchase 10,000 shares remain outstanding thereunder.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”), utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123(R) applies to new grants after December 15, 2005 and to grants that were outstanding on December 31, 2005 to the extent not yet vested. Since no new options were granted during the six months ended December 31, 2008 and 2007 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized under SFAS 123(R) during the six months ended December 31, 2008 and 2007.

Note (6) - Cash Dividends: The only cash dividend declared by the Company’s Board of Directors during the periods covered by this Report was a dividend of $.04 per share (an aggregate of $281,372) declared on September 25, 2007 to shareholders of record on October 12, 2007 which was paid on November 1, 2007. The Company eliminated the payment of dividends thereafter.

Note (7) – Income Taxes: As of December 31, 2008 and June 30, 2008, the Company had deferred tax assets of $136,645 and $157,555, respectively.

Consistent with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of December 31, 2008, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of our deferred tax assets over the periods during which temporary differences reverse.

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

Effective July 1, 2007, the Company adopted the provisions of the FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) to clarify the requirements of SFAS No. 109, “Accounting for Income Taxes,” relating to the recognition of tax benefits. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The adoption of FIN 48 did not result in any adjustment to the Company’s provision for income taxes.

Note (8) - Segment Information: The Company’s reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments. Financial information for the Company’s business segments is as follows:

	For the six months ended December 31,		For the three months ended
	2008		2008	2007
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment	$12,874,586	$10,203,437	$6,168,146	$5,543,503
License and franchise operations	89,879	178,087	45,502	101,377
Total revenues	$12,964,465	$10,381,524	$6,213,648	$5,644,880
Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment	$791,841	$400,439	$424,409	$237,452
License and franchise operations	25,233	135,198	694	81,896
Corporate	(174,098)	(173,079)	(85,835)	(83,736)
Total operating income	$642,976	$362,558	$339,268	$235,612

			December 31,
			2008
			(Unaudited)	June 30, 2008
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment			$10,430,452	$10,509,519
License and franchise operations			121,181	495,648
Corporate			183,352	162,319
Total assets			$10,734,985	$11,167,486

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

Note (9) - New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) Issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are to be recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 does not defer recognition and disclosure requirements for financial assets and financial liabilities which became effective as to the Company for its current fiscal year, beginning July 1, 2008, or for nonfinancial assets and nonfinancial liabilities that are to be remeasured at least annually. The Company does not believe SFAS 157 will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB No. 115,” which permits, at specified election dates, all entities to choose to measure eligible items at fair value. A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected is to be recognized in earnings as incurred and not deferred. SFAS 159 became effective as to the Company for its current fiscal year, beginning July 1, 2008. FSAS 159 did not have a material effect on the Company’s consolidated financial statements.

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

December 31, 2008

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

Item 2:            Management’s Discussion and Analysis or Plan of Operations

Overview

Revenues for the first six months of fiscal 2009 established a record for the Company. Revenues for the six month and three month periods ended December 31, 2008 increased by 24.9% and 10.1%, respectively, over the same periods of fiscal 2008. Foreign sales continue to be strong, increasing 49.3% for the first six months of fiscal 2009 over the same period of fiscal 2008. The increased revenues were partially attributable to shipments from the Company’s accumulated backlog. Net earnings increased by 48.7% and 25.9% for the six and three month periods, respectively. The present financial crisis may affect future sales as many projects are finding it more difficult to secure financing as a result of the current state of the economy; however, to date, the Company has been successful in securing its share of potential orders.

Gross profit margins decreased to 22.5% for the six month period from 23.6% for the same period of fiscal 2008; however, for the three month period gross margins increased to 24.4% from 23.1%. The variation resulted from the mix and size of individual orders.

At December 31, 2008, inventories and accounts receivable were lower than they were at the start of the year, enabling the Company to increase its cash position by $1,320,187.

Liquidity and Capital Resources

Cash increased by $1,320,187 during the first six months of fiscal 2009 compared to a decrease of $716,343 during the same period of fiscal 2008. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows:

	Six Months Ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Net cash (used) provided by:
Operating activities	$1,320,187	$(416,782)
Investing activities	-	(18,189)
Financing activities	-	(281,372)

Most of the cash provided by operating activities for the first six months of fiscal 2008 resulted from a $1,488,155 reduction in accounts and trade notes receivable as large shipments made during the quarter were either paid prior to shipment (in the case of foreign shipments) or paid for by customers’ deposits. Other cash generated by operating activities during the first six months of fiscal 2009 was provided by the Company’s net earnings of $434,691 and non-cash expenses for depreciation and amortization of $65,011 and bad debts of $42,175. Included in bad debt expense was an increase in the provision for bad debts of $20,000 due to the present credit crisis. Record shipments also reduced inventories and provided cash of $163,777. This cash was offset by a decrease in accounts payable and accrued expenses of $471,158 and accrued employee expenses of $187,001. A reduction in customers’ deposits also used cash of $150,964. Additional uses of cash were a reduction in earned income of $41,387 associated with the amortization of the initial fee received by the Company from Whirlpool Corporation in January 2005 (which fee was fully amortized at December 31, 2008) and refundable income taxes and income taxes payable aggregating $59,061.

For the six months ended December 31, 2007, operating activities used cash of $416,782. Most of the cash used resulted from a substantial reduction in customer deposits of $575,904 during the first half of fiscal 2008 attributable to the shipments of orders from backlog. All of the other changes in operating assets and liabilities discussed below were in the ordinary course of business. Cash generated from operating activities during the first six months of fiscal 2008 was provided by the Company’s net earnings of $292,310 and non-cash expenses for depreciation and amortization of $66,577 and bad debts of $6,369. This cash was offset by a net $817,017 used as a result of changes in operating assets and liabilities. Cash used for operating assets and liabilities resulted mainly from the reduction in customer deposits as previously mentioned and reductions in accounts payable and accrued expenses of $194,310, accrued employees expenses of $161,782, unearned income of $41,387 and an increase in other assets of $32,453. Additional cash was provided by decreases in accounts and trade notes receivable of $163,492, inventories of $16,542 and refundable income taxes of $8,785.

There were no expenditures for investing activities for the first six months of fiscal 2009. The Company expended $18,189 for capital purchases during the first six months of fiscal 2008.

There were no expenditures for financing activities during the first half of fiscal 2009. The Company used cash of $281,372 to pay cash dividends during the same period of fiscal 2008. The Company eliminated the payment of dividends thereafter.

On October 10, 2008, the Company received an extension until October 30, 2009 of its existing $2,250,000 revolving line of credit facility. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at December 31, 2008 or June 30, 2008.

The Company believes that its present cash position and cash it expects to generate from operations, as well as, if needed, cash borrowings available under its $2,250,000 revolving line of credit facility, will be sufficient to meet its anticipated operational needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Six months ended			Three months ended
	December 31,			December 31,
	2008 (Unaudited)	2007 (Unaudited)	% Change	2008 (Unaudited)	2007 (Unaudited)	% Change
Net sales	$12,778,550	$10,029,432	27.4%	$6,134,405	$5,461,381	12.3%
Development fees, franchise and license fees, commissions and other	185,915	352,092	-47.2%	79,243	183,499	-56.8%
Total revenues	$12,964,465	$10,381,524	24.9%	$6,213,648	$5,644,880	10.1%

Revenues for the six and three month periods ended December 31, 2008 increased by $2,582,941 (24.9%) and $568,768 (10.1%), respectively, from the same periods of fiscal 2008. The increases in revenues were attributable to increases of $2,671,149 (26.2%) and $624,643 (11.3%) in the commercial and industrial laundry and dry cleaning equipment segment for the six and three month periods, respectively, of fiscal 2009 over the same periods of fiscal 2008. For the six month period, commercial laundry equipment sales, the area of the Company’s present and anticipated future focus, increased by 73.1%, and parts sales increased by 4.3%. These increases were partially offset by a decrease of 48.8% in dry cleaning equipment and a decrease of 46.7% in boiler sales. For the three month period, sales of commercial laundry equipment increased by 45.5%, and spare parts increased by 4.4%. However, boiler sales decreased by 63.0% and dry cleaning equipment sales decreased by 48.9%. The decline in dry cleaning equipment for both periods reflects the country’s fashion change to more casual dressing and the slowing of the economy.

Revenues of the license and franchise operations segment decreased by $88,208 (49.5%) and $55,875 (55.1%) for the six and three month period, respectively, of fiscal 2009 from the same periods of fiscal 2008. The decrease in both periods is attributable to the economic downturn which resulted in less royalty income and fewer new store openings. In addition, fiscal 2008 was favorably impacted by certain foreign renewal license fees.

Operating Expenses.

	Six months ended		Three months ended
	December 31,		December 31,
	2008 (Unaudited)	200 7 (Unaudited)	2008 (Unaudited)	2007 (Unaudited)
As a percentage of sales:
Cost of goods sold	77.5%	76.4%	75.6%	76.9%
As a percentage of revenue:
Selling, general and administrative expenses	18.7%	22.7%	19.9%	21.4%
Total expenses	95.0%	96.5%	94.5%	94.8%

Costs of goods sold, expressed as a percentage of sales, increased to 77.5% from 76.4% for the first six months of fiscal 2009, but decreased to 75.6% from 76.9% for the three month period of fiscal 2009, compared to the same periods of fiscal 2008. These variations are attributable to product mix and the dollar size of orders

Selling, general and administrative expenses increased by $63,789 (2.7%) and $29,203 (2.4%) for the six and three month periods, respectively, of fiscal 2009 from the same periods in fiscal 2008, primarily as a result of increased payroll expenses. The decrease as a percentage of revenues in both periods of fiscal 2009 was due to the increased level of sales, which better absorbed fixed and semi-variable expenses.

Interest income decreased by $40,453 (41.1%) and $17,105 (35.0%) for the six and three month periods of fiscal 2009, respectively, from the same periods of fiscal 2008 as a result of lower prevailing interest rates which, offset higher average outstanding bank balances.

The Company’s effective tax rate increased to 38.0% from 36.6% and 39.2% from 37.0% for the six and three month periods of fiscal 2009, respectively, compared to the same periods of fiscal 2008 principally due to the loss of the foreign sales exclusion tax deduction.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company, through its subsidiary Steiner-Atlantic Corp., leases 27,000 square feet of warehouse and office space in Miami, Florida from The Sheila S. Steiner Revocable Trust, of which Sheila Steiner and her husband, William K. Steiner, Chairman of the Board of Directors and a director of the Company, are the co-trustees. Mr. and Mrs. Steiner are also co-trustees of the William K. Steiner Revocable Trust, which is a principal stockholder of the Company.

The lease provides for a three-year term that commenced on November 1, 2005, with two three-year renewal options in favor of Steiner-Atlantic Corp. The first renewal option was exercised on September 29, 2008 and extends the lease until October 31, 2011. The lease provides for an annual rental of $94,500 commencing November 1, 2005, with annual increases commencing November 1, 2006 of 3% over the rent in the prior year. The annual rent for the period November 1, 2008 through October 31, 2009 is $103,263. The Company bears real estate taxes, utilities, maintenance, non-structural repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) Issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are to be recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 does not defer recognition and disclosure requirements for financial assets and financial liabilities which became effective as to the Company for its current fiscal year, beginning July 1, 2008, or for nonfinancial assets and nonfinancial liabilities that are to be remeasured at least annually. The Company does not believe SFAS 157 will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB No. 115,” which permits, at specified election dates, all entities to choose to measure eligible items at fair value. A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected is to be recognized in earnings as incurred and not deferred. SFAS 159 became effective as to the Company for its current fiscal year, beginning July 1, 2008. FSAS 159 did not have a material effect on the Company’s consolidated financial statements.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securityholders.

At the Company’s 2008 Annual Meeting of Stockholders held on November 14, 2008, the Company’s stockholders reelected the Company’s then existing Board of Directors by the following votes:

	Votes
	For	Withheld
Michael S. Steiner	6,576,533	35,235
William K. Steiner	6,567,532	44,236
Venerando J. Indelicato	6,540,182	71,586
David Blyer	6,579,095	32,673
Lloyd Frank	6,539,294	72,474
Alan Grunspan	6,581,112	30,656
Stuart Wagner	6,580,611	31,157

Item 6. Exhibits

(a)	Exhibits:
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 13, 2009		DRYCLEAN USA, Inc.

	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato,
Treasurer and Chief Financial Officer

Exhibit Index

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.