Form 10-Q
period 2009-03-31
DRYCLEAN USA INC
filed 2009-05-15
CIK 65312

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of May 12, 2009.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the nine months ended March 31,		For the three months ended March 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net sales	$17,885,801	$14,605,215	$5,107,251	$4,575,783
Development fees, franchise and license fees, commissions and other	241,493	470,497	55,578	118,405
Total revenues	18,127,294	15,075,712	5,162,829	4,694,188

Cost of goods sold	13,882,458	11,121,243	3,980,982	3,458,501
Selling, general and administrative expenses	3,477,718	3,504,524	1,057,705	1,149,047
Total operating expenses	17,360,176	14,625,767	5,038,687	4,607,548

Operating income	767,118	449,945	124,142	86,640
Interest income	69,649	130,496	11,586	32,727

Earnings before taxes	836,767	580,441	135,728	119,367
Provision for income taxes	(318,698)	(212,213)	(52,350)	(43,449)
Net earnings	$518,069	$368,228	$83,378	$75,918

Basic and diluted earnings per share	$.07	$.05	$.01	$.01
Weighted average number of shares
Basic	7,033,847	7,034,307	7,033,791	7,034,307
Diluted	7,033,847	7,036,989	7,033,791	7,036,162

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2009 (Unaudited)	June 30, 2008
Current Assets
Cash and cash equivalents	$5,275,388	$3,889,736
Accounts and trade notes receivable, net	975,247	2,671,438
Inventories	3,447,914	3,891,592
Deferred income taxes	150,129	124,880
Refundable income taxes	50,809	-
Other assets	107,088	128,590
Total current assets	10,006,575	10,706,236

Equipment and improvements, net	209,183	245,086
Franchise, trademarks and other intangible assets, net	130,562	183,489
Deferred tax asset	61,736	32,675

	$10,408,056	$11,167,486

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2009 (Unaudited)	June 30, 2008
Current Liabilities
Accounts payable and accrued expenses	$1,094,263	$1,487,041
Accrued employee expenses	354,844	600,311
Income taxes payable	-	16,682
Unearned income	-	41,387
Customer deposits	1,848,919	2,429,989
Total current liabilities	3,298,026	4,575,410

Total liabilities	3,298,026	4,575,410

Shareholders’ Equity
Preferred stock, $1.00 par value:
Authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; Authorized shares - 15,000,000; 7,065,500 shares issued, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	4,842,261	4,324,192
Treasury stock, 31,768 shares and 31,625, respectively, at cost	(3,938)	(3,823)
Total shareholders’ equity	7,110,030	6,592,076
	$10,408,056	$11,167,486

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	March 31, 2009 (Unaudited)	March 31, 2008 (Unaudited)
Operating activities:
Net earnings	$518,069	$368,228
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Bad debt expense	41,288	6,369
Depreciation and amortization	97,501	99,259
Provision for deferred income taxes	(54,310)	14,312
(Increase) decrease in operating assets:
Accounts and trade notes receivables	1,654,903	(130,939)
Inventories	443,678	(500,227)
Other current assets	21,502	(71,689)
Refundable income taxes	(50,809)	(10,099)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(392,778)	(125,519)
Accrued employee expenses	(245,467)	(434,827)
Unearned income	(41,387)	(62,081)
Customer deposits	(581,070)	1,031,742
Income taxes payable	(16,682)	-
Net cash provided by operating activities	1,394,438	184,529
Investing activities:
Capital expenditures	(8,671)	(50,854)
Net cash used by investing activities	(8,671)	(50,854)
Financing activities: Purchase of treasury stock	(115)	-
Dividends paid	-	(281,372)
Net cash used by financing activities	(115)	(281,372)

Net increase (decrease) in cash and cash equivalents	1,385,652	(147,697)
Cash and cash equivalents at beginning of period	3,889,736	4,296,415
Cash and cash equivalents at end of period	$5,275,388	$4,148,718
Supplemental information:
Cash paid for income taxes	$440,500	$208,000

See Notes to Condensed Consolidated Financial Statements

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008. The June 30, 2008 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note (2) - Earnings Per Share: Basic and diluted earnings per share for the nine and three months ended March 31, 2009 and 2008 are computed as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)
Basic
Net earnings	$518,069	$368,228	$83,378	$75,918
Weighted average shares outstanding	7,033,847	7,034,307	7,033,791	7,034,307
Basic earnings per share	$.07	$.05	$.01	$.01
Diluted
Net earnings	$518,069	$368,228	$83,378	$75,918
Weighted average shares outstanding	7,033,847	7,034,307	7,033,791	7,034,307
Plus incremental shares from assumed exercise of stock options	-	2,682	-	1,855
Diluted weighted average common shares	7,033,847	7,036,989	7,033,791	7,036,162
Diluted earnings per share	$.07	$.05	$.01	$.01

At March 31, 2009 and 2008, options to purchase 10,000 shares of the Company’s common stock were excluded in the computation of earnings per share because the exercise price of those options was at least the average market price of the Company’s common stock for the period and inclusion would have been anti-dilutive.

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Note (3) – Revolving Credit Line: On October 10, 2008, the Company received an extension until October 30, 2009 of its existing $2,250,000 revolving line of credit facility. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at March 31, 2009 or June 30, 2008.

Note (4) - Stock-Based Compensation Plans: The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan are the Company’s only stock-based compensation plans. The 2000 Stock Option Plan authorizes the grant (until May 2, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants. No options were outstanding under the 2000 Stock Option Plan on March 31, 2009. The 1994 Non-Employee Director Stock Option Plan terminated as to future grants on August 23, 2004, but options to purchase 10,000 shares remain outstanding thereunder.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”), utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123(R) applies to new grants after December 15, 2005 and to grants that were outstanding on December 31, 2005 to the extent not yet vested. Since no new options were granted during the nine months ended March 31, 2009 and 2008 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized under SFAS 123(R) during the nine months ended March 31, 2009 and 2008.

Note (5) - Cash Dividends: The only cash dividend declared by the Company’s Board of Directors during the periods covered by this Report was a dividend of $.04 per share (an aggregate of $281,372) declared on September 25, 2007 to shareholders of record on October 12, 2007 and paid on November 1, 2007. The Company eliminated the payment of dividends thereafter.

Note (6) – Income Taxes: As of March 31, 2009 and June 30, 2008, the Company had deferred tax assets of $211,865 and $157,555, respectively.

Consistent with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of March 31, 2009, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of our deferred tax assets over the periods during which temporary differences reverse.

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Effective July 1, 2007, the Company adopted the provisions of the FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) to clarify the requirements of SFAS No. 109, “Accounting for Income Taxes,” relating to the recognition of tax benefits. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The adoption of FIN 48 did not result in any adjustment to the Company’s provision for income taxes in any of the reported periods.

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

	For the nine months ended March 31,		For the three months ended March 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment	$17,996,247	$14,837,248	$5,121,661	$4,633,811
License and franchise operations	131,047	238,464	41,168	60,377
Total revenues	$18,127,294	$15,075,712	$5,162,829	$4,694,188
Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment	$976,859	$536,767	$185,018	$136,328
License and franchise operations	50,398	176,283	25,165	41,085
Corporate	(260,139)	(263,105)	(86,041)	(90,773)
Total operating income	$767,118	$449,945	$124,142	$86,640

	March 31, 2009 (Unaudited)	June 30,2008
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment	$10,081,879	$10,509,519
License and franchise operations	106,346	495,648
Corporate	219,831	162,319
Total assets	$10,408,056	$11,167,486

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Note (8) - New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) Issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are to be recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 does not defer recognition and disclosure requirements for financial assets and financial liabilities which became effective as to the Company for its current fiscal year, beginning July 1, 2008, or for nonfinancial assets and nonfinancial liabilities that are to be remeasured at least annually. To date, SFAS 157 has not had, and the Company does not expect SFAS 157 will have, a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB No. 115,” which permits, at specified election dates, all entities to choose to measure eligible items at fair value. A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected is to be recognized in earnings as incurred and not deferred. SFAS 159 became effective as to the Company for its current fiscal year, beginning July 1, 2008. FSAS 159 has not had a material effect on the Company’s consolidated financial statements.

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

March 31, 2009

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The Company will adopt SFAS No. 162 once it is effective. SFAS No. 162 became effective as of November 15, 2008. The adoption of SFAS No. 162 has not had a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010. The Company is assessing the effect, if any, that FSP FAS 107-1 and ABP 28-1 may have on its consolidated financial statements.

Item 2:            Management’s Discussion and Analysis or Plan of Operations

Overview

Revenues for the nine month and three month periods ended March 31, 2009 increased by 20.2% and 10.0%, respectively, over the same periods of last year. Foreign sales for the nine and three month period increased by 29.7% and 22.5% respectively, over the same periods of fiscal 2008, continuing a strong trend that has developed over the last few years. Net earnings increased by 40.7% and 9.8% for the nine and three month periods, respectively. However, new bookings trended downward during the first nine months of fiscal 2009, following record fourth quarter 2008 revenues, as the financial crisis has affected financing of new projects. Management believes this trend will improve later this calendar year as the economy starts to improve. In the meantime, the Company’s current backlog should be sufficient to keep shipments stable during the fourth quarter.

Gross profit margins decreased to 22.4% for the first nine months of fiscal 2009 from 23.9% for the same period of fiscal 2008. For the three month period ended March 31, 2009, gross profit margins decreased to 22.1% from 24.4% in the same three month period in fiscal 2008. The reductions were mostly due to shipments under larger contracts, which generally carry lower margins in order to remain competitive, and, to a lesser degree, product mix.

The principal contributor to the Company’s increased cash position at March 31, 2009 was sharply lower accounts receivable compared to June 30, 2008, reflecting the collection of higher than normal accounts receivable that existed at the end of fiscal 2008 related to record fourth quarter fiscal 2008 sales. Also contributing to the increased level of cash was the higher level of foreign sales in fiscal 2009 that were paid for prior to shipment. Inventories at March 31, 2009 were lower than June 30, 2008 levels, reflecting a downtrend in orders and backlog.

During the third quarter, due to the slowing economy, the Company discontinued the operations of Biz-Brokers International, a subsidiary which acted as a business broker to assist others seeking to buy or sell existing dry cleaning stores and coin laundry businesses. This subsidiary did not generate any revenues during fiscal 2009.

Liquidity and Capital Resources

Cash increased by $1,385,652 during the first nine months of fiscal 2009 compared to a decrease of $147,697 during the same period of fiscal 2008. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended March 31,
	2009 (Unaudited)	2008 (Unaudited)
Net cash provided by:
Operating activities	$1,394,438	$ 184,529
Investing activities	(8,671)	(50,854)
Financing activities	(115)	(281,372)

Most of the cash provided by operating activities for the first nine months of fiscal 2009 resulted from a $1,654,903 reduction in accounts and trade notes receivable discussed above. Other cash generated by operating activities during the first nine months of fiscal 2009 was provided by the Company’s net earnings of $518,069 and non-cash expenses for depreciation and amortization of $97,501 and bad debts of $42,288 offset by an increase of $54,310 in the provision for deferred income taxes. Included in bad debt expense was an increase in the provision for bad debts of $20,000 due to the slowing economy. The provision for deferred income taxes includes a $72,212 reserve against certain returned inventories. Other cash was generated by a decrease in inventories of $443,678 and other assets of $21,502. This cash was offset by a reduction in accounts payable and accrued expenses of $392,778, accrued employee expenses of $245,467 and customer deposits of $581,070. Other uses of cash included a reduction of $41,387 associated with the amortization of the initial fee received by the Company from Whirlpool Corporation in January 2005 (which fee was fully amortized at December 31, 2008) and refundable income taxes and income taxes payable aggregating $67,491.

In the nine month period of fiscal 2008, cash from operating activities was provided by an increase in customer deposits of $1,031,742 due to the increased backlog, partially offset by increases in inventories of $500,227 to support the higher backlog. Cash provided by the Company’s net earnings of $368,228 and non-cash expenses for depreciation and amortization of $99,259 and bad debt expense of $6,369, was more than offset by cash used to support an increase in accounts and trade notes receivable of $130,929 and a decrease in accrued employee expenses of $434,827 due to the payment of accrued fiscal 2007 executive bonuses without a similar accrual during fiscal 2008. Other uses of cash were caused by increases in other assets of $71,689 and refundable income taxes of $10,099 and reductions in accounts payable and accrued expenses of $125,519 and unearned income of $62,081.

Investing activities for the first nine months of fiscal 2009 used cash of $8,671 compared to $50,854 used in the same period of fiscal 2008, mostly for capital purchases. The change was in the ordinary course of business.

During the first nine months of fiscal 2009, financing activities use cash of $115 to purchase 143 shares of treasury stock. The Company used cash of $281,372 to pay cash dividends during the same period of fiscal 2008. The Company eliminated the payment of dividends thereafter.

On October 10, 2008, the Company received an extension until October 30, 2009 of its existing $2,250,000 revolving line of credit facility. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at March 31, 2009 or June 30, 2008.

The Company believes that its present cash position and cash it expects to generate from operations, as well as, if needed, cash borrowings available under its $2,250,000 revolving line of credit facility, will be sufficient to meet its presently anticipated operational needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of item 303(c) of Regulation S-B.

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Nine months ended March 31,			Three months ended March 31,
	2009 (Unaudited)	2008 (Unaudited)	% Change	2009 (Unaudited)	2008 (Unaudited)	% Change
Net sales	$17,885,801	$14,605,215	22.5%	$5,107,251	$4,575,783	11.6%
Development fees, franchise and license fees, commissions and other	241,493	470,497	-48.7%	55,578	118,405	-53.1%
Total revenues	$18,127,294	$15,075,712	20.2%	$5,162,829	$4,694,188	10.0%

Revenues for the nine and three month periods ended March 31, 2009 increased by $3,051,582 (20.2%) and $468,641 (10.0%), respectively, from the same periods of fiscal 2008. Most of the increase was in the commercial and industrial laundry and dry cleaning segment, which increased by $3,158,999 (21.3%) and $487,850 (10.5%) for the nine and three month periods, respectively over the corresponding periods of last year. For the nine month period, commercial laundry equipment sales increased by 75.9%. This increase was offset by reductions of 57.4% in sales of dry cleaning equipment, 40.7% in boiler sales and 2.0% in spare parts sales. The same pattern was experienced for the three month period, with sales of commercial and industrial laundry equipment increasing by 84.0%, while sales of dry cleaning equipment decreased by 74.7%, sales of boilers decreased 20.9% and spare parts sales decreased 12.6%. The decrease in sales in these categories for both periods reflects the national trend to more casual dressing along with the slowing economy. Foreign sales continued to be strong, increasing by 29.7% for the nine month period and 22.5% for the three month period in fiscal 2009 over the comparable fiscal 2008 periods.

Revenues of the license and franchise operations segment decreased by $107,417 (43.8%) and $19,209 (31.8%) for the nine and three month period, respectively, of fiscal 2009 from the same periods of fiscal 2008. The decrease in both periods was attributable to the economic downturn which resulted in less royalty income and fewer new store openings by licensees. In addition, for comparability purposes, fiscal 2008 was favorably impacted by certain foreign renewal license fees.

Operating Expenses.

	Nine months ended March 31,		Three months ended March 31,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)
As a percentage of sales:
Cost of goods sold	77.6%	76.1%	77.9%	75.6%
As a percentage of revenue:
Selling, general and administrative expenses	19.2%	23.2%	20.5%	24.5%
Total expenses	95.8%	97.0%	97.6%	98.2%

Costs of goods sold, expressed as a percentage of sales, increased to 77.6% and 77.9% for the nine and three month periods, respectively, in fiscal 2009 from 76.1% and 75.6% for the nine and three month periods, respectively, in fiscal 2008. These variations are attributable mostly to shipments under larger contracts, which generally carry lower margins and, to a lesser extent, product mix.

Selling, general and administrative expenses decreased by $26,806 (.8%) and $91,342 (7.9%) for the nine and three month periods, respectively, of fiscal 2009 from the same periods in fiscal 2008, mostly due to the termination of the Company’s business broker business for dry cleaning stores and coin laundry businesses. The decrease in this category of expenses, as a percentage of revenues, in both periods of fiscal 2009 was due to the increased level of sales which enabled the Company to better absorbed fixed and semi-variable expenses.

Interest income decreased by $60,847 (46.6%) and $21,141 (64.6%) for the nine and three month periods of fiscal 2009, respectively, from the same periods of fiscal 2008 as a result of lower prevailing interest rates which, offset higher average outstanding bank balances.

The Company’s effective tax rate increased to 38.1% from 36.5% and 38.6% from 36.4% for the nine and three month periods of fiscal 2009, respectively, compared to the same periods of fiscal 2008 principally due to the loss of the foreign sales exclusion tax deduction for federal income tax purposes.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) Issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are to be recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP SFAS 157-2 does not defer recognition and disclosure requirements for financial assets and financial liabilities which became effective as to the Company for its current fiscal year, beginning July 1, 2008, or for nonfinancial assets and nonfinancial liabilities that are to be remeasured at least annually. To date, SFAS 157 has not had, and the Company does not expect SFAS 157 will have, a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB No. 115,” which permits, at specified election dates, all entities to choose to measure eligible items at fair value. A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected is to be recognized in earnings as incurred and not deferred. SFAS 159 became effective as to the Company for its current fiscal year, beginning July 1, 2008. FSAS 159 has not had a material effect on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The Company will adopt SFAS No. 162 once it is effective. SFAS No. 162 became effective as of

November 15, 2008. The adoption of SFAS No. 162 has not had a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010. The Company is assessing the effect, if any, that FSP FAS 107-1 and ABP 28-1 may have on its consolidated financial statements.

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

During the quarter ended March 31, 2009, the Company repurchased 143 shares of its common stock in an unsolicited private purchase at a total cost of $115 as follows:

Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January	-	-	-	-
February	143	$0.80	-	-
March	-	-	-	-

Item 6. Exhibits

(a)	Exhibits:

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2009		DRYCLEAN USA, Inc.
	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato, Treasurer and Chief Financial Officer

Exhibit Index

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.