Form 10-K
period 2009-06-30
DRYCLEAN USA INC
filed 2009-09-25
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14757

DRYCLEAN USA, Inc.
(Exact Name of Registrant as Specified in its Charter)
Delaware	11-2014231
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
290 N.E. 68th Street, Miami, Florida	33138
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:	305-754-4551

Securities registered under Section 12(b) of the Act: Common Stock, $.025 par value

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value as at September 24, 2009 of the Common Stock of the registrant, its only class of voting stock, held by non-affiliates was approximately $2,725,870 based on the closing price of the registrant’s Common Stock on the NYSE Amex on that date. Such market value excludes shares owned by all executive officers and directors (and their spouses). This should not be construed as indicating that all such persons are affiliates.

The number of shares outstanding of the registrant’s Common Stock as at September 24, 2009 was 7,033,732.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Report.

FORWARD LOOKING STATEMENTS

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company’s customers and suppliers are located; industry conditions and trends; technology ch()(anges; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; the Company’s ability to implement changes in its business strategies and development plans; and the availability, terms and deployment of debt and equity capital if needed for expansion. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

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

The Company, through Steiner, sells commercial and industrial laundry and dry cleaning equipment, and steam boilers in the United States, the Caribbean and Latin American markets. This aspect of the Company’s business includes:

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

DRYCLEAN USA Development Corp. (“DRYCLEAN USA Development”), a wholly-owned indirect subsidiary, enters into leases for new dry cleaning establishments for resale to third parties.

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

The products sold by the Company are positioned and priced to appeal to customers in each of the high-end, mid-range and value priced markets. These products are offered under a wide range of price points to address the needs of a diverse customer base. Suggested prices for most of the Company’s products range from approximately $5,000 to $400,000. The products supplied by the Company afford the Company’s customers a “one-stop shop” for commercial and industrial laundry and dry cleaning machines, boilers and accessories. By providing “one-stop” shopping, the Company believes it is better able to attract and support potential customers who can choose from the Company’s broad product line. Product and parts sales accounted for approximately 99% of revenues in fiscal 2009 and 97% in fiscal 2008.

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

In addition, the Company, under the name DRYCLEAN USA®, currently franchises and licenses drycleaning stores in the United States, the Caribbean and Latin America. During fiscal 2009 and 2008, the Company’s license and franchise segment contributed approximately .7% and 1.2%, respectively, of the Company’s revenues.

The operations of Biz Brokers International, a wholly-owned subsidiary, which assisted others seeking to buy or sell Dry Cleaning stores and coin laundry businesses, were discontinued during the third quarter of fiscal 2009 due to the slowing economy. This subsidiary did not generate any revenues during fiscal 2009 and contributed less than 1% of the Company’s revenues in fiscal 2008.

DRYCLEAN USA Development enters into leases for new dry cleaning establishments for resale to third parties. During fiscal 2009 and 2008, DRYCLEAN USA Development contributed less than 1% of the Company’s revenues.

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

Customers and Markets

The Company’s customer base consists of approximately 1,700 customers in the United States, the Caribbean and Latin America, including independent and franchise dry cleaning stores and chains, hotels, motels, cruise lines, hospitals, nursing homes, government institutions and distributors. No customer accounted for more than 10% of the Company’s revenues during fiscal 2009 and 2008.

Foreign Sales

For the years ended June 30, 2009 and 2008, export revenues, principally to the Caribbean and Latin America, aggregated approximately $5,160,000 and $4,347,000, respectively, of which approximately $5,038,000 and $4,161,000, respectively, related to commercial and industrial laundry and dry cleaning equipment.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Sources of Supply

The Company purchases laundry and dry cleaning machines, boilers and the other products from a number of manufacturers. Two of its suppliers each accounted for approximately 30% of the Company’s purchases for the year ended June 30, 2009. These suppliers accounted for 22% and 16%, respectively, of the Company’s purchases for the year ended June 30, 2008. The Company’s major suppliers are Pellerin Milnor Corporation, Chicago Dryer Company, and American Dryer Corp Historically, the Company has not experienced difficulty in purchasing products it distributes for others and believes it has good working relationships with its suppliers.

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

The Company’s current bank revolving credit facility includes a $250,000 foreign exchange subfacility for the purpose of enabling the Company to mitigate its currency exposure in connection with its import activities through spot foreign exchange and forward exchange contracts. There were no open foreign exchange contracts at either June 30, 2009 or 2008.

Imports into the United States are also affected by the cost of transportation, the imposition of import duties and increased competition from greater production demands abroad. The United States, Italy and the European Union may, from time to time, impose quotas, duties, tariffs or other restrictions or adjust prevailing quotas, duties or tariff levels, which could affect the Company’s margins on its Aero-Tech® and Multi-Jet® machines. There have been no custom duties on the Company’s imported dry cleaning machines in either fiscal 2009 and 2008.

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

Patents and Trademarks

The Company is the owner of United States service mark registrations for the names Aero-Tech®, Multi-Jet® and Green-Jet®, which are used in connection with its laundry and dry cleaning equipment, and of DRYCLEAN USA®, which is licensed by it to retail dry cleaning establishments. The Company intends to use and protect these or related service marks, as necessary. The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products. Patents were granted in May 2005 for the protection of the Company’s Green-Jet® dry-wetcleaningmachine in the United States which will expire in May 2021.

On January 3, 2005, the Company entered into a Patent License Agreement with Whirlpool Corporation (“Whirlpool”) in which the Company granted Whirlpool an exclusive license until December 31, 2008 and thereafter a non-exclusive license to make and sell laundry appliances incorporating the Company’s patent applications and other intellectual property related to fabric treatment technology for improving the drying and refreshing of garments in home clothes dryers. In consideration for the grant of the exclusive license through December 31, 2008, Whirlpool paid the Company $350,000, of which $331,100 was for the exclusive license fee. In addition, Whirlpool is to pay the Company a per unit royalty for dryers using the licensed technology that are sold during the three year period following the first sale following commercial production of dryers using the license technology. As of June 30, 2009, Whirlpool has not paid any royalties to the Company. Whirlpool Corporation retains a non-exclusive license and the Company is free to license its technology to other manufacturers.

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

The Company believes its Aero-Tech® and Multi-Jet® dry cleaning machines and its Green-Jet® dry-wetcleaning machine exceed environmental regulationstandards set by safety and environmental regulatory agencies.

The Company does not believe that compliance with Federal, state and local environmental and other laws and regulations which have been adopted have had, or will have, a material effect on its capital expenditures, earnings or competitive position.

The Company is also subject to Federal Trade Commission (the “FTC”) regulations and various state laws regulating the offer and sale of franchises. The FTC and various state laws require the Company to, among other things, furnish to prospective franchisees a franchise disclosure document containing prescribed information. Certain states in the United States require separate filings in order to offer and sell franchises in those states. The Company believes that it is in compliance in all material respects with these laws.

Employees

The Company currently employs 29 employees on a full-time basis, of whom 3 serve in executive management capacities, 12 are engaged in sales and marketing, 8 are administrative and clerical personnel, 2 are in service, and 4 serve as warehouse support. None of the Company’s employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are satisfactory.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s executive offices and the main distribution center for its products are housed in three leased adjacent facilities totaling approximately 45,000 square feet in Miami, Florida. The Company believes its facilities are adequate for its present and anticipated future needs. The following table sets forth certain information concerning the leases at these facilities:

Facility	Approximate Sq. Ft.	Expiration

Miami, Florida (1)	27,000	October 2011 (2)
Miami, Florida	8,000	March 2010
Miami, Florida	10,000	December 2011

______________

(1)

Leased from Sheila Steiner, who, together with her husband, William K. Steiner, Chairman of the Board of Directors and a director of the Company, are the trustees of a trust which is a principal shareholder of the Company.

(2)	The Company has one remaining three-year renewal option.

Item 3.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for the Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on the NYSE Amex under the symbol “DCU.” The following table sets forth, for the Company’s Common Stock, the high and low sales prices on the Amex, as reported by Amex, for the periods reflected below.

	High	Low
Fiscal 2009
First Quarter	$1.00	$.72
Second Quarter	1.10	.71
Third Quarter	.97	.70
Fourth Quarter	1.10	.85
Fiscal 2008
First Quarter	$2.10	$1.50
Second Quarter	2.07	1.15
Third Quarter	1.74	.85
Fourth Quarter	1.37	.85

As of September 18, 2009, there were approximately 350 holders of record of the Company’s Common Stock.

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

The Company did not sell any equity securities during the year ended June 30, 2009 that were not registered under the Securities Act of 1933, as amended. The Company purchased 143 shares of its common stock from one stockholder during the third quarter of fiscal 2009 at a price of $.80 per share. The repurchase was not solicited and was not made pursuant to any publicly announced repurchase plan or program.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto which appear in Item 8 of this Report.

Overview

Revenues for fiscal 2009 were $23,155,417, a record for the Company, and 2.0% higher than fiscal 2008, although net earnings decreased by 12.5%. The single most important factor causing this decrease was a reduction of $88,739 in interest income caused by the lower prevailing interest rates despite larger average outstanding cash balances. Operating income decreased by 1.7% as a result of lower gross profit margins partially offset by a reduction in selling, general and administration expenses and the absence of expenses resulting from the elimination of the Company’s retail dry cleaning and coin laundry brokerage business. Foreign revenues continued strong increasing by 18.7% over fiscal 2008.

Both accounts receivable and inventories decreased substantially from the highs at the end of fiscal 2008. Heavy shipments during June 2008 were paid for and inventories amassed at fiscal 2008 year end were reduced to more normal levels through shipments during fiscal 2009. These reductions translated into a strong cash position at June 30, 2009.

Fiscal 2010 is expected to be a challenging year as the credit crisis, if it continues, is expected to have a greater affect on the operations of the Company than it had in fiscal 2009. While our backlog sustained Company sales during fiscal 2009, it is now down to a lower than normal level as new orders have trended lower than shipments. However, it is anticipated that the economy will improve during fiscal 2010 releasing pent-up demand that awaits financing. In addition, the Company has added a new boiler product line to enhance its existing line of products which is expected to contribute to 2010 sales.

Liquidity and Capital Resources

For the twelve month period ended June 30, 2009, cash increased by $1,571,218 compared to a decrease of $406,679 during fiscal 2008.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Years Ended June 30,
Net cash provided (used) by:	2009	2008
Operating activities	$1,597,048	$(72,539)
Investing activities	(25,715)	(52,258)
Financing activities	(115)	(281,882)

For the twelve month period ended June 30, 2009, operating activities provided cash of $1,597,048 compared to $72,539 of cash used by operating activities in fiscal 2008.

The cash provided by operating activities in fiscal 2009 was primarily due to a decrease of $1,653,511 in accounts and trade notes receivable and a decrease of $811,952 in inventories. Heavy shipments during June 2008 caused year-end accounts and trade notes receivable to spike higher than normal, while at the same time inventories were increased to support a higher than normal backlog, which was shipped in fiscal 2009. Cash was also increased by the Company’s net earnings of $526,863 and non-cash expenses for depreciation and amortization of $128,219, bad debt expense of $81,713 and an increase in inventory reserves of $77,212. A reserve was placed against cancelled merchandise to better reflect market value. These cash increases were partially offset by a decrease in accounts payable and accrued expense of $773,380 due to the reduced level of inventory buying and a decrease in customer deposits of $582,167 as new orders trended lower during the year. In addition, cash was used due to decreases of $93,601 in accrued employee expenses and $16,682 in income taxes payable, a non-cash benefit of $76,914 in deferred income taxes and increases in refundable income taxes of $51,220 and other current assets of $47,071. Cash was also used as a result of a decrease of $41,387 in unearned income associated with the amortization of the initial fee received by the Company from Whirlpool Corporation in January 2005, which fee was fully amortized at December 31, 2008.

The cash used by operating activities in fiscal 2008 was primarily due to an increase of $1,282,966 in accounts and trade notes receivable due to heavy shipments in the month of June 2008 and a $978,537 increase in inventories needed to support an increase in orders. These uses were substantially offset by cash provided by an increase of $1,064,366 in customer deposits and the Company’s fiscal 2008 net earnings of $601,852, which included non-cash expenses for depreciation and amortization of $132,369 and bad debt expenses of $66,514 offset by a non-cash deferred income tax benefit of $49,075. Additional cash was provided by an increase of $410,741 in accounts payable due to the increased purchase of inventory and a decrease of $64,131 in refundable income taxes. Cash was also used as a result of an increase of $30,237 in other assets and a decrease of $82,775 in unearned income associated with the amortization of the initial fee received by the Company from Whirlpool Corporation.

Investing activities used cash of $25,715 and $52,258 for the years ended June 30, 2009 and 2008, respectively, mostly for capital expenditures of machinery and equipment and leasehold improvements.

Financing activities used cash of $115 in fiscal 2009 to purchase 143 shares of the Company’s common stock. In fiscal 2008 investing activities used cash of $281,882, mostly to pay cash dividends which have since been discontinued.

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

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

	Year Ended June 30,
	2009	2008
Net sales	$22,853,821	$22,052,056	+3.6%
Development fees, franchise and license fees, commissions and other	301,596	653,087	-53.8%
Total revenues	$23,155,417	$22,705,143	+2.0%

Revenues for the year ended June 30, 2009 were a record, increasing by $450,274 (2.0%) from fiscal 2008. The increase was in the commercial and industrial laundry and dry cleaning segment, which increased by $572,109 (2.6%), primarily due to strong foreign sales which increased by 21.0%. Revenues of the Company’s license and franchise segment decreased by $121,835 (43.1%) as royalties and new franchises declined due to the recessionary economy. License revenues contributed less than 1% of the Company’s revenues for fiscal 2009. For the year ended June 30, 2009, sales of commercial laundry equipment increased by 28.0%; however, this increase was partially offset by decreases of 61.9% in dry cleaning equipment sales, 51.3% in boiler sales and 3.4% in spare parts sales. Revenues of the Company’s Development division, which is included in the commercial laundry and dry cleaning segment contributed less than 1% of the Company’s revenues.

Overall expenses of the Company as a percentage of total revenues were approximately the same in fiscal 2009 and 2008, as increased cost of goods sold were virtually offset by reduced selling, general and administrative expenses.

	Year Ended June 30,
	2009	2008
As a percentage of net sales:
Cost of sales	78.1%	77.2%
As a percentage of revenues:
Selling, general and administrative expenses	19.6%	21.5%

Total expenses	96.6%	96.5%

Cost of goods sold, expressed as a percentage of sales, increased to 78.1% in fiscal 2009 compared to 77.2% in fiscal 2008. The increase in costs was mostly due to lower margins on large contracts and the mix of products sold as higher margin dry cleaning equipment sales have decreased while lower margin sales of laundry equipment have increased.

Selling, general and administrative expenses decreased by $347,559 (7.1%) in fiscal 2009 from fiscal 2008, and as a percentage of revenues decreased to 19.6% in fiscal 2009 from 21.5% in fiscal 2008. The reductions were primarily due to the termination of the Company’s retail dry cleaning and coin laundry brokerage business and a reduction in payroll expenses due to a reduced staff. The decrease in this category of expenses, as a percentage of revenue, was achieved by the effect of both the reduction of these costs and the increased sales.

Interest income decreased by $88,739 (54.3%) in fiscal 2009 from fiscal 2008 as a result of lower prevailing interest rates despite higher average outstanding bank balances.

The Company’s effective income tax rate increased to 38.2% in fiscal 2009 from 37.0% in fiscal 2008 primarily due to the elimination of the foreign tax exclusion benefit.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases 27,000 square feet of warehouse and office space from Sheila Steiner, who, together with her husband, William K. Steiner, Chairman of the Board of Directors and a director of the Company, are the trustees of a trust which is a principal shareholder of the Company. The lease is for a three-year period beginning November 1, 2005, with annual increases of 3% over the rent in the prior year commencing November 1, 2006. The Company is to bear the costs of real estate taxes, utilities, maintenance, non-structural repairs and insurance. The lease contains two three-year renewal options in favor of the Company. The Company exercised its first renewal option to extend this lease until October 31, 2011. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

In fiscal 2009 and 2008, the Company paid a law firm, in which a director is of counsel, approximately $51,100 and $59,100, respectively, for legal services performed.

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

Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent dry clean and laundry plants. The Company performs continuing credit evaluations of its customers’ financial condition and depending on the term of credit, the amount of the credit granted and management’s past history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Senior management reviews accounts and notes receivable on a regular basis to determine if any such amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve based on older aged amounts, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available to management, it believes the Company’s allowance for doubtful accounts as of June 30, 2009 is adequate. However, actual write-offs might exceed the recorded allowance.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411,” “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The adoption of SFAS No 162 has not had a material effect on the Company’s consolidated financial statements.

On July 1, 2009, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification ™(Codification) and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of SFAS No. 168 on the Company’s financial statements.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company’s bank revolving credit facility contains a $250,000 foreign exchange subfacility for this purpose. The Company had no foreign exchange contracts outstanding at June 30, 2009 and 2008.

The Company’s cash and cash equivalents are maintained in interest-bearing bank accounts, including a money market account, and a tax-free municipal fund, each of which bear interest at prevailing interest rates. Interest income decreased by $88,739 (54.3%) in fiscal 2009 from fiscal 2008 as a result of lower prevailing interest rates despite higher average outstanding bank balances.

Item 8.	Financial Statements and Supplementary Data.

DRYCLEAN USA, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

DRYCLEAN USA, Inc. and Subsidiaries:

Miami, Florida

We have audited the accompanying consolidated balance sheets of DRYCLEAN USA, Inc. and Subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DRYCLEAN USA, Inc. and Subsidiaries as of June 30, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mallah Furman

Fort Lauderdale, Florida

September 15, 2009

DRYCLEAN USA, INC. and Subsidiaries

Consolidated Balance Sheets

June 30,	2009	2008

Assets

Current assets
Cash and cash equivalents	$5,460,954	$3,889,736
Accounts and trade notes receivable, net of allowance for doubtful accounts of $215,000 and $155,000, respectively	936,214	2,671,438
Inventories, net	3,002,428	3,891,592
Deferred income taxes	173,354	124,880
Refundable income taxes	51,220	-
Other current assets	175,661	128,590

Total current assets	9,799,831	10,706,236

Equipment and improvements, net	213,153	245,086

Franchise license, trademarks and other intangible assets, net	112,918	183,489

Deferred income taxes	61,115	32,675
Total assets	$10,187,017	$11,167,486

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$713,661	$1,487,041
Accrued employee expenses	506,710	600,311
Income taxes payable	-	16,682
Unearned income	-	41,387
Customer deposits	1,847,822	2,429,989

Total current liabilities	3,068,193	4,575,410
Total liabilities	3,068,193	4,575,410

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, $1.00 par value:
Authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $0.025 par value:
Authorized shares – 15,000,000; 7,065,500, shares issued, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	4,851,055	4,324,192
Treasury stock, 31,768 and 31,625 shares, respectively, at cost	(3,938)	(3,823)

Total shareholders’ equity	7,118,824	6,592,076
Total liabilities and shareholders’ equity	$10,187,017	$11,167,486

See accompanying summary of accounting policies and notes to consolidated financial statements.

DRYCLEAN USA, INC. and Subsidiaries

Consolidated Statements of Operations

Years ended June 30,	2009	2008

Revenues:
Net sales	$22,853,821	$22,052,056
Development fees, franchise and license fees, commissions and other	301,596	653,087

Total	23,155,417	22,705,143

Cost of sales, net	17,837,562	17,023,783
Selling, general and administrative expenses	4,539,926	4,887,485
Research and development expenses	-	2,640

Total	22,377,488	21,913,908

Operating income	777,929	791,235

Other income and expense
Interest income	74,617	163,356

Earnings before income taxes	852,546	954,591
Provision for income taxes	325,683	352,739

Net earnings	$526,863	$601,852

Net earnings per share
Basic	$.07	$.09
Diluted	$.07	$.09

Weighted average number of shares of
common stock outstanding:
Basic	7,033,804	7,034,258
Diluted	7,033,804	7,036,727

See accompanying summary of accounting policies and notes to consolidated financial statements.

DRYCLEAN USA, INC. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total

Balance at June 30, 2007	7,065,500	$176,638	$2,095,069	31,193	$(3,313)	$4,003,712	$6,272,106

Purchase of treasury stock	-	-	-	432	(510)	-	(510)
Dividends paid	-	-	-	-	-	(281,372)	(281,372)
Net earnings	-	-	-	-	-	601,852	601,852
Balance at June 30, 2008	7,065,500	176,638	2,095,069	31,625	(3,823)	4,324,192	6,592,076

Purchase of treasury stock	-	-	-	143	(115)	-	(115)
Net earnings	-	-	-	-	-	526,863	526,863
Balance at June 30, 2009	7,065,500	$176,638	$2,095,069	31,768	$(3,938)	$4,851,055	$7,118,824

See accompanying summary of accounting policies and notes to consolidated financial statements.

1365392v6 357034.000115

DRYCLEAN USA, INC. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended June 30,	2009	2008

Operating activities:
Net income	$526,863	$601,852
Adjustments to reconcile net income to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	128,219	132,369
Bad debt expense	81,713	66,514
Inventory reserve	(77,212)	(531)
Benefit for deferred income taxes	(76,914)	(49,075)
(Increase) decrease in operating assets:
Accounts and trade notes receivables	1,653,511	(1,282,966)
Inventories	811,952	(978,537)
Refundable income taxes	(51,220)	64,131
Other current assets	(47,071)	(30,237)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(773,380)	410,741
Accrued employee expenses	(93,601)	(5,073)
Unearned income	(41,387)	(82,775)
Customer deposits	(582,167)	1,064,366
Income taxes payable	(16,682)	16,682

Net cash provided (used) by operating activities	1,597,048	(72,539)

Investing activities:
Capital expenditures	(25,715)	(52,258)
Net cash used by investing activities	(25,715)	(52,258)

Financing activities:
Dividends paid	-	(281,372)
Purchase of treasury stock	(115)	(510)
Net cash used in financing activities	(115)	(281,882)

Net increase (decrease) in cash and cash equivalents	1,571,218	(406,679)
Cash and cash equivalents at beginning of year	3,889,736	4,296,415

Cash and cash equivalents at end of year	$5,460,954	$3,889,736

Supplemental Information:
Cash paid for income taxes	$470,500	$321,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business

DRYCLEAN USA, Inc. and subsidiaries (collectively, the “Company”) sell commercial and industrial laundry and dry cleaning equipment, boilers and replacement parts. The Company also sells individual and area franchises under the DRYCLEAN USA name and develops new turn-key dry cleaning establishments for resale to third parties.

The Company primarily sells to customers located in the United States, the Caribbean and Latin America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DRYCLEAN USA, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Products are generally shipped FOB origin and revenues are recorded as they are shipped. Shipping, delivery and handling fee income of approximately $948,000 and $1,099,000 for the years ended June 30, 2009 and 2008, respectively, are included in revenues in the consolidated financial statements. Shipping, delivery and handling costs are included in cost of sales. Commissions and development fees are recorded when earned. Individual franchise arrangements include license fees and provide for the payment of initial fees for the granting of the franchise. Royalty fees are generated for the use of the name DRYCLEAN USA®. Initial franchise fees are generally recorded upon the opening of the franchise store. Continuing royalty fees are recorded when earned. Royalty fees recognized in fiscal 2009 and 2008 were approximately $160,000 and $215,000, respectively.

Customer deposits represent primarily amounts received from customers for future delivery of equipment or services. In January 2005, the Company signed an exclusive license agreement with Whirlpool Corporation, licensing the use of the Company’s patent technology on home appliances. Whirlpool Corporation paid to the Company $350,000, including $331,100 as a one time up front fee for the exclusive license, and was to pay royalties during the three year period following the introduction of Whirlpool Corporation manufactured products using the licensed technology. Whirlpool Corporation has not paid any royalties to the Company. Whirlpool Corporation retains a non-exclusive license and the Company is free to license its technology to other manufacturers. The unearned fee income of $331,100 for the exclusive license was amortized over 48 months, the life of the contract. Accordingly, at June 30, 2009, the entire fee was fully amortized.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Accounts and Trade Notes Receivable

Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent dry cleaning and laundry plants. The Company performs continuing credit evaluations of its customers’ financial condition and, depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Senior management reviews accounts and notes receivable on a regular basis to determine if any amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available, as of June 30, 2009, management increased the Company’s allowance for doubtful accounts to $215,000, an increase of $60,000 over 2008. However, actual write-offs might vary from the recorded allowance.

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

Franchise License, Trademark and Other Intangible Assets

Franchise license, trademark, and other intangible assets are stated at cost less accumulated amortization. These assets are amortized on a straight-line basis over the estimated future periods to be benefited (10-15 years). Patents are amortized over the shorter of the patent’s useful life or legal life from the date the patent is granted. The Company reviews the recoverability of intangible assets based primarily upon an analysis of undiscounted cash flows expected to be generated from the acquired assets. In the event the expected future net cash flows should become less than the carrying amount of the assets, an impairment loss will be recorded in the period such determination is made, based on the fair value of the related assets.

Asset Impairments

The Company accounts for long-lived assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

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

Stock Based Compensation

The Company’s 2000 Stock Option Plan is the Company’s only stock-based compensation plan. The 2000 Stock Option Plan authorizes the grant (until May 15, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants. No options were outstanding under the 2000 Stock Option Plan on June 30, 2009 or 2008. The Company’s 1994 Non-Employee Director Stock Option Plan terminated as to future grants on August 23, 2004 and no options were outstanding on June 30, 2009, but options to purchase 20,000 shares were outstanding at June 30, 2008.

Under the modified prospective approach, SFAS 123(R) applies to new grants and to grants that were outstanding on December 31, 2005 to the extent not yet vested. Since no new options were granted since December 31, 2005 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized under SFAS 123(R) during the years ended June 30, 2009 and 2008.

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

Advertising Costs

The Company expenses the cost of advertising as of the first date an advertisement is run. The Company expensed approximately $93,000 and $96,000 of advertising costs for the years ended June 30, 2009 and 2008, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts and trade notes receivable, accounts payable and accrued expenses. Due to their relatively short-term nature or variable rates, the carrying amounts of those financial instruments, as reflected in the accompanying consolidated balance sheets, approximate their estimated fair value. Their estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

Customer Deposits	Customer deposits represent advances paid by certain customers when placing orders for equipment with the Company. These deposits are generally non-refundable.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Significant judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the asset will not be realized.

Effective July 1, 2007, the Company adopted the provisions of the FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) to clarify the requirements of SFAS No. 109, “Accounting for Income Taxes”, relating to the recognition of tax benefits. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The adoption of FIN 48 did not result in any adjustment to the Company’s provision for income taxes.

Subsequent Event

We evaluated the effects of all subsequent events from the end of the year ended June 30, 2009 through September 25, 2009, the date the financials were available to be issued. During this period no material subsequent events have occurred.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It did not defer recognition and disclosure requirements for financial assets and financial liabilities which was effective for fiscal

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

years beginning after November 15, 2007, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS 157 did not have a material effect on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411,” “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The adoption of SFAS No 162 has not had a material effect on the Company’s consolidated financial statements.

On July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ (Codification) and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” (“SFAS 168”), which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of SFAS 168 on the Company’s financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In April 2009, the FASB issued SFP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010. The Company is assessing the effect, if any, that FSP FAS 107-1 and ABP 28-1 may have on its consolidated financial statements.

2. Inventories	Inventories are comprised of:

June 30,	2009	2008

Equipment	$2,258,494	$3,110,332
Parts	864,528	824,642
	3,123,022	3,934,974
Less reserve	(120,594)	(43,382)
	$3,002,428	$3,891,592

The Company has established reserves of $120,594 and $43,382 for the years ended June 30, 2009 and 2008, respectively, against slow moving inventory. There were no inventory write-offs in fiscal 2009; however, for the year ended June 30, 2008 the Company wrote-off approximately $43,000 in slow moving inventory.

3. Equipment and Improvements	Major classes of equipment and improvements consist of the following:

June 30,	2009	2008

Furniture and equipment	$474,548	$506,445
Leasehold improvements	355,483	355,483
	830,031	861,928
Less accumulated depreciation and amortization	(616,878)	(616,842)
	$213,153	$245,086

Depreciation and amortization of equipment and improvements amounted to $57,096 and $58,771 for the years ended June 30, 2009 and 2008, respectively.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Intangible Assets	Franchise license, trademarks and other intangible assets consist of the following:
	Estimated
	Useful Lives	June 30,	June 30,
	(in years)	2009	2008

Franchise license agreements	10	$529,500	$529,500
Trademarks, patents and tradenames	10-15	227,629	227,126
		757,129	756,626
Less accumulated amortization		(644,211)	(573,137)
		$112,918	$183,489

Amortization expense amounted to $71,123 in fiscal 2009 and $73,598 in fiscal 2008.

5. Income Taxes	The following are the components of income taxes (benefit):

Years ended June 30,	2009	2008

Current
Federal	$343,753	$343,085
State	58,844	58,729
	402,597	401,814

Deferred
Federal	(65,672)	(41,902)
State	(11,242)	(7,173)
	(76,914)	(49,075)
	$325,683	$352,739

The reconciliation of income tax expense computed at the Federal statutory tax rate of 34% to the provision for income taxes is as follows:

Years ended June 30,	2009	2008

Tax at the statutory rate	$289,866	$324,561
State income taxes, net of federal benefit	30,947	34,652
Other	4,870	(6,474)
	$325,683	$352,739

Effective tax rate	38.2%	37.0%

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes. Significant components of the Company’s current and noncurrent deferred tax assets and liabilities are as follows:

Years ended June 30,	2009	2008

Current deferred tax asset:
Allowance for doubtful accounts	$80,905	$58,327
Inventory capitalization	47,069	64,889
Other	45,380	1,664
	173,354	124,880

Non current deferred tax asset (liability):
Equipment and improvements	(8,598)	(27,067)
Franchise, trademarks and other intangible assets	69,713	59,742
	61,115	32,675
Total net deferred income tax asset	$234,469	$157,555

Consistent with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company regularly estimates its ability to recover deferred tax assets, and establishes a valuation allowance against deferred tax assets that is determined to be “more-likely-than not” recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of June 30, 2009, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of our deferred tax assets over the periods during which temporary differences reverse.

Effective July 1, 2007, the Company adopted the provisions of the FIN 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” to clarify the requirements of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”), relating to the recognition of tax benefits. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The adoption of FIN 48 did not result in any adjustment to the Company’s provision for income taxes.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Credit Agreement and Term Loan

The Company is a party to a bank loan agreement which provides the Company with a revolving credit facility of $2,250,000, including a $1,000,000 letter of credit subfacility and $250,000 foreign exchange subfacility. Borrowings under the revolving credit facility bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate, are guaranteed by all of the Company’s subsidiaries and are collateralized by substantially all of the Company’s and its subsidiaries’ assets. The revolving credit facility matures October 30, 2009. At June 30, 2009 and 2008, there were no outstanding borrowings, letters of credit or foreign exchange contracts outstanding under the line of credit. The loan agreement requires maintenance of certain debt service coverage and leverage ratios and contains other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at June 30, 2009 and 2008.

7. Related Party Transactions

The Company leases warehouse and office space under an operating lease from Sheila Steiner, who, together with her husband, William K. Steiner, Chairman of the Board of Directors and a director of the Company, are trustees of a trust which is a principal shareholder of the Company. Annual rental expense under this lease was approximately $102,300 in fiscal 2009 and $99,300 in fiscal 2008.

The lease provides for a three-year term that commenced on November 1, 2005, with annual increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears the cost of real estate taxes, utilities, maintenance, non-structural repairs and insurance. The lease contains two three-year renewal options in favor of the Company, the first of which was exercised effective November 2, 2008. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

The Company paid a law firm, in which a director is of counsel, approximately $51,100 and $59,100 in fiscal 2009 and 2008, respectively, for legal services performed.

8. Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents in bank accounts and money market funds at a large bank and a large brokerage firm. At times, the bank deposits may exceed Federal Deposit Insurance Corporation (FDIC) and the brokerage account may exceed Securities Investor Protection Corporation (SIPC) limits. In addition to SIPC protection, the broker also maintains excess SIPC insurance with Lloyd’s of London. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base. Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold.

1365392v6 357034.000115

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Commitments

In addition to the warehouse and office space leased from the wife of an officer and director who, together, are trustees of a trust which is a principal shareholder of the Company (see Note 7), the Company leases two additional office and warehouse facilities from unrelated third parties under operating leases expiring in March 2010 and December 2011, respectively. Minimum future rental commitments for these leases approximates the following:

Years ending June 30,

2010	$ 174,100
2011	148,900
2012	57,100
2013	-
2014	-
Total	$380,100

Dryclean USA Development Corp, a subsidiary of the Company, is a party to a lease for future dry cleaning stores, that has an annual base rent of $47,790 for a term of five years. The Company anticipates assigning this lease to a dry cleaning franchisee or another customer. Minimum future rental commitments for this lease approximates the following:

Years ending June 30,

2010	$ 47,800
2011	49,200
2012	50,700
2013	52,200
2014	53,800
Total	$ 253,700

Rent expense under all leases aggregated $192,172 and $186,176 for the years ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the Company had no outstanding letters of credit.

The Company, through its manufacturers, provides parts warranties for products sold. These warranties are the responsibility of the manufacturer. As such, warranty related expenses are insignificant to the consolidated financial statements.

10. Retirement Plan

The Company has a participatory deferred compensation plan under which it matches employee contributions up to 2% of an eligible employee’s yearly compensation. Employees are eligible to participate in the plan after one year of service. The Company contributed approximately $17,200 and $21,300 to the Plan during fiscal 2009 and fiscal 2008, respectively. The plan is qualified under Section 401(k) of the Internal Revenue Code.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Earnings Per Share	The following reconciles the components of the earnings per share computation:

Year ended June 30, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Net earnings	$ 526,863	7,033,804	$ .07

Effect of dilutive securities:
Stock options	-	-	-
	$ 526,863	7,033,804	$ .07

Year ended June 30, 2008
Net earnings	$ 601,852	7,034,258	$ .09

Effect of dilutive securities:
Stock options	-	2,469	-
	$ 601,852	7,036,727	$ .09

There were no options excluded in the computation of earnings per share in fiscal 2009. As of June 30, 2008, there were outstanding options to purchase 10,000 shares of the Company’s common stock which were excluded from the computations of earnings per share because the exercise price of the options was at least the average market price of the Company’s common stock for the period.

12. Dividends

The only cash dividend declared by the Company’s during the two years ended June 30, 2009 was a dividend of $.04 per share (an aggregate of $281,372) declared on September 25, 2007 to shareholders of record on October 12, 2007 and paid on November 1, 2007. The Company eliminated the payment of dividends thereafter.

13. Stock Options

The Company’s 2000 Stock Option Plan authorizes the grant (until May 15, 2010) of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants. The Company also had a 1994 Non-Employee Director Stock Option Plan which terminated on May 6, 2009, when the last remaining option under this plan expired unexercised.

Pursuant to the Company’s 2000 Stock Option Plan, the Company may grant incentive stock options and nonqualified stock options at an exercise price of at least 100% of the market value of the Company’s common stock on the date of grant, that may have a maximum term of 10 years and are not transferable. However, incentive stock options granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by the Company must have an exercise price of at least 110% of the fair market value of the Company’s common stock on the date of the grant and may not have a term of more than five years. Incentive stock options granted under the 2000 Stock Option Plan are subject to the limitation that the aggregate fair market value (determined as of the date of grant) of those options which may first become exercisable in any calendar year cannot exceed $100,000.

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Generally, options terminate three months following termination of service, except generally one year in the case of termination of service by reason of death or disability. Options granted under the plan also terminate upon a merger in which the Company is not the surviving corporation or in which shareholders before the merger cease to own at least 50% of the combined voting power in the elections of directors of the surviving corporation, the sale of substantially all of the Company’s assets or the liquidation or dissolution of the Company, unless another provision is made by the board of directors. No options were granted under the 2000 Stock Option Plan in fiscal 2009 or fiscal 2008 and no options were outstanding under that plan at either June 30, 2009 or 2008.

A summary of options under the 1994 Non-Employee Director Stock Option Plan as of June 30, 2009 and 2008 and changes during the years then ended is presented below:

Year Ended June 30, 2009	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	20,000	$1.45
Granted	-	-
Exercised	-	-
Expired	20,000	-
Outstanding at end of year	-	-
Options exercisable at year-end	-	-
Options available for future grant at year-end	500,000

Year Ended June 30, 2008	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	20,000	$1.45
Granted Exercised	- -	- -
Expired	-	-
Outstanding at end of year	20,000	$1.45
Options exercisable at year-end	20,000	$1.45

The following table summarizes information about outstanding stock options at June 30, 2008 (both of which were issued under the 1994 Non-Employee Stock Option Plan):

Exercise Prices	Number Outstanding at 6/30/08	Remaining Contractual Life	Exercise Prices	Number Exercisable at 6/30/08	Exercise Price

$ .91	10,000	.3 years	$ .91	10,000	$ .91
$ 2.00	10,000	.9 years	$ 2.00	10,000	$ 2.00

DRYCLEAN USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Segment Information

The Company’s reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Steiner-Atlantic Corp., a wholly-owned subsidiary of the Company, and DRYCLEAN USA Development Corp., a wholly-owned indirect subsidiary of the Company, comprise the commercial and industrial laundry and dry cleaning equipment segment. Steiner-Atlantic Corp. sells commercial and industrial laundry and dry cleaning equipment and steam boilers to customers in the United States, the Caribbean and Latin American markets. DRYCLEAN USA Development Corp. enters into leases for resale to third parties for future dry cleaning stores.

DRYCLEAN USA License Corp., a wholly-owned subsidiary of the Company, comprises the license and franchise operations segment.
The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.
Financial information for the Company’s business segments is as follows:

Year ended June 30,	2009	2008

Revenues:
Commercial and industrial laundry and dry cleaning equipment	$ 22,994,828	$ 22,422,719
License and franchise operations	160,589	282,424
Total revenues	$ 23,155,417	$ 22,705,143

Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment	$ 1,070,424	$ 937,533
License and franchise operations	20,525	161,977
Corporate	(313,020)	(308,275)
Total operating income	$ 777,929	$ 791,235

Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment	$ 9,497,789	$ 10,509,519
License and franchise operations	401,473	495,648
Corporate	287,755	162,319
Total assets	$ 10,187,017	$ 11,167,486

For the years ended June 30, 2009 and 2008, export revenues, principally to the Caribbean and Latin America, aggregated approximately $5,160,000 and $4,347,000, respectively, of which approximately $5,038,000 and $4,161,000, respectively, related to the commercial and industrial laundry and dry cleaning equipment segment. All such sales are denominated in U.S. Dollars and, accordingly, the Company is not exposed to risks of foreign currency fluctuations as a result of such sales.

No customer accounted for more than 10% of the Company’s revenues in either fiscal 2009 or 2008.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective July 1, 2009, Berkovits & Company, LLP (“Berkovits”), which served as the Company’s independent registered public accounting firm with respect to the Company’s financial statements as at and for the years ended June 30, 2008 and 2007, merged with and into Mallah Furman & Company, P.A. (“Mallah Furman”). On August 29, 2009, the Audit Committee of the Board of Directors of the Company approved the retention of Mallah Furman as the Company’s independent registered public accounting firm. The reports previously issued by Berkovits with respect to the Company are reissued in this report by, and the consents to the use of such reports have been issued by, Mallah, Furman, the successor by merger to Berkovits.

Berkovits’ reports on the Company’s financial statements as at and for the years ended June 30, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended June 30, 2007 and 2008 and the subsequent period through the date hereof, there were no disagreements with Berkovits or Mallah Furman, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure,which, if not resolved to the satisfaction of Berkovits or Mallah Furman, would have caused Berkovits or Mallah Furman to make reference to the subject matter of the disagreement in connection with its reports and no “reportable events” described in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

Item 9A(T).	Controls and Procedures.

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

The Company’ management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment, the Company’s management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 11.	Executive Compensation.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as at June 30, 2009, with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	500,000	(a)

Equity compensation plans not approved by security holders	-	-	0
Total	-	-	500,000

(a)

Represents shares available for future grant under the Company’s 2000 Stock Option Plan (the “2000 Plan”), which permits the grant of options to employees and directors of, and consultants to, the Company. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the 2000 Plan will again be available for the grant of options under the 2000 Plan.

The balance of the information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 14.	Principal Accountant Fees and Services.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit No.	Description

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

3(b)	By-Laws of the Company, as amended. (Exhibit 4.2 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 9, 2007, File No. 000-9040.)

4(a)(1)(A)

Loan and Security Agreement, dated as of December 19, 2001, from the Company in favor of Wachovia Bank, National Association, formerly named First Union National Bank (“Wachovia”). (Exhibit 4.1(a) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)

4(a)(1)(B)	Letter agreement dated September 23, 2002 between the Company and Wachovia (Exhibit 4(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002, File No. 001-14757.)

4(a)(1)(C)	Letter agreement dated October 11, 2002 between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 001-14757.)

4(a)(1)(D)	Letter agreement dated October 22, 2003 between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. File No. 001-14757.)

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

4(a)(1)(G)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)

4(a)(1)(H)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)

4(a)(l)(I)	Letter, dated as of October 16, 2006, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 23, 2006, File No. 001-14757.)

4(a)(1)(J)	Letter, dated as of October 18, 2007, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 22, 2007, File No. 001-14757.)

4(a)(1)(K)	Letter, dated October 10, 2008, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) September 29, 2008, File No. 001-14757.)

4(a)(2)

Revolving Credit Note, dated as of December 19, 2001, from the Company in favor of Wachovia. (Exhibit 4.1(c) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)

4(a)(3)

Guaranty and Security Agreement, dated as of December 19, 2001, from Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Company, DRYCLEAN USA Development Corp. and DRYCLEAN USA License Corp., subsidiaries of the Company, in favor of Wachovia. (Exhibit 4.1(d) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)

10(a)(1)

Commercial lease dated September 9, 2005 between Steiner and William K. Steiner with respect to Steiner’s facilities located at 290 NE 68 Street, 296 NE 67 Street and 277 NE 67 Street, Miami, Florida. (Exhibit 10(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005, File No. 001-14757.)

10(a)(2)

Letter, dated as of September 29, 2008, from the Company’s wholly-owned subsidiary, Steiner-Atlantic Corp., to Sheila Steiner and William Steiner exercising an option to extend lease. (Exhibit 4.02 to the Company Current Report on Form 8-K dated (date of earliest event reported) September 29, 2008, File No. 001-14757.)

10(b)	The Company’s 2000 Stock Option Plan. (Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-37582.)

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 001-14757.)

21	Subsidiaries of the Company. (Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 001-14757.)

*23	Consent of Mallah Furman.

*31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRYCLEAN USA, Inc.

Dated: September 25, 2009
	By:	/s/ Michael S. Steiner
Michael S. Steiner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Michael S. Steiner	President, Chief Executive Officer	September 25, 2009
Michael S. Steiner	(Principal Executive Officer) and Director
/s/ Venerando J. Indelicato	Chief Financial Officer	September 25, 2009
Venerando J. Indelicato	(Principal Financial and Accounting Officer) and Director
/s/ David Blyer	Director	September 25, 2009
David Blyer

/s/ Lloyd Frank	Director	September 25, 2009
Lloyd Frank
	Director	September 25, 2009
Alan M. Grunspan
/s/ William K. Steiner	Director	September 25, 2009
William K. Steiner
/s/ Stuart Wagner	Director	September 25, 2009
Stuart Wagner

EXHIBIT INDEX

Exhibit No.	Description

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

3(b)	By-Laws of the Company, as amended. (Exhibit 4.2 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 9, 2007, File No. 000-9040.)

4(a)(1)(A)

Loan and Security Agreement, dated as of December 19, 2001, from the Company in favor of Wachovia Bank, National Association, formerly named First Union National Bank (“Wachovia”). (Exhibit 4.1(a) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)

4(a)(1)(B)	Letter agreement dated September 23, 2002 between the Company and Wachovia (Exhibit 4(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002, File No. 001-14757.)

4(a)(1)(C)	Letter agreement dated October 11, 2002 between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 001-14757.)

4(a)(1)(D)	Letter agreement dated October 22, 2003 between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. File No. 001-14757.)

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

4(a)(1)(G)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)

4(a)(1)(H)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)

4(a)(l)(I)	Letter, dated as of October 16, 2006, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 23, 2006, File No. 001-14757.)

4(a)(1)(J)	Letter, dated as of October 18, 2007, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 22, 2007, File No. 001-14757.)

4(a)(1)(K)	Letter, dated October 10, 2008, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) September 29, 2008, File No. 001-14757).

4(a)(2)

Revolving Credit Note, dated as of December 19, 2001, from the Company in favor of Wachovia. (Exhibit 4.1(c) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)

4(a)(3)

Guaranty and Security Agreement, dated as of December 19, 2001, from Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Company, DRYCLEAN USA Development Corp. and DRYCLEAN USA License Corp., subsidiaries of the Company, in favor of Wachovia. (Exhibit 4.1(d) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)

10(a)(1)

Commercial lease dated September 9, 2005 between Steiner and William K. Steiner with respect to Steiner’s facilities located at 290 NE 68 Street, 296 NE 67 Street and 277 NE 67 Street, Miami, Florida. (Exhibit 10(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005, File No. 001-14757.)

10(a)(2)

Letter, dated as of September 29, 2008, from the Company’s wholly-owned subsidiary, Steiner-Atlantic Corp., to Sheila Steiner and William Steiner exercising an option to extend lease. (Exhibit 4.02 to the Company Current Report on Form 8-K dated (date of earliest event reported) September 29, 2008, File No. 001-14757.)

10(b)	The Company’s 2000 Stock Option Plan. (Exhibit 99.1 to the Company’s Registration Statement on Form S-8, File No. 333-37582.)

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 001-14757.)

21	Subsidiaries of the Company. (Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 001-14757.)

*23	Consent of Mallah Furman.

*31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.
+	Management contract or compensatory plan or arrangement.