Form 10-Q
period 2009-09-30
DRYCLEAN USA INC
filed 2009-11-16
CIK 65312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

(305) 754-4551 (Registrant’s telephone Number, Including Area Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of November 13, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DRYCLEAN USA, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the three months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Net sales	$3,584,258	$6,644,145
Development fees, franchise and license fees, commissions and other income	44,014	106,672
Total revenues	3,628,272	6,750,817

Cost of sales	2,777,666	5,265,620
Selling, general and administrative expenses	967,544	1,181,489
Total operating expenses	3,745,210	6,447,109
Operating (loss) income	(116,938)	303,708
Interest income	3,505	26,278
(Loss) earnings before income taxes	(113,433)	329,986
(Benefit) provision for income taxes	(42,535)	120,985
Net (loss) earnings	$(70,898)	$209,001

Basic and fully diluted (loss) earnings per share	$(.01)	$.03

Weighted average number of shares of common stock outstanding:
Basic and fully diluted	7,033,732	7,033,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$5,822,040	$5,460,954
Accounts and trade notes receivable, net	711,456	936,214
Inventories	3,065,407	3,002,428
Deferred income taxes	179,554	173,354
Refundable income taxes	107,781	51,220
Other assets, net	111,344	175,661
Total current assets	9,997,582	9,799,831

Equipment and improvements, net	205,500	213,153
Franchise, trademarks and other intangible assets, net	106,371	112,918
Deferred tax asset	60,890	61,115

Total assets	$10,370,343	$10,187,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND

SHAREHOLDERS’ EQUITY

	September 30, 2009	June 30, 2009
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable and accrued expenses	$971,628	$713,661
Accrued employee expenses	180,262	506,710
Customer deposits	2,170,527	1,847,822
Total current liabilities	3,322,417	3,068,193

Total liabilities	3,322,417	3,068,193

Shareholders’ Equity
Preferred stock, $1.00 par value:
Authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $0.025 par value:
Authorized shares – 15,000,000; 7,065,500 shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	4,780,157	4,851,055
Treasury stock, 31,768 shares at cost	(3,938)	(3,938)

Total shareholders’ equity	7,047,926	7,118,824

Total liabilities and shareholders’ equity	$10,370,343	$10,187,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the three months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Operating activities:
Net (loss) earnings	$(70,898)	$209,001
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	20,476	32,630
Bad debt expense	(33,487)	(534)
Benefit for deferred income taxes	(5,975)	33,130
(Increase) decrease in operating assets:
Accounts, trade notes and lease receivables	258,245	880,812
Inventories	(62,979)	(633,574)
Refundable income taxes	(56,561)	-
Other current assets	64,317	(23,342)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	257,967	280,304
Accrued employee expenses	(326,448)	(295,645)
Income taxes payable	-	62,855
Unearned income	-	(20,693)
Customer deposits and other	322,705	(159,402)
Net cash provided by operating activities	367,362	365,542
Investing activities:
Capital expenditures	(6,276)	-
Net cash used by investing activities	(6,276)	-
Net increase in cash and cash equivalents	361,086	365,542
Cash and cash equivalents at beginning of period	5,460,954	3,889,736

Cash and cash equivalents at end of period	$5,822,040	$4,255,278

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$-	$40,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Note (1) – General: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. The June 30, 2009 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as of that date.

Note (2) – (Loss) Earnings Per Share: Basic and fully diluted (loss) earnings per share for the three months ended September 30, 2009 and 2008 are computed as follows:

	For the three months ended September 30,
	2009	2008
Net (loss) earnings	$(70,898)	$209,001
Weighted average shares outstanding	7,033,732	7,033,875
Basic and fully diluted (loss) earnings per share	$(.01)	$.03

At September 30, 2009, the Company had no outstanding options to purchase shares of the Company’s common or other dilutive securities. At September 30, 2008, there were outstanding options to purchase 20,000 of the Company’s common stock which were excluded in the computation of earnings per share because the exercise price of the options was at least the average market price of the Company’s common stock for the period.

Note (3) – Revolving Credit Line: Effective November 3, 2009, the Company’s existing $2,250,000 revolving line of credit facility was extended to October 30, 2010. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at September 30, 2009 or June 30, 2009.

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

Note (4) - Stock-Based Compensation Plans: The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan are the Company’s only stock-based compensation plans. The 2000 Stock Option Plan authorizes the grant until May 2, 2010 of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants. No options were outstanding under the 2000 Stock Option Plan on September 30, 2009. The 1994 Non-Employee Director Stock Option Plan terminated on May 6, 2009, when the last remaining option under the plan expired unexercised.

Effective January 1, 2006, the Company adopted the modified prospective approach contained in guidance of the Financial Accounting Standards Board (the “FASB”) for accounting for stock compensation. This approach applies to stock compensation grants after December 15, 2005 and to grants that were outstanding on December 31, 2005 to the extent not yet vested. Since no new options were granted during the three months ended September 30, 2009 and 2008 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized during the three months ended September 30, 2009 and 2008.

Note (5) – Income Taxes: As of September 30, 2009 and June 30, 2009, the Company had deferred tax assets of $240,444 and $234,469, respectively.

Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of September 30, 2009, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of our deferred tax assets over the periods during which temporary differences reverse.

Effective July 1, 2007, the Company adopted the FASB’s interpretation as to accounting for the uncertainty relating to the recognition of tax benefits. This interpretation contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The adoption of this interpretation did not result in any adjustment to the Company’s provision for income taxes in any of the reported periods.

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

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

	For the three months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment	$3,599,043	$6,706,440
License and franchise operations	29,229	44,377
Total revenues	$3,628,272	$6,750,817

Operating (loss) income:
Commercial and industrial laundry and dry cleaning equipment	$(78,266)	$367,432
License and franchise operations	55,523	24,539
Corporate	(94,195)	(88,263)
Total operating (loss) income	$(116,938)	$303,708

	September 30, 2009	June 30, 2009
	(Unaudited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment	$9,886,415	$9,497,789
License and franchise operations	131,996	401,473
Corporate	351,932	287,755
Total assets	$10,370,343	$10,187,017

Note (7) – Recently Adopted Accounting Guidance: In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (“Codification”). The purpose of the Codification is to provide a single source of authoritative U.S. GAAP. The Codification was effective for the Company in the first quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, the adoption of the Codification did not have a material effect on the Company’s financial statements.

DRYCLEAN USA, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

In May 2009, the FASB issued a new standard related to subsequent events which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard was adopted in the first quarter of fiscal 2010. The adoption of the new standard did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued three accounting standards, each of which were effective for the Company on June 30, 2009. The first requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The second provides guidance for other-than-temporary impairments to improve the consistency in the timing of impairment recognition, as well as provide greater clarity to investors about credit and non-credit components of impaired debt securities that are not expected to be sold. The third provides guidance which primarily addressed the measurement of fair value of financial assets and liabilities when there is no active market or where the price inputs being used could be indicative of distressed sales. The adoption of these standards did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. The Company does not expect this accounting guidance, which is effective for the Company beginning July 1, 2010, to have a material impact on the Company’s consolidated financial condition or results of operations.

In October 2009, the FASB issued accounting guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality. The accounting guidance is designed to more closely reflect the underlying economics of these transactions. The Company does not expect this accounting guidance, which is effective for the Company beginning July 1, 2010, to have a material impact on the Company’s consolidated financial condition or results of operations.

Note (8) – Subsequent Events: In May 2009, the FASB issued a new standard related to subsequent events which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard was adopted in the first quarter of fiscal 2010. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 13, 2009, the date the Company issued these financial statements. The only subsequent events noted were the extension of the Company’s revolving line of credit facility as discussed in Note (3) and that, on November 13, 2009, the Company, pursuant to shareholder approval on that date, filed a Certificate of Amendment to the Company’s Certificate of Incorporation to change the Company’s name to “EnviroStar, Inc.” effective December 1, 2009, at which time the trading symbol for the Company’s common stock on the NYS Amex will change from “DCU” to “EVI.”

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

Overview

Revenues for the first quarter of fiscal 2010 decreased by 46.3% and the Company experienced a loss of $70,898, or $.01 per share, for the quarter. While this loss was disappointing, it was understandable as the credit crisis and the economy has delayed many potential sales. The lack of large contracts, although affecting revenues, resulted in an increase in the Company’s gross profit margin to 22.5% from 20.7% for the first quarter of fiscal 2010 over the same period fiscal 2009.

Cash on hand increased during the quarter by $361,086, while interest income declined despite higher outstanding bank balances which is due to decreased interest rates. Inventories increased during the first quarter, but are in line with projected sales.

Liquidity and Capital Resources

During the first quarter of fiscal 2010, cash increased by $361,086 compared to an increase of $365,542 during the same period of fiscal 2009. The following summarizes the Company’s Consolidated Statement of Cash Flows.

	Three Months Ended September 30,
	2009 (Unaudited)	2008 (Unaudited)
Net cash provided (used) by:
Operating activities	$367,362	$365,542
Investing activities	$(6,276)	$-

For the three month period ended September 30, 2009, operating activities provided cash of $367,362 compared to $365,542 of cash provided during the same period of fiscal 2009. The cash provided by operating activities was primarily due to a decrease in accounts, trade notes and lease receivables of $258,245 as a result of the decrease in sales, an increase of $257,967 in accounts payable and accrued expenses which is the result of normal business activities and an increase of $322,705 in customer deposits which reflects a slight increase in backlog at the end of the quarter. Accrued employee expenses used cash of $326,448 as fiscal 2009 year end sales bonuses were paid during the quarter. Cash was also used to fund the Company’s operating loss of $70,898, supplemented by the collection of a $35,000 account receivable which resulted in the reversal of a previously recognized bad debt expense was partially offset by the non-cash expense of $20,476 for depreciation and amortization. Additional cash was used to increase inventories by $62,979 and an increase in refundable income taxes of $56,561 as a result of the loss in the first quarter of fiscal 2010.

For the three month period ended September 30, 2008, operating activities provided cash of $365,542 compared to cash of $1,232,943 used by operating activities during the same period of fiscal 2008. Cash was provided in the fiscal 2009 quarter by net earnings of $209,001 and non-operating expenses for depreciation and amortization of $32,630 and a provision of $33,130 for deferred taxes together with $91,315 provided by changes in assets and liabilities. Several offsetting factors contributed to the net cash provided by changes of assets and liabilities. First, cash was positively impacted by a decrease of $880,812 in accounts, trade notes and lease receivables resulting primarily from the collection of accounts receivable that arose from the heavy shipments at the end of fiscal 2008, partially offset by a decrease of $159,402 in customer deposits applied to the heavy shipments during the quarter. An increase in income taxes payable also provided cash of $62,855. On the other hand, cash was negatively impacted by an increase in inventories of $633,574 needed to support the Company’s current backlog, partially offset by a $280,304 increase in accounts payable and accrued expenses. Additional cash was used to reduce accrued employee expenses ($295,645) and unearned income ($20,693) associated with the amortization of the initial fee received by the Company from Whirlpool Corporation in January 2005 (which fee was amortized over a four year period ending December 31, 2008).

Investing activities used cash of $6,276 for capital expenditures during the first quarter of fiscal 2010. There were no investment activities during the first quarter of fiscal 2009.

There were no financing activities during the first quarters of fiscal 2010 and 2009.

Effective November 3, 2009, the Company’s existing $2,250,000 revolving line of credit facility was extended to October 30, 2010. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at September 30, 2009 or June 30, 2009.

The Company believes that its present cash position, the cash it expects to generate from operations, and, should it need cash, not presently anticipated, cash borrowings available under its revolving line of credit, will be sufficient to meet its operational needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of item 303(a)(4) of Regulation S-K.

Results of Operations

	Three Months Ended September 30,
	2009 (Unaudited)	2008 (Unaudited)
Net sales	$3,584,258	$6,644,145	-46.1%
Development fees, franchise and license fees, commissions and other income	44,014	106,672	-58.7%
Total revenues	$3,628,272	$6,750,817	-46.3%

Net sales for the three month period ended September 30, 2009 decreased by $3,059,887 (46.1%) from the same period of fiscal 2009. The decrease, which includes a 59.7% reduction in foreign sales, affected all product lines except spare parts, and was largely due to the current financial crisis and the weak economy. Sales of industrial laundry equipment decreased by 63.7%, sales of drycleaning equipment decreased by 44.0% and sales of boilers decreased by 51.8%. These decreases were partially offset by an increase of 3.6% in sales of spare parts which are not greatly affected by the economy. Revenues of development fees, franchise and license fees, commissions and other income decreased by $62,658 (58.7%) from the comparable quarter of fiscal 2009 as the Company received lower royalty and license fee income.

	Three Months Ended September 30,
	2009 (Unaudited)	2008 (Unaudited)
As a percentage of net sales:
Cost of sales	77.5%	79.3%
As a percentage of revenues:
Selling, general and administrative expenses	26.7%	17.5%

Total cost of sales and operating expenses	103.2%	95.5%

Costs of goods sold, expressed as a percentage of sales, decreased to 77.5% during the first quarter of fiscal 2010 from 79.3% during the same period of fiscal 2009. The improved gross profit margins resulted from a decrease in large laundry equipment contracts which normally carry a lower profit margin and the increase in spare parts sales which carry a better profit margin.

Selling general and administrative expenses decreased by $213,945 (18.1%), but as a percentage of revenues increased to 26.7% from 17.5%, in the first quarter of fiscal 2010 from the first quarter of fiscal 2009. While the dollar amount of these expenses decreased, the increase as a percentage of revenues in the fiscal 2010 period was due to the decreased level of sales which lowered the absorption of fixed and semi-variable expenses.

Interest income decreased by $22,773 (86.7%) in the first quarter of fiscal 2010 from the same period of fiscal 2009 due to lower prevailing interest rates despite higher average outstanding bank balances.

The Company’s income tax benefit of $42,535 (at an effective rate of 37.5%) during the first quarter of fiscal 2010 was the result of the loss for the period compared to an income tax provision of $120,985 (at an effective rate of 36.7%) in the first quarter of fiscal 2009. The slightly higher effective tax rate in fiscal 2009 quarter was due to the loss of the foreign tax exclusion benefit.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases 27,000 square feet of warehouse and office space from Sheila Steiner, who, together with her husband, William K. Steiner, Chairman of the Board of Directors and a director of the Company, are the trustees of a trust which is a principal shareholder of the Company. The lease provides for a three-year term that commenced on November 1, 2005, with annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year. The rent for the period November 1, 2008 through October 31, 2009 was $103,263 and increased on November 1, 2009 to $106,360 for next twelve months. The Company bears the costs of real estate taxes, utilities, maintenance, non-structural repairs and insurance. The lease contains two three-year renewal options in favor of the Company. The Company exercised its first renewal option to extend this lease until October 31, 2011. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s results of operations remain unchanged from those described in the Management’s Discussion an Analysis or Plan of Operation section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Therefore, there can be no assurance that the actual results will not differ from those estimates.

Recently Adopted Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (“Codification”). The purpose of the Codification is to provide a single source of authoritative U.S. GAAP. The Codification was effective for the Company in the first quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, the adoption of the Codification did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued a new standard related to subsequent events which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard was adopted in the first quarter of fiscal 2010. The adoption of the new standard did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued three accounting standards, each of which were effective for the Company on June 30, 2009. The first requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The second provides guidance for other-than-temporary impairments to improve the consistency in the timing of impairment recognition, as well as provide greater clarity to investors about credit and non-credit components of impaired debt securities that are not expected to be sold. The third provides guidance which primarily addressed the measurement of fair value of financial assets and liabilities when there is no active market or where the price inputs being used could be indicative of distressed sales. The adoption of these standards did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. The Company does not expect this accounting guidance, which is effective for the Company beginning July 1, 2010, to have a material impact on the Company’s consolidated financial condition or results of operations.

In October 2009, the FASB issued accounting guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality. The accounting guidance is designed to more closely reflect the underlying economics of these transactions. The Company does not expect this accounting guidance, which is effective for the Company beginning July 1, 2010, to have a material impact on the Company’s consolidated financial condition or results of operations.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risks

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company’s bank revolving credit facility contains a $250,000 foreign exchange subfacility for this purpose. The Company had no foreign exchange contracts outstanding at September 30, 2009 and 2008.

The Company’s cash and cash equivalents are maintained in interest-bearing bank accounts, including a money market account, and a tax-free municipal fund, each of which bear interest at prevailing interest rates. Interest income decreased by $22,773 (86.7%) in the first quarter of fiscal 2010 from the same period in fiscal 2009 as a result of lower prevailing interest rates despite higher average outstanding bank balances.

Item 4T.      Controls and Procedures

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

Date: November 13, 2009		DRYCLEAN USA, Inc.

	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato, Treasurer and Chief Financial Officer

Exhibit Index

31.01	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.