Form 10-Q
period 2009-12-31
DRYCLEAN USA INC
filed 2010-02-12
CIK 65312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EnviroStar, Inc.
(Exact name of Registrant as Specified in Its charter)

Delaware	11-2014231
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

290 N.E. 68 Street, Miami, Florida  33138
(Address of Principal Executive Offices)

(305) 754-4551
(Registrant’s telephone Number, Including Area Code)

DRYCLEAN USA, Inc.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of February 12, 2010.

PART 1.  FINANCIAL INFORMATION

Item 1.	Financial Statements

EnviroStar, Inc. (formerly named DRYCLEAN USA, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the six months ended December 31,		For the three months ended December 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net sales	$9,656,509	$12,778,550	$6,072,252	$6,134,405
Development fees, franchise and license fees, commissions and other	93,422	185,915	49,409	79,243
Total revenues	9,749,931	12,964,465	6,121,661	6,213,648

Cost of goods sold	7,387,904	9,901,476	4,610,239	4,635,856
Selling, general and administrative expenses	2,125,466	2,420,013	1,157,924	1,238,524
Total operating expenses	9,513,370	12,321,489	5,768,163	5,874,380

Operating income	236,561	642,976	353,498	339,268
Interest income	6,620	58,063	3,116	31,785

Earnings before taxes	243,181	701,039	356,614	371,053
Provision for income taxes	92,908	266,348	135,443	145,363
Net earnings	$150,273	$434,691	$221,171	$225,690

Basic and diluted earnings per share	$.02	$.06	$.03	$.03
Weighted average number of shares
Basic	7,033,732	7,033,875	7,033,732	7,033,875
Diluted	7,033,732	7,033,875	7,033,732	7,033,875

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. (formerly named DRYCLEAN USA, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2009 (Unaudited)	June 30, 2009
Current Assets
Cash and cash equivalents	$5,847,571	$5,460,954
Accounts and trade notes receivable, net	697,849	936,214
Inventories	2,363,460	3,002,428
Deferred income taxes	161,985	173,354
Refundable income taxes	-	51,220
Other assets	98,322	175,661
Total current assets	9,169,187	9,799,831

Equipment and improvements, net	189,484	213,153
Franchise, trademarks and other intangible assets, net	101,965	112,918
Deferred tax asset	72,506	61,115

	$9,533,142	$10,187,017

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. (formerly named DRYCLEAN USA, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31, 2009 (Unaudited)	June 30, 2009
Current Liabilities
Accounts payable and accrued expenses	$661,326	$713,661
Accrued employee expenses	331,642	506,710
Income taxes payable	21,709	-
Customer deposits	1,249,367	1,847,822
Total current liabilities	2,264,044	3,068,193

Total liabilities	2,264,044	3,068,193

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized shares - 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; Authorized shares - 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	5,001,329	4,851,055
Treasury stock, 31,625 shares, at cost	(3,938)	(3,938)
Total shareholders’ equity	7,269,098	7,118,824
	$9,533,142	$10,187,017

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. (formerly named DRYCLEAN USA, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	December 31, 2009 (Unaudited)	December 31, 2008 (Unaudited)
Operating activities:
Net earnings	$150,273	$434,691
Adjustments to reconcile net earnings to net cash provided by operating activities:
Bad debt expense	(28,650)	42,175
Depreciation and amortization	45,954	65,011
Provision for deferred income taxes	(22)	20,910
(Increase) decrease in operating assets:
Accounts and trade notes receivables	267,015	1,488,155
Inventories	638,968	163,777
Other current assets	77,339	15,039
Refundable income taxes	51,220	(42,379)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(52,335)	(471,158)
Accrued employee expenses	(175,068)	(187,001)
Unearned income	-	(41,387)
Customer deposits	(598,455)	(150,964)
Income taxes payable	21,709	(16,682)
Net cash provided by operating activities	397,948	1,320,187
Investing activities:
Capital expenditures	(11,331)	-
Net cash used by investing activities	(11,331)	-
Net increase in cash and cash equivalents	386,617	1,320,187
Cash and cash equivalents at beginning of period	5,460,954	3,889,736
Cash and cash equivalents at end of period	$5,847,571	$5,209,923
Supplemental information:
Cash paid for income taxes	$10,000	$304,500

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. (formerly named DRYCLEAN USA, Inc.) and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

Note (1) - General:  The accompanying unaudited condensed consolidated financial statements include the accounts of EnviroStar Inc. and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation.

Effective December 1, 2009, the Company changed its name from “DRYCLEAN USA, Inc.” to “EnviroStar, Inc.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. The June 30, 2009 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as of that date.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note (2) - Earnings Per Share:  Basic and diluted earnings per share for the six and three months ended December 31, 2009 and 2008 are computed as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)

Net earnings	$150,273	$434,691	$221,171	$225,690
Weighted average shares outstanding	7,033,732	7,033,875	7,033,732	7,033,875
Basic and fully diluted earnings per share	$.02	$.06	$.03	$.03

At December 31, 2009, the Company had no outstanding options to purchase shares of the Company’s common or other dilutive securities.  At December 31, 2008, there were outstanding options to purchase 10,000 shares of the Company’s common stock which were excluded in the computation of earnings per share because the exercise price of the options was at least the average market price of the Company’s common stock for the period.

EnviroStar, Inc. (formerly named DRYCLEAN USA, Inc.) and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

Note  (3) – Revolving Credit Line:  Effective November 3, 2009, the Company’s existing $2,250,000 revolving line of credit facility was extended until October 30, 2010. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at December 31, 2009 or June 30, 2009.

Note (4) - Stock-Based Compensation Plans:  The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan are the Company’s only stock-based compensation plans. The 2000 Stock Option Plan authorizes the grant until May 2, 2010 of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants. No options were outstanding under the 2000 Stock Option Plan on December 31, 2009. The 1994 Non-Employee Director Stock Option Plan terminated on May 6, 2009, when the last remaining option under the plan expired unexercised.

Effective January 1, 2006, the Company adopted the modified prospective approach contained in guidance of the Financial Accounting Standards Board (the “FASB”) for accounting for stock compensation.  This approach applies to stock compensation grants after December 15, 2005 and to grants that were outstanding on December 31, 2005 to the extent not yet vested.  Since no new options were granted during the six and three months ended December 31, 2009 and 2008 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized during the six and three months ended December 31, 2009 and 2008.

Note (5) – Income Taxes:  Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of December 31, 2009 and June 30, 2009, the Company had deferred tax assets of $234,491 and $234,469, respectively.  Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable.  This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies.  As of December 31, 2009, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of our deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25 in Accounting for Uncertainty in Income Taxes.  Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of December 31, 2009, this did not result in any adjustment to the Company’s provision for income taxes.

As of December 31, 2009, the Company was subject to U.S. Federal and State income tax examinations for the tax years 2007 through 2009.

EnviroStar, Inc. (formerly named DRYCLEAN USA, Inc.) and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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

	For the six months ended December 31,		For the three months ended December 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment	$9,690,535	$12,874,586	$6,091,494	$6,168,146
License and franchise operations	59,396	89,879	30,167	45,502
Total revenues	$9,749,931	$12,964,465	$6,121,661	$6,213,648
Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment	$342,250	$791,841	$413,486	$424,409
License and franchise operations	81,574	25,233	26,051	694
Corporate	(187,263)	(174,098)	(86,039)	(85,835)
Total operating income	$236,561	$642,976	$353,498	$339,268

	December 31, 2009
	(Unaudited)	June 30, 2009
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment	$9,135,567	$9,497,789
License and franchise operations	158,047	401,473
Corporate	239,528	287,755
Total assets	$9,533,142	$10,187,017

Note (7) – Recently Adopted Accounting Guidance: In June 2009, the FASB issued the Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (“Codification”).  The purpose of the Codification is to provide a single source of authoritative U.S. GAAP.  The Codification was effective for the Company in the first quarter of fiscal 2010.  As the Codification was not intended to change or alter existing GAAP, the adoption of the Codification did not have a material effect on the Company’s financial statements.

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

EnviroStar, Inc. (formerly named DRYCLEAN USA, Inc.) and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

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

Note (8) – Recently Issued Accounting Guidance Not Yet Adopted:  In October 2009, the FASB issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.  The Company does not expect this accounting guidance, which is effective for the Company beginning July 1, 2010, to have a material impact on the Company’s consolidated financial condition or results of operations.

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

Note (9) – Subsequent Events: In May 2009, the FASB issued a new standard related to subsequent events which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new standard was adopted in the first quarter of fiscal 2010.  The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 12, 2010, the date the company issued these financial statements. During this period there were no subsequent reportable events.

Item 2:	Management’s Discussion and Analysis or Plan of Operations

Overview

Revenues and profits for the second quarter of fiscal 2010 rebounded from the disappointing first quarter.  However, revenues for the first half of fiscal 2010 were still 22.8% below the same period of fiscal 2009 which had record six month revenues, and for the second quarter revenues decreased 1.5% compared to the second quarter of fiscal 2009.  Earnings followed the same pattern, decreasing by 65.4% for the first half of the year from the comparable period a year ago, but only decreased by 2.0% for the second quarter from the second quarter of fiscal 2009.  While the economic crisis is still affecting the Company’s performance, it appears that the economy is moderating; however, incoming sales are still below the level of shipments.

The Company’s cash position increased by $386,617 to $5,847,571, largely due to a decrease in inventories.  At present inventories are at a reduced level but should increase in future periods as business responds to an improved economy.

Liquidity and Capital Resources

Cash increased by $386,617 during the first six months of fiscal 2009 compared to an increase of $1,320,187 during the same period of fiscal 2009. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows:

	Six Months Ended December 31,
	2009 (Unaudited)	2008 (Unaudited)
Net cash provided (used) by:
Operating activities	$397,948	$1,320,187
Investing activities	(11,331)	-

For the six month period ended December 31, 2009, operating activities provided cash of $397,948 compared to $1,320,187 of cash provided during the same period of fiscal 2009.  The cash provided by operating activities in the first half of fiscal 2010 was primarily due to a reduction of $638,968 in inventories, due to heavy shipments during the second quarter.  These inventories were not immediately replaced in order to be in line with incoming orders.  This lower level of inventories should increase as orders improve with an improving economy.  Cash was also provided by the Company’s net earnings of $150,273 and non-cash expenses for depreciation and amortization of $45,954.  Additional cash was provided by a decrease in accounts receivable of $267,015, other assets of $77,339, and refundable income taxes and income taxes payable aggregating $72,929.  These increases in cash were partially offset by a $598,455 reduction in customer deposits as new orders lagged behind shipments during the period.  Cash was also used by a reduction in accrued employee expenses of $175,068 and accrued expenses of $52,335.  These changes were the result of normal business activities.  The collection of a $35,000 account receivable resulted in a reversal of a previously recognized bad debt expense.

Most of the cash provided by operating activities for the first six months of fiscal 2009 resulted from a $1,488,155 reduction in accounts and trade notes receivable as large shipments made during the quarter were either paid prior to shipment (in the case of foreign shipments) or paid for by customers’ deposits. Other cash generated by operating activities during the first six months of fiscal 2009 was provided by the Company’s net earnings of $434,691 and non-cash expenses for depreciation and amortization of $65,011 and bad debts of $42,175.  Included in bad debt expense was an increase in the provision for bad debts of

$20,000 due to the credit crisis. Record shipments also reduced inventories and provided cash of $163,777. This cash was offset by a decrease in accounts payable and accrued expenses of $471,158 and accrued employee expenses of $187,001. A reduction in customers’ deposits also used cash of $150,964. Additional uses of cash were a reduction in earned income of $41,387 associated with the amortization of the initial fee received by the Company from Whirlpool Corporation in January 2005 (which fee was fully amortized at December 31, 2008) and refundable income taxes and income taxes payable aggregating $59,061.

Investing activities used cash of $11,331 for capital expenditures during the first half of fiscal 2010.  There were no investing activities during the first half of fiscal 2009.

There were no expenditures for financing activities during either the first six months of fiscal 2010 or the first six months of fiscal 2009.

Effective November 3, 2009, the Company’s existing $2,250,000 revolving line of credit facility was extended until October 30, 2010. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at December 31, 2009 or June 30, 2009.

The Company believes that its present cash position and cash it expects to generate from operations and, should it need cash, which is not presently anticipated, cash borrowings available under its $2,250,000 revolving line of credit facility, will be sufficient to meet its operational needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Six months ended			Three months ended
	December 31,			December 31,
	2009 (Unaudited)	2008 (Unaudited)	% Change	2009 (Unaudited)	2008 (Unaudited)	% Change
Net sales	$9,656,509	$12,778,550	-24.4%	$6,072,252	$6,134,405	-1.0%
Development fees, franchise and license fees, commissions and other	93,422	185,915	-49.8%	49,409	79,243	-37.6%
Total revenues	$9,749,931	$12,964,465	-24.8%	$6,121,661	$6,213,648	-1.5%

Revenues for the six and three month periods ended December 31, 2009 decreased by $3,214,534 (24.8%) and $91,987 (1.5%), respectively, from the same periods of fiscal 2009. The decreases in revenues were largely attributable to the current financial crisis and the weak economy.  However, the second quarter of fiscal 2010 rebounded when compared to the first quarter of fiscal 2010, as the Company was able to ship more of its backlog.  For the six month period of fiscal 2010, compared to the same period of fiscal 2009, sales of laundry equipment decreased by 39.3%, which was partially offset by boiler sales which increased by 8.7% and spare parts which increased by 7.7%.  Drycleaning equipment were only down .3%.  Shipments improved for the three months ended December 31, 2009, compared to the same period of fiscal 2009, as sales of drycleaning equipment increased by 31.3%, along with boiler sales which increased 96.4% and spare parts which increased by 11.7%; however, sales of laundry equipment, although improved, still decreased by 10.9%.  The increase in boiler sales for both periods was attributed to the new line of boilers that the Company began to distribute at the beginning of the fiscal year.  As a result of weak foreign sales in the first quarter of fiscal 2010, foreign sales for the first half of fiscal 2010 were 17.8% lower than in the same period of fiscal 2009.  However, foreign sales rebounded in the second quarter of fiscal 2010, increasing by 23.4% over the second quarter of fiscal 2009.

Development fees, franchise and license fees, commissions and other, decreased by $92,493 (49.8%) and $29,834 (37.6%), respectively, for the six and three month periods ended December 31, 2009 from the same periods of fiscal 2009.  The decrease in both periods is attributable to the economic downturn which resulted in less royalty and license fee revenue.

Operating Expenses.

	Six months ended		Three months ended
	December 31,		December 31,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)
As a percentage of sales:
Cost of goods sold	76.5%	77.5%	75.9%	75.6%
As a percentage of revenue:
Selling, general and administrative expenses	21.8%	18.7%	18.9%	19.9%

Total expenses	97.6%	95.0%	94.2%	94.5%

Costs of goods sold, expressed as a percentage of sales, improved to 76.5% from 77.5% for the first six months of fiscal 2010, but increased to 75.9% from 75.6% for the three month period ended December 31, 2010, compared to the same periods of fiscal 2009. These slight variations are attributable to product mix as some products carry better margins than others.

Selling, general and administrative expenses decreased by $294,547 (12.2%) and $80,600 (6.5%) for the six and three month periods, respectively, of fiscal 2010 from the same periods in fiscal 2009.  The decrease in dollar amounts is mainly attributable to a reduction in payroll costs and commissions due to reduced sales.  The variation as a percentage of revenues in both periods was due to the level of sales for the period which affects how fixed and semi-variable expenses are absorbed.

Interest income decreased by $51,443 (88.6%) and $28,669 (90.2%) for the six and three month periods of fiscal 2010, respectively, from the same periods of fiscal 2009 as a result of lower prevailing interest rates which, offset higher average outstanding bank balances.

The Company’s effective tax rate increased to 38.2% from 38.0% for the six month period of fiscal 2010, compared to the same period of fiscal 2009, but decreased to 38.0% from 39.2% for the three month period.  The slight variation in percentage for the periods reflects changes in permanent and temporary adjustments to taxable income.

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

All of the Company’s export sales require the customer to make payment in United States dollars.  Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.  The Company has, at times in the past, paid certain suppliers in Euros.  The Company’s bank revolving credit facility contains a $250,000 foreign exchange subfacility for this purpose.  The Company had no foreign exchange contracts outstanding at December 31, 2009 and 2008.

The Company’s cash and cash equivalents are maintained in interest-bearing bank accounts, including a money market account, and a tax-free municipal fund, each of which bear interest at prevailing interest rates.  Interest income decreased by $51,443 (88.6%) in the first half of fiscal 2010 from the same period in fiscal 2009 as a result of lower prevailing interest rates despite higher average outstanding bank balances.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the Company, with the participation of the Company’s principal executive officer and the Company’s principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures.”  As defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure.  It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Securityholders.

At the Company’s 2009 Annual Meeting of Stockholders held on November 13, 2009, the Company’s stockholders:

(a)           Reelected the Company’s then existing Board of Directors by the following votes:

	Votes
	For	Withheld
Michael S. Steiner	6,434,426	153,543
William K. Steiner	6,334,113	253,856
Venerando J. Indelicato	6,433,726	154,243
David Blyer	6,438,149	149,820
Lloyd Frank	6,336,839	251,130
Alan Grunspan	6,435,666	152,303
Stuart Wagner	6,340,466	247,503

(b)           Adopted a proposed Amendment to the Company’s Certificate of Incorporation to change the Corporation’s name from DRYCLEAN USA, Inc. to EnviroStar, Inc. by the following vote:

For	Against	Abstain
6,478,700	80,058	29,211

Item 6.	Exhibits

(a)	Exhibits:
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2010	ENVIROSTAR, Inc.

	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato, Treasurer and Chief Financial Officer

Exhibit Index

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.