Form 10-Q
period 2010-03-31
EnviroStar, Inc.
filed 2010-05-14
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes  ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of May 13, 2010.

PART 1.  FINANCIAL INFORMATION

Item 1.      Financial Statements

EnviroStar, Inc. (formerly named DRYCLEAN USA, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the nine months ended March 31,		For the three months ended March 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net sales	$13,549,531	$17,885,801	$3,893,022	$5,107,251
Development fees, franchise and license fees, commissions and other	295,043	241,493	201,621	55,578
Total revenues	13,844,574	18,127,294	4,094,643	5,162,829

Cost of goods sold	10,308,173	13,882,458	2,920,269	3,980,982
Selling, general and administrative expenses	3,195,200	3,477,718	1,069,733	1,057,705
Total operating expenses	13,503,373	17,360,176	3,990,002	5,038,687

Operating income	341,201	767,118	104,641	124,142
Interest income	8,719	69,649	2,099	11,586

Earnings before taxes	349,920	836,767	106,740	135,728
Provision for income taxes	133,548	318,698	40,561	52,350
Net earnings	$216,372	$518,069	$66,179	$83,378

Basic and diluted earnings per share	$.03	$.07	$.01	$.01
Weighted average number of shares
Basic	7,033,732	7,033,847	7,033,732	7,033,791
Diluted	7,033,732	7,033,847	7,033,732	7,033,791

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. (formerly named DRYCLEAN USA, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2010 (Unaudited)	June 30, 2009
Current Assets
Cash and cash equivalents	$5,718,919	$5,460,954
Accounts and trade notes receivable, net	917,507	936,214
Inventories	2,303,201	3,002,428
Deferred income taxes	162,756	173,354
Refundable income taxes	53,355	51,220
Other assets	83,901	175,661
Total current assets	9,239,639	9,799,831

Equipment and improvements, net	182,069	213,153
Franchise, trademarks and other intangible assets, net	97,563	112,918
Deferred tax asset	71,031	61,115

	$9,590,302	$10,187,017

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. (formerly named DRYCLEAN USA, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2010 (Unaudited)	June 30, 2009
Current Liabilities
Accounts payable and accrued expenses	$751,845	$713,661
Accrued employee expenses	333,587	506,710
Customer deposits	1,169,672	1,847,822
Total current liabilities	2,255,104	3,068,193

Total liabilities	2,255,104	3,068,193

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; Authorized shares - 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	5,067,429	4,851,055
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)
Total shareholders’ equity	7,335,198	7,118,824
	$9,590,302	$10,187,017

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. (formerly named DRYCLEAN USA, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	March 31, 2010 (Unaudited)	March 31, 2009 (Unaudited)
Operating activities:
Net earnings	$216,372	$518,069
Adjustments to reconcile net earnings to net cash provided by operating activities:
Bad debt expense	(25,357)	41,288
Depreciation and amortization	61,489	97,501
Provision for deferred income taxes	682	(54,310)
(Increase) decrease in operating assets:
Accounts and trade notes receivables	44,064	1,654,903
Inventories	699,227	443,678
Other current assets	91,760	21,502
Refundable income taxes	(2,135)	(50,809)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	38,184	(392,778)
Accrued employee expenses	(173,123)	(245,467)
Unearned income	-	(41,387)
Customer deposits	(678,150)	(581,070)
Income taxes payable	-	(16,682)
Net cash provided by operating activities	273,013	1,394,438
Investing activities:
Capital expenditures	(15,048)	(8,671)
Net cash used by investing activities	(15,048)	(8,671)

Financing activities:
Purchase of treasury stock	-	(115)
Net cash used by financing activities	-	(115)
Net increase in cash and cash equivalents	257,965	1,385,652
Cash and cash equivalents at beginning of period	5,460,954	3,889,736
Cash and cash equivalents at end of period	$5,718,919	$5,275,388
Supplemental information:
Cash paid for income taxes	$125,000	$440,500

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. (formerly named DRYCLEAN USA, Inc.) and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note (1) – General:  The accompanying unaudited condensed consolidated financial statements include the accounts of EnviroStar, Inc. and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation.

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

Note (2) –   Earnings Per Share:  Basic and diluted earnings per share for the nine and three months ended March 31, 2010 and 2009 are computed as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)

Net earnings	$216,372	$518,069	$66,179	$83,378
Weighted average shares outstanding	7,033,732	7,033,847	7,033,732	7,033,791
Basic and fully diluted earnings per share	$.03	$.07	$.01	$.01

At March 31, 2010, the Company had no outstanding options to purchase shares of the Company’s common or other dilutive securities.  At March 31, 2009, there was one outstanding option to purchase 10,000 shares of the Company’s common stock which shares were excluded in the computation of earnings per share because the exercise price of the option was at least the average market price of the Company’s common stock for the period.

EnviroStar, Inc. (formerly named DRYCLEAN USA, Inc.) and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note  (3) – Revolving Credit Line:  Effective November 3, 2009, the Company’s existing $2,250,000 revolving line of credit facility was extended until October 30, 2010. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at March 31, 2010 or June 30, 2009.

Note (4) –  Stock-Based Compensation Plans:  The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan are the Company’s only stock-based compensation plans. The 2000 Stock Option Plan authorizes the grant until May 2, 2010 of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants. No options were outstanding under the 2000 Stock Option Plan on March 31, 2010. The 1994 Non-Employee Director Stock Option Plan terminated on May 6, 2009, when the last remaining option under the plan expired unexercised.

Effective January 1, 2006, the Company adopted the modified prospective approach contained in guidance of the Financial Accounting Standards Board (the “FASB”) for accounting for stock compensation.  This approach applies to stock compensation grants after December 15, 2005 and to grants that were outstanding on December 31, 2005 to the extent not yet vested.  Since no new options were granted during the nine and three months ended March 31, 2010 and 2009 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized during the nine and three months ended December 31, 2010 and 2009.

Note (5) – Income Taxes:  Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of March 31, 2010 and June 30, 2009, the Company had deferred tax assets of $233,787 and $234,469, respectively.  Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable.  This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies.  As of March 31, 2010, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of our deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25 in Accounting for Uncertainty in Income Taxes.  Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  During the nine months ended March 31, 2010, this did not result in any adjustment to the Company’s provision for income taxes.

As of March 31, 2010, the Company was subject to potential Federal and State tax examinations for the tax years 2007 through 2009.

EnviroStar, Inc. (formerly named DRYCLEAN USA, Inc.) and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

	For the nine months ended March 31,		For the three months ended March 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment	$13,746,262	$17,996,247	$4,055,727	$5,121,661
License and franchise operations	98,312	131,047	38,916	41,168
Total revenues	$13,844,574	$18,127,294	$4,094,643	$5,162,829
Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment	$511,746	$976,859	$169,497	$185,018
License and franchise operations	111,318	50,398	29,744	25,165
Corporate	(281,863)	(260,139)	(94,600)	(86,041)
Total operating income	$341,201	$767,118	$104,641	$124,142

	March 31, 2010
	(Unaudited)	June 30, 2009
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment	$9,110,332	$9,497,789
License and franchise operations	187,791	401,473
Corporate	292,179	287,755
Total assets	$9,590,302	$10,187,017

Note (7) – Recently Adopted Accounting Guidance: In June 2009, the FASB issued the “Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “ASC”).  The purpose of the ASC is to provide a single source of authoritative GAAP.  The ASC was effective for the Company in the first quarter of fiscal 2010.  As the ASC was not intended to change or alter existing GAAP, the adoption of the ASC did not have a material effect on the Company’s financial statements.

EnviroStar, Inc. (formerly named DRYCLEAN USA, Inc.) and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Note (9) – Subsequent Events: In May 2009, the FASB issued a new standard related to subsequent events which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new standard was adopted in the first quarter of fiscal 2010.  The Company evaluated all events or transactions that occurred after March 31, 2010 through the date the company issued these financial statements. During this period there were no subsequent reportable events.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Revenues for the nine and three month periods ended March 31, 2010 decreased by 23.6% and 20.7%, respectively, compared to the same periods of fiscal 2009. While orders for drycleaning equipment and boilers have stabilized and, in fact, increased, sales of larger laundry machine orders continue to suffer due to the economic crisis affecting new projects. While our revenues do not reflect the sales of a large installation made in our territory during the third quarter of fiscal 2010 since the sale was made by a distributor in another territory, we earned a substantial commission thereon. The reduction in revenues for the  nine and three month periods caused profits to decrease by 58.2% and 20.6% respectively, compared to the same periods of fiscal 2009.

Gross profit margins for the nine and three month periods of fiscal 2010 improved to 23.9% and 25.0% respectively, from 22.4% and 22.1% in fiscal 2009.  The improvement is attributable to a change in mix of products sold.

The Company’s cash and financial position remain strong during this challenging period.  Inventories were reduced to match incoming orders.

The Company’s backlog improved slightly during the three months ended March 31, 2010, but still is well below prior year levels.

Liquidity and Capital Resources

Cash increased by $257,965 during the nine month period of fiscal 2010 compared to an increase of $1,385,652 during the same period of fiscal 2009. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended March 31,
	2010 (Unaudited)	2009 (Unaudited)
Net cash provided (used) by:
Operating activities	$273,013	$1,394,438
Investing activities	(15,048)	(8,671)
Financing activities	-	(115)

For the nine month period ended March 31, 2010, operating activities provided cash of $273,013 compared to $1,394,438 of cash provided during the same period of fiscal 2009.  The cash provided by operating activities for the nine month period was primarily due to a reduction of $699,227 in inventories, as inventories were kept in line with incoming orders after heavy shipments made during the second quarter of fiscal 2010.  Inventory levels are relatively low and inventory purchases should increase as orders improve with an improving economy.  Cash was also provided by the Company’s net earnings of $216,372 and non-cash expenses for depreciation and amortization of $61,489, partially offset by the collection of a $35,000 account receivable which resulted in a reversal of a previously recognized bad debt expense.  Additional cash was provided by a decrease of $44,064 in accounts and trade notes receivable, a decrease of $91,760 in other current assets and a $38,184 increase in accounts payable and accrued expenses.  These were partially offset by a $678,150 reduction in customer deposits as new orders lagged behind shipments during the period.  Cash was also used to reduce accrued employee expenses of $173,123.

Most of the cash provided by operating activities for the first nine months of fiscal 2009 resulted from a $1,654,903 reduction in accounts and trade notes receivable, reflecting the collection of higher than normal accounts receivable that existed at the end of fiscal 2008 which related to record fourth quarter fiscal 2008 sales.  Other cash generated by operating activities during the first nine months of fiscal 2009 was provided by the Company’s net earnings of $518,069 and non-cash expenses for depreciation and amortization of $97,501 and bad debts of $42,288 offset by an increase of $54,310 in the provision for deferred income taxes.  Included in bad debt expense was an increase in the provision for bad debts of $20,000 due to the slowing economy.  The provision for deferred income taxes included a $72,212 reserve against certain returned inventories.  Other cash was generated by a decrease in inventories of $443,678 and other assets of $21,502. This cash was offset by a reduction in accounts payable and accrued expenses of $392,778, accrued employee expenses of $245,467 and customer deposits of $581,070.  Other uses of cash included a reduction of $41,387 associated with the amortization of the initial fee received by the Company from Whirlpool Corporation in January 2005 (which fee was fully amortized at December 31, 2008) and refundable income taxes and income taxes payable aggregating $67,491.

Investing activities for the first nine months of fiscal 2010 used cash of $15,048 compared to $8,671 used in the same period of fiscal 2009, mostly for capital purchases.

There were no expenditures for financing activities during the first nine months of fiscal 2010. During the first nine months of fiscal 2009 financing activities used $115 to purchase 143 shares of treasury stock.

Effective November 3, 2009, the Company’s existing $2,250,000 revolving line of credit facility was extended until October 30, 2010. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at March 31, 2010 or June 30, 2009.

The Company believes that its present cash position, cash it expects to generate from operations and, should it need cash, which is not presently anticipated, cash borrowings available under its $2,250,000 revolving line of credit facility, will be sufficient to meet its operational needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Nine months ended			Three months ended
	March 31,			March 31,
	2010 (Unaudited)	2009 (Unaudited)	% Change	2010 (Unaudited)	2009 (Unaudited)	% Change
Net sales	$13,549,531	$17,885,801	-24.2%	$3,893,022	$5,107,251	-23.8%
Development fees, franchise and license fees, commissions and other	295,043	241,493	22.2%	201,621	55,578	262.8%
Total revenues	$13,844,574	$18,127,294	-23.6%	$4,094,643	$5,162,829	-20.7%

Revenues for the nine and three month periods ended March 31, 2010 decreased by $4,282,720 (23.6%) and $1,068,186 (20.7%), respectively, from the same periods of fiscal 2009. The decreases in revenues were largely attributable to the current financial crisis and the weak economy, which has reduced larger laundry equipment orders.  However, sales of other equipment stabilized and, in fact, increased. For the nine month period of fiscal 2010, compared to the same period of fiscal 2009, sales of laundry equipment decreased by 42.9%, which was partially offset by sales of drycleaning equipment which increased by 7.6%, sales of boilers which increased 20.2% and sales of spare parts which increased 12.9%.  Shipments  for the three months ended March 31, 2010, followed the same pattern with sales of laundry equipment decreasing by 52.4% while sales of drycleaning equipment increased 39.9%, sales of boilers increased 45.7% and sales of spare parts increased 23.5%.  The increase in boiler sales for both periods was attributed to the new line of boilers that the Company began to distribute at the beginning of the fiscal year.  This new line also contributed to the increase in spare parts sales. Foreign sales for both the nine (notwithstanding a 23.4% increase in foreign sales in the second quarter over the second quarter of fiscal 2009) and three month periods of fiscal 2010 decreased by 21.3% and 3.2%, respectively from the same periods of fiscal 2009.

Development fees, franchise and license fees, commissions and other increased by $53,550 (22.2%) and $146,043 (262.8%), respectively, for the nine and three month periods ended March 31, 2010 from the same periods of fiscal 2009.  The increases were attributable to commission income received during the third quarter of fiscal 2010 on a sale by another distributor for an installation made in our territory.  Royalty and license fee income for both periods were lower due to the economic downturn.

Operating Expenses.

	Nine months ended		Three months ended
	March 31,		March 31,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
As a percentage of sales:
Cost of goods sold	76.1%	77.6%	75.0%	77.9%
As a percentage of revenue:
Selling, general and administrative expenses	23.1%	19.2%	26.1%	20.5%
Total expenses	97.5%	95.8%	97.4%	97.6%

Costs of goods sold, expressed as a percentage of sales, improved to 76.1% and 75.0% for the nine and three month periods, respectively, in fiscal 2010 from 77.6% and 77.9% for the nine and three month periods, respectively, in fiscal 2009.  The improvement is attributed to a change in the mix of products sold during the periods, with a decrease in laundry equipment sales, which carry a lower margin, and an increase in sales of other products, which carry a higher margin.

Selling, general and administrative expenses decreased by $282,518 (8.1%) and increased by $12,028 (1.1%) for the nine and three month periods, respectively, of fiscal 2010 from the same periods in fiscal 2009.  The decrease in dollar amount in the fiscal 2010 nine months period was mainly attributable to a reduction in payroll costs and commissions due to reduced sales.  The variation as a percentage of revenues in both periods was due to the level of sales for the period which reduced the absorption of fixed and semi-variable expenses.

Interest income decreased by $60,930 (87.5%) and $9,487 (81.9%) for the nine and three month periods of fiscal 2010, respectively, from the same periods of fiscal 2009 as a result of lower prevailing interest rates which offset higher average outstanding bank balances.

The Company’s effective tax rate increased to 38.2% from 38.1% for the nine month period of fiscal 2010 compared to the same period of fiscal 2009, but decreased to 38.0% from 38.6% for the three month period in fiscal 2010 from the same period in fiscal 2009.  The slight variation in percentage for the periods reflects changes in permanent and temporary adjustments to taxable income.

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

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s results of operations remain unchanged from those described in detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Therefore, there can be no assurance that the actual results will not differ from those estimates.

Recently Adopted Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the “Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC”).  The purpose of the ASC is to provide a single source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”).  The ASC was effective for the Company in the first quarter of fiscal 2010.  As the ASC was not intended to change or alter existing GAAP, the adoption of the ASC did not have a material effect on the Company’s financial statements.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risks

All of the Company’s export sales require the customer to make payment in United States dollars.  Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.  The Company has, at times in the past, paid certain suppliers in Euros.  The Company’s bank revolving credit facility contains a $250,000 foreign exchange subfacility for this purpose.  The Company had no foreign exchange contracts outstanding at March 31, 2010 and 2009.

The Company’s cash and cash equivalents are maintained in interest-bearing bank accounts, including a money market account, and a tax-free municipal fund, each of which bear interest at prevailing interest rates.  Interest income decreased by $60,930 (87.5%) for the nine month period of fiscal 2010 from the same period in fiscal 2009 as a result of lower prevailing interest rates despite higher average outstanding bank balances.

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

Date: May 14, 2010		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato, Treasurer and Chief Financial Officer

Exhibit Index

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.