Form 10-K
period 2010-06-30
EnviroStar, Inc.
filed 2010-09-24
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer  ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value as at September 17, 2010 of the Common Stock of the registrant, its only class of voting stock, held by non-affiliates was approximately $2,947,000 based on the closing price of the registrant’s Common Stock on the NYSE Amex on that date.  Such market value excludes shares owned by all executive officers and directors (and their spouses).  This should not be construed as indicating that all such persons are affiliates.

The number of shares outstanding of the registrant’s Common Stock as at September 17, 2010 was 7,033,732.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2010 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Report.

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

General

The Company was incorporated under the laws of the State of Delaware on June 30, 1963 under the name Metro-Tel Corp. and changed its name to DRYCLEAN USA, Inc. on November 7, 1999.  On December 1, 2009, the Company changed its name to EnviroStar, Inc. Since November 1, 1998, when Steiner-Atlantic Corp. (“Steiner”) was merged with and into, and therefore became, a wholly-owned subsidiary of the Company, the Company’s principal business has been as a supplier of commercial and industrial laundry and dry cleaning equipment and steam boilers and related activities.

Unless the context otherwise requires, as used in this Report, the “Company” includes EnviroStar, Inc. and its subsidiaries.

The Company, through Steiner, sells commercial and industrial laundry and dry cleaning equipment, and steam boilers in the United States, the Caribbean and Latin American markets.  This aspect of the Company’s business includes:

•	distributing commercial and industrial laundry and dry cleaning machines and steam boilers manufactured by others;

•	selling the Company’s own proprietary dry cleaning machines under its Aero-Tech®, Multi-Jet® and Green-Jet® brand names;

•	designing and planning “turn-key” laundry and/or dry cleaning systems to meet the layout, volume and budget needs of a variety of institutional and retail customers;

•	supplying replacement equipment and parts to its customers;

•	providing warranty and preventive maintenance through factory-trained technicians; and

•	selling process steam systems and boilers.

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

Available Information

The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the Securities and Exchange Commission (the “SEC”).  These reports and statements may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  These reports and statements, as well as beneficial ownership reports filed by the Company’s officers, directors and beneficial owners of more than 10% of the Company’s common stock, may be obtained without charge through the Company’s Internet site http://www.envirostarinc.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.

Product Lines

The Company sells a broad line of commercial and industrial laundry and dry cleaning equipment and steam boilers, as well as parts and accessories therefor.

The commercial and industrial laundry equipment distributed by the Company features washers and dryers, including coin-operated machines, boilers, water reuse and heat reclamation systems, flatwork ironers, automatic folders and feeders.  The Company’s dry cleaning equipment includes commercial dry cleaning machines manufactured by others, including the Company’s proprietary products, as well as garment presses, finishing equipment, sorting and storage conveyors and accessories distributed for others.

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

The products sold by the Company are positioned and priced to appeal to customers in each of the high-end, mid-range and value priced markets.  These products are offered under a wide range of price points to address the needs of a diverse customer base.  Suggested prices for most of the Company’s products range from approximately $5,000 to $400,000.  The products supplied by the Company afford the Company’s customers a “one-stop shop” for commercial and industrial laundry and dry cleaning machines, boilers and accessories.  By providing “one-stop” shopping, the Company believes it is better able to attract and support potential customers who can choose from the Company’s broad product line.  Product and parts sales accounted for approximately 99% of revenues in fiscal 2010 and 2009.

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

In addition, the Company, under the name DRYCLEAN USA®, currently franchises and licenses drycleaning stores in the United States, the Caribbean and Latin America. During fiscal 2010 and 2009, the Company’s license and franchise segment contributed approximately .7% and .7%, respectively, of the Company’s revenues.

The operations of Biz Brokers International, a wholly-owned subsidiary, which assisted others seeking to buy or sell Dry Cleaning stores and coin laundry businesses, were discontinued during the third quarter of fiscal 2009 due to the slowing economy.  This subsidiary did not generate any revenues during fiscal 2010 and 2009.

DRYCLEAN USA Development enters into leases for new dry cleaning establishments for resale to third parties. During fiscal 2009 and 2008, DRYCLEAN USA Development contributed less than 1% of the Company’s revenues.

Sales, Marketing and Customer Support

The laundry and dry cleaning equipment products and boilers marketed by the Company are sold by it to its customers in the United States, the Caribbean and Latin America, as well as customers of its DRYCLEAN USA licensing subsidiary.  The Company employs sales executives to market its proprietary and distributed products in the United States and in international markets.  The Company supports product sales by advertising in trade publications, participating in trade shows and engaging in regional promotions and sales incentive programs.  A substantial portion of equipment and parts sales orders are obtained by telephone, e-mail and fax inquiries originated by the customer or by representatives of the Company, and significant repeat sales are derived from existing customers.

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

Customers and Markets

The Company’s customer base consists of approximately 1,700 customers in the United States, the Caribbean and Latin America, primarily independent and franchise dry cleaning stores and chains, laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions and distributors.  No customer accounted for more than 10% of the Company’s revenues during fiscal 2010 and 2009.

Foreign Sales

For the years ended June 30, 2010 and 2009, export revenues, principally to the Caribbean and Latin America, aggregated approximately $4,650,000 and $5,160,000, respectively, of which approximately $4,548,000 and $5,038,000, respectively, related to commercial and industrial laundry, dry cleaning equipment and boilers.

All of the Company’s export sales require the customer to make payment in United States dollars.  Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Sources of Supply

The Company purchases laundry and dry cleaning machines, boilers and the other products from a number of manufacturers. Two of its suppliers accounted for approximately 22% and 21%, respectively, of the Company’s purchases for the year ended June 30, 2010.  These suppliers each accounted for approximately 30% of the Company’s purchases for the year ended June 30, 2009.  The Company’s major suppliers are Pellerin Milnor Corporation, Chicago Dryer Company, and Cleaver Brooks Inc.  Historically, the Company has not experienced difficulty in purchasing products it distributes for others and believes it has good working relationships with its suppliers.

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

The Company’s current bank revolving credit facility includes a $250,000 foreign exchange subfacility for the purpose of enabling the Company to mitigate its currency exposure in connection with its import activities through spot foreign exchange and forward exchange contracts.  There were no open foreign exchange contracts at either June 30, 2010 or 2009.

Imports into the United States are also affected by the cost of transportation, the imposition of import duties and increased competition from greater production demands abroad.  The United States, Italy and the European Union may, from time to time, impose quotas, duties, tariffs or other restrictions or adjust prevailing quotas, duties or tariff levels, which could affect the Company’s margins on its Aero-Tech® and Multi-Jet® machines.  There have been no custom duties on the Company’s imported dry cleaning machines in either fiscal 2010 and 2009.

Competition

The commercial and industrial laundry and dry cleaning equipment and boiler distribution business is highly competitive and fragmented with over 100 full-line or partial-line equipment distributors in the United States.  The Company’s management believes that no one distributor has a major share of the market, substantially all distributors are independently owned and, with the exception of several regional distributors, operate primarily in local markets. Competition is based primarily on price, product quality, delivery and support services provided to the customer.  In Florida, the Company’s principal domestic market, the Company’s primary competition is derived from a number of full line distributors, which operate throughout Florida.  In the export market, the Company competes with several distributors and anticipates increased competition as the export market grows.  The Company’s proprietary dry cleaning equipment competes with over a dozen manufacturers of dry cleaning equipment whose products are distributed nationally.  In all geographic areas, the Company competes by offering an extensive product selection, value-added services, such as product inspection and quality assurance, a toll-free customer support line, reliability, warehouse location, price, competitive special features and, with respect to certain products, as to which the Company acts as distributor, exclusivity.

As a franchisor/licensor of retail dry cleaning stores, DRYCLEAN USA License Corp. competes with several other franchisors and turn-key suppliers of dry cleaning stores primarily on the basis of trademark recognition and reputation.

Research and Development

The Company has designed and introduced its Green-Jet® dry-wetcleaning and Multi-Jet® drycleaning machines and continues to improve these products. Research and development expense has become minimal as most of the Company’s products are distributed for manufacturers that perform their own research and development.

Patents and Trademarks

The Company is the owner of United States service mark registrations for the names Aero-Tech®, Multi-Jet® and Green-Jet®, which are used in connection with its laundry and dry cleaning equipment, and of DRYCLEAN USA®, which is licensed by it to retail dry cleaning establishments.  The Company intends to use and protect these or related service marks, as necessary.  The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products.  Patents were granted in May 2005 for the protection of the Company’s Green-Jet® dry-wetcleaning machine in the United States which will expire in May 2021.

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

Employees

The Company currently employs 29 employees on a full-time basis, of whom three serve in executive management capacities, twelve are engaged in sales and marketing, eight are administrative and clerical personnel, two are service personnel, and four serve as warehouse support.  None of the Company’s employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages.  The Company believes that its relations with employees are satisfactory.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s executive offices and the main distribution center for its products are housed in two leased adjacent facilities totaling approximately 37,000 square feet in Miami, Florida.  The Company believes its facilities are adequate for its present and anticipated future needs. The following table sets forth certain information concerning the leases at these facilities:

Facility		Approximate Sq. Ft.	Expiration
Miami, Florida	(1)	27,000	October 2011	(2)

Miami, Florida		10,000	December 2011
______________

(1)
Leased from the Sheila Steiner Revocable Trust.  The trustees of this trust are Sheila Steiner, her husband, William K. Steiner, and her son, Michael S. Steiner.  Sheila Steiner, William K. Steiner, who is Chairman of the Board of Directors and a director of the Company, and Michael S. Steiner, who is President and a director of the Company, are trustees of another trust which is a principal shareholder of the Company.  Michael Steiner, individually, is also a principal shareholder of the Company.

(2)	The Company has one remaining three-year renewal option.

Item 3.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for the Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on the NYSE Amex under the symbol “EVI.”  The following table sets forth, for the Company’s Common Stock, the high and low sales prices on the NYSE Amex, as reported by NYSE Amex, for the periods reflected below.

	High	Low
Fiscal 2010
First Quarter	$ 1.10	$ .85
Second Quarter	1.25	.80
Third Quarter	1.30	1.13
Fourth Quarter	1.30	.97

Fiscal 2009
First Quarter	$ 1.00	$ .72
Second Quarter	1.10	.71
Third Quarter	.97	.70
Fourth Quarter	1.10	.85

As of September 17, 2010, there were approximately 330 holders of record of the Company’s Common Stock.

The Company is a party to a Loan and Security Agreement with a commercial bank, which, among other things, provides that the Company may declare or pay dividends only to the extent that the dividend payment would not reasonably likely result in a failure by the Company to maintain specified consolidated debt service or short-term debt to equity ratios.

The Company did not sell any equity securities during the year ended June 30, 2010 that were not registered under the Securities Act of 1933, as amended.  The Company did not purchase any shares of its common stock during the fourth quarter of fiscal 2010.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto which appear in Item 8 of this Report.

Overview

The economic crisis and the lack of available credit have impacted the Company’s operations during fiscal 2010.  Revenues for fiscal 2010 were $19,625,204, down 15.2% from a record $23,155,417 in fiscal 2009.  The reduction in revenues is mostly attributed to a reduction in large laundry equipment orders which offset revenue increases in all other product lines. While the reduction in large contracts improved the Company’s gross profit margins from 21.9% to 23.9% and selling, general and administrative expenses were reduced by 5.2% during this difficult period, net earnings for the year decreased by 21.4%.

Revenues for the year do not reflect the sale of a large installation made in our territory during the third quarter of fiscal 2010, since the sale was made by a distributor in another territory; however, the Company earned a substantial commission thereon.

The Company’s financial position remains strong with cash and cash equivalence growing by $600,424 to $6,061,378 and inventories reduced in line with current orders.

Fiscal 2011 will be challenging if the economy remains weak and the lack of credit continues to negatively impact our operations.  But fiscal 2011 will also have its positive outlook as the Company expanded its boiler product line and increased its sales staff.  In addition, the Company expects to use some of its cash to increase leasing contracts, which will increase interest income and secure some orders which the Company would normally lose due to credit issues.

Liquidity and Capital Resources

For the twelve month period ended June 30, 2010, cash increased by $600,424 compared to an increase of $1,571,218 during fiscal 2009.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Years Ended June 30,
Net cash provided (used) by:	2010	2009
Operating activities	$617,994	$1,597,048
Investing activities	(17,570)	(25,715)
Financing activities	-	(115)

For the twelve month period ended June 30, 2010, operating activities provided cash of $617,994 compared to $1,597,048 of cash provided by operating activities in fiscal 2009.

Two significant categories affecting cash in fiscal 2010 were an increase in cash due to a decrease of $1,179,369 in inventories, offset by a $1,068,795 reduction of cash due to a lower level of customer deposits.  Inventories for the period were reduced in line with incoming orders and a decrease in backlog.  Inventories are expected to increase as the economy and orders improve.  Customer deposits decreased due to the shipments made in fiscal 2010 from the Company’s backlog while new orders trended lower than shipments.  In addition, cash was increased by the Company’s net earnings of $414,066 and non-cash expenses for depreciation and amortization of $75,054 and a benefit of $ 25,809 in deferred income taxes, partially offset by the collection of a $35,000 accounts receivable which resulted in a reversal of a previously recognized bad debt expense.  Cash was also contributed by a net reduction in income taxes of $57,316 and other assets of $105,472, an increase of $99,385 in accounts payable and accrued expenses and a $92,765 increase in accrued employee expenses partially offset by reductions in cash caused by an increase in accounts and trade notes receivable of $225,931 and the existence of leases and mortgage receivables of $113,622. It is expected that leases and mortgage receivables will increase in fiscal 2011 as the Company seeks to invest its cash in higher interest producing transactions as a more effective use of its cash than bank interest.

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

Investing activities used cash of $17,570 and $25,715 for the years ended June 30, 2010 and 2009, respectively, mostly for capital expenditures.

There were no expenditures in financing activities during fiscal 2010. In fiscal 2009 financing activities used cash of $115 to purchase 143 shares of common stock for the Company's treasury.

On November 3, 2009, the Company received an extension until October 30, 2010 of its existing $2,250,000 revolving line of credit facility.  The Company’s obligations under the facility continue to be guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets.  The Company has had no borrowings under this facility since May 2003.  The Company intends to renew, and believes the bank will agree to renew, this line for another year.

The Company believes that its present cash position, the cash it expects to generate from operations and, should it need cash not presently anticipated, cash borrowings available under its line of credit will be sufficient to meet its presently contemplated operational needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

	Year Ended June 30,
	2010	2009
Net sales	$19,266,533	$22,853,821	-15.7%
Development fees, franchise and license fees, commissions and other	358,671	301,596	+18.9%
Total revenues	$19,625,204	$23,155,417	-15.2%

Revenues for the year ended June 30, 2010 decreased by $3,530,213 (15.2%) from fiscal 2009.  The decrease was mainly due to a reduction of large orders for laundry equipment, which was negatively impacted by the current economic crisis and weak economy and reduced sales of these items by 34.7%.  However, all other product lines had sales increases over fiscal 2009.  Dry cleaning equipment sales rose by 21.9%, boiler sales increased by 110.6% and spare parts sales increased by 11.2%.  The significant increase in boiler sales was attributed to a new and larger line of boilers which the Company began to distribute at the beginning of fiscal 2010.  Foreign sales decreased by 8.7% in fiscal 2010 when compared to fiscal 2009.

Development fees, franchise and licensing fees, commissions and other revenues increased by $57,075 (18.9%) for the year ended June 30, 2010 from fiscal 2009. The increase was mainly attributable to commission income received during the third quarter of fiscal 2010 on a sale by another distributor for an installation made in the Company’s territory.  Royalty and license fee income was lower do to the economic downturn.

	Year Ended June 30,
	2010	2009
As a percentage of net sales:
Cost of sales	76.1%	78.1%
As a percentage of revenues:
Selling, general and administrative expenses	21.9%	19.6%

As a percentage of revenues:
Total expenses	96.7%	96.6%

Cost of goods sold, expressed as a percentage of sales, decreased to 76.1% in fiscal 2010 from 78.1% in fiscal 2009.  The improvement resulted from a change in the mix of products sold during the year.  Lower margin sales of laundry equipment were offset by sales increases in all our other product lines that carry higher margins.

Selling, general and administrative expenses decreased by $237,863 (5.2%) in fiscal 2010 from fiscal 2009, but increased as a percentage of revenue to 21.9% from 19.6%.  The decrease in dollar amounts was caused mainly by a reduction in payroll costs and commissions due to lower sales. Lower amortization expenses also added to the savings.  The variation as a percentage of revenue was due to the lower level of sales which reduced the absorption of fixed and variable expenses.

Interest income decreased by $61,404 (82.3%) in fiscal 2010 from fiscal 2009 as a result of lower prevailing interest rates despite higher average outstanding bank balances.

The Company’s effective income tax rate decreased to 37.9% in fiscal 2010 from 38.2% in fiscal 2009.  The slight variation in percentage reflects changes in permanent and temporary adjustments to taxable income.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases 27,000 square feet of warehouse and office space from the Sheila Steiner Revocable Trust.  The trustees of this trust are Sheila Steiner, her husband, William K. Steiner, and her son, Michael S. Steiner.  Sheila Steiner, William K. Steiner, who is Chairman of the Board of Directors and a director of the Company, and Michael S. Steiner, who is President and a director of the Company, are trustees of another trust which is a principal shareholder of the Company.  Michael Steiner, individually, is also a principal shareholder of the Company.  The lease is for a three-year period beginning November 1, 2005, with annual increases of 3% over the rent in the prior year commencing November 1, 2006.  The Company is to bear the costs of real estate taxes, utilities, maintenance, non-structural repairs and insurance.  The lease contains two three-year renewal options in favor of the Company.  The Company exercised its first renewal option to extend this lease until October 31, 2011.  The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

In fiscal 2010 and 2009, the Company paid a law firm, in which a director is Senior Counsel, approximately $53,100 and $51,100, respectively, for legal services performed.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable, leases and mortgages, the carrying value of inventories and long-lived assets, the timing of revenue recognition for initial license and franchise fees from sales of franchise arrangements and continuing license and franchise service fees, as well as sales returns.  Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recognition of revenues and expenses and the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Accounts and Notes Receivable

Products are generally shipped FOB from the Company’s warehouse or drop shipped from the Company’s Vendor FOB, at which time risk of loss and title passes to the purchaser.  Revenue is recognized when there is persuasive evidence of the arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.  In some cases, the Company collects non-income related taxes, including sales and use tax, from its customers and remits those taxes to governmental authorities.  The Company presents revenues net of these taxes.  Shipping, delivery and handling fee income is included in revenues in the consolidated financial statements.  Shipping, delivery and handling costs are included in cost of sales.

Commissions and development fees are recorded when earned, generally when the services are performed or the transaction is closed.  Individual franchise arrangements include a license and provide for payment of initial fees, as well as continuing royalties.

Initial franchise fees are generally recorded upon the opening of the franchised store, which is evidenced by a certificate from the franchisee, indicating that the store has opened, and collectability is reasonably assured.  Continuing royalties represent regular contractual payments received for the use of the “DRYCLEAN USA” marks, which are recognized as revenue when earned, generally on a straight line basis.

Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent and franchise dry clean stores and chains, laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions and distributors.  The Company performs continuing credit evaluations of its customers’ financial condition and, depending on the term of credit, the amount of the credit granted and management’s past history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable.  Senior management reviews accounts and notes receivable on a regular basis to determine if any such amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve based on older aged amounts, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available to management, it believes the Company’s allowance for doubtful accounts as of June 30, 2010 is adequate. However, actual write-offs might exceed the recorded allowance.

Franchise License Trademark and Other Intangible Assets

Franchise licenses, trademarks, patents and trade names are stated at cost less accumulated amortization.  Those assets are amortized on a straight-line basis over the estimated future periods to be benefited (10-15 years).  Patents are amortized over the shorter of the patents’ useful life or legal life from the date such patents are granted.  The Company reviews the recoverability of intangible assets based primarily upon an analysis of undiscounted cash flows from the intangible assets.  In the event the expected future net cash flows should become less than the carrying amount of the assets, an impairment loss will be recorded in the period the determination is made based on the fair value of the related assets.

Income Taxes

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”).  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

The Company follows the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which has been codified in ASC 740.  ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  ASC 740 did not result in any adjustment to the Company’s provision for income taxes.

Recently Adopted Accounting Guidance:

In June 2009, the FASB issued the “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB No. 162” (the “ASCs”).  The purpose of the ASCs is to provide a single source of authoritative generally accepted accounting principles in the nited States (“GAAP”).  The ASCs were effective for the Company in the first quarter of fiscal 2010.  As the ASCs were not intended to change or alter existing GAAP, the adoption of the ASCs did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events,” which establishes the accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued or are available to be issued.  In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” which removed the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events.  The adoption did not have an impact on the Company’s financial statements.

In April 2009, the FASB issued three accounting standards under ASC Topic 820, “Fair Measurements and Disclosures,” each of which were effective for the Company on June 30, 2009.  The first requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The second provides guidance for other-than-temporary impairments to improve the consistency in the timing of impairment recognition, as well as provide greater clarity to investors about credit and non-credit components of impaired debt securities that are not expected to be sold.  The third provides guidance which primarily address the measurement of fair value of financial assets and liabilities when there is no active market or where the price inputs being used could be indicative of distressed sales.  The adoption of these standards did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Guidance Not Yet Adopted:

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” which amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.  The Company does not expect this accounting guidance, which is effective for the Company beginning July 1, 2010, to have a material impact on the Company’s consolidated financial condition or results of operations.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements,” which changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality.  The accounting guidance is designed to more closely reflect the underlying economics of these transactions.  The Company does not expect this accounting guidance, which is effective for the Company beginning July 1, 2010, to have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.”  ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  Adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

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

The Company’s cash and cash equivalents are maintained in bank accounts, including a bank money market account, and in a tax-free municipal money market fund, which bear interest at prevailing interest rates.  Interest income decreased by $61,404 (82.3%) in fiscal 2010 from fiscal 2009 as a result of lower prevailing interest rates despite higher average outstanding cash balances.

Item 8.	Financial Statements and Supplementary Data.

EnviroStar, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
EnviroStar, Inc. and Subsidiaries:
Miami, Florida

We have audited the accompanying consolidated balance sheets of EnviroStar, Inc. and Subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnviroStar, Inc. and Subsidiaries as of June 30, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mallah Furman

Fort Lauderdale, Florida
September 16, 2010

EnviroStar, Inc. and Subsidiaries

Consolidated Balance Sheets

	2010	2009
June 30,
Assets

Current assets
Cash and cash equivalents	$6,061,378	$5,460,954
Accounts and trade notes receivable, net of allowance for doubtful accounts of $180,000 and $215,000, respectively	1,185,039	936,214
Inventories, net	1,823,059	3,002,428
Leases and mortgages receivable, net	63,229	-
Deferred income taxes	148,718	173,354
Refundable income taxes	-	51,220
Other current assets	70,189	175,661

Total current assets	9,351,612	9,799,831
Lease and mortgage receivables – due after one year	50,393	-

Equipment and improvements, net	174,848	213,153

Franchise license, trademarks and other intangible assets, net	93,739	112,918

Deferred income taxes	59,942	61,115
Total assets	$9,730,534	$10,187,017

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$813,046	$713,661
Accrued employee expenses	599,475	506,710
Income taxes payable	6,096	-
Customer deposits	779,027	1,847,822

Total current liabilities	2,197,644	3,068,193
Total liabilities	2,197,644	3,068,193

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, $1.00 par value:
Authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $0.025 par value:
Authorized shares – 15,000,000; 7,065,500, shares issued, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	5,265,121	4,851,055
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)

Total shareholders’ equity	7,532,890	7,118,824
Total liabilities and shareholders’ equity	$9,730,534	$10,187,017

See accompanying summary of  accounting policies and notes to consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended June 30,	2010	2009

Revenues:
Net sales	$19,266,533	$22,853,821
Development fees, franchise and license fees, commission income and other revenue	358,671	301,596

Total	19,625,204	23,155,417

Cost of sales, net	14,669,163	17,837,562
Selling, general and administrative expenses	4,302,063	4,539,926

Total	18,971,226	22,377,488

Operating income	653,978	777,929

Other income and expense:
Interest income	13,213	74,617

Earnings before income taxes	667,191	852,546
Provision for income taxes	253,125	325,683

Net earnings	$414,066	$526,863

Net earnings per share – basic and diluted	$.06	$.07

Weighted average number of basic and diluted common shares outstanding	7,033,732	7,033,804

See accompanying summary of accounting policies and notes to consolidated  financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total

Balance at June 30, 2008	7,065,500	$176,638	$2,095,069	31,625	$(3,823)	$4,324,192	$6,592,076

Purchase of treasury stock	-	-	-	143	(115)	-	(115)

Net earnings	-	-	-	-	-	526,863	526,863
Balance at June 30, 2009	7,065,500	176,638	2,095,069	31,768	(3,938)	4,851,055	7,118,824

Net earnings	-	-	-	-	-	414,066	414,066
Balance at June 30, 2010	7,065,500	$176,638	$2,095,069	31,768	$(3,938)	$5,265,121	$7,532,890

See accompanying summary of accounting policies and notes to consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended June 30,	2010	2009

Operating activities:
Net income	$414,066	$526,863
Adjustments to reconcile net income to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	75,054	128,219
Bad debt expense	(22,894)	81,713
Inventory reserve	3,256	77,212
Provision (benefit) for deferred income taxes	25,809	(76,914)
Increase) decrease in operating assets:
Accounts and trade notes receivables	(225,931)	1,653,511
Leases and mortgages receivable	(113,622)	-
Inventories	1,176,113	811,952
Refundable income taxes	51,220	(51,220)
Other current assets	105,472	(47,071)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	99,385	(773,380)
Accrued employee expenses	92,765	(93,601)
Unearned income	-	(41,387)
Customer deposits	(1,068,795)	(582,167)
Income taxes payable	6,096	(16,682)

Net cash provided by operating activities	617,994	1,597,048

Investing activities:
Net capital expenditures	(17,570)	(25,715)

Net cash used by investing activities	(17,570)	(25,715)

Financing activities:
Purchase of treasury stock	-	(115)

Net cash used in financing activities	-	(115)

Net increase in cash and cash equivalents	600,424	1,571,218
Cash and cash equivalents at beginning of year	5,460,954	3,889,736

Cash and cash equivalents at end of year	$6,061,378	$5,460,954

Supplemental Information:
Cash paid for income taxes	$160,000	$470,500

See accompanying summary of accounting policies and notes to consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business
EnviroStar, Inc. and subsidiaries (collectively, the “Company”) sell commercial and industrial laundry and dry cleaning equipment, boilers and replacement parts.  The Company also sells individual and area franchises under the DRYCLEAN USA name and develops new turn-key dry cleaning establishments for resale to third parties.

The Company primarily sells to customers located in the United States, the Caribbean and Latin America.

Effective December 1, 2009, the Company changed its name from “DRYCLEAN USA, Inc.” to “EnviroStar, Inc.”

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of EnviroStar, Inc. and its wholly-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
Products are generally shipped FOB from the Company’s warehouse or drop shipped from the Company’s Vendor FOB, at which time risk of loss and title passes to the purchaser.  Revenue is recognized when there is persuasive evidence of the arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.  In some cases, the Company collects non-income related taxes, including sales and use tax, from its customers and remits those taxes to governmental authorities.  The Company presents revenues net of these taxes.  Shipping, delivery and handling fee income of approximately $680,000 and $948,000 for the years ended June 30, 2010 and 2009, respectively, is included in revenues in the consolidated financial statements.  Shipping, delivery and handling costs are included in cost of sales.

Individual franchise arrangements include a license and provide for payment of initial fees, as well as continuing royalties.  Initial franchise fees are generally recorded upon the opening of the franchised store, which is evidenced by a certificate from the franchisee, indicating that the store has opened, and collectability is reasonably assured.  Continuing royalties represent regular contractual payments received for the use of the “DRYCLEAN USA” marks, which are recognized as revenue when earned, generally on a straight line basis.  Royalty fees recognized during the years ended June 30, 2010 and 2009 were approximately $128,000 and $160,000, respectively.

Commissions and development fees are recorded when earned, generally when the services are performed or the transaction is closed.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In January 2005, the Company entered into an exclusive license agreement with Whirlpool Corporation, licensing the use of the Company’s patent technology on home appliances. The Company received an up front fee for an exclusive license which expired in 2009.  Whirlpool Corporation retains a non-exclusive license and the Company is free to license its technology to other manufacturers.  The unearned fee income of $331,100 for the exclusive license was amortized over 48 months, the life of the contract, of which $41,387 was included in income during the year ended June 30, 2009 at which time the fee was fully amortized.

Accounts and Trade Notes Receivable
Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent and franchise dry cleaning stores and chains, laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions and distributors.  The Company performs continuing credit evaluations of its customers’ financial condition and, depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable.  Senior management reviews accounts and notes receivable on a regular basis to determine if any amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is offset against the allowance for doubtful accounts.  Based on the information available, as of June 30, 2010, management decreased the Company’s allowance for doubtful accounts to $180,000, a decrease of $35,000 from June 30, 2009.  However, actual write-offs might vary from the recorded allowance.

Lease and Mortgage Receivables
The Company sells products to certain customers under lease and mortgage arrangements for terms typically ranging from one to five years.  The Company accounts for these sales-type leases according to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, “Leases,” and, accordingly, recognizes current and long-term lease and mortgage receivables, net of unearned income, on the accompanying consolidated balance sheets.  The present value of all payments is recorded as sales and the related cost of the equipment is charged to cost of sales.  The associated interest is recorded over the term of the lease or mortgage using the effective interest method.

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

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Franchise License, Trademark and Other Intangible Assets
The Company follows ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”), which requires that finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized.  Franchise license, trademark, and other intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over the estimated future periods to be benefited (10-15 years).  Patents are amortized over the shorter of the patent’s useful life or legal life from the date the patent is granted.

Asset Impairments
ASC Topic 360, “Property, Plant, and Equipment” (“ASC 360”) and ASC 350 require the Company to periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and certain identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell.

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

Stock Based Compensation
Effective January 1, 2006, the Company adopted the modified prospective approach contained in guidance of present ASC Topic 718, “Compensation—Stock Compensation,” for accounting for stock compensation.  This approach applies to stock compensation grants after December 15, 2005 and to grants that were outstanding on December 31, 2005 to the extent not yet vested.  Since no new options were granted since 2002 and all outstanding options were fully vested at December 31, 2005, no compensation cost for share-based payments was recognized during the years ended June 30, 2010 and 2009.

Earnings Per Share
Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding during each year.  The Company had no dilutive stock options outstanding during fiscal 2010 or fiscal 2009.

Advertising Costs
The Company expenses the cost of advertising as of the first date an advertisement is run.  The Company expensed approximately $83,000 and $93,000 of advertising costs for the years ended June 30, 2010 and 2009, respectively.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Income Taxes
The Company follows ASC Topic 740, “Income Taxes” (“ASC 740”).  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

The Company follows the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which has been codified in ASC 740.  ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  ASC 740 did not result in any adjustment to the Company’s provision for income taxes.

Subsequent Events
In May 2009, the FASB issued ASC Topic 855, “Subsequent Events,” which establishes the accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued or are available to be issued.  In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” removed the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events.  The adoption did not have an impact on the Company’s financial statements.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recently Adopted Accounting Guidance
In June 2009, the FASB issued the “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB No. 162” (the “ASCs”).  The purpose of the ASCs is to provide a single source of authoritative generally accepted accounting principles in the United States (“GAAP”).  The ASCs were effective for the Company in the first quarter of fiscal 2010.  As the ASCs were not intended to change or alter existing GAAP, the adoption of the ASCs did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued three accounting standards under the ASC Topic 820, “Fair Measurements and Disclosures,” each of which were effective for the Company on June 30, 2009.  The first requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The second provides guidance for other-than-temporary impairments to improve the consistency in the timing of impairment recognition, as well as provide greater clarity to investors about credit and non-credit components of impaired debt securities that are not expected to be sold.  The third provides guidance which primarily address the measurement of fair value of financial assets and liabilities when there is no active market or where the price inputs being used could be indicative of distressed sales.  The adoption of these standards did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Guidance Not Yet Adopted
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” which amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.  The Company does not expect this accounting guidance, which is effective for the Company beginning July 1, 2010, to have a material impact on the Company’s consolidated financial condition or results of operations.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements,” which changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality.  The accounting guidance is designed to more closely reflect the underlying economics of these transactions.  The Company does not expect this accounting guidance, which is effective for the Company beginning July 1, 2010, to have a material impact on the Company’s consolidated financial condition or results of operations.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.”  ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  Adoption of this new guidance is not expect to have a material impact on the Company’s consolidated financial condition or results of operations.

2. Inventories	Inventories are comprised of:

June 30,	2010	2009

Equipment	$1,051,966	$2,258,494
Parts	894,943	864,528
	1,946,909	3,123,022
Less reserve	(123,850)	(120,594)
	$1,823,059	$3,002,428

The Company has established reserves of $123,850 and $120,594 for the years ended June 30, 2010 and 2009, respectively, against slow moving inventory. For the year ended June 30, 2010 and 2009, the Company wrote-down approximately $9,600 and $5,900, respectively, in slow moving inventory.

3. Equipment and Improvements	Major classes of equipment and improvements consist of the following:

June 30,	2010	2009

Furniture and equipment	$461,616	$474,548
Leasehold improvements	355,483	355,483
	817,099	830,031
Less accumulated depreciation and amortization	(642,251)	(616,878)
	$174,848	$213,153

Depreciation and amortization of equipment and improvements amounted to $51,974 and $57,096 for the years ended June 30, 2010 and 2009, respectively.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Intangible Assets	Franchise license, trademarks and other intangible assets consist of the following:

	Estimated Useful Lives (in years)	June 30, 2010	June 30, 2009

Franchise license agreements	10	$529,500	$529,500
Trademarks, patents and Tradenames	10-15	228,229	227,629
		757,729	757,129
Less accumulated amortization		(663,990)	(644,211)
		$93,739	$112,918

Amortization expense was $23,080 in fiscal 2010 and $71,123 in fiscal 2009.

5. Lease and Mortgage Receivables
Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales type leases.  At June 30, 2010, future lease payments, net of deferred interest ($13,679 at June 30, 2010), due under these leases was $113,622.  The Company did not have any material lease or mortgage receivables at June 30, 2009.

6. Income Taxes	The following are the components of income taxes (benefit):

Years ended June 30,	2010	2009

Current
Federal	$194,092	$343,753
State	33,224	58,844
	227,316	402,597

Deferred
Federal	22,037	(65,672)
State	3,772	(11,242)
	25,809	(76,914)
	$253,125	$325,683

The reconciliation of income tax expense computed at the Federal statutory tax rate of 34% to the provision for income taxes is as follows:

Years ended June 30,	2010	2009

Tax at the statutory rate	$226,845	$289,866
State income taxes, net of federal benefit	24,219	30,947
Other	2,061	4,870
	$253,125	$325,683

Effective tax rate	37.9%	38.2%

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes.  Significant components of the Company’s current and noncurrent deferred tax assets and liabilities are as follows:

Years ended June 30,	2010	2009

Current deferred tax asset:
Allowance for doubtful accounts	$67,734	$80,905
Inventory capitalization	35,090	47,069
Other	45,894	45,380
	148,718	173,354

Noncurrent deferred tax asset (liability):
Equipment and improvements	3,270	(8,598)
Franchise, trademarks and other intangible assets	56,672	69,713
	59,942	61,115
Total net deferred income tax asset	$208,660	$234,469

As of June 30, 2010, the Company was subject to potential Federal and State tax examinations for the tax years 2006 through 2009.

7.	Credit Agreement and Term Loan
The Company is a party to a bank loan agreement which provides the Company with a revolving credit facility of $2,250,000, including a $1,000,000 letter of credit subfacility and $250,000 foreign exchange subfacility.  Borrowings under the revolving credit facility bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate, are guaranteed by all of the Company’s subsidiaries and are collateralized by substantially all of the Company’s and its subsidiaries’ assets.  The revolving credit facility matures October 30, 2010.  During fiscal 2010 and fiscal 2009, there were no borrowings, letters of credit or foreign exchange contracts outstanding under the line of credit.  The loan agreement requires maintenance of certain debt service coverage and leverage ratios and contains other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments.  The Company was in compliance with these covenants at June 30, 2010 and 2009.

8.	Related Party Transactions
The Company leases warehouse and office space under an operating lease from the Sheila Steiner Revocable Trust.  The trustees of this trust are Sheila Steiner, her husband, William K. Steiner, and her son, Michael S. Steiner.  Sheila Steiner, William K. Steiner, who is Chairman of the Board of Directors and a director of the Company, and Michael S. Steiner, who is President and a director of the Company, are trustees of another trust which is a principal shareholder of the Company.  Michael Steiner, individually, is also a principal shareholder of the Company.

Annual rental expense under this lease was approximately $112,700 in fiscal 2010 and $109,400 in fiscal 2009.  The lease provides for a three year term which commenced on November 1, 2005, with two three-year renewal options in favor of the Company, the first of which was exercised effective November 2, 2008.  The lease provides for annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year.  The Company bears the cost of real estate taxes, utilities, maintenance, non-structural repairs and insurance.  The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company paid a law firm, in which a director is Senior Counsel, approximately $53,100 and $51,100 in fiscal 2010 and 2009, respectively, for legal services performed.

9.	Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and lease and mortgage receivables.  The Company maintains its cash and cash equivalents, including a money market account, at a large bank and a tax-free municipal money market fund at a large brokerage firm.  At times, the bank deposits may exceed Federal Deposit Insurance Corporation (FDIC) and the brokerage account may exceed Securities Investor Protection Corporation (SIPC) limits.  In addition to SIPC protection, the broker also maintains excess SIPC insurance with Lloyd’s of London.  Concentrations of credit risk with respect to trade receivables are limited due to a large customer base.  Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold.

10.	Commitments
In addition to the warehouse and office space leased from the Sheila Steiner Revocable Trust (see Note 8), the Company leases one additional office and warehouse facility from an unrelated third party under an operating lease expiring in December 2011.  Minimum future rental commitments for these leases approximate the following:

Years ending June 30,

2011	$155,500
2012	59,300
2013	-
2014	-
2015	-
Total	$214,800

Rent expense under all leases aggregated approximately $188,000 and $192,200 for the years ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, the Company had no outstanding letters of credit.

The Company, through its manufacturers, provides parts warranties for products sold.  These warranties are the responsibility of the manufacturer.  As such, warranty related expenses are insignificant to the consolidated financial statements.

11. Retirement Plan
The Company has a participatory deferred compensation plan under which it matches employee contributions up to 2% of an eligible employee’s yearly compensation.  Employees are eligible to participate in the plan after one year of service.  The Company contributed approximately $15,600 and $17,200 to the Plan during fiscal 2010 and fiscal 2009, respectively.  The plan is qualified under Section 401(k) of the Internal Revenue Code.

12. Stock Options
The Company’s 2000 Stock Option Plan and 1994 Non-Employee Director Stock Option Plan were the Company’s only stock-based compensation plans in effect during fiscal 2010 or fiscal 2009. The 2000 Stock Option Plan authorized the grant, until May 2010, of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants. The 1994 Non-Employee Director Stock Option Plan, which provided for the grant of options to non-employee directors until August 2004, terminated on May 6, 2009, when the last remaining option under that plan expired unexercised.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

No options were granted under the either plan in fiscal 2010 or fiscal 2009 and no options were outstanding under either plan at June 30, 2010 and 2009.

A summary of options under the 1994 Non-Employee Director Stock Option Plan as of June 30, 2009 is presented below.

Year Ended June 30, 2009	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	20,000	$1.45
Granted	-	-
Exercised	-	-
Expired	(20,000)	-
Outstanding at end of year	-	-
Options exercisable at year-end	-	-
Options available for future grant at year-end	500,000

13. Segment Information
The Company’s reportable segments are strategic businesses that offer different products and services.  They are managed separately because each business requires different technology and marketing strategies.

Steiner-Atlantic Corp., a wholly-owned subsidiary of the Company, and DRYCLEAN USA Development Corp., a wholly-owned indirect subsidiary of the Company, comprise the commercial and industrial laundry and dry cleaning equipment and boiler segment.  Steiner-Atlantic Corp. sells commercial and industrial laundry and dry cleaning equipment and steam boilers to customers in the United States, the Caribbean and Latin American markets.  DRYCLEAN USA Development Corp. enters into leases for resale to third parties for future dry cleaning stores.

DRYCLEAN USA License Corp., a wholly-owned subsidiary of the Company, comprises the license and franchise operations segment.

The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

Financial information for the Company’s business segments is as follows:

Year ended June 30,	2010	2009

Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$19,497,525	$22,994,828
License and franchise operations	127,679	160,589
Total revenues	$19,625,204	$23,155,417

Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$846,815	$1,070,424
License and franchise operations	131,990	20,525
Corporate	(324,827)	(313,020)
Total operating income	$653,978	$777,929

Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$9,108,375	$9,497,789
License and franchise operations	408,462	401,473
Corporate	213,697	287,755
Total assets	$9,730,534	$10,187,017

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended June 30, 2010 and 2009, export revenues, principally to the Caribbean and Latin America, aggregated approximately $4,650,000 and $5,160,000, respectively, of which approximately $4,548,000 and $5,038,000, respectively, related to the commercial and industrial laundry, dry cleaning equipment and boiler segment.  All such sales are denominated in U.S. Dollars and, accordingly, the Company is not exposed to risks of foreign currency fluctuations as a result of such sales.

No customer accounted for more than 10% of the Company’s revenues in either fiscal 2010 or 2009.

Item 9.	Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

The Company’ management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework.  Based on its assessment, the Company’s management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

An attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is not required to be contained in this Report.

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

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 11.	Executive Compensation.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 13.	Principal Accountant Fees and Services.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 14.	Exhibits and Financial Statement Schedules.

Exhibit No.	Description

3(a)(1)
Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1963. (Exhibit 3.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 000-9040.)

3(a)(2)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968.  (Exhibit 3.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 000-9040.)

3(a)(3)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983.  (Exhibit 3.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 000-9040.)

3(a)(4)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986.  (Exhibit 3.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 000-9040.)

3(a)(5)
Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986.  (Exhibit 3.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 000-9040.)

3(a)(6)
Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009.  (Exhibit 3.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 000-9040.)

3(a)(7)
Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999.  (Exhibit 3.1(g) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 000-9040.)

3(a)(8)
Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009.  (Exhibit 3.1(h) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 000-9040.)

*3(b)	By-Laws of the Company, as amended.

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

4(a)(1)(G)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)

4(a)(1)(H)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)

4(a)(l)(I)	Letter, dated as of October 16, 2006, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 23, 2006, File No. 001-14757.)

4(a)(1)(J)	Letter, dated as of October 18, 2007, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 22, 2007, File No. 001-14757.)

4(a)(1)(K)	Letter, dated October 10, 2008, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) September 29, 2008, File No. 001-14757.)

4(a)(1)(L)	Letter, dated October 27, 2009, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) November 3, 2009, File No. 001-14757.)

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

10(a)(1)
Commercial lease dated September 9, 2005 between Steiner - Atlantic Corp. and William K. Steiner with respect to Steiner’s facilities located at 290 NE 68 Street, 297 NE 67 Street and 277 NE 67 Street, Miami, Florida. (Exhibit 10(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005, File No. 001-14757.)

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

EnviroStar, Inc.

Dated: September 24, 2010
	By:	/s/ Michael S. Steiner
Michael S. Steiner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael S. Steiner	President, Chief Executive Officer	September 24, 2010
Michael S. Steiner	(Principal Executive Officer) and Director
/s/ Venerando J. Indelicato	Chief Financial Officer	September 24, 2010
Venerando J. Indelicato	(Principal Financial and Accounting Officer) and Director
/s/ David Blyer	Director	September 24, 2010
David Blyer

/s/ Lloyd Frank	Director	September 24, 2010
Lloyd Frank
/s/ Alan M. Grunspan	Director	September 24, 2010
Alan M. Grunspan
/s/ William K. Steiner	Director	September 24, 2010
William K. Steiner
/s/ Stuart Wagner	Director	September 24, 2010
Stuart Wagner

EXHIBIT INDEX

Exhibit No.	Description

3(a)(1)
Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1963. (Exhibit 3.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 000-9040.)

3(a)(2)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968.  (Exhibit 3.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 000-9040.)

3(a)(3)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983.  (Exhibit 3.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 000-9040.)

3(a)(4)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986.  (Exhibit 3.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 000-9040.)

3(a)(5)
Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986.  (Exhibit 3.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 000-9040.)

3(a)(6)
Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009.  (Exhibit 3.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 000-9040.)

3(a)(7)
Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999.  (Exhibit 3.1(g) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 000-9040.)

3(a)(8)
Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009.  (Exhibit 3.1(h) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 000-9040.)

*3(b)	By-Laws of the Company, as amended.

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

4(a)(1)(G)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)

4(a)(1)(H)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)

4(a)(l)(I)	Letter, dated as of October 16, 2006, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 23, 2006, File No. 001-14757.)

4(a)(1)(J)	Letter, dated as of October 18, 2007, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 22, 2007, File No. 001-14757.)

4(a)(1)(K)	Letter, dated October 10, 2008, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) September 29, 2008, File No. 001-14757.)

4(a)(1)(L)	Letter, dated October 27, 2009, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) November 3, 2009, File No. 001-14757.)

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

10(a)(1)
Commercial lease dated September 9, 2005 between Steiner - Atlantic Corp. and William K. Steiner with respect to Steiner’s facilities located at 290 NE 68 Street, 297 NE 67 Street and 277 NE 67 Street, Miami, Florida. (Exhibit 10(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005, File No. 001-14757.)

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