Form 10-Q
period 2010-09-30
EnviroStar, Inc.
filed 2010-11-12
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of November 12, 2010.

PART I.  FINANCIAL INFORMATION

Item 1.                      Financial Statements

EnviroStar, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	For the three months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Net sales	$4,676,385	$3,584,258
Development fees, franchise and license fees, commission income and other revenue	177,665	44,014
Total revenues	4,854,050	3,628,272

Cost of sales, net	3,570,866	2,777,666
Selling, general and administrative expenses	1,075,541	967,544
Total operating expenses	4,647,407	3,745,210
Operating income (loss)	206,643	(116,938)
Interest income	6,297	3,505
Income (loss) before income taxes	212,940	(113,433)
Provision (benefit) for income taxes	80,988	(42,535)
Net income (loss)	$131,952	$(70,898)

Net earnings (loss) per share – basic and diluted	$.02	$(.01)

Weighted average number of basic and diluted common shares outstanding:	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$6,940,328	$6,061,378
Accounts and trade notes receivable, net	1,058,602	1,185,039
Inventories	1,746,853	1,823,059
Lease and mortgage receivables	140,748	63,229
Deferred income taxes	125,097	148,718
Other assets	85,453	70,189
Total current assets	10,097,081	9,351,612
Lease and mortgage receivables-due after one year	46,333	50,393
Equipment and improvements, net	166,446	174,848
Franchise, trademarks and other intangible assets, net	89,320	93,739
Deferred income taxes	64,767	59,942

	$10,463,947	$9,730,534

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

LIABILITIES AND
SHAREHOLDERS’ EQUITY

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable and accrued expenses	$952,165	$813,046
Accrued employee expenses	284,056	599,475
Income taxes payable	9,788	6,096
Unearned income	25,547	-
Customer deposits	1,527,549	779,027
Total current liabilities	2,799,105	2,197,644

Total liabilities	2,799,105	2,197,644

Shareholders’ Equity
Preferred Stock, $1.00 par value: authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $0.025 par value: Authorized shares – 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	5,397,073	5,265,121
Treasury stock, 31,768 shares at cost	(3,938)	(3,938

Total shareholders’ equity	7,664,842	7,532,890

	$10,463,947	$9,730,534

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the three months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Operating activities:
Net income (loss)	$131,952	$(70,898)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,748	20,476
Bad debt expense	1,838	(33,487)
Inventory reserve	(44,603)	-
Provision (benefit) for deferred income taxes	18,796	(5,975)
(Increase) decrease in operating assets:
Accounts and trade notes receivables	124,599	258,245
Inventories	120,809	(62,979)
Lease and mortgage receivables	(73,459)	-
Refundable income taxes	-	(56,561)
Other current assets	(15,264)	64,317
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	139,119	257,967
Accrued employee expenses	(315,420)	(326,448)
Income taxes payable	3,692	-
Unearned income	25,547	-
Customer deposits	748,522	322,705
Net cash provided by operating activities	880,876	367,362
Investing activities:
Capital expenditures, net	(1,926)	(6,276)
Net cash used by investing activities	(1,926)	(6,276)
Net increase in cash and cash equivalents	878,950	361,086
Cash and cash equivalents at beginning of period	6,061,378	5,460,954

Cash and cash equivalents at end of period	$6,940,328	$5,822,040

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$58,500	$-

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note (1) - General:  The accompanying unaudited condensed consolidated financial statements include the accounts of EnviroStar, Inc. and its subsidiaries (the “Company”).  All material intercompany balances and transactions have been eliminated in consolidation.

Effective December 1, 2009, the Company changed its name from “DRYCLEAN USA, Inc.” to “EnviroStar, Inc.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies and other footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. The June 30, 2010 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as of that date.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note  (2) - Earnings Per Share:  Basic earnings per share for the three months ended September 30, 2010 and 2009 are computed as follows:

	For the three months ended September 30,
	2010	2009

Net income (loss)	$131,952	$(70,898)
Weighted average shares outstanding	7,033,732	7,033,732
Basic and fully diluted earnings (loss) per share	$.02	$(.01)

At September 30, 2010, the Company had no outstanding options to purchase shares of the Company’s common or other dilutive securities.

Note  (3) - Lease and Mortgage Receivables:  Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales type leases.  At September 30, 2010, future lease payments, net of deferred interest ($13,679 at September 30, 2010), due under these leases was $173,533.  The Company did not have any material lease or mortgage receivables at September  30, 2009.

EnviroStar, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note  (4) - Revolving Credit Line:  Effective November 1, 2010, the Company’s existing $2,250,000 revolving line of credit facility was extended to October 30, 2011.  The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets.  No amounts were outstanding under this facility at September 30, 2010 or June 30, 2010.

Note (5) - Stock-Based Compensation Plans:  In 2000, the Company adopted its 2000 Stock Option Plan, which authorized the grant of options to purchase up to 500,000 shares of the Company’s common stock to employees, directors and consultants until May 2, 2010, when it terminated.  No options were granted during the three months ended September 30, 2010 and 2009 under the 2000 Stock Option Plan and no options were outstanding under the plan at September 30, 2010 and 2009.

Note (6) - Income Taxes:  Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of September 30, 2010 and June 30, 2010, the Company had deferred tax assets of $189,864 and $208,660, respectively.  Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable.  This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies.  As of September 30, 2010, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“Topic 740”).  Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  During the three months ended September 30, 2010, this did not result in any adjustment to the Company’s provision for income taxes.

As of September 30, 2010, the Company was subject to potential Federal and State tax examinations for the tax years 2007 through 2010.

EnviroStar Inc and Subsidiaries.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

Financial information for the Company’s business segments is as follows:

	For the three months ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$4,818,646	$3,599,043
License and franchise operations	35,404	29,229
Total revenues	$4,854,050	$3,628,272

Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$279,910	$(78,266)
License and franchise operations	26,068	55,523
Corporate	(99,335)	(94,195)
Total operating income (loss)	$206,643	$(116,938)

	September 30, 2010	June 30, 2010
	(Unaudited)	(Audited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$10,082,915	$9,108,375
License and franchise operations	184,531	408,462
Corporate	196,501	213,697
Total assets	$10,463,947	$9,730,534

EnviroStar Inc and Subsidiaries.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note (8) - Recently Adopted Accounting Guidance:

In June 2009, the FASB issued the “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB No. 162” (the “ASCs”).  The purpose of the ASCs is to provide a single source of authoritative generally accepted accounting principles in the United States (“GAAP”).  The ASCs are effective for the Company in the first quarter of fiscal 2010.  As the ASCs were not intended to change or alter existing GAAP, the adoption of the ASCs did not have a material effect on the Company’s financial statements.

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

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” which amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.  The Company adopted this accounting guidance beginning July 1, 2010.  The adoption of this accounting guidance did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements,” which changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality.  The accounting guidance is designed to more closely reflect the underlying economics of these transactions.  The Company adopted this accounting guidance beginning July 1, 2010.  The adoption of this accounting guidance did not have a material impact on the Company’s financial statements.

EnviroStar Inc and Subsidiaries.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The ASU became effective for the first interim or annual reporting period beginning December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.  Early application is permitted and comparative disclosures are not required in the period of initial adoption.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

Item 2.                      Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

Revenues for the first quarter of fiscal 2011 increased by 33.8% over the first quarter of fiscal 2010 as the economy started to improve.  Sales for the first quarter do not reflect a large installation made in the Company’s territory; however, the Company earned a substantial commission thereon.  The improved sales picture resulted from an increase of 53.7% in laundry equipment sales and a 170.7% increase in boiler sales.  Net earnings during the first quarter were $131,952 or $.02 per share compared to a loss of $70,898 or $.01 per share during the first quarter of fiscal 2010.

The Company’s financial position remains strong, with cash and cash equivalents growing by $878,950 in the quarter to $6,940,328, while inventories were maintained in line with orders. Inventories are expected to increase during the balance of the fiscal year to support an expected increase in orders.

The Company is using some of its cash to finance an increase in leasing contracts, which will increase interest income and help secure some orders which the Company would normally lose due to credit issues.

Liquidity and Capital Resources

During the first quarter of fiscal 2011, cash increased by $878,950 compared to an increase of $361,086 during the same period of fiscal 2010.  The following summarizes the Company’s Consolidated Statement of Cash Flows.

	Three Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
Net cash provided (used) by:
Operating activities	$880,876	$367,362
Investing activities	(1,926)	(6,276)

For the three months ended September 30, 2010, operating activities provided cash of $880,876 compared to $367,362 of cash provided during the same period of fiscal 2010. The cash provided by operating activities was primarily due to an increase of $748,522 in customer deposits as incoming orders increased during the quarter. In addition, cash was provided by the Company’s net earnings of $131,952, supplemented by non-cash expenses for depreciation and amortization of $14,748 and a $18,796 provision for deferred taxes. A reduction in inventories provided cash of $120,809, which was partially offset by a $44,603 reduction in an inventory reserve. This reserve was placed against returned machinery in prior years which the Company resold during the first quarter of fiscal 2011. Additional cash was provided by a decrease of $124,599 in accounts and trade notes receivable and an increase of $139,119 in accounts payable and accrued expenses, each resulting in the ordinary course of business. These increases in cash were partially offset by a $315,420 decrease in accrued employee expenses as year end accrued bonuses were paid out during the first quarter. Cash of $73,459 was also used to increase lease and mortgage receivables as the Company is allotting some of its cash to increase leasing contracts, which will increase interest income and secure some orders which the Company would normally lose due to credit issues.

For the three month period ended September 30, 2009, operating activities provided cash of $367,362 compared to $365,542 of cash provided during the same period of fiscal 2009.  The cash provided by operating activities in the fiscal 2010 period was primarily due to a decrease in accounts, trade notes and lease receivables of $258,245 as a result of a decrease in sales during that quarter, an increase of $257,967 in accounts payable and accrued expenses which was the result of normal business activities and an increase of $322,705 in customer deposits which reflected a slight increase in backlog at the end of the quarter.  Accrued employee expenses used cash of $326,448 as fiscal 2009 year end accrued bonuses were paid during the quarter.  Cash was also used to fund the Company’s operating loss of $70,898, supplemented by the collection of a $35,000 account receivable which resulted in the reversal of a previously recognized bad debt expense, partially offset by the non-cash expense of $20,476 for depreciation and amortization.  Additional cash was used to increase inventories by $62,979 and as a result of an increase in refundable income taxes of $56,561 due to the loss in the first quarter of fiscal 2010.

Investing activities used cash of $1,926 and $6,276 during the first quarters of fiscal 2011 and 2010 respectively, mostly for capital expenditures.

There were no financing activities during the first quarters of fiscal 2011 and 2010.

Effective November 1, 2010, the Company’s existing $2,250,000 revolving line of credit facility was extended to October 30, 2011.  The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets.  No amounts were outstanding under this facility at September 30, 2010 or June 30, 2010, nor were there any amounts outstanding at any time during fiscal 2010 or the first quarter of fiscal 2011.

The Company believes that its existing cash, cash equivalents, net cash from operations and sources of liquidity will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long-term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of item 303(a)(4) of Regulation S-K.

Results of Operations

	Three Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)%
Net sales	$4,676,385	$3,584,258	+30.5%
Development fees, franchise and license fees, commissions and other income	177,665	44,014	+303.7%
Total revenues	$4,854,050	$3,628,272	+33.8%

Net sales for the three month period ended September 30, 2010 increased by $1,092,127 (30.5%) from the same period of fiscal 2010.  The increase in sales was primarily attributed to an improvement in laundry equipment sales which increased by 53.7% over the same period of last year and reflected the general improvement in economic conditions, and sales of the Company’s new boiler line, introduced in late fiscal 2009, which was the primary reason for a 170.7% increase in boiler sales. Spare parts sales also improved by 5.5%. These increases were offset, in part, by a decrease in drycleaning equipment sales of 13.7%. Revenues of development fees, franchise and license fees, commission and other income increased by $133,651 (303.7%) due principally to a substantial commission received on a sale by another distributor for an installation made in the Company’s territory. Royalty and license fee income were similar to the same period of fiscal 2010.

	Three Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)
As a percentage of net sales:
Cost of sales	76.4%	77.5%

As a percentage of revenues:
Selling, general and administrative expenses	22.2%	26.7%

Total cost of sales and operating expenses	95.7%	103.2%

Costs of goods sold, expressed as a percentage of sales, improved to 76.4% during the first quarter of fiscal 2011 from 77.5% during the same period of fiscal 2010 due to a better product mix and the sales of certain equipment in inventory which had a reserve against it, thereby lowering the Company’s cost of goods sold.

Selling general and administrative expenses increased by $108,997 (11.3%), but as a percentage of revenues improved to 22.2% from 26.7%, in the first quarter of fiscal 2011 from the first quarter of fiscal 2010.  The increase in dollar amount was mainly due to higher sales commissions and travel expenses associated with the improved sales, while the improvement as a percentage of revenues was due to the absorption of these expenses over higher revenue.

Interest income increased by $2,792 (79.7%) in the first quarter of fiscal 2011 from the same period of fiscal 2010 primarily due to the investment of the Company’s cash in equipment leases and mortgages. Bank interest was comparable in both periods despite higher outstanding bank balances in the current year as prevailing bank interest remained low.

The Company’s effective tax rate for the first quarter of fiscal 2011 was 38.0%. During the first quarter of fiscal 2010, the Company suffered a loss and therefore had a tax benefit of $42,535 (at an effective rate of 37.5%).

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases 27,000 square feet of warehouse and office space from the Sheila Steiner Revocable Trust under a lease entered into in November 2005.  After giving effect to a three year renewal option exercised by the Company in 2008, the lease presently expires on October 31, 2011, subject to another three year renewal option in favor of the Company.  The lease provides for annual rental increases in November of each year in an amount equal to 3% over the rent in the prior year.  The Company’s rent under the lease for the period November 1, 2009 through October 31, 2010 was $113,806 and increased on November 1, 2010 to $117,220 for the next twelve months.  The Company is to bear the costs of real estate taxes, utilities, maintenance, non-structural repairs and insurance.  The trustees of the Sheila Steiner Revocable Trust are Sheila Steiner, her husband, William K. Steiner, and her son, Michael S. Steiner.  Sheila Steiner, William K. Steiner, who is Chairman of the Board of Directors and a director of the Company, and Michael S. Steiner, who is President and a director of the Company, are trustees of another trust which is a principal shareholder of the Company.  Michael Steiner, individually, is also a principal shareholder of the Company.  The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s results of operations remain unchanged from those described in the Management’s Discussion an Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period.   Therefore, there can be no assurance that the actual results will not differ from those estimates.

Recently Adopted Accounting Guidance

In June 2009, the FASB issued the “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB No. 162” (the “ASCs”).  The purpose of the ASCs is to provide a single source of authoritative generally accepted accounting principles in the United States (“GAAP”).  The ASCs are effective for the Company in the first quarter of fiscal 2010.  As the ASCs were not intended to change or alter existing GAAP, the adoption of the ASCs did not have a material effect on the Company’s financial statements.

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

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” which amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.  The Company adopted this accounting guidance beginning July 1, 2010.  The adoption of this accounting guidance did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements,” which changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality.  The accounting guidance is designed to more closely reflect the underlying economics of these transactions.  The Company adopted this accounting guidance beginning July 1, 2010.  The adoption of this accounting guidance did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The ASU became effective for the first interim or annual reporting period beginning December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.  Early application is permitted and comparative disclosures are not required in the period of initial adoption.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risks

All of the Company’s export sales require the customer to make payment in United States dollars.  Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.  The Company has, at times in the past, paid certain suppliers in Euros.  The Company’s bank revolving credit facility contains a $250,000 foreign exchange subfacility for this purpose.  The Company had no foreign exchange contracts outstanding at September 30, 2010 and 2009.

The Company’s cash and cash equivalents are maintained in interest-bearing bank accounts, including a money market account, and a tax-free municipal fund, each of which bear interest at prevailing interest rates.  Interest income increased by $2,792 (79.7%) in the first quarter of fiscal 2011 from the same period in fiscal 2010 as a result of increased interest income from leases and mortgages.

Item 4.                      Controls and Procedures

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

Exhibit
Number                                                            Description

10(a)
Amended and Restated Stockholders Agreement, dated as of December 6, 2005, by and among Michael S. Steiner, William K. Steiner, Alan I. Greenstein and Cindy B. Greenstein. (Exhibit 4(c) to Amendment No. 4 to the Schedule 13D filed by Michael S. Steiner on December 7, 2005, File No. 001-14757).

10(b)
Amendment to Stockholders Agreement and Joinder of Amended Stockholders’ Agreement, dated April 28, 2008, among Thrifty Rent-A-Car Systems, Inc., Michael S. Steiner and William K. Steiner. (Exhibit 4(d) to Amendment No. 5 to the Schedule 13D filed by Michael S. Steiner on May 2, 2008, File No. 001-14757).

*31.01	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31.02	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________
*	Filed with this Report. Exhibits 10(a) and 10(b) are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2010	EnviroStar, Inc.

By:	/s/ Venerando J. Indelicato Venerando J. Indelicato, Treasurer and Chief Financial Officer

Exhibit Index

Exhibit
Number                                                            Description

10(a)
Amended and Restated Stockholders Agreement, dated as of December 6, 2005, by and among Michael S. Steiner, William K. Steiner, Alan I. Greenstein and Cindy B. Greenstein. (Exhibit 4(c) to Amendment No. 4 to the Schedule 13D filed by Michael S. Steiner on December 7, 2005, File No. 001-14757).

10(b)
Amendment to Stockholders Agreement and Joinder of Amended Stockholders’ Agreement, dated April 28, 2008, among Thrifty Rent-A-Car Systems, Inc., Michael S. Steiner and William K. Steiner. (Exhibit 4(d) to Amendment No. 5 to the Schedule 13D filed by Michael S. Steiner on May 2, 2008, File No. 001-14757).

*31.01	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31.02	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________________
*	Filed with this Report. Exhibits 10(a) and 10(b) are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.