Form 10-Q
period 2010-12-31
EnviroStar, Inc.
filed 2011-02-14
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of February 14, 2011.

PART 1.  FINANCIAL INFORMATION

Item 1.              Financial Statements

EnviroStar, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the six months ended December 31,		For the three months ended December 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net sales	$9,892,041	$9,656,509	$5,215,656	$6,072,252
Development fees, franchise and license fees, commission income and other revenue	226,218	93,422	48,553	49,409
Total revenues	10,118,259	9,749,931	5,264,209	6,121,661

Cost of sales, net	7,624,931	7,387,904	4,054,065	4,610,239
Selling, general and administrative expenses	2,159,088	2,125,466	1,082,547	1,157,924
Total operating expenses	9,784,019	9,513,370	5,136,612	5,768,163

Operating income	334,240	236,561	127,597	353,498
Interest income	12,066	6,620	5,769	3,116
Income before income taxes	346,306	243,181	133,366	356,614
Provision for income taxes	132,240	92,908	51,252	135,443
Net income	$214,066	$150,273	$82,114	$221,171

Net earnings per share – basic and diluted	$.03	$.02	$.01	$.03
Weighted average number of basic and diluted
common shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2010 (Unaudited)	June 30, 2010 (Audited)
Current Assets
Cash and cash equivalents	$6,998,788	$6,061,378
Accounts and trade notes receivable, net	1,266,532	1,185,039
Inventories	1,922,381	1,823,059
Refundable income taxes	36,848	-
Deferred income taxes	126,981	148,718
Lease and mortgage receivables	69,940	63,229
Other assets	79,276	70,189
Total current assets	10,500,746	9,351,612
Lease and mortgage receivables-due after one year	56,051	50,393
Equipment and improvements, net	156,078	174,848
Franchise, trademarks and other intangible assets, net	84,073	93,739
Deferred income taxes	58,995	59,942

	$10,855,943	$9,730,534

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31, 2010 (Unaudited)	June 30, 2010 (Audited)
Current Liabilities
Accounts payable and accrued expenses	$1,221,841	$813,046
Accrued employee expenses	294,451	599,475
Income taxes payable	-	6,096
Unearned income	12,000	-
Customer deposits	1,580,695	779,027
Total current liabilities	3,108,987	2,197,644

Total liabilities	3,108,987	2,197,644

Shareholders’ Equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; authorized shares - 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	5,479,187	5,265,121
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)
Total shareholders’ equity	7,746,956	7,532,890
	$10,855,943	$9,730,534

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	December 31, 2010 (Unaudited)	December 31, 2009 (Unaudited)
Operating activities:
Net income	$214,066	$150,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,363	45,954
Bad debt expense	10,929	(28,650)
Inventory reserve	(51,568)	-
Provision (benefit) for deferred income taxes	22,684	(22)
(Increase) decrease in operating assets:
Accounts and trade notes receivables	(92,422)	267,015
Inventories	(47,754)	638,968
Refundable income taxes	(36,848)	51,220
Lease and mortgage receivables	(12,369)	-
Other current assets	(9,087)	77,339
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	408,795	(52,335)
Accrued employee expenses	(305,024)	(175,068)
Income taxes payable	(6,096)	21,709
Unearned income	12,000	-
Customer deposits	801,667	(598,455)
Net cash provided by operating activities	939,336	397,948
Investing activities:
Capital expenditures	(1,926)	(11,331)
Net cash used by investing activities	(1,926)	(11,331)
Net increase in cash and cash equivalents	937,410	386,617
Cash and cash equivalents at beginning of period	6,061,378	5,460,954
Cash and cash equivalents at end of period	$6,998,788	$5,847,571
Supplemental information:
Cash paid for income taxes	$152,500	$10,000

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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

Note (2) - Earnings Per Share:  Basic earnings per share for the six and three months ended December 31, 2010 and 2009 are computed as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)

Net income	$214,066	$150,273	$82,114	$221,171
Weighted average shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732
Basic and fully diluted earnings per share	$.03	$.02	$.01	$.03

At December 31, 2010, the Company had no outstanding options to purchase shares of the Company’s common or other dilutive securities.

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

Note  (3) - Lease and Mortgage Receivables:  Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales type leases.  At December 31, 2010, future lease payments, net of deferred interest ($10,309 at December 31, 2010), due under these leases was $125,991.  The Company did not have any material lease or mortgage receivables at December 31, 2009.

Note  (4) – Revolving Credit Line:  Effective November 1, 2010, the Company’s existing $2,250,000 revolving line of credit facility was extended to October 30, 2011. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at December 31, 2010 or June 30, 2010.

Note (5) - Income Taxes:  Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of December 31, 2010 and June 30, 2010, the Company had deferred tax assets of $185,976 and $208,660, respectively.  Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable.  This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies.  As of December 31, 2010, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“Topic 740”).  Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  During the six and three months ended December 31, 2010, this did not result in any adjustment to the Company’s provision for income taxes.

As of December 31, 2010, the Company was subject to potential Federal and State tax examinations for the tax years 2007 through 2010.

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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

	For the six months ended December 31,		For the three months ended December 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$10,051,888	$9,690,535	$5,233,242	$6,091,494
License and franchise operations	66,371	59,396	30,967	30,167
Total revenues	$10,118,259	$9,749,931	$5,264,209	$6,121,661
Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$460,948	$342,250	$181,038	$413,486
License and franchise operations	54,387	81,574	28,319	26,051
Corporate	(181,095)	(187,263)	(81,760)	(86,039)
Total operating income	$334,240	$236,561	$127,597	$353,498

	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$10,449,624	$9,108,375
License and franchise operations	212,849	408,462
Corporate	193,470	213,697
Total assets	$10,855,943	$9,730,534

Note (7) - Recently Adopted Accounting Guidance:

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

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

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

Item 2.              Management’s Discussion and Analysis or Plan of Operations

Overview

Revenues for the first six months of fiscal 2011 increased by 3.8% over the same period of a year ago.  However, for the second quarter of fiscal 2011, revenues decreased by 14% from the second quarter of fiscal 2010. Quarterly results are not indicative of full year results as shipments are sometimes delayed due to a number of operating reasons.  Incoming orders have been trending higher, a good indication that the economy is improving. Net earnings followed the same pattern, increasing by 42.5% during the first six months of fiscal 2011 while decreasing by 62.9% for the three month period ending December 31, 2010, in each case from the comparable periods in fiscal 2010.

The Company’s financial condition continues to improve with cash and cash equivalents increasing by $937,410 to $6,998,788. Inventories increased slightly to support the Company’s increased backlog, but are well below historic levels.

Liquidity and Capital Resources

For the six month period ended December 31, 2010, cash increased by $937,410 compared to an increase of $386,617 during the same period of fiscal 2010.  The following summarizes the Company’s Consolidated Statements of Cash Flows:

	Six Months Ended December 31,
	2010 (Unaudited)	2009 (Unaudited)
Net cash provided (used) by:
Operating activities	$939,336	$397,948
Investing activities	(1,926)	(11,331)

For the six month period ended December 31, 2010, operating activities provided cash of $939,336 compared to $397,948 of cash provided during the same period of fiscal 2010.  The cash provided by operating activities in the first half of fiscal 2011 was primarily due to an increase of $801,667 in customer deposits as incoming orders increased during the six month period. Cash was also provided by the Company’s net income of $214,066, supplemented by non-cash expenses for depreciation and amortization of $30,363, bad debts of $10,929 and a $22,684 provision for deferred taxes. Additional cash was generated by an increase of $408,795 in accounts payable and accrued expenses due to new purchases of inventory not yet paid for, offset by a decrease of $305,024 in accrued employee expenses as year end accrued bonuses and sales commissions were paid during the first quarter. Cash was reduced by $47,754 associated with an increase in inventories and a $51,568 reduction in the inventory reserve. This reserve was placed against returned inventory in prior years which the Company resold during the first quarter of fiscal 2011. An additional reduction in cash of $92,422 was due to an increase in accounts and trade notes receivable and a $12,369 increase in lease and mortgage receivables as the Company continues to finance some small leasing contracts.

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

Investing activities used cash of $1,926 and $11,331 during the six month periods ended December 31, 2011 and 2010 respectively, mostly for capital expenditures.

There were no financing activities during either the first six months of fiscal 2011 or the first six months of fiscal 2010.

Effective November 1, 2010, the Company’s existing $2,250,000 revolving line of credit facility was extended to October 30, 2011. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at December 31, 2010 or June 30, 2010 nor were there any amounts outstanding at any time during fiscal 2010 or the first six months of fiscal 2011.

The Company believes that its existing cash, cash equivalents, net cash from operations and sources of liquidity will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Six months ended			Three months ended
	December 31,			December 31,
	2010 (Unaudited)	2009 (Unaudited)	% Change	2010 (Unaudited)	2009 (Unaudited)	% Change
Net sales	$9,892,041	$9,656,509	2.4%	$5,215,656	$6,072,252	-14.1%
Development fees, franchise and license fees, commissions and other income	226,218	93,422	142.1%	48,553	49,409	-1.7%
Total revenues	$10,118,259	$9,749,931	3.8%	$5,264,209	$6,121,661	-14.0%

Revenues for the six month period ended December 31, 2010 increased by $368,328 (3.8%) from the same period of fiscal 2010. However, for the second quarter of fiscal 2011, revenues decreased by $857,452 (14.0%) from the same period of fiscal 2010. The Company was able to ship a good part of its backlog during the second quarter of fiscal 2010, which adversely effected the comparison to the second quarter of fiscal 2011. The economy, although improving, remains a factor effecting the Company’s sales. For the six and three month periods ended December 31, 2010, drycleaning equipment sales declined by 59.0% and 48.3%, respectively, compared to the similar periods of fiscal 2010. Drycleaning equipment sales continue to contract as fewer drycleaning establishments and plants are opened. Laundry equipment sales followed the same pattern, declining by 5.6% and 33.6% for the first six and three month periods of fiscal 2011 compared to the same periods last year. However, laundry equipment is an expanding product line and improvements are anticipated during the balance of the fiscal year. Boiler sales increased by 176.5% and 178.6% for the first six and three month periods, respectively, when compared to similar periods of fiscal 2010. The increase is attributable to a new line of boilers that the Company introduced in late fiscal 2009. Spare parts sales increased by 3.3% for the six months, but were basically flat for the second quarter of 2011 compared to last year’s comparable periods. Revenues from development fees, franchise and license fees, commission and other income increased by $132,796 (142.1%) in the six month period of fiscal 2011 due principally to a substantial commission received during the first quarter of the fiscal year on a sale by another distributor for an installation made in the Company’s territory. Royalty and license fee income were similar to the same periods of fiscal 2010.

Operating Expenses.

	Six months ended		Three months ended
	December 31,		December 31,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
As a percentage of sales:
Cost of sales	77.1%	76.5%	77.7%	75.9%
As a percentage of revenue:
Selling, general and administrative expenses	21.3%	21.8%	20.6%	18.9%
Total expenses	96.7%	97.6%	97.6%	94.2%

Costs of sales, expressed as a percentage of sales, increased to 77.1% and 77.7% in the first six and three month periods of fiscal 2011, respectively, from 76.5% and 75.9% for the six and three months ended December 31, 2010, respectively. These variations are attributable to product mix and the competitive pricing needed to secure contracts in a difficult economy.

Selling, general and administrative expenses increased by $33,622 (1.6%) and decreased by $75,377 (6.5%) for the six and three month periods of fiscal 2011, respectively, from the same periods in fiscal 2010.  The increase for the six month period in fiscal 2011 compared to the same period in fiscal 2010 in dollar amounts is due to higher sales commissions and travel expenses.  The decrease for the three month period in fiscal 2011 compared to the same period in 2010 was due to lower professional fees, stockholder expenses and license fees.  The variation as a percentage of revenues in both periods was due primarily to the level of sales for the period which affects how fixed and semi-variable expenses are absorbed.

Interest income increased by $5,446 (82.3%) and $2,653 (85.1%) for the six and three month periods of fiscal 2011, respectively, from the same periods of fiscal 2010 due to the investment of some of the Company’s cash under equipment leases and mortgages.

The Company’s effective tax rate remained at 38.2% for the six months period of fiscal 2011 and 2010, but increased to 38.4% for the three months ended December 31, 2010 from 38.0% for the three month period ended December 31, 2009.  The slight variation in percentage for the three month period reflects changes in permanent and temporary adjustments to taxable income.

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

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s results of operations remain unchanged from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Therefore, there can be no assurance that the actual results will not differ from those estimates.

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

Item 3.              Quantitative and Qualitative Disclosures About Market Risks

All of the Company’s export sales require the customer to make payment in United States dollars.  Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.  The Company has, at times in the past, paid certain suppliers in Euros.  The Company’s bank revolving credit facility contains a $250,000 foreign exchange subfacility for this purpose.  The Company had no foreign exchange contracts outstanding at December 31, 2010 and 2009.

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

PART II. OTHER INFORMATION

Item 6.              Exhibits

(a)	Exhibits

Exhibit
Number                                                            Description

*31.01	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31.02	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2011	EnviroStar, Inc.

By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato,
Treasurer and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

*31.01	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31.02	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed with this Report.