Form 10-Q
period 2011-03-31
EnviroStar, Inc.
filed 2011-05-13
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of May 13, 2011.

PART 1.  FINANCIAL INFORMATION

Item 1.              Financial Statements

EnviroStar, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the nine months ended March 31,		For the three months ended March 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net sales	$14,606,488	$13,549,531	$4,714,447	$3,893,022
Development fees, franchise and license fees, commission income and other revenue	276,341	295,043	50,123	201,621
Total revenues	14,882,829	13,844,574	4,764,570	4,094,643

Cost of sales, net	11,224,431	10,308,173	3,599,500	2,920,269
Selling, general and administrative expenses	3,181,187	3,195,200	1,022,099	1,069,733
Total operating expenses	14,405,618	13,503,373	4,621,599	3,990,002

Operating income	477,211	341,201	142,971	104,641
Interest income	16,572	8,719	4,506	2,099
Income before income taxes	493,783	349,920	147,477	106,740
Provision for income taxes	187,876	133,548	55,636	40,561
Net income	$305,907	$216,372	$91,841	$66,179

Net earnings per share – basic and diluted	$.04	$.03	$.01	$.01
Weighted average number of basic and diluted
common shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2011 (Unaudited)	June 30, 2010 (Audited)
Current Assets
Cash and cash equivalents	$7,402,649	$6,061,378
Accounts and trade notes receivable, net	889,738	1,185,039
Inventories Refundable income taxes	2,305,622 26,942	1,823,059 -
Deferred income taxes	134,266	148,718
Lease and mortgage receivables	38,011	63,229
Other assets	77,404	70,189
Total current assets	10,874,632	9,351,612
Lease and mortgage receivables-due after one year	86,261	50,393
Equipment and improvements, net	146,549	174,848
Franchise, trademarks and other intangible assets, net	80,774	93,739
Deferred income taxes	61,980	59,942

	$11,250,196	$9,730,534

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2011 (Unaudited)	June 30, 2010 (Audited)
Current Liabilities
Accounts payable and accrued expenses	$752,565	$813,046
Accrued employee expenses	352,342	599,475
Income taxes payable	-	6,096
Unearned income	28,763	-
Customer deposits	2,277,729	779,027
Total current liabilities	3,411,399	2,197,644

Total liabilities	3,411,399	2,197,644

Shareholders’ Equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; authorized shares - 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	5,571,028	5,265,121
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)
Total shareholders’ equity	7,838,797	7,532,890
	$11,250,196	$9,730,534

EnviroStar, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended

	March 31, 2011 (Unaudited)	March 31, 2010 (Unaudited)
Operating activities:
Net income	$305,907	$216,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,192	61,489
Bad debt expense	10,929	(25,357)
Inventory reserve	(45,015)	-
Provision for deferred income taxes	12,414	682
(Increase) decrease in operating assets:
Accounts and trade notes receivables	284,372	44,064
Inventories	(437,550)	699,227
Refundable income taxes	(26,942)	(2,135)
Lease and mortgage receivables	(10,650)	-
Other current assets	(7,215)	91,760
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(60,481)	38,184
Accrued employee expenses	(247,133)	(173,123)
Income taxes payable	(6,096)	-
Unearned income	28,763	-
Customer deposits	1,498,702	(678,150)
Net cash provided by operating activities	1,343,197	273,013
Investing activities:
Capital expenditures	(1,926)	(15,048)
Net cash used by investing activities	(1,926)	(15,048)
Net increase in cash and cash equivalents	1,341,271	257,965
Cash and cash equivalents at beginning of period	6,061,378	5,460,954
Cash and cash equivalents at end of period	$7,402,649	$5,718,919
Supplemental information:
Cash paid for income taxes	$208,500	$125,000

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

Note (2) - Earnings Per Share:  Basic earnings per share for the nine and three months ended March 31, 2011 and 2010 are computed as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)

Net income	$305,907	$216,372	$91,841	$66,179
Weighted average shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732
Basic and fully diluted earnings per share	$.04	$.03	$.01	$.01

At March 31, 2011, the Company had no outstanding options to purchase shares of the Company’s common or other dilutive securities.

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note  (3) - Lease and Mortgage Receivables:  Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales type leases.  At March 31, 2011, future lease payments, net of deferred interest ($16,763 at March 31, 2011), due under these leases was $107,510.  At June 30, 2010, future lease payments, net of deferred interest ($13,679 at June 30, 2010), due under these leases was $113,622.  The Company did not have any material lease or mortgage receivables at March 31, 2010.

Note  (4) – Revolving Credit Line:  Effective November 1, 2010, the Company’s existing $2,250,000 revolving line of credit facility was extended to October 30, 2011. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at March 31, 2011 or June 30, 2010 nor were there any amounts outstanding at any time during the first nine months of fiscal 2011 or during fiscal 2010.

Note (5) - Income Taxes:  Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of March 31, 2011 and June 30, 2010, the Company had deferred tax assets of $196,246 and $208,660, respectively.  Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable.  This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies.  As of March 31, 2011, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“Topic 740”).  Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  During the nine and three months ended March 31, 2011, this did not result in any adjustment to the Company’s provision for income taxes.

As of March 31, 2011, the Company was subject to potential Federal and State tax examinations for the tax years 2007 through 2010.

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

	For the nine months ended March 31,		For the three months ended March 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$14,773,242	$13,746,262	$4,721,354	$4,055,727
License and franchise operations	109,587	98,312	43,216	38,916
Total revenues	$14,882,829	$13,844,574	$4,764,570	$4,094,643
Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$645,516	$511,746	$184,568	$169,497
License and franchise operations	87,252	111,318	32,865	29,744
Corporate	(255,557)	(281,863)	(74,462)	(94,600)
Total operating income	$477,211	$341,201	$142,971	$104,641

	March 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$10,729,833	$9,108,375
License and franchise operations	316,624	408,462
Corporate	203,739	213,697
Total assets	$11,250,196	$9,730,534

Note (7) - Recently Adopted Accounting Guidance:

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” which amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.  The Company adopted this accounting guidance beginning July 1, 2010.  The adoption of this accounting guidance did not have a material impact on the Company’s financial statements.

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss” (“ASU 2010-20”).  The ASU 2010-20 amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables.  ASU 2010-20 is effective for interim or annual fiscal years beginning after December 15, 2010.  The Company’s adoption of ASU 2010-20 did not have a material impact on its consolidated financial statements.

Item 2.              Management’s Discussion and Analysis or Plan of Operations

Overview

Revenues for the nine and three month periods ended March 31, 2011 increased by 7.5% and 16.4%, respectively, over the same periods of fiscal 2010. Incoming orders during the current year nine month period have been trending higher, increasing the Company’s backlog notwithstanding the increased shipments during the third quarter; however, the economy is still a factor which could affect our future business.  Selling, general and administrative expenses were reduced despite increased revenues.  Net earnings also increased by 41.4% and 38.8% for the nine and three month periods, respectively, over the same periods of fiscal 2010.

The Company’s financial position and cash flow continue to improve even though inventories increased to support current orders.

Liquidity and Capital Resources

Cash increased by $1,341,271 during the nine month period of fiscal 2011, compared to an increase of $257,965 during the same period of fiscal 2010.  The following summarizes the Company’s Consolidated Statements of Cash Flows:

	Nine Months Ended March 31,
	2011 (Unaudited)	2010 (Unaudited)
Net cash provided (used) by:
Operating activities	$1,343,197	$273,013
Investing activities	(1,926)	(15,048)

For the nine month period ended March 31, 2011, operating activities provided cash of $1,343,197 compared to $273,013 of cash provided during the same period of fiscal 2010.  The cash provided by operating activities for the nine month period of fiscal 2011 was primarily due to an increase of $1,498,702, compared to a decrease of $678,150 in the nine months ended March 31, 2010, in customer deposits.  The increase in the fiscal 2011 period was the result of incoming orders increasing during this period. The decrease in customer deposits in the nine month period of fiscal 2010 was due to orders lagging behind shipments during the period.  Cash was also provided in the nine month period of fiscal 2011 by the Company’s net income of $305,907, supplemented by non-cash expenses for depreciation and amortization of $43,192, bad debts of $10,929 and a $12,414 provision for deferred taxes. Additional cash was generated by a decrease of $284,372 in accounts and trade notes receivable as [some] shipments were paid through the application of customer deposits which, therefore, did not generate a full account receivable.  An increase in inventories reduced cash by $437,550 to support the increased level of business, and cash was further reduced by $45,015 due to a reduction in inventory reserves. This reserve was placed against returned inventory in prior years which the Company resold during the first quarter of fiscal 2011.  In addition, cash was reduced by $247,133 due to a decrease in employee accrued expenses resulting from the payment of accrued commissions and by a $60,481 decrease in accounts payable and accrued expenses. Cash was also reduced by $10,650 due to an increase in lease and mortgage receivables as the Company continues to finance some small leasing contracts.

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

Investing activities used cash of $1,926 and $15,048 during the nine and three month periods ended March 31, 2011 and 2010 respectively, mostly for capital expenditures.

There were no financing activities during either the first nine months of fiscal 2011 or the first nine months of fiscal 2010.

Effective November 1, 2010, the Company’s existing $2,250,000 revolving line of credit facility was extended to October 30, 2011. The Company’s obligations under the facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at March 31, 2011 or June 30, 2010 nor were there any amounts outstanding at any time during the first nine months of fiscal 2011 or during fiscal 2010.

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

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Nine months ended			Three months ended
	March 31,			March 31,
	2011 (Unaudited)	2010 (Unaudited)	% Change	2011 (Unaudited)	2010 (Unaudited)	% Change
Net sales	$14,606,488	$13,549,531	7.8%	$4,714,447	$3,893,022	21.1%
Development fees, franchise and license fees, commissions and other income	276,341	295,043	-6.3%	50,123	201,621	-75.1%
Total revenues	$14,882,829	$13,844,574	7.5%	$4,764,570	$4,094,643	16.4%

Revenues for the nine and three month periods ended March 31, 2011 increased by $1,038,255 (7.5%) and $669,927 (16.4%), respectively, from the same periods of fiscal 2010. The economy, although improving, remains a factor affecting the Company’s sales, although incoming orders have been trending higher during the first nine months of fiscal 2011. For the nine and three month periods of fiscal 2011, sales of laundry equipment increased by 4.7% and 39.6%, respectively, over the same periods of fiscal 2010. Boiler sales increased by 138.9% and 76.5% for the nine and three month periods of fiscal 2011 over the same fiscal 2010 periods. The increase was mostly attributable to a new line of boilers that the Company introduced in late fiscal 2009. Spare parts sales increased by 3.8% and 4.8% for the nine and three months, respectively, in fiscal 2011. The sales increases in laundry equipment, boilers and spare parts were partially offset by decreases in drycleaning equipment sales of 40.6% and 18.5% for the nine and three month periods of fiscal 2011 from the same fiscal periods of fiscal 2010. As previously reported, drycleaning equipment sales continue to contract as fewer drycleaning establishments and plants are opened.

Revenues from development fees, franchise and license fees, commission and other income decreased by $18,702 (6.3%) and $151,498 (75.1%) in the nine and three month periods of fiscal 2011 from the same periods of fiscal 2010. The decrease for the three month period in fiscal 2011 was attributable to the absence of substantial commission income received during the third quarter of fiscal 2010 on a sale by another distributor for an installation made in the Company’s territory.

Operating Expenses.

	Nine months ended		Three months ended
	March 31,		March 31,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
As a percentage of sales:
Cost of sales	76.8%	76.1%	76.4%	75.0%
As a percentage of revenue:
Selling, general and administrative expenses	21.4%	23.1%	21.5%	26.1%
Total expenses	96.8%	97.5%	97.0%	97.4%

Costs of sales, expressed as a percentage of sales, increased to 76.8% and 76.4% in the nine and three month periods of fiscal 2011, respectively, from 76.1% and 75.0% for the nine and three month period  ended March 31, 2010, respectively. These increases were attributable to product mix and the competitive pricing needed to secure contracts in the current economy.

Selling, general and administrative expenses decreased by $14,013 (.4%) and $47,634 (4.5%) in the nine and three month periods of fiscal 2011, respectively, from the same periods in fiscal 2010.  The slight decreases for both periods were partially attributable to lower insurance expenses and professional fees, offset, in part, by higher travel expenses associated with a greater sales effort in Latin America. The lower expenses expressed as a percentage of revenues in both periods was due primarily to the level of sales for the period which affects how fixed and variable expenses are absorbed.

Interest income increased by $7,853 (90.1%) and $2,407 (114.7%) for the nine and three month periods of fiscal 2011, respectively, from the same periods of fiscal 2010 due to the investment of some of the Company’s cash to carry equipment leases and mortgages.

The Company’s effective tax rate decreased to 38.0% and 37.7% in the nine and three month periods of fiscal 2011, respectively, from 38.2% and 38.0% for the same periods of fiscal 2010. The slight variation in percentage for the periods reflects changes in permanent and temporary adjustments to taxable income.

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

Recently Adopted Accounting Guidance

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” which amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.  The Company adopted this accounting guidance beginning July 1, 2010.  The adoption of this accounting guidance did not have a material impact on the Company’s financial statements

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements,” which changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality.  The accounting guidance is designed to more closely reflect the underlying economics of these transactions.  The Company adopted this accounting guidance beginning July 1, 2010.  The adoption of this accounting guidance did not have a material impact on the Company’s financial statements.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss” (“ASU 2010-20”).  The ASU 2010-20 amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables.  ASU 2010-20 is effective for interim or annual fiscal years beginning after December 15, 2010.  The Company’s adoption of ASU 2010-20 did not have a material impact on its consolidated financial statements.

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

Item 3.              Quantitative and Qualitative Disclosures About Market Risks

All of the Company’s export sales require the customer to make payment in United States dollars.  Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.  The Company has, at times in the past, paid certain suppliers in Euros.  The Company’s bank revolving credit facility contains a $250,000 foreign exchange subfacility for this purpose.  The Company had no foreign exchange contracts outstanding at March 31, 2011 and 2010 nor were there any foreign exchange contracts outstanding at any time during the first nine months of fiscal 2011 or during fiscal 2010.

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

______________________
*    Filed with this Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2011		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato
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

______________________
*    Filed with this Report.