Form 10-K
period 2011-06-30
EnviroStar, Inc.
filed 2011-09-27
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☒

The aggregate market value as at September 23, 2011 of the Common Stock of the registrant, its only class of voting stock, held by non-affiliates was approximately $3,730,000 based on the closing price of the registrant’s Common Stock on the NYSE Amex on that date.  Such market value excludes shares owned by all executive officers and directors (and their spouses).  This should not be construed as indicating that all such persons are affiliates.

The number of shares outstanding of the registrant’s Common Stock as at September 23, 2011 was 7,033,732.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2011 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 in Part III of this Report.

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

The Company, through its wholly owned subsidiary, Steiner-Atlantic Corp. (“Steiner”), in United States, Caribbean and Latin American markets:

•	distributes commercial and industrial laundry and drycleaning equipment, steam boilers and process steam systems manufactured by others;

•	supplies replacement parts and accessories to its customers; and

•	designs and plans “turn-key” laundry and/or drycleaning systems to meet the layout, volume and budget needs of its diversified institutional, retail, industrial and commercial customers.

In recent years, while industrial and commercial laundry and boiler sales have increased the Company’s overall sales, the sales increase has been partially offset by a decline in drycleaning equipment sales as fewer drycleaning establishments and plants are open, principally due to the effects of the economy on the retail drycleaning industry and, to a lesser extent, a greater use of casual dress.

The Company, through its DRYCLEAN USA License Corp. wholly-owned indirect subsidiary, owns the worldwide rights to the name DRYCLEAN USA®, which the Company franchises and licenses to retail drycleaners in the United States, the Caribbean and Latin America.

DRYCLEAN USA Development Corp., a wholly-owned indirect subsidiary, enters into leases for new retail drycleaning establishments for resale to third parties.

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

Products

The Company sells a broad line of commercial and industrial laundry and drycleaning equipment and steam boilers and process steam systems, as well as related replacement parts and accessories.

The commercial and industrial laundry equipment distributed by the Company features washers and dryers, including tunnel systems and coin-operated machines, many of which are designed to reduce utility and water consumption.  In addition, the Company sells water reuse and heat reclamation systems, sheet feeders, flatwork ironers, automatic towel and sheet folders and stackers.

The drycleaning equipment distributed by the Company includes commercial drycleaning machines, most of which, including the Company’s proprietary Green-Jet® dry-wetcleaning machine, are environmentally friendly because they eliminate the use of perchloroethylene (Perc) in the drycleaning process, thereby eliminating the health and environmental concerns that Perc poses to customers and their landlords.  This line of products also includes garment presses, finishing equipment, sorting and storage conveyors and accessories.

Boiler products consist of high efficiency, low emission steam boilers, steam systems and hot water systems that are used in the laundry and drycleaning industry for temperature control, heating, pressing and de-wrinkling and in the healthcare industry, food and beverage industry and in other industrial markets for sterilization, product sealing and other purposes.

The Company also sells replacement parts and accessories for the products it sells.

The products sold by the Company are positioned and priced to appeal to customers in each of the high-end, mid-range and value priced markets.  These products are offered in a wide range of price points to address the needs of a diverse customer base.  Suggested prices for most of the Company’s products range from approximately $5,000 to $500,000.  The products supplied by the Company afford the Company’s customers a “one-stop shop” for commercial and industrial laundry and drycleaning machines, boilers and accessories.  By providing “one-stop” shopping, the Company believes it is better able to attract and support potential customers who can choose from the Company’s broad product line.  The products and parts sold by the Company accounted for approximately 99% of revenues in each of the years ended June 30, 2011 (“fiscal 2011”) and June 30, 2010 (“fiscal 2010”).

In addition, the Company, under the name DRYCLEAN USA®, currently franchises and licenses drycleaning stores in the United States, the Caribbean and Latin America.  During each of fiscal 2011 and fiscal 2010, the Company’s license and franchise segment contributed less than 1% of the Company’s revenues.  During the fourth quarter of fiscal 2011, the Company established a small office in Mexico, as a subsidiary of DRYCLEAN USA License Corp., to seek to expand the number of area franchises and increase sales in Mexico.

DRYCLEAN USA Development Corp. enters into leases for new drycleaning establishments for resale to third parties.  In recent years, this area of business has produced nominal revenues.

Customers and Markets

The Company’s customer base consists of approximately 1,700 customers in the United States, the Caribbean and Latin America.  The Company’s commercial and industrial laundry equipment and boilers are sold primarily to laundry plants, hotels, motels, cruise lines, hospitals, hospital combines, nursing homes, government institutions, distributors and specialized users.  Drycleaning equipment is sold primarily to independent and franchise drycleaning stores, chains and higher-end hotels.  No customer accounted for more than 10% of the Company’s revenues during fiscal 2011 and 2010.

Sales, Marketing and Customer Support

The laundry and drycleaning equipment products and boilers marketed by the Company are sold to its customers in the United States, the Caribbean and Latin America, as well as customers of its DRYCLEAN USA® licensing subsidiary.  The Company employs sales executives to market its proprietary and distributed products in the United States and in international markets.  A substantial portion of sales orders for equipment and replacement parts and accessories are obtained by telephone, e-mail and fax inquiries originated by the customer or by the Company, and significant repeat sales are derived from existing customers.  The Company supports product sales by advertising in trade publications, participating in trade shows and engaging in regional promotions and sales incentive programs.

The Company seeks to establish customer satisfaction by offering:

•	competitive pricing;

•	maintenance of a comprehensive replacement parts and accessories inventory, often with same day or overnight availability;

•	design and layout assistance;

•	a toll-free support line to resolve customer service problems; and

•	warranty, preventive maintenance and on-site training performed by factory trained technicians.

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

Foreign Sales

For the years ended June 30, 2011 and 2010, export revenues, principally to the Caribbean and Latin America, aggregated approximately $4,739,000 and $4,650,000, respectively, of which approximately $4,629,000 and $4,548,000, respectively, related to commercial and industrial laundry and drycleaning equipment and boilers.

All of the Company’s export sales require the customer to make payment in United States dollars.  Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Sources of Supply

The Company purchases laundry, drycleaning machines, boilers and the other products from a number of manufacturers and suppliers.  Two of these manufacturers accounted for approximately 35% and 15%, respectively, of the Company’s purchases for the year ended June 30, 2011.  These manufacturers accounted for approximately 22% and 21%, respectively, of the Company’s purchases for the year ended June 30, 2010.  The major manufacturers of the products sold by the Company are Pellerin Milnor Corporation, Chicago Dryer Company and Cleaver Brooks Inc.  Historically, the Company has not experienced difficulty in purchasing products it distributes, and believes it has good working relationships with those from which it purchases products.

While the Company has a formal contract with only a few of the manufacturers of the products sold by it, it has established long-standing relationships with these manufacturers.  The Company’s management believes its relationships with manufacturers and suppliers provide the Company with a substantial competitive advantage, including exclusivity for certain products in certain areas and favorable prices and terms.  The loss of certain of these vendor relationships could adversely affect the Company’s business.

Due to special options and features on most of the larger and more expensive equipment ordered by customers, in most instances, the Company purchases the equipment sold by it after its receipt of the orders from its customers.  However, the Company also maintains an inventory of more standardized and smaller physical sized  equipment that often require more rapid delivery to meet customer needs.  The Company’s close working relationship with its manufacturers and suppliers enables the Company to adjust orders and delivery schedules rapidly and efficiently to reflect any change in customer demands.

The Company’s current bank revolving credit facility includes a $250,000 foreign exchange subfacility for the purpose of enabling the Company to mitigate its currency exposure, through spot foreign exchange and forward exchange contracts, with respect to certain equipment it imports.  There were no open foreign exchange contracts at either June 30, 2011 or 2010.

Competition

The commercial and industrial laundry, drycleaning equipment and boiler distribution business is highly competitive and fragmented, with over 100 full-line or partial-line equipment distributors in the United States.  The Company’s management believes that no one distributor has a major share of the market; substantially all distributors are independently owned; and, with the exception of several regional distributors, distributors operate primarily in local markets.  In Florida, the Company’s principal domestic market, the Company’s primary competition is from a number of full line distributors, which operate throughout Florida.  In the export market, the Company competes with distributors in other markets as well.  Competition is based primarily on price, product quality, delivery and support services provided to the customer.  In all geographic areas, the Company competes by offering an extensive product selection, value-added services, such as product inspection and quality assurance, a toll-free customer support line, reliability, warehouse location, price, competitive special features and, with respect to certain products, exclusivity from the manufacturer.

As a franchisor/licensor of retail drycleaning stores, DRYCLEAN USA License Corp. competes with several other franchisors and turn-key suppliers of drycleaning stores primarily on the basis of trademark recognition and reputation.

Research and Development

Research and development expense has become minimal as most of the Company’s products are distributed for manufacturers that perform their own research and development.

Patents and Trademarks

The Company is the owner of United States service mark registrations for the names Enviro-Star®, Aero-Tech®, Multi-Jet® and Green-Jet®, which are used in connection with its laundry and drycleaning equipment, and of DRYCLEAN USA®, which is licensed by it to retail drycleaning establishments.  The Company intends to use and protect these or related service marks, as necessary.  The Company believes its trademarks and service marks have significant value and are an important factor in the marketing of its products.  A patent was granted in May 2005 for the protection of the Company’s Green-Jet® dry-wetcleaning machine in the United States.  The patent will expire in May 2021.

Compliance with Environmental and Other Government Laws and Regulations

Over the past several decades federal, state and local governments in the United States and various other countries have enacted environmental protection laws in response to public concerns about the environment, including with respect to perchloroethylene (Perc), the primary cleaning agent historically used in the commercial and industrial drycleaning process.  A number of industries, including the commercial and industrial drycleaning and laundry equipment industries, are subject to these evolving laws and implementing regulations.  As a supplier to the industry, the Company serves customers who are primarily responsible for compliance with environmental regulations.  Among the United States federal laws that the Company believes are applicable to the industry are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which provides for the investigation and remediation of hazardous waste sites; the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), which regulates the generation and transportation of hazardous waste as well as its treatment, storage and disposal; and the Occupational Safety and Health Administration Act (“OSHA”), which regulates exposure to toxic substances and other health and safety hazards in the workplace.  Most states and a number of localities have laws that regulate the environment which are at least as stringent as the federal laws.  In Florida, for example, in which a significant amount of the Company’s drycleaning and laundry equipment sales are made, environmental matters are regulated by the Florida Department of Environmental Protection which generally follows the United States government’s Environmental Protection Agency’s (“EPA”) policy in the EPA’s implementation of CERCLA and RCRA and closely adheres to OSHA’s standards.

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

Employees

The Company currently employs 29 employees on a full-time basis, of whom three serve in executive management capacities, thirteen are engaged in sales and marketing, eight are administrative and clerical personnel and five are service and warehouse support personnel.  None of the Company’s employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages.  The Company believes that its relations with employees are satisfactory.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company’s executive offices and the main distribution center for its products are housed in two leased adjacent facilities totaling approximately 38,000 square feet in Miami, Florida.  The Company believes its facilities are adequate for its present and anticipated future needs. The following table sets forth certain information concerning the leases at these facilities:

Facility	Approximate Sq. Ft.	Expiration
Miami, Florida (1)	27,000	October 2014

Miami, Florida	11,000	December 2014
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

	High	Low
Fiscal 2011
First Quarter	$1.18	$1.05
Second Quarter	1.20	1.02
Third Quarter	1.52	1.07
Fourth Quarter	1.44	1.02

Fiscal 2010
First Quarter	$1.10	$.85
Second Quarter	1.25	.80
Third Quarter	1.30	1.13
Fourth Quarter	1.30	.97

As of September 23, 2011, there were approximately 320 holders of record of the Company’s Common Stock.

The Company is a party to a Loan and Security Agreement with a commercial bank, which, among other things, provides that the Company may declare or pay dividends only to the extent that the dividend payment would not reasonably likely result in a failure by the Company to maintain specified consolidated debt service or short-term debt to equity ratios.

The Company did not sell any equity securities during the year ended June 30, 2011 that were not registered under the Securities Act of 1933, as amended.  The Company did not purchase any shares of its common stock during the fourth quarter of fiscal 2011.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto which appear in Item 8 of this Report.

Overview

Revenues for fiscal 2011 increased by 8.7% over fiscal 2010, despite a weak economy.  The increase in revenues is mostly attributed to boiler sales, which increased by 60.2%, although both sales of laundry equipment and spare parts also increased.  Foreign sales increased by 1.9%.  These increases offset a decrease in drycleaning sales.  The Company’s gross profit margins decreased slightly while selling, general and administrative expenses increased by 1.3% over fiscal 2010.

Inventories at the end of fiscal 2011 were 25.7% higher than fiscal 2010 to support an increased backlog, as incoming orders trended higher during the year. Despite the increased investment in inventory, cash increased by $845,642 to $6,907,020 aided by increased customer deposits.

During the fourth quarter of fiscal 2011, the Company established a small office in Mexico as a subsidiary of DRYCLEAN USA License Corp. to seek to expand the number of area franchises and increase sales.

While the economy is expected to grow slowly in fiscal 2012, it still presents a challenge to the Company as credit remains tight and new installations are difficult to finance.  However, the Company has increased its sales staff to cover improving spare parts sales and to increase coverage of under-represented areas. The Company believes that, with its strong financial position and its increased sales staff, it is positioned to take advantage of an improving economy.

Liquidity and Capital Resources

For the twelve month period ended June 30, 2011, cash increased by $845,642 compared to an increase of $600,424 during fiscal 2010.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Years Ended June 30,
Net cash provided (used) by:	2011	2010
Operating activities	$868,997	$617,994
Investing activities	(23,355)	(17,570)
Net increase in cash	$845,642	$600,424

For the twelve month period ended June 30, 2011, operating activities provided cash of $868,997 compared to $617,994 of cash provided by operating activities in fiscal 2010.

Cash provided by operating activities in fiscal 2011 was primarily provided by the Company’s net earnings of $603,773 and by an increase of $389,728 in customer deposits. The increase in customer deposits resulted from increased orders which trended higher than sales during the period.  Cash was also provided by non-cash expenses for depreciation and amortization of $55,872, bad debts of $10,511 and a benefit of $36,382 in deferred income taxes. Other changes in operating assets and liabilities providing cash were increases in income taxes payable of $41,451 and accrued employee expenses of $22,007 and decreases in leases and mortgages receivable of $10,913 and other current assets of $11,161.  The primary use of cash in fiscal 2011 was an increase in inventories of $416,857, partially offset by a $208,008 increase in accounts payable and accrued expenses representing unpaid invoices not yet due to support the increase in inventories.  Other uses of cash consisted of a $52,964 increase in accounts and trade notes receivable and a reduction of $50,988 in inventory reserves.  This reserve was placed against returned inventory in prior years which the Company resold during the first quarter of fiscal 2011.

Two significant categories affecting cash in fiscal 2010 were an increase in cash due to a decrease of $1,176,113 in inventories, offset by a $1,068,795 reduction of cash due to a lower level of customer deposits.  Inventories for the period were reduced in line with incoming orders and a decrease in backlog.  Customer deposits decreased due to the shipments made in fiscal 2010 from the Company’s backlog while new orders trended lower than shipments.  In addition, cash was increased by the Company’s net earnings of $414,066 and non-cash expenses for depreciation and amortization of $75,054 and a benefit of $ 25,809 in deferred income taxes, partially offset by the collection of a $35,000 accounts receivable which resulted in a reversal of a previously recognized bad debt expense.  Cash was also contributed by a net reduction in income taxes of $57,316 and other current assets of $105,472, an increase of $99,385 in accounts payable and accrued expenses and a $92,765 increase in accrued employee expenses partially offset by reductions in cash caused by an increase in accounts and trade notes receivable of $225,931 and the existence of leases and mortgages receivable of $113,622.

Investing activities used cash of $23,355 and $17,570 for the years ended June 30, 2011 and 2010, respectively, mostly for capital expenditures.

There were no expenditures in financing activities during fiscal 2011 or fiscal 2010.

On November 1, 2010, the Company received an extension until October 30, 2011 of its existing $2,250,000 revolving line of credit facility.  The Company’s obligations under the facility continue to be guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets.  No amounts were outstanding under this facility at June 30, 2011 or June 30, 2010 nor were there any amounts outstanding at any time during fiscal 2011 or fiscal 2010.  The Company intends to renew, and believes the bank will agree to renew, this line for another year.

The Company believes that its existing cash, cash equivalents, net cash from operations and sources of liquidity will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

	Year Ended June 30,
	2011	2010
Net sales	$20,963,876	$19,266,533	+8.8%
Development fees, franchise and license fees, commissions and other	361,851	358,671	+.9%
Total revenues	$21,325,727	$19,625,204	+8.7%

Net sales for the year ended June 30, 2011 increased by $1,697,343 (8.8%) over fiscal 2010.  Incoming orders generally trended higher during the year despite the improving, but slow, economy.  For the twelve month period ended June 30, 2011, sales of laundry equipment increased by 5.7%, boiler sales increased by 60.2% and spare parts sales increased by 8.0% over fiscal 2010.  The significant increase in boiler sales was attributed to a new and larger line of boilers which the Company began to distribute toward the beginning of fiscal 2010.  These increases were offset by a decrease in drycleaning equipment sales of 29.9%. As previously reported, drycleaning equipment sales continue to decline as fewer drycleaning establishments and plants are opened.  Foreign sales increased by $88,512 (1.9%) in fiscal 2011 over fiscal 2010.

Development fees, franchise and licensing fees, commissions and other income increased by $3,180 (.9%) for the year ended June 30, 2011 over fiscal 2010.  The increase was mainly attributable to an increase in licensing fees.

	Year Ended June 30,
	2011	2010
As a percentage of net sales:
Cost of sales	76.4%	76.1%
As a percentage of revenues:
Selling, general and administrative expenses	20.4%	21.9%
Total expenses	95.5%	96.7%

Cost of goods sold, expressed as a percentage of sales, increased to 76.4% in fiscal 2011 from 76.1% in fiscal 2010.  The percentage varies slightly from year to year due to the mix of products sold.  Equipment sales carry a smaller margin compared to spare parts sales.

Selling, general and administrative expenses increased by $54,295 (1.3%) in fiscal 2011 from fiscal 2010, but decreased as a percentage of revenues to 20.4% from 21.9%.  The increase in dollar amount was partially due to increases in payroll expenses and travel and entertainment expenses resulting from an increased sales staff.  These increases were partially offset by reductions in professional fees, insurance and rent expenses, as the Company did not renew a lease for some under-utilized space.  The improvement as a percentage of revenue was due to the increased level of sales enabling the Company to better absorb fixed and variable expenses.

Interest income increased by $8,415 (63.7%), in fiscal 2011 from fiscal 2010 due to the increased investment by the Company in equipment leases and mortgages.

The Company’s effective income tax rate increased to 38.1% in fiscal 2011 from 37.9% in fiscal 2010.  The slight variation in percentage reflects changes in both permanent and temporary adjustments to taxable income.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases 27,000 square feet of warehouse and office space from the Sheila Steiner Revocable Trust.  The trustees of this trust are Sheila Steiner, her husband, William K. Steiner, and her son, Michael S. Steiner.  Sheila Steiner, William K. Steiner, who is Chairman of the Board of Directors and a director of the Company, and Michael S. Steiner, who is President and a director of the Company, are trustees of another trust which is a principal shareholder of the Company.  Michael Steiner, individually, is also a principal shareholder of the Company.  Annual rental expense under this lease was approximately $116,100 in fiscal 2011 and $112,700 in fiscal 2010.  The lease was for an original three year term which commenced on November 1, 2005, with two three-year renewal options in favor of the Company.  The Company has exercised the second renewal option, extending the lease until October 31, 2014.  The lease provides for annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year.  The Company bears the cost of real estate taxes, utilities, maintenance, non-structural repairs and insurance.  The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

In fiscal 2011 and 2010, the Company paid a law firm, in which a director is Senior Counsel, approximately $44,300 and $53,100, respectively, for legal services performed.

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

Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent and franchise dry clean stores and chains, laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions and distributors.  The Company performs continuing credit evaluations of its customers’ financial condition and, depending on the term of credit, the amount of the credit granted and management’s past history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable.  Senior management reviews accounts and notes receivable on a regular basis to determine if any such amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve based on older aged amounts, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available to management, it believes the Company’s allowance for doubtful accounts as of June 30, 2011 is adequate. However, actual write-offs might exceed the recorded allowance.

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

Recently Adopted Accounting Guidance:

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” which amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.  The Company adopted this accounting guidance beginning July 1, 2010.  The adoption of this accounting guidance did not to have a material impact on the Company’s financial statements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  ASU No. 2010-06 became effective for the first interim or annual reporting period for the Company beginning on January 1, 2010, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning for the Company on July 1, 2011 and for interim reporting periods thereafter.  Early application is permitted and comparative disclosures are not required in the period of initial adoption.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss” (“ASU 2010-20”).  ASU 2010-20 amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables.  ASU 2010-20 is effective for interim or annual fiscal years for the Company beginning January 1, 2011.  The Company’s adoption of ASU 2010-20 did not have a material impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks.

All of the Company’s export sales require the customer to make payment in United States dollars.  Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.  The Company has, at times in the past, paid certain suppliers in Euros.  The Company’s bank revolving credit facility contains a $250,000 foreign exchange subfacility for this purpose.  The Company had no foreign exchange contracts outstanding at June 30, 2011 and 2010.

The Company’s cash and cash equivalents are maintained in bank accounts, including a bank money market account, and in a tax-free municipal money market fund, which bear interest at prevailing interest rates.  Interest income increased by $8,415 (63.7%) in fiscal 2011 from fiscal 2010 as a result of the increased investment by the Company in equipment leases and mortgages.

Item 8.	Financial Statements and Supplementary Data.

EnviroStar, Inc. and Subsidiaries

Index to Consolidated Financial Statements

 Page

Report of Independent Registered Public Accounting Firm	18

Consolidated Balance Sheets at June 30, 2011 and 2010	19

Consolidated Statements of Operations for the years ended June 30, 2011 and 2010	20

Consolidated Statements of Shareholder's Equity for the years ended June 30, 2011 and 2010	21

Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010	22

Notes to Consolidated Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
EnviroStar, Inc. and Subsidiaries:
Miami, Florida

We have audited the accompanying consolidated balance sheets of EnviroStar, Inc. and Subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnviroStar, Inc. and Subsidiaries as of June 30, 2011 and 2010 and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mallah Furman

Fort Lauderdale, Florida
September 22, 2011

EnviroStar, Inc. and Subsidiaries

Consolidated Balance Sheets

	2011	2010
June 30,
Assets

Current assets
Cash and cash equivalents	$6,907,020	$6,061,378
Accounts and trade notes receivable, net of allowance for doubtful accounts of $165,000 and $180,000, respectively	1,227,491	1,185,039
Inventories, net	2,290,904	1,823,059
Leases and mortgages receivable, net	68,740	63,229
Deferred income taxes	124,431	148,718
Other current assets	59,028	70,189

Total current assets	10,677,614	9,351,612
Leases and mortgages receivable – due after one year	33,969	50,393

Equipment and improvements, net	156,792	174,848

Franchise license, trademarks and other intangible assets, net	79,279	93,739

Deferred income taxes	47,847	59,942
Total assets	$10,995,501	$9,730,534

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$1,021,054	$813,046
Accrued employee expenses	621,482	599,475
Income taxes payable	47,547	6,096
Customer deposits	1,168,755	779,027

Total current liabilities	2,858,838	2,197,644
Total liabilities	2,858,838	2,197,644

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, $1.00 par value:
Authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $0.025 par value:
Authorized shares – 15,000,000; 7,065,500, shares issued, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	5,868,894	5,265,121
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)

Total shareholders’ equity	8,136,663	7,532,890
Total liabilities and shareholders’ equity	$10,995,501	$9,730,534

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended June 30,	2011	2010

Revenues:
Net sales	$20,963,876	$19,266,533
Development fees, franchise and license fees, commission income and other revenue	361,851	358,671

Total	21,325,727	19,625,204

Cost of sales, net	16,015,892	14,669,163
Selling, general and administrative expenses	4,356,358	4,302,063

Total	20,372,250	18,971,226

Operating income	953,477	653,978

Other income and expense:
Interest income	21,628	13,213

Earnings before provision for income taxes	975,105	667,191
Provision for income taxes	371,332	253,125

Net earnings	$603,773	$414,066

Net earnings per share – basic and diluted	$.09	$.06

Weighted average number of basic and diluted common shares outstanding	7,033,732	7,033,732

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total

Balance at June 30, 2009	7,065,500	$176,638	$2,095,069	31,768	$(3,938)	$4,851,055	$7,118,824

Net earnings	-	-	-	-	-	414,066	414,066
Balance at June 30, 2010	7,065,500	176,638	2,095,069	31,768	(3,938)	5,265,121	7,532,890

Net earnings	-	-	-	-	-	603,773	603,773
Balance at June 30, 2011	7,065,500	$176,638	$2,095,069	31,768	$(3,938)	$5,868,894	$8,136,663

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended June 30,	2011	2010

Operating activities:
Net income	$603,773	$414,066
Adjustments to reconcile net income to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	55,872	75,054
Bad debt expense	10,511	(22,894)
Inventory reserve	(50,988)	3,256
Provision for deferred income taxes	36,382	25,809
(Increase) decrease in operating assets:
Accounts and trade notes receivables	(52,964)	(225,931)
Inventories	(416,857)	1,176,113
Leases and mortgages receivable	10,913	(113,622)
Refundable income taxes	-	51,220
Other current assets	11,161	105,472
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	208,008	99,385
Accrued employee expenses	22,007	92,765
Income taxes payable	41,451	6,096
Customer deposits	389,728	(1,068,795)

Net cash provided by operating activities	868,997	617,994

Investing activities:
Net capital expenditures	(23,355)	(17,570)

Net cash used by investing activities	(23,355)	(17,570)

Net increase in cash and cash equivalents	845,642	600,424
Cash and cash equivalents at beginning of year	6,061,378	5,460,954

Cash and cash equivalents at end of year	$6,907,020	$6,061,378

Supplemental Information:
Cash paid for income taxes	$293,500	$160,000

The accompanying notes are an integral part of these consolidated financial statements.

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

Revenue Recognition
Products are generally shipped FOB from the Company’s warehouse or drop shipped from the Company’s Vendor FOB, at which time risk of loss and title passes to the purchaser.  Revenue is recognized when there is persuasive evidence of the arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured.  In some cases, the Company collects non-income related taxes, including sales and use tax, from its customers and remits those taxes to governmental authorities.  The Company presents revenues net of these taxes.  Shipping, delivery and handling fee income of approximately $720,000 and $680,000 for the years ended June 30, 2011 and 2010, respectively, is included in revenues in the consolidated financial statements.  Shipping, delivery and handling costs are included in cost of sales.

Individual franchise arrangements include a license and provide for payment of initial fees, as well as continuing royalties.  Initial franchise fees are generally recorded upon the opening of the franchised store, which is evidenced by a certificate from the franchisee, indicating that the store has opened, and collectability is reasonably assured.  Continuing royalties represent regular contractual payments received for the use of the “DRYCLEAN USA” marks, which are recognized as revenue when earned, generally on a straight line basis.  Royalty fees recognized during the years ended June 30, 2011 and 2010 were approximately $145,000 and $128,000, respectively.

Commissions and development fees are recorded when earned, generally when the services are performed or the transaction is closed.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Accounts and Trade Notes Receivable
Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent and franchise dry cleaning stores and chains, laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions and distributors.  The Company performs continuing credit evaluations of its customers’ financial condition and, depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable.  Senior management reviews accounts and notes receivable on a regular basis to determine if any amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off.  Based on the information available, as of June 30, 2011, management decreased the Company’s allowance for doubtful accounts to $165,000, a decrease of $15,000 from June 30, 2010.  However, actual write-offs might vary from the recorded allowance.

Leases and Mortgages Receivable
The Company sells products to certain customers under lease and mortgage arrangements for terms typically ranging from one to five years.  The Company accounts for these sales-type leases according to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, “Leases,” and, accordingly, recognizes current and long-term leases and mortgages receivable, net of unearned income, on the accompanying consolidated balance sheets.  The present value of all payments is recorded as sales and the related cost of the equipment is charged to cost of sales.  The associated interest is recorded over the term of the lease or mortgage using the effective interest method.

Inventories
Inventories consist principally of equipment and spare parts.  Equipment is valued at the lower of cost, determined on the specific identification method, or market.  Spare parts are valued at the lower of average cost or market.

Equipment, Improvements and Depreciation
Property and equipment are stated at cost.  Depreciation and amortization are calculated on accelerated and straight-line methods over lives of five to seven years for furniture and equipment and the lesser of ten years or the life of the lease for leasehold improvements for financial reporting purposes, except that leasehold improvements are amortized over 39 years for income tax purposes.  Repairs and maintenance costs are expensed as incurred.

Franchise License, Trademark and Other Intangible Assets
The Company follows ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”), which requires that finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized.  Franchise license, trademark, and other finite-lived intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over the estimated future periods to be benefited (10-15 years).  Patents are amortized over the shorter of the patent’s useful life or legal life from the date the patent is granted.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Asset Impairments
ASC Topic 360, “Property, Plant, and Equipment” (“ASC 360”) and ASC 350 require the Company to periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and certain identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell.  The Company has concluded that there was no impairment of long-lived assets in fiscal 2011 or fiscal 2010.

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

Earnings Per Share
Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding during each year.  The Company had no dilutive securities outstanding during fiscal 2011 or fiscal 2010.

Advertising Costs
The Company expenses the cost of advertising as of the first date an advertisement is run.  The Company expensed approximately $64,000 and $83,000 of advertising costs for the years ended June 30, 2011 and 2010, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash and cash equivalents, accounts and trade notes receivable, accounts payable and accrued expenses.  Due to their relatively short-term nature or variable rates, the carrying amounts of those financial instruments, as reflected in the accompanying consolidated balance sheets, approximate their estimated fair value.  Their estimated fair value is not necessarily indicative of the amounts the Company could realize from those assets in a current market exchange or of future earnings or cash flows.

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

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Significant judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets.  Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the asset will not be realized.   There were no valuation allowances during fiscal 2011 or fiscal 2010.

The Company follows the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109,” which has been codified in ASC 740.  ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  ASC 740 did not result in any adjustment to the Company’s provision for income taxes.

Recently Adopted Accounting Guidance
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” which amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.  The Company adopted this accounting guidance beginning July 1, 2010.  The adoption of this accounting guidance did not to have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  ASU No. 2010-06 became effective for the first interim or annual reporting period for the Company beginning on January 1, 2010, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning for the Company on July 1, 2011 and for interim reporting periods thereafter.  Early application is permitted and comparative disclosures are not required in the period of initial adoption.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss” (“ASU 2010-20”).  ASU 2010-20 amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables.  ASU 2010-20 is effective for the Company for interim and annual fiscal periods beginning January 1, 2011.  The Company’s adoption of ASU 2010-20 did not have a material impact on its consolidated financial statements.

2. Inventories	Inventories are comprised of:

June 30,	2011	2010

Equipment	$1,403,654	$1,051,966
Parts	958,221	894,943
	2,361,875	1,946,909
Less reserve	(70,971)	(123,850)
	$2,290,904	$1,823,059

The Company has established reserves of $70,971 and $123,850 for the years ended June 30, 2011 and 2010, respectively, against slow moving inventory. For the year ended June 30, 2011 and 2010, the Company wrote-down approximately $4,400 and $9,600, respectively, in slow moving inventory.

3. Equipment and Improvements	Major classes of equipment and improvements consist of the following:

June 30,	2011	2010

Furniture and equipment	$463,543	$461,616
Leasehold improvements	375,012	355,483
	838,555	817,099
Less accumulated depreciation and amortization	(681,763)	(642,251)
	$156,792	$174,848

Depreciation and amortization of equipment and improvements amounted to $39,512 and $51,974 for the years ended June 30, 2011 and 2010, respectively.

4. Intangible Assets	Franchise license, trademarks and other intangible assets consist of the following:

	Estimated Useful Lives (in years)	June 30, 2011	June 30, 2010

Franchise license agreements	10	$529,500	$529,500
Trademarks, patents and Tradenames	10-15	230,129	228,229
		759,629	757,729
Less accumulated amortization		(680,350)	(663,990)
		$79,279	$93,739

Amortization expense was $16,360 in fiscal 2011 and $23,080 in fiscal 2010.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5. Leases and Mortgages Receivable
Leases and mortgages receivable result from customer leases of equipment under arrangements which qualify as sales type leases.  At June 30, 2011 and 2010, future lease payments, net of deferred interest ($14,100 and $13,679 at June 30, 2011 and 2010, respectively), due under these leases was $102,709 and $113,622, respectively.

6. Income Taxes	The following are the components of income taxes:

Years ended June 30,	2011	2010

Current
Federal	$285,994	$194,092
State	48,956	33,224
	334,950	227,316

Deferred
Federal	31,064	22,037
State	5,318	3,772
	36,382	25,809
	$371,332	$253,125

The reconciliation of income tax expense computed at the Federal statutory tax rate of 34% to the provision for income taxes is as follows:

Years ended June 30,	2011	2010

Tax at the statutory rate	$331,536	$226,845
State income taxes, net of federal benefit	35,396	24,219
Other	4,400	2,061
	$371,332	$253,125

Effective tax rate	38.1%	37.9%

Deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes.  Significant components of the Company’s current and noncurrent deferred tax assets and liabilities are as follows:

Years ended June 30,	2011	2010

Current deferred tax asset:
Allowance for doubtful accounts	$62,090	$67,734
Inventory capitalization	35,634	35,090
Inventory reserves	26,707	45,894
	124,431	148,718

Noncurrent deferred tax asset:
Equipment and improvements	5,035	3,270
Franchise, trademarks and other intangible assets	42,812	56,672
	47,847	59,942
Total net deferred income tax asset	$172,278	$208,660

As of June 30, 2011, the Company was subject to potential Federal and State tax examinations for the tax years 2007 through 2010.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Credit Agreement and Term Loan
The Company is a party to a bank loan agreement which provides the Company with a revolving credit facility of $2,250,000, including a $1,000,000 letter of credit subfacility and $250,000 foreign exchange subfacility.  Borrowings under the revolving credit facility bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate, are guaranteed by all of the Company’s subsidiaries and are collateralized by substantially all of the Company’s and its subsidiaries’ assets.  The revolving credit facility matures October 30, 2011.  During fiscal 2011 and fiscal 2010, there were no borrowings, letters of credit or foreign exchange contracts outstanding under the line of credit.  The loan agreement requires maintenance of certain debt service coverage and leverage ratios and contains other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments.  The Company was in compliance with these covenants at June 30, 2011 and 2010.

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

The lease was for an original three year term which commenced on November 1, 2005, with two three-year renewal options in favor of the Company.  The Company has exercised the second renewal option, extending the lease until October 31, 2014.  The lease provides for annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year.  The Company bears the cost of real estate taxes, utilities, maintenance, non-structural repairs and insurance.  The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.  Annual rental expense under this lease was approximately $116,100 in fiscal 2011 and $112,700 in fiscal 2010.

The Company paid a law firm, in which a director is Senior Counsel, approximately $44,300 and $53,100 in fiscal 2011 and 2010, respectively, for legal services performed.

9. Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts and trade receivables and leases and mortgages receivable.  The Company maintains its cash and cash equivalents, including a money market account, at a large bank and a tax-free municipal money market fund at a large brokerage firm.  At times, the bank deposits may exceed Federal Deposit Insurance Corporation (FDIC) and the brokerage account may exceed Securities Investor Protection Corporation (SIPC) limits.  In addition to SIPC protection, the broker also maintains excess SIPC insurance with a large and reputable insurance carrier.  Concentrations of credit risk with respect to trade receivables are limited due to a large customer base.  Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10. Commitments
In addition to the warehouse and office space leased from the Sheila Steiner Revocable Trust (see Note 8), the Company leases an additional warehouse facility from an unrelated third party under an operating lease expiring in December 2014.  Minimum future rental commitments for both leases approximate the following:

Years ending June 30,

2012	$164,500
2013	170,300
2014	174,000
2015	66,200
2016	-
Total	$575,000

Rent expense under all leases aggregated approximately $163,700 and $188,000 for the years ended June 30, 2011 and 2010, respectively.

As of June 30, 2010, the Company had no outstanding letters of credit.

The Company, through its manufacturers, provides parts warranties for products sold.  These warranties are the responsibility of the manufacturer.  As such, warranty related expenses are insignificant to the consolidated financial statements.

11. Retirement Plan
The Company has a participatory deferred compensation plan under which it matches employee contributions up to 2% of an eligible employee’s yearly compensation.  Employees are eligible to participate in the plan after one year of service.  The Company contributed approximately $14,200 and $15,600 to the Plan during fiscal 2011 and fiscal 2010, respectively.  The plan is qualified under Section 401(k) of the Internal Revenue Code.

12. Stock Options
The Company’s 2000 Stock Option Plan was the Company’s only stock-based compensation plans in effect during fiscal 2011 or fiscal 2010.  No options were granted under the plan in fiscal 2011 or fiscal 2010 and no options were outstanding under the plan at June 30, 2011 and 2010.  The 2000 Stock Option Plan expired on May 15, 2010 with no outstanding options.

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

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Financial information for the Company’s business segments is as follows:

Year ended June 30,	2011	2010

Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$21,179,160	$19,497,525
License and franchise operations	146,567	127,679
Total revenues	$21,325,727	$19,625,204

Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$1,165,367	$846,815
License and franchise operations	96,383	131,990
Corporate	(308,273)	(324,827)
Total operating income	$953,477	$653,978

Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$10,293,717	$9,108,375
License and franchise operations	522,012	408,462
Corporate	179,772	213,697
Total assets	$10,995,501	$9,730,534

For the years ended June 30, 2011 and 2010, export revenues, principally to the Caribbean and Latin America, aggregated approximately $4,739,000 and $4,650,000, respectively, of which approximately $4,629,000 and $4,548,000, respectively, related to the commercial and industrial laundry, dry cleaning equipment and boiler segment.  All such sales are denominated in U.S. Dollars and, accordingly, the Company is not exposed to risks of foreign currency fluctuations as a result of such sales.

No customer accounted for more than 10% of the Company’s revenues in either fiscal 2011 or fiscal 2010.

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

Report of Management on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, “internal control over financial reporting” means a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance, based on an appropriate cost-benefit analysis, to the company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that the company’s transactions are recorded as necessary to permit preparation of the company’s financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of the company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the company’s financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, the projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’ management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework.  Based on its assessment, the Company’s management concluded that, as of June 30, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

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

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 11.	Executive Compensation.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 13.	Principal Accountant Fees and Services.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 14.	Exhibits and Financial Statement Schedules.

Exhibit No.	Description

3(a)(1)
Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1963. (Exhibit 3.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(a)(2)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968.  (Exhibit 3.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(a)(3)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983.  (Exhibit 3.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(a)(4)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986.  (Exhibit 3.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(a)(5)
Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986.  (Exhibit 3.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(a)(6)
Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998.  (Exhibit 3.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 30, 1998, File No. 001-14757.)

3(a)(7)
Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999.  (Exhibit 3.1(g) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(a)(8)
Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009.  (Exhibit 3.1(h) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(b)	By-Laws of the Company, as amended. (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, File No. 001-14757.)

4(a)(1)(A)
Loan and Security Agreement, dated as of December 19, 2001, from the Company in favor of Wachovia Bank, National Association, formerly named First Union National Bank (“Wachovia”).  (Exhibit 4.1(a) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)

4(a)(1)(B)	Letter, dated September 23, 2002, between the Company and Wachovia (Exhibit 4(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002, File No. 001-14757.)

4(a)(1)(C)	Letter, dated October 11, 2002, between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 001-14757.)

4(a)(1)(D)	Letter, dated October 22, 2003, between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. File No. 001-14757.)

4(a)(1)(E)
Letter, dated October 28, 2004, between the Company and Wachovia, extending the Company’s revolving credit facility.  (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 001-14757.)

4(a)(1)(F)
Letter, dated October 28, 2004, between the Company and Wachovia, eliminating the borrowing base restriction on borrowings under the Company’s revolving credit facility.  (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 001-14757.)

4(a)(1)(G)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)

4(a)(1)(H)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)

4(a)(l)(I)	Letter, dated as of October 16, 2006, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 23, 2006, File No. 001-14757.)

4(a)(1)(J)	Letter, dated as of October 18, 2007, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 22, 2007, File No. 001-14757.)

4(a)(1)(K)	Letter, dated October 10, 2008, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) September 29, 2008, File No. 001-14757.)

4(a)(1)(L)	Letter, dated October 27, 2009, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) November 3, 2009, File No. 001-14757.)

4(a)(1)(M)	Letter, dated October 29, 2010, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) November 2, 2010, File No. 001-14757.)

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

*10(a)(1)
Commercial lease dated September 9, 2005 between Steiner - Atlantic Corp. and William K. Steiner with respect to Steiner’s facilities located at 290 NE 68 Street, 297 NE 67 Street and 277 NE 67 Street, Miami, Florida.

*10(a)(2)	Letter, dated as of September 29, 2008, from the Company’s wholly-owned subsidiary, Steiner-Atlantic Corp., to Sheila Steiner and William Steiner exercising an option to extend lease.

*10(a)(3)	Letter, dated as of September 23, 2011, from the Company’s wholly-owned subsidiary, Steiner-Atlantic Corp., to Sheila Steiner Revocable Trust exercising an option to extend lease.

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 001-14757.)

21	Subsidiaries of the Company. (Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 001-14757.)

*31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnviroStar, Inc.

Dated: September 26, 2011
	By:	/s/ Michael S. Steiner
Michael S. Steiner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael S. Steiner	President, Chief Executive Officer	September 26, 2011
Michael S. Steiner	(Principal Executive Officer) and Director
/s/ Venerando J. Indelicato	Chief Financial Officer	September 26, 2011
Venerando J. Indelicato	(Principal Financial and Accounting Officer) and Director
/s/ David Blyer	Director	September 26, 2011
David Blyer

/s/ Lloyd Frank	Director	September 26, 2011
Lloyd Frank
/s/ Alan M. Grunspan	Director	September 26, 2011
Alan M. Grunspan
/s/ William K. Steiner	Director	September 26, 2011
William K. Steiner
/s/ Stuart Wagner	Director	September 26, 2011
Stuart Wagner

EXHIBIT INDEX

Exhibit No.                                Description

3(a)(1)
Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 30, 1963. (Exhibit 3.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(a)(2)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968.  (Exhibit 3.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(a)(3)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983.  (Exhibit 3.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(a)(4)
Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986.  (Exhibit 3.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(a)(5)
Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986.  (Exhibit 3.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(a)(6)
Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998.  (Exhibit 3.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(a)(7)
Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999.  (Exhibit 3.1(g) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(a)(8)
Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009.  (Exhibit 3.1(h) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(b)	By-Laws of the Company, as amended. (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, File No. 001-14757.)

4(a)(1)(A)
Loan and Security Agreement, dated as of December 19, 2001, from the Company in favor of Wachovia Bank, National Association, formerly named First Union National Bank (“Wachovia”).  (Exhibit 4.1(a) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)

4(a)(1)(B)	Letter, dated September 23, 2002, between the Company and Wachovia (Exhibit 4(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002, File No. 001-14757.)

4(a)(1)(C)	Letter, dated October 11, 2002, between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 001-14757.)

4(a)(1)(D)	Letter, dated October 22, 2003, between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. File No. 001-14757.)

4(a)(1)(E)
Letter, dated October 28, 2004, between the Company and Wachovia, extending the Company’s revolving credit facility.  (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 001-14757.)

4(a)(1)(F)
Letter, dated October 28, 2004, between the Company and Wachovia, eliminating the borrowing base restriction on borrowings under the Company’s revolving credit facility.  (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 001-14757.)

4(a)(1)(G)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)

4(a)(1)(H)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)

4(a)(l)(I)	Letter, dated as of October 16, 2006, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 23, 2006, File No. 001-14757.)

4(a)(1)(J)	Letter, dated as of October 18, 2007, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 22, 2007, File No. 001-14757.)

4(a)(1)(K)	Letter, dated October 10, 2008, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) September 29, 2008, File No. 001-14757.)

4(a)(1)(L)	Letter, dated October 27, 2009, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) November 3, 2009, File No. 001-14757.)

4(a)(1)(M)	Letter, dated October 29, 2010, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) November 2, 2010, File No. 001-14757.)

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

*10(a)(1)
Commercial lease dated September 9, 2005 between Steiner - Atlantic Corp. and William K. Steiner with respect to Steiner’s facilities located at 290 NE 68 Street, 297 NE 67 Street and 277 NE 67 Street, Miami, Florida.

*10(a)(2)	Letter, dated as of September 29, 2008, from the Company’s wholly-owned subsidiary, Steiner-Atlantic Corp., to Sheila Steiner and William Steiner exercising an option to extend lease.

*10(a)(3)	Letter, dated as of September 23, 2011, from the Company’s wholly-owned subsidiary, Steiner-Atlantic Corp., to Sheila Steiner Revocable Trust exercising an option to extend lease.

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 001-14757.)

21	Subsidiaries of the Company. (Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 001-14757.)

*31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.