Form 10-Q
period 2011-09-30
EnviroStar, Inc.
filed 2011-11-14
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of November 11, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EnviroStar, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	For the three months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Net sales	$6,234,500	$4,676,385
Development fees, franchise and license fees, commission income and other revenue	73,371	177,665
Total revenues	6,307,871	4,854,050

Cost of sales, net	4,787,981	3,570,866
Selling, general and administrative expenses	1,147,485	1,076,541
Total operating expenses	5,935,466	4,647,407

Operating income	372,405	206,643
Interest income	3,877	6,297

Earnings before provision for income taxes	376,282	212,940
Provision for income taxes	142,784	80,988

Net earnings	$233,498	$131,952

Net earnings per share – basic and diluted	$.03	$.02

Weighted average number of basic and diluted common shares outstanding:	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$6,791,165	$6,907,020
Accounts and trade notes receivable, net of allowance for doubtful accounts	2,016,474	1,227,491
Inventories, net	2,469,893	2,290,904
Lease and mortgage receivables, net	46,065	68,740
Deferred income taxes	119,636	124,431
Other current assets	98,061	59,028
Total current assets	11,541,294	10,677,614

Lease and mortgage receivables-due after one year	33,969	33,969

Equipment and improvements, net	147,594	156,792

Franchise license, trademarks and other intangible assets, net	75,932	79,279

Deferred income taxes	52,744	47,847

Total assets	$11,851,533	$10,995,501

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable and accrued expenses	$1,136,920	$1,021,054
Accrued employee expenses	299,812	621,482
Income taxes payable	112,432	47,547
Customer deposits	1,932,208	1,168,755
Total current liabilities	3,481,372	2,858,838

Total liabilities	3,481,372	2,858,838

Shareholders’ Equity
Preferred stock, $1.00 par value: authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $0.025 par value: authorized shares – 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	6,102,392	5,868,894
Treasury stock, 31,768 shares at cost	(3,938)	(3,938)

Total shareholders’ equity	8,370,161	8,136,663

Total liabilities and shareholders’ equity	$11,851,533	$10,995,501

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the three months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating activities:
Net earnings	$233,498	$131,952
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	12,545	14,748
Bad debt expense	450	1,838
Inventory reserve	4,337	(44,603)
(Benefit) provision for deferred income taxes	(102)	18,796
(Increase) decrease in operating assets:
Accounts and trade notes receivables	(789,433)	124,599
Inventories	(183,326)	120,809
Lease and mortgage receivables	22,675	(73,459)
Other current assets	(39,033)	(15,264)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	115,866	139,119
Accrued employee expenses	(321,670)	(315,420)
Income taxes payable	64,885	3,692
Unearned income	—	25,547
Customer deposits	763,453	748,522
Net cash (used) provided by operating activities	(115,855)	880,876
Investing activities:
Capital expenditures, net	—	(1,926)
Net cash used by investing activities	—	(1,926)

Net (decrease) increase in cash and cash equivalents	(115,855)	878,950
Cash and cash equivalents at beginning of period	6,907,020	6,061,378

Cash and cash equivalents at end of period	$6,791,165	$6,940,328

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$78,000	$58,500

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EnviroStar, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies and other footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. The June 30, 2011 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as of that date.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note (2) - Earnings Per Share: Basic earnings per share for the three months ended September 30, 2011 and 2010 are computed as follows:

	For the three months ended September 30,
	2011 (Unaudited)	2010 (Unaudited)
Net income	$233,498	$131,952
Weighted average shares outstanding	7,033,732	7,033,732
Basic and fully diluted earnings per share	$.03	$.02

At September 30, 2011, the Company had no outstanding options to purchase shares of the Company’s common stock or other dilutive securities.

Note (3) - Lease and Mortgage Receivables: Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales type leases. At September 30, 2011, future lease payments, net of deferred interest ($10,459 at September 30, 2011), due under these leases was $80,034. At June 30 2011, future lease payments, net of deferred interest ($14,100 at June 30, 2011), due under these leases was $102,709.

EnviroStar, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note (4) - Revolving Credit Line: The Company’s $2,250,000 bank revolving line of credit facility expired on October 31, 2011. Due to a change in ownership of the Company’s bank lender, a new line of credit facility is in process of being negotiated with the successor bank. While it is management’s belief that a new revolving line will be extended to the Company on similar terms and conditions as under the Company’s former line of credit, there can be no assurance that a new credit facility will be entered into or that the terms of any credit facility, if entered into, will be comparable to the Company’s expired credit facility. The Company’s obligations under the former facility were guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at September 30, 2011 or June 30, 2011, nor were there any amounts outstanding at any time during fiscal 2011 or the first quarter of fiscal 2012. The loan agreement required maintenance of certain debt service coverage and leverage ratios and contained other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at September 30, 2011 and 2010 and June 30, 2011.

Note (5) - Income Taxes: Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of September 30, 2011 and June 30, 2011, the Company had deferred tax assets of $172,380 and $172,278, respectively. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of September 30, 2011, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“Topic 740”). Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the three months ended September 30, 2011, this standard did not result in any adjustment to the Company’s provision for income taxes.

As of September 30, 2011, the Company was subject to potential Federal and State tax examinations for the tax years 2008 through 2011.

EnviroStar Inc and Subsidiaries.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

	For the three months ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$6,260,324	$4,818,646
License and franchise operations	47,547	35,404

Total revenues	$6,307,871	$4,854,050

Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$458,354	$279,910
License and franchise operations	12,518	26,068
Corporate	(98,467)	(99,335)

Total operating income (loss)	$372,405	$206,643

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$11,139,780	$10,293,717
License and franchise operations	531,776	522,012
Corporate	179,977	179,772
Total assets	$11,851,533	$10,995,501

EnviroStar Inc and Subsidiaries.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note (7) - Recently Adopted Accounting Guidance:

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” which amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. The Company adopted this accounting guidance beginning July 1, 2010. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820 (“ASC 820”) and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-06 became effective for the Company beginning July 1, 2010, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning for the Company on July 1, 2011 and for interim reporting periods thereafter. Early application was permitted and comparative disclosures were not required in the period of initial adoption. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss” (“ASU 2010-20”). ASU 2010-20 amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. ASU 2010-20 is effective for interim or annual fiscal years for the Company beginning January 1, 2011. The Company’s adoption of ASU 2010-20 did not have a material impact on its consolidated financial statements

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 provides additional guidance clarifying when the restructuring of a receivable should be considered a troubled debt restructuring. The additional guidance provided by ASU 2011-02 is for determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulty. ASU 2011-02 also ends the deferral of activity-based disclosures related to troubled debt restructurings. The Company adopted ASU 2011-02 in the third quarter of 2011. The adoption of ASU 2011-02 did not impact the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends ASC 820, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company’s adoption of ASU 2011-04 is not expected to have a material effect on the Company’s consolidated financial statements.

Note (8) – Subsequent Events: Except for the expiration of the Company’s bank revolving line of credit facility on October 31, 2011 discussed in Note 4, the Company noted no recognized or non-recognized subsequent events in its evaluation of events and transaction that occurred after September 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

Total revenues for the first quarter of fiscal 2012 increased by 30.0% and net earnings increased by 77.0% over the same period of fiscal 2011. The improved performance was attributable to a 41.4% increase in equipment sales. In addition, spare parts sales increased by 11.5% in the first quarter of fiscal 2012 over the same period of fiscal 2011. Foreign revenues declined by 25.4%. The sluggish economy, both in the United States and abroad, is still a factor that could affect future sales, especially small and mid-size orders, which are more difficult to finance.

Operating activities used cash of $115,855 during the first quarter of fiscal 2012, primarily to support increased accounts and trade notes receivable due to heavy shipments in September 2011 that had not been paid for by quarter end. In addition, during the quarter, inventories increased slightly to support increased orders. However, the Company maintained a strong financial position as the uses of cash were substantially offset by an increase in customer deposits for new orders.

Liquidity and Capital Resources

During the first quarter of fiscal 2012, cash decreased by $115,855 compared to an increase of $878,950 during the same period of fiscal 2011. The following summarizes the Company’s Consolidated Statement of Cash Flows.

	Three Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)
Net cash (used) provided by:
Operating activities	$(115,855)	$880,876
Investing activities	—	(1,926)
Net (decrease) increase in cash	$(115,855)	$878,950

For the three months ended September 30, 2011, operating activities used cash of $115,855 compared to $880,876 of cash provided during the same period of fiscal 2011. The cash used by operating activities in the fiscal 2012 period was primarily due to an increase of $789,433 in accounts and trade notes receivable caused by heavy shipments in September 2011 that had not been paid for by September 30, 2011. This use of cash was largely offset by an increase of $763,453 in customer deposits as orders increased during the period. Cash of $321,670 was used in the first quarter of fiscal 2012 as a result of a decrease in accrued employee expenses as year-end accrued bonuses were paid out during the first quarter. In addition, inventories increased by $183,326 to support the current level of orders. These uses of cash were partially offset predominantly by cash provided by the Company’s net income of $233,498 and non cash expenses for depreciation and amortization of $12,545, an increase in accounts payable and accrued expenses of $115,866 and an increase in income taxes payable of $64,885.

For the three months ended September 30, 2010, operating activities provided cash of $880,876 compared to $367,362 of cash provided during the same period of fiscal 2010. The cash provided by operating activities was primarily due to an increase of $748,522 in customer deposits as incoming orders increased during the quarter. In addition, cash was provided by the Company’s net earnings of $131,952, supplemented by non-cash expenses for depreciation and amortization of $14,748 and a $18,796 provision for deferred taxes. A reduction in inventories provided cash of $120,809, which was partially offset by a $44,603 reduction in an inventory reserve. This reserve was placed against returned equipment in prior years which the Company resold during the first quarter of fiscal 2011. Additional cash was provided by a decrease of $124,599 in accounts and trade notes receivable and an increase of $139,119 in accounts payable and accrued expenses, each resulting in the ordinary course of business. These increases in cash were partially offset by a $315,420 decrease in accrued employee expenses as year-end accrued bonuses were paid out during the first quarter. Cash of $73,459 was also used to increase lease and mortgage receivables.

There were no expenditures for investing activities during the first quarter of fiscal 2012, while $1,926 was used for capital expenditures during the same period of fiscal 2011.

There were no financing activities during the first quarters of fiscal 2012 and 2011.

The Company’s $2,250,000 bank revolving line of credit facility expired on October 31, 2011. Due to a change in ownership of the Company’s bank lender, a new line of credit facility is in process of being negotiated with the successor bank. While it is management’s belief that a new revolving line will be extended to the Company on similar terms and conditions as under the Company’s former line of credit, there can be no assurance that a new credit facility will be entered into or that the terms of any credit facility, if entered into, will be comparable to the Company’s expired credit facility. The Company’s obligations under the former facility were guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at September 30, 2011 or June 30, 2011, nor were there any amounts outstanding at any time during fiscal 2011 or the first quarter of fiscal 2012.

The Company believes that its existing cash, cash equivalents and net cash from operations will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long-term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

	Three Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)%
Net sales	$6,234,500	$4,676,385	+33.3%
Development fees, franchise and license fees, commissions and other income	73,371	177,665	-58.7%
Total revenues	$6,307,871	$4,854,050	+30.0%

Net sales for the three month period ended September 30, 2011 increased by $1,558,115 (33.3%) from the same period of fiscal 2011. The increase in sales was primarily attributed to an improvement in equipment sales, which increased by 41.4%, and an 11.5% increase in spare parts sales. Foreign revenues declined by 25.4%. The sluggish economy, both in the United States and abroad, is still a factor that could affect future sales, especially small to mid-sized orders, which are more difficult to finance.

Revenues of development fees, franchise and license fees, commissions and other income decreased by $104,294, a decline of 58.7%, primarily due to the absence in the fiscal 2012 period of a substantial commission that was paid to the Company in the first quarter of fiscal 2011 on a sale by another distributor for an installation made in the Company’s territory. However, royalties and license fee income increased by 34.3% in the first quarter of fiscal 2012 when compared to the same period of fiscal 2011.

	Three Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)
As a percentage of net sales:
Cost of sales	76.8%	76.4%
As a percentage of revenues:
Selling, general and administrative expenses	18.2%	22.2%
Total expenses	94.1%	95.7%

Costs of goods sold, expressed as a percentage of sales, increased to 76.8% in the first quarter of fiscal 2012 from 76.4% in the same period of fiscal 2011. The comparative increase was due to increased shipments of larger orders in the fiscal 2012 period which carry lower margins and the absence in fiscal 2012 of the sale of certain inventory in the first quarter of fiscal 2011 which had a reserve against it, thereby lowering the Company’s cost of goods sold in the fiscal 2011 period.

Selling, general and administrative expenses increased by $70,944 (6.6%) in the first quarter of fiscal 2012 over the first quarter of fiscal 2011, but as a percentage of revenues improved to 18.2% from 22.2% in the first quarter of fiscal 2012 from the first quarter of fiscal 2011. The increase in dollar amount was mainly due to higher payroll expenses and sales commissions associated with an increased sales staff. These increases were partially offset by slight decreases in other selling, general and administrative expenses. The improvement as a percentage of revenues was due to the absorption of selling, general and administrative expenses over higher revenues.

Interest income decreased by $2,420 (38.4%) in the first quarter of fiscal 2012 from the same period of fiscal 2011, primarily due to lower interest rates.

The Company’s effective income tax rate for the first quarter of fiscal 2012 increased to 38.0% from 37.9% for the same period of fiscal 2011. The slight variation reflects changes in permanent and temporary adjustments to taxable income.

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

The lease was for an original three year term which commenced on November 1, 2005, with two three-year renewal options in favor of the Company. The Company has exercised the second renewal option, extending the lease until October 31, 2014. The lease provides for annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears the cost of real estate taxes, utilities, maintenance, non-structural repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. Rental expense under this lease was approximately $29,300 and $28,400 in the first three months of fiscal 2012 and 2011, respectively.

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s results of operations remain unchanged from those described in the Management’s Discussion an Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period.   Therefore, there can be no assurance that the actual results will not differ from those estimates.

Recently Adopted Accounting Guidance

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements,” which amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements.  The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables.  The Company adopted this accounting guidance beginning July 1, 2010.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820 (“ASC 820”) and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  ASU 2010-06 became effective for the Company beginning July 1, 2010, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning for the Company on July 1, 2011 and for interim reporting periods thereafter.  Early application was permitted and comparative disclosures were not required in the period of initial adoption.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss” (“ASU 2010-20”).  ASU 2010-20 amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables.  ASU 2010-20 is effective for interim or annual fiscal years for the Company beginning January 1, 2011.  The Company’s adoption of ASU 2010-20 did not have a material impact on its consolidated financial statements

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 provides additional guidance clarifying when the restructuring of a receivable should be considered a troubled debt restructuring. The additional guidance provided by ASU 2011-02 is for determining whether a creditor has granted a concession and whether the debtor is experiencing financial difficulty. ASU 2011-02 also ends the deferral of activity-based disclosures related to troubled debt restructurings.  The Company adopted ASU 2011-02 in the third quarter of 2011. The adoption of ASU 2011-02 did not impact the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 amends ASC 820, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The Company’s adoption of ASU 2011-04 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of the Company’s export sales require the customer to make payment in United States dollars.  Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.  The Company has, at times in the past, paid certain suppliers in Euros.  The Company’s bank revolving credit facility, which expired on October 31, 2011, contained a $250,000 foreign exchange subfacility for this purpose.  The Company is presently negotiating a new credit facility.  There can be no assurance that a new credit facility will be entered into or that any new credit facility, if entered into, will contain a similar foreign exchange subfacility.  The Company had no foreign exchange contracts outstanding at September 30, 2011 or June 30, 2011.

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

Changes in Internal Controls

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

(a)	Exhibits:

Exhibit
Number	Description
10(a)
Stockholders’ Agreement, dated as of October 13, 2011, between William K. Steiner, Sheila S. Steiner and Michael S. Steiner, as co-trustees of the William K. Steiner Revocable Trust dated December 22, 2006, and Michael S. Steiner, individually.  (Exhibit 4(e) to Amendment No. 8 to the Schedule 13D filed by Michael S. Steiner on October 13, 2011, File No. 001-14757).

*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxanomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxanomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxanomy Extension Label Linkbase Document

*101.PRE	XBRL Taxanomy Extension Presentation Linkbase Document
______________________

*	Filed with this Report. Exhibit 10(a) is incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2011		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato,
Treasurer and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description
10(a)
Stockholders’ Agreement, dated as of October 13, 2011, between William K. Steiner, Sheila S. Steiner and Michael S. Steiner, as co-trustees of the William K. Steiner Revocable Trust dated December 22, 2006, and Michael S. Steiner, individually.  (Exhibit 4(e) to Amendment No. 8 to the Schedule 13D filed by Michael S. Steiner on October 13, 2011, File No. 001-14757).

*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxanomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxanomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxanomy Extension Label Linkbase Document

*101.PRE	XBRL Taxanomy Extension Presentation Linkbase Document
______________________

*	Filed with this Report. Exhibit 10(a) is incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.