Form 10-Q
period 2011-12-31
EnviroStar, Inc.
filed 2012-02-13
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-14757

EnviroStar, Inc.

(Exact name of Registrant as Specified in Its charter)

Delaware	11-2014231
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of February 10, 2012.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the six months ended December 31,		For the three months ended December 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net sales	$11,147,320	$9,892,041	$4,912,820	$5,215,656
Development fees, franchise and license fees, commission income and other revenue	142,801	226,218	69,430	48,553
Total revenues	11,290,121	10,118,259	4,982,250	5,264,209

Cost of sales, net	8,536,594	7,624,931	3,748,613	4,054,065
Selling, general and administrative expenses	2,357,251	2,159,088	1,209,766	1,082,547
Total operating expenses	10,893,845	9,784,019	4,958,379	5,136,612
Operating income	396,276	334,240	23,871	127,597
Interest income	7,284	12,066	3,407	5,769
Earnings before provision for income taxes	403,560	346,306	27,278	133,366
Provision for income taxes	154,666	132,240	11,882	51,252
Net earnings	$248,894	$214,066	$15,396	$82,114
Net earnings per share – basic and diluted	$.04	$.03	$.01	$.01
Weighted average number of basic and diluted
common shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS
	December 31, 2011 (Unaudited)	June 30, 2011 (Audited)
Current Assets
Cash and cash equivalents	$6,665,791	$6,907,020
Accounts and trade notes receivable, net of allowance for doubtful accounts	1,351,020	1,227,491
Inventories, net	1,818,911	2,290,904
Refundable income taxes	143,509	—
Deferred income taxes	116,530	124,431
Lease and mortgage receivables, net	28,556	68,740
Other current assets	221,979	59,028
Total current assets	10,346,296	10,677,614
Lease and mortgage receivables-due after one year	33,969	33,969
Equipment and improvements, net	143,659	156,792
Franchise license, trademarks and other intangible assets, net	72,584	79,279
Deferred income taxes	52,027	47,847

Total assets	$10,648,535	$10,995,501

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31, 2011 (Unaudited)	June 30, 2011 (Audited)
Current Liabilities
Accounts payable and accrued expenses	$749,530	$1,021,054
Accrued employee expenses	360,153	621,482
Income taxes payable	—	47,547
Customer deposits	1,504,981	1,168,755
Total current liabilities	2,614,664	2,858,838

Total liabilities	2,614,664	2,858,838

Shareholders’ Equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	5,766,102	5,868,894
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)
Total shareholders’ equity	8,033,871	8,136,663
Total liabilities and shareholders’ equity	$10,648,535	$10,995,501

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six months ended
	December 31, 2011 (Unaudited)	December 31, 2010 (Unaudited)
Operating activities:
Net earnings	$248,894	$214,066
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	24,876	30,363
Bad debt expense	1,176	10,929
Inventory reserve	265	(51,568)
Provision for deferred income taxes	3,721	22,684
(Increase) decrease in operating assets:
Accounts and trade notes receivables	(124,705)	(92,422)
Inventories	471,729	(47,754)
Refundable income taxes	(143,509)	(36,848)
Lease and mortgage receivables	40,185	(12,369)
Other current assets	(162,951)	(9,087)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(271,524)	408,795
Accrued employee expenses	(261,329)	(305,024)
Income taxes payable	(47,547)	(6,096)
Unearned income	—	12,000
Customer deposits	336,226	801,667
Net cash provided by operating activities	115,507	939,336
Investing activities:
Capital expenditures	(5,050)	(1,926)
Net cash used by investing activities	(5,050)	(1,926)
Financing activities: Dividends paid	(351,686)	—
Net cash used in financing activities	(351,686)	—
Net (decrease) increase in cash and cash equivalents	(241,229)	937,410
Cash and cash equivalents at beginning of period	6,907,020	6,061,378
Cash and cash equivalents at end of period	$6,665,791	$6,998,788
Supplemental information:
Cash paid during the period for income taxes	$342,000	$152,500

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Note (2) - Earnings Per Share: Basic earnings per share for the six and three months ended December 31, 2011 and 2010 are computed as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)

Net earnings	$248,894	$214,066	$15,396	$82,114
Weighted average shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732
Basic and fully diluted earnings per share	$.04	$.03	$.01	$.01

At December 31, 2011, the Company had no outstanding options to purchase shares of the Company’s common stock or other dilutive securities.

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

Note (3) - Lease and Mortgage Receivables: Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales type leases. At December 31, 2011, future lease payments, net of deferred interest ($7,668 at December 31, 2011), due under these leases was $62,525. At June 30, 2011, future lease payments, net of deferred interest ($14,100 at June 30, 2011), due under these leases was $102,709.

Note (4) – Revolving Credit Line: The Company’s original $2,250,000 revolving line of credit facility expired on October 31, 2011. Due to a change in ownership at the Company’s former lender as a result of the acquisition of the former lender by a new lender, a new line of credit facility was entered into on November 16, 2011. The new credit facility provides a revolving line of credit that entitles the Company to borrow, from time to time, up to $2,250,000, including a $1,000,000 standby letter of credit subfacility for the purchase of inventory and a $250,000 foreign exchange contract subfacility. The Company’s obligations under the new facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s assets. No amounts were outstanding under either facility at December 31, 2011 or June 30, 2011, nor were there any amounts outstanding at any time during fiscal 2011 or the first six months of fiscal 2012. The new facility requires maintenance of certain debt service coverage and leverage ratios and contained other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at December 31, 2011, December 31, 2010 and June 30, 2011.

Note (5) - Income Taxes: Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of December 31, 2011 and June 30, 2011, the Company had deferred tax assets of $168,557 and $172,278, respectively. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of December 31, 2011, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“Topic 740”). Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the six and three months ended December 31, 2011, this standard did not result in any adjustment to the Company’s provision for income taxes.

As of December 31, 2011, the Company was subject to potential Federal and State tax examinations for the tax years 2008 through 2011.

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

Note (6) – Cash Dividends: On November 11, 2011, the Company’s Board of Directors declared a $.05 per share cash dividend (an aggregate of $351,686), which was paid on December 12, 2011 to shareholders of record on November 28, 2011.

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

	For the six months ended December 31,		For the three months ended December 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$11,195,478	$10,051,888	$4,935,154	$5,233,242
License and franchise operations	94,643	66,371	47,096	30,967
Total revenues	$11,290,121	$10,118,259	$4,982,250	$5,264,209
Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$574,279	$460,948	$115,925	$181,038
License and franchise operations	22,771	54,387	10,253	28,319
Corporate	(200,774)	(181,095)	(102,307)	(81,760)
Total operating income	$396,276	$334,240	$23,871	$127,597

	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$9,784,622	$10,293,717
License and franchise operations	544,249	522,012
Corporate	319,664	179,772
Total assets	$10,648,535	$10,995,501

Note (8) - Recently Adopted Accounting Guidance:

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-06 became effective for the Company beginning July 1, 2010, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning for the Company on July 1, 2011 and for interim reporting periods thereafter. Early application was permitted and comparative disclosures were not required in the period of initial adoption. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

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

.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

Total revenues for the first six months of fiscal 2012 increased by 11.6% over the same period of a year ago. However, for the second quarter of fiscal 2012, revenues decreased by 5.4% from the second quarter of fiscal 2011, although incoming orders continued to trend higher. Quarterly results are not indicative of full year results as shipments vary due to a number of operating reasons. Net earnings followed the same pattern, increasing by 16.3% during the first six months of fiscal 2012 while decreasing by 81.3% for the three month period ending December 31, 2011, in each case from the comparable periods in fiscal 2011.

The decrease in the Company’s cash during the first six months of fiscal 2012 was the result of the payment in December 2011 of a cash dividend of $351,686, partially offset by cash provided by operating activities of $115,507 during the first six months of fiscal 2012, primarily due to a decrease in inventory and an increase in customer deposits. Inventories are expected to increase for the balance of the fiscal year, as both, backlog and new orders have been trending higher.

The Company’s cash position remains strong despite the recent dividend payment in December 2011.

Liquidity and Capital Resources

For the six month period ended December 31, 2011, cash decreased by $241,229 compared to an increase of $937,410 during the same period of fiscal 2011. The following summarizes the Company’s Consolidated Statements of Cash Flows:

	Six Months Ended December 31,
	2011 (Unaudited)	2010 (Unaudited)
Net cash provided (used) by:
Operating activities	$115,507	$939,336
Investing activities	$(5,050)	$(1,926)
Financing activities	$(351,686)	$—

For the six month period ended December 31, 2011, operating activities provided cash of $115,507 compared to $939,326 of cash provided during the same period of fiscal 2011. Cash provided by operating activities during the first six months of fiscal 2012 was primarily due to a decrease of $471,729 in inventories and a $336,226 increase in customer deposits. Inventories are expected to rise during the balance of the fiscal year to support increased orders. Cash was also provided by the Company’s net earnings of $248,894 and non-cash expenses for depreciation and amortization of $24,876. Additional cash was provided by a $40,185 decrease in lease and mortgage receivables. These increases in cash were partially offset by increases of $124,705 in accounts and trade notes receivables, $143,509 in refundable income taxes and $162,951 in other assets. Cash was also used to reduce accounts payable and accrued expenses by $271,524, accrued employee expenses by $261,329 and in income taxes payable by $47,547. The decrease in accrued employee expenses was mostly due to fiscal 2011 year end bonuses and sales commissions accrued at June 30, 2011 which were paid during the first quarter of fiscal 2012. All other changes were due to the ordinary fluctuations in business activities.

For the six month period ended December 31, 2010, operating activities provided cash of $939,336. The cash provided by operating activities in the first half of fiscal 2011 was primarily due to an increase of $801,667 in customer deposits as incoming orders increased during the six month period. Cash was also provided by the Company’s net earnings of $214,066, supplemented by non-cash expenses for depreciation and amortization of $30,363, bad debts of $10,929 and a $22,684 provision for deferred taxes. Additional cash was generated by an increase of $408,795 in accounts payable and accrued expenses due to new purchases of inventory not yet paid for, offset by a decrease of $305,024 in accrued employee expenses as year end accrued bonuses and sales commissions were paid during the first quarter. Cash was reduced by $47,754 associated with an increase in inventories and a $51,568 reduction in the inventory reserve. This reserve was placed against returned inventory in prior years which the Company resold during the first quarter of fiscal 2011. An additional reduction in cash of $92,422 was due to an increase in accounts and trade notes receivable and a $12,369 increase in lease and mortgage receivables as the Company continues to finance some small leasing contracts.

Investing activities used cash of $5,050 and $1,926 during the six month periods ended December 31, 2011 and 2010, respectively, for capital expenditures.

Financing activities used cash of $351,686 to pay a dividend of $.05 per share on December 12, 2011. There were no financing activities during the first six months of fiscal 2011.

The Company’s original $2,250,000 revolving line of credit facility expired on October 31, 2011. Due to a change in ownership at the Company’s former lender as a result of the acquisition of the former lender by a new lender, a new line of credit facility was entered into on November 16, 2011. The new credit facility provides a revolving line of credit that entitles the Company to borrow, from time to time, up to $2,250,000, including a $1,000,000 standby letter of credit subfacility for the purchase of inventory and a $250,000 foreign exchange contract subfacility. The Company’s obligations under the new facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under either facility at December 31, 2011 or June 30, 2011, nor were there any amounts outstanding at any time during fiscal 2011 or the first six months of fiscal 2012. The new facility requires maintenance of certain debt service coverage and leverage ratios and contained other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at December 31, 2011, December 31, 2010 and June 30, 2011.

The Company believes that its existing cash, cash equivalents, net cash from operations will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Six months ended			Three months ended
	December 31,			December 31,
	2011 (Unaudited)	2010 (Unaudited)	% Change	2011 (Unaudited)	2010 (Unaudited)	% Change
Net sales	$11,147,320	$9,892,041	12.7%	$4,912,820	$5,215,656	-5.8%
Development fees, franchise and license fees, commissions and other income	142,801	226,218	-36.9%	69,430	48,553	43.0%
Total revenues	$11,290,121	$10,118,259	11.6%	$4,982,250	$5,264,209	-5.4%

Net sales for the six month period ended December 31, 2011 increased by $1,255,279 (12.7%) from the same period of fiscal 2011. However, for the second quarter of fiscal 2012, net sales decreased by $302,836 (5.8%) from the same period of fiscal 2011. Although incoming orders have been trending higher, certain shipments have been scheduled for the second half of the fiscal year thereby affecting comparison with the second quarter of fiscal 2011. During the first six months of fiscal 2012, equipment and parts shipments increased by 14.8% and 10.1% respectively. However, during the three month period ended December 31, 2011, equipment sales decreased by 8.5% although spare parts sales increased 8.7%. Foreign sales increased by 30.4% and 116.9% for the six and three month periods of fiscal 2012, respectively, compared to the same periods of fiscal 2011. Revenues and development fees, franchise and license fees, commissions and other income, decreased by $83,417 (36.9%) for the six month period ended December 31, 2011, but increased by $20,877 (43.0%) for the second quarter of fiscal 2012 compared to the same periods of fiscal 2011. The decrease for the six month period was primarily due to the absence in fiscal 2012 of a substantial commission that was paid to the Company in the first quarter of fiscal 2011 on a sale by another distributer for an installation made in the Company’s territory.

Operating Expenses.

	Six months ended		Three months ended
	December 31,		December 31,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
As a percentage of sales:
Cost of sales	76.6%	77.1%	76.3%	77.7%
As a percentage of revenue:
Selling, general and administrative expenses	20.9%	21.3%	24.3%	20.6%
Total expenses	96.5%	96.7%	99.5%	97.6%

Costs of sales, expressed as a percentage of sales, decreased to 76.6% and 76.3% in the first six and three month periods of fiscal 2012, respectively, from 77.1% and 77.7% for the six and three months ended December 31, 2010, respectively. These variations are attributable to product mix.

Selling, general and administrative expenses increased by $198,163 (9.2%) and $127,219 (11.8%) for the six and three month periods of fiscal 2012, respectively, from the same periods in fiscal 2011. The increase for both periods was mainly due to higher payroll expenses and sales commissions associated with an increase in staff and the Company’s expanded activities in Mexico. The variation, as a percentage of revenues in both periods, was primarily due to the level of sales for the period which affects how fixed and semi-variable expenses are absorbed.

Interest income decreased by $4,782 (39.6%) and $2,362 (40.9%) for the six and three month periods of fiscal 2012, respectively, from the same periods of fiscal 2011, due to lower interest rates.

The Company’s effective tax rate increased to 38.3% for the first six month period of fiscal 2012 from 38.2% for the same period of fiscal 2011. For the three month period, the effective tax rate increased to 43.6% from 38.4% for the three month period ended December 31, 2010, when compared to the same period of fiscal 2011. The variation reflects changes in permanent and temporary adjustments to taxable income.

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

The lease was for an original three year term which commenced on November 1, 2005, with two three-year renewal options in favor of the Company. The Company has exercised the second renewal option, extending the lease until October 31, 2014. The lease provides for annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears the cost of real estate taxes, utilities, maintenance, non-structural repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. Rental expense under this lease was approximately $59,500 and $57,500 in the first six months of fiscal 2012 and 2011, respectively.

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

Recently Adopted Accounting Guidance

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-06 became effective for the Company beginning July 1, 2010, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning for the Company on July 1, 2011 and for interim reporting periods thereafter. Early application was permitted and comparative disclosures were not required in the period of initial adoption. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company’s bank revolving credit facility contains a $250,000 foreign exchange subfacility for this purpose. The Company had no foreign exchange contracts outstanding at December 31, 2011 or June 30, 2011.

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

Date: February 10, 2012		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato,
Venerando J. Indelicato,
Treasurer and Chief Financial Officer
18

Exhibit Index

Exhibit
Number	Description

*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxanomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxanomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxanomy Extension Label Linkbase Document

*101.PRE	XBRL Taxanomy Extension Presentation Linkbase Document

______________________

*	Filed with this Report. .
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

