Form 10-Q
period 2012-03-31
EnviroStar, Inc.
filed 2012-05-14
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-14757

EnviroStar, Inc.

(Exact name of Registrant as Specified in Its charter)

Delaware	11-2014231
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of May 11, 2012.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the nine months ended March 31,		For the three months ended March 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net sales	$16,187,260	$14,606,488	$5,039,940	$4,714,447
Development fees, franchise and license fees, commission income and other revenue	222,349	276,341	79,548	50,123
Total revenues	16,409,609	14,882,829	5,119,488	4,764,570

Cost of sales, net	12,399,039	11,224,431	3,862,445	3,599,500
Selling, general and administrative expenses	3,500,061	3,181,187	1,142,810	1,022,099
Total operating expenses	15,899,100	14,405,618	5,005,255	4,621,599
Operating income	510,509	477,211	114,233	142,971
Interest income	12,371	16,572	5,087	4,506
Earnings before provision for income taxes	522,880	493,783	119,320	147,477
Provision for income taxes	200,302	187,876	45,636	55,636
Net earnings	$322,578	$305,907	$73,684	$91,841
Net earnings per share – basic and diluted	$.05	$.04	$.01	$.01
Weighted average number of basic and diluted
common shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS
	March 31, 2012 (Unaudited)	June 30, 2011 (Audited)
Current Assets
Cash and cash equivalents	$6,828,598	$6,907,020
Accounts and trade notes receivable, net of allowance for doubtful accounts	2,266,470	1,227,491
Inventories, net	2,308,455	2,290,904
Refundable income taxes	107,971	—
Deferred income taxes	122,886	124,431
Lease and mortgage receivables, net	22,814	68,740
Other current assets	117,906	59,028
Total current assets	11,775,100	10,677,614
Lease and mortgage receivables-due after one year	69,339	33,969
Equipment and improvements, net	135,581	156,792
Franchise license, trademarks and other intangible assets, net	69,238	79,279
Deferred income taxes	50,573	47,847

Total assets	$12,099,831	$10,995,501

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2012 (Unaudited)	June 30, 2011 (Audited)
Current Liabilities
Accounts payable and accrued expenses	$1,938,018	$1,021,054
Accrued employee expenses	346,301	621,482
Income taxes payable	—	47,547
Customer deposits	1,707,957	1,168,755
Total current liabilities	3,992,276	2,858,838

Total liabilities	3,992,276	2,858,838

Shareholders’ Equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	5,839,786	5,868,894
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)
Total shareholders’ equity	8,107,555	8,136,663
Total liabilities and shareholders’ equity	$12,099,831	$10,995,501

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine months ended
	March 31, 2012 (Unaudited)	March 31, 2011 (Unaudited)
Operating activities:
Net earnings	$322,578	$305,907
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	37,367	43,192
Bad debt expense	1,176	10,929
Inventory reserve	2,454	(45,015)
(Benefit) provision for deferred income taxes	(1,181)	12,414
(Increase) decrease in operating assets:
Accounts and trade notes receivables	(1,040,155)	284,372
Inventories	(20,005)	(437,550)
Refundable income taxes	(107,971)	(26,942)
Lease and mortgage receivables	10,556	(10,650)
Other current assets	(58,878)	(7,215)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	916,964	(60,481)
Accrued employee expenses	(275,181)	(247,133)
Income taxes payable	(47,547)	(6,096)
Unearned income	—	28,763
Customer deposits	539,202	1,498,702
Net cash provided by operating activities	279,379	1,343,197
Investing activities:
Capital expenditures	(6,115)	(1,926)
Net cash used in investing activities	(6,115)	(1,926)
Financing activities: Dividends paid	(351,686)	—
Net cash used in financing activities	(351,686)	—
Net (decrease) increase in cash and cash equivalents	(78,422)	1,341,271
Cash and cash equivalents at beginning of period	6,907,020	6,061,378
Cash and cash equivalents at end of period	$6,828,598	$7,402,649
Supplemental information:
Cash paid during the period for income taxes	$357,000	$208,500

See Notes to Condensed Consolidated Financial Statements

 EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

Note (2) - Earnings Per Share: Basic earnings per share for the nine and three months ended March 31, 2012 and 2011 are computed as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)

Net earnings	$322,578	$305,907	$73,684	$91,841
Weighted average shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732
Basic and fully diluted earnings per share	$.05	$.04	$.01	$.01

At March 31, 2012, the Company had no outstanding options to purchase shares of the Company’s common stock or other dilutive securities.

Table of Contents EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2012 (Unaudited)

Note (3) - Lease and Mortgage Receivables: Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales type leases. At March 31, 2012, future lease payments, net of deferred interest ($20,391 at March 31, 2012), due under these leases was $92,153. At June 30, 2011, future lease payments, net of deferred interest ($14,100 at June 30, 2011), due under these leases was $102,709.

Note (4) – Revolving Credit Line: The Company’s original $2,250,000 revolving line of credit facility expired on October 31, 2011. Due to a change in ownership at the Company’s former lender as a result of the acquisition of the former lender by a new lender, a new line of credit facility was entered into on November 16, 2011. The new credit facility provides a revolving line of credit that entitles the Company to borrow, from time to time, up to $2,250,000, including a $1,000,000 standby letter of credit sub-facility for the purchase of inventory and a $250,000 foreign exchange contract sub-facility. The Company’s obligations under the new facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s assets. No amounts were outstanding under either facility at March 31, 2012 or June 30, 2011, nor were there any amounts outstanding at any time during fiscal 2011 or the first nine months of fiscal 2012. The new facility requires maintenance of certain debt service coverage and leverage ratios and contained other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at March 31, 2012, March 31, 2011 and June 30, 2011.

Note (5) - Income Taxes: Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of March 31, 2012 and June 30, 2011, the Company had deferred tax assets of $173,459 and $172,278, respectively. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of March 31, 2012, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC Topic 740”). ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the nine and three months ended March 31, 2012, this standard did not result in any adjustment to the Company’s provision for income taxes.

As of March 31, 2012, the Company was subject to potential Federal and State tax examinations for the tax years 2008 through 2011.

Table of Contents EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2012 (Unaudited)

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

	For the nine months ended March 31,		For the three months ended March 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry, dry cleaning equipment and boilers	$16,256,191	$14,773,242	$5,060,713	$4,721,354
License and franchise operations	153,418	109,587	58,775	43,216
Total revenues	$16,409,609	$14,882,829	$5,119,488	$4,764,570
Operating income (loss):
Commercial and industrial laundry, dry cleaning equipment and boilers	$747,806	$645,516	$173,527	$184,568
License and franchise operations	34,098	87,252	11,327	32,865
Corporate	(271,395)	(255,557)	(70,621)	(74,462)
Total operating income	$510,509	$477,211	$114,233	$142,971

	March 31, 2012	June 30, 2011
	(Unaudited)	(Audited)
Identifiable assets:
Commercial and industrial laundry, dry cleaning equipment and boilers	$11,758,688	$10,293,717
License and franchise operations	160,086	522,012
Corporate	181,057	179,772
Total assets	$12,099,831	$10,995,501

Note (8) - Recently Adopted Accounting Guidance:

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-06 became effective for the Company beginning July 1, 2010, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning for the Company on July 1, 2011 and for interim reporting periods thereafter. Early application was permitted and comparative disclosures were not required in the period of initial adoption. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

Table of Contents EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2012 (Unaudited)

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 amends ASC Topic 820, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC Topic 820 disclosure requirements, particularly for Level 3 fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

Total revenues for the nine and three month periods ended March 31, 2012, increased by 10.3% and 7.4%, respectively, from the same periods of fiscal 2011. Net earnings for the first nine months increased by 5.4% over the same period of last year, however net earnings declined by 19.8% during the third quarter of fiscal 2012 when compared to the same period last year. The decrease in earnings for the third quarter can be attributed to increased expenses needed to reorganize our license operations in Mexico. For the nine month period ended March 31, 2012 foreign shipments increased by 9.6% when compared to the same period of fiscal 2011.

Customer deposits continue to increase from the beginning of this fiscal year as new orders have been trending higher, increasing our backlog. Inventories have remained essentially flat but may increase during fiscal 2013 to keep pace with incoming orders.

The Company’s cash position remains strong despite the recent dividend payment in December 2011.

Liquidity and Capital Resources

For the nine month period ended March 31, 2012, cash decreased by $78,422 compared to an increase of $1,341,271 during the same period of fiscal 2011. The following summarizes the Company’s Consolidated Statements of Cash Flows:

	Nine Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)
Net cash provided (used) by:
Operating activities	$279,379	$1,343,197
Investing activities	$(6,115)	$(1,926)
Financing activities	$(351,686)	$—

For the nine month period ended March 31, 2012, operating activities provided cash of $279,379 compared to $1,343,197 of cash provided during the same period of fiscal 2011. Cash provided by operating activities during the first nine months of fiscal 2012 was mainly attributable to an increase of $916,964 in accounts payable and accrued expenses and $539,202 provided by an increase in customer deposits as incoming orders trended higher. These increases in cash were mostly offset by an increase of $1,040,155 in accounts and trade notes receivable and a decrease in employee accrued expenses of $275,181, due to final 2011 year end bonuses and sales commissions paid out during the first quarter of fiscal 2012. Greater shipments during the month of March accounted for the increase in accounts receivables. Likewise, the purchases to support these shipments caused the increase in accounts payable as payments were not yet due. Additional cash was provided by the Company’s net earnings of $322,578 and non-cash expenses for depreciation and amortization of $37,367. Inventories remained stable using cash of $20,005. Cash was also provided by a decrease of $10,556 in leasing and mortgage receivables, but this cash was offset by a $58,878 increase in other assets and a $107,971 increase in refundable income taxes as tax deposits outpaced tax liabilities. Cash also experienced a decrease in income taxes payable of $47,547 as fiscal 2011 taxes were paid. All other changes were due to the ordinary fluctuations in business activities.

For the nine month period ended March 31, 2011, operating activities provided cash of $1,343,197 compared to $273,013 of cash provided during the same period of fiscal 2010. The cash provided by operating activities for the nine month period of fiscal 2011 was primarily due to an increase of $1,498,702, in customer deposits. The increase in the fiscal 2011 period was the result of incoming orders increasing during this period. Cash was also provided in the nine month period of fiscal 2011 by the Company’s net earnings of $305,907, supplemented by non-cash expenses for depreciation and amortization of $43,192, bad debt expense of $10,929 and a $12,414 provision for deferred taxes. Additional cash was generated by a decrease of $284,372 in accounts and trade notes receivable as some shipments were paid through the application of customer deposits which, therefore, did not generate a full account receivable. An increase in inventories reduced cash by $437,550 to support the increased level of business, and cash was further reduced by $45,015 due to a decline in inventory reserves. This reserve was placed against returned inventory in prior years which the Company resold during the first quarter of fiscal 2011. In addition, cash was reduced by $247,133 due to a decrease in employee accrued expenses resulting from the payment of accrued commissions and by a $60,481 decrease in accounts payable and accrued expenses. Cash was also reduced by $10,650 due to an increase in lease and mortgage receivables as the Company continues to finance some small leasing contracts.

Investing activities used cash of $6,115 and $1,926 during the nine month period ended March 31, 2012 and 2011, respectively, for capital expenditures.

Financing activities used cash of $351,686 to pay a dividend of $.05 per share on December 12, 2011. There were no financing activities during the first nine months of fiscal 2011.

The Company’s original $2,250,000 revolving line of credit facility expired on October 31, 2011. Due to a change in ownership at the Company’s former lender as a result of the acquisition of the former lender by a new lender, a new line of credit facility was entered into on November 16, 2011. The new credit facility provides a revolving line of credit that entitles the Company to borrow, from time to time, up to $2,250,000, including a $1,000,000 standby letter of credit sub-facility for the purchase of inventory and a $250,000 foreign exchange contract sub-facility. The Company’s obligations under the new facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under either facility at March 31, 2012 or June 30, 2011, nor were there any amounts outstanding at any time during fiscal 2011 or the first nine months of fiscal 2012. The new facility requires maintenance of certain debt service coverage and leverage ratios and contained other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at March 31, 2012, March 31, 2011 and June 30, 2011.

The Company believes that its existing cash, cash equivalents, net cash from operations will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Nine months ended			Three months ended
	March 31,			March 31,
	2012 (Unaudited)	2011 (Unaudited)	% Change	2012 (Unaudited)	2011 (Unaudited)	% Change
Net sales	$16,187,260	$14,606,488	10.8%	$5,039,940	$4,714,447	6.9%
Development fees, franchise and license fees, commissions and other income	222,349	276,341	-19.5%	79,548	50,123	58.7%
Total revenues	$16,409,609	$14,882,829	10.3%	$5,119,488	$4,764,570	7.4%

Revenues for the nine and three month periods ended March 31, 2012 increased by $1,526,780 (10.3%) and $354,918 (7.4%), respectively, from the same periods of fiscal 2011. During the first nine months of fiscal 2012, equipment and parts shipments increased by 14.0% and 7.3%, respectively. For the three month period equipment and parts sales increased by 12.1% and 2.1%, respectively when compared to the same periods of fiscal 2011. Although orders are trending higher, the economy remains a factor affecting the Company’s sales. Revenues of development fees, franchise and license fees, commissions and other income decreased by $53,992 (19.5%), for the first nine months of fiscal 2012, but increased by $29,425 (58.7%) for the third quarter of fiscal 2012, when compared to the same periods of fiscal 2011. The decrease for the nine month period was primarily due to the absence in fiscal 2012 of a substantial commission that was paid to the Company in the first quarter of fiscal 2011 on a sale by another distributor for an installation made in the Company’s territory.

Operating Expenses.

	Nine months ended		Three months ended
	March 31,		March 31,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
As a percentage of net sales:
Cost of sales	76.6%	76.8%	76.6%	76.4%
As a percentage of total revenues:
Selling, general and administrative expenses	21.3%	21.4%	22.3%	21.5%
Total expenses	96.9%	96.8%	97.8%	97.0%

Costs of sales, expressed as a percentage of net sales, decreased to 76.6% from 76.8% in the first nine months of fiscal 2012 compared to the same period of fiscal 2011, but increased to 76.6% from 76.4% for the third quarter, of fiscal 2012 when compared to the same period of fiscal 2011. The variations are attributable to product mix.

Selling, general and administrative expenses increased by $318,874 (10.0%) and $120,711 (11.8%) for the nine and three month periods of fiscal 2012, respectively, from the same periods in fiscal 2011. The increase for both periods was mainly due to higher payroll expenses and sales commissions associated with an increase in staff and the Company’s expanded activities to reorganize the license operations in Mexico. The variation, as a percentage of total revenues in both periods, was primarily due to the level of sales for the period which affects how fixed and semi-variable expenses are absorbed.

Interest income decreased by $4,201 (25.4%) for the nine month period of fiscal 2012 compared to the same period of fiscal 2011, due to lower interest rates. However, interest income increased $581 (12.9%) for the three month period of fiscal 2012 when compared to the third quarter of fiscal 2011, due to higher interest rates obtained through a change in investments.

The Company’s effective tax rate increased to 38.3% and 38.2% for the nine and three month periods of fiscal 2012, respectively from 38.0% and 37.7% for the same periods of fiscal 2011. The variation reflects changes in permanent and temporary adjustments to taxable income.

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

The lease was for an original three year term which commenced on November 1, 2005, with two three-year renewal options in favor of the Company. The Company has exercised the second renewal option, extending the lease until October 31, 2014. The lease provides for annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears the cost of real estate taxes, utilities, maintenance, non-structural repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. Rental expense under this lease was approximately $89,400 and $86,800 in the first nine months of fiscal 2012 and 2011, respectively.

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

Recently Adopted Accounting Guidance

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-06 became effective for the Company beginning July 1, 2010, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning for the Company on July 1, 2011 and for interim reporting periods thereafter. Early application was permitted and comparative disclosures were not required in the period of initial adoption. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 amends ASC Topic 820, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC Topic 820 disclosure requirements, particularly for Level 3 fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material effect on the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company’s bank revolving credit facility contains a $250,000 foreign exchange sub-facility for this purpose. The Company had no foreign exchange contracts outstanding at March 31, 2012 or June 30, 2011.

The Company’s cash and cash equivalents are maintained in interest-bearing bank accounts, including a money market account, each of which bear interest at prevailing interest rates.

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

Date: May 11, 2012		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato,
Treasurer and Chief Financial Officer

Exhibit Index

Exhibit Number	Description
*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxanomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxanomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxanomy Extension Label Linkbase Document
*101.PRE	XBRL Taxanomy Extension Presentation Linkbase Document

______________________

*	Filed with this Report. .
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

-19-