Form 10-K
period 2012-06-30
EnviroStar, Inc.
filed 2012-09-24
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value as at December 30, 2011 of the Common Stock of the registrant, its only class of voting stock, held by non-affiliates was approximately $3,436,475 based on the closing price of the registrant’s Common Stock on the NYSE MKT on that date. Such market value excludes shares owned by all executive officers and directors (and their spouses). This should not be construed as indicating that all such persons are affiliates.

The number of shares outstanding of the registrant’s Common Stock as at September 21, 2012 was 7,033,732.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2012 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13, 14 and 15 in Part III of this Report.

-i-

FORWARD LOOKING STATEMENTS

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; the Company’s ability to implement changes in its business strategies and development plans; and the availability, terms and deployment of debt and equity capital if needed for expansion. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	Business.

General

The Company was incorporated under the laws of the State of Delaware on June 13, 1963 under the name Metro-Tel Corp. and changed its name to DRYCLEAN USA, Inc. on November 7, 1999. On December 1, 2009, the Company changed its name to EnviroStar, Inc. Unless the context otherwise requires, as used in this Report, the “Company” includes EnviroStar, Inc. and its subsidiaries.

The Company, through its wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner”), in the United States, the Caribbean and Latin American markets:

•	distributes commercial and industrial laundry and drycleaning equipment and steam and hot waters boilers manufactured by others;
•	supplies replacement parts and accessories and provides maintenance services to its customers; and
•	designs and plans “turn-key” laundry, drycleaning and boiler systems to meet the layout, volume and budget needs of its diversified institutional, retail, industrial and commercial customers.

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

Available Information

The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the Securities and Exchange Commission (the “SEC”). These reports and statements may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports and statements, as well as beneficial ownership reports filed by the Company’s officers, directors and beneficial owners of 10% of the Company’s common stock, may be obtained without charge through the Company’s Internet site http://www.envirostarinc.com as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.

Products

The Company sells a broad line of commercial and industrial laundry and drycleaning equipment and steam and hot water boilers manufactured by others, as well as related replacement parts and accessories and provides maintenance services.

The commercial and industrial laundry equipment distributed by the Company features all washroom, finishing, material handling, and mechanical equipment. These products include washers and dryers, tunnel systems and coin-operated machines, many of which are designed to reduce utility and water consumption and all finishing equipment including sheet feeders, flatwork ironers, automatic sheet folders, stackers, and rail systems and hot water/steam systems.

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

The Company also sells replacement parts and accessories for the products it sells and provides maintenance services to its customers.

The products sold by the Company are positioned and priced to appeal to customers in each of the high-end, mid-range and value priced markets. These products are offered in a wide range of price points to address the needs of a diverse customer base. Suggested prices for most of the Company’s equipment range from approximately $5,000 to $1,000,000. The products supplied by the Company afford the Company’s customers a “one-stop shop” for commercial and industrial laundry and drycleaning machines, boilers and accessories. By providing “one-stop” shopping, the Company believes it is better able to attract and support potential customers who can choose from the Company’s broad product line. The products and parts sold by the Company and the maintenance services provided by the Company accounted for approximately 99% of revenues in each of the years ended June 30, 2012 (“fiscal 2012”) and June 30, 2011 (“fiscal 2011”).

In addition, the Company, under the name DRYCLEAN USA®, currently franchises and licenses drycleaning stores in the United States, the Caribbean and Latin America. During each of fiscal 2012 and fiscal 2011, the Company’s license and franchise segment contributed less than 1% of the Company’s revenues. During the fourth quarter of fiscal 2011, the Company established a small office in Mexico, as a subsidiary of DRYCLEAN USA License Corp., to seek to expand the number of area franchises and increase sales in Mexico.

DRYCLEAN USA Development Corp. enters into leases for new drycleaning establishments for resale to third parties. In recent years, this area of business has not produced any revenues and has been kept as a dormant subsidiary.

Customers and Markets

The Company’s customer base consists of approximately 1,700 customers in the United States, the Caribbean and Latin America. The Company’s commercial and industrial laundry equipment and boilers are sold primarily to laundry plants, hotels, motels, cruise lines, hospitals, hospital combines, nursing homes, government institutions, distributors and specialized users. Drycleaning equipment is sold primarily to independent and franchise drycleaning stores, chains and higher-end hotels. No customer accounted for more than 10% of the Company’s revenues during fiscal 2012 and 2011.

Sales, Marketing and Customer Support

The laundry and drycleaning equipment products and boilers marketed by the Company are sold to its customers in the United States, the Caribbean and Latin America, as well as customers of its DRYCLEAN USA® licensing subsidiary. The Company employs sales executives to market its proprietary and distributed products in the United States and in international markets. A substantial portion of sales orders for equipment and replacement parts and accessories are obtained by telephone, e-mail and fax inquiries originated by the customer or by the Company, and significant repeat sales are derived from existing customers. The Company supports product sales through its website and by advertising in trade publications, participating in trade shows and engaging in regional promotions and sales incentive programs.

The Company seeks to establish customer satisfaction by offering:

•	competitive pricing;
•	maintenance of a comprehensive replacement parts and accessories inventory, often with same day or overnight availability;
•	design and layout services;
•	a toll-free support line and technical website to resolve customer service problems; and
•	service and on-site training performed by factory trained technicians.

The Company trains its employees to provide service and customer support. The Company uses specialized classroom training, instructional videos and vendor sponsored seminars to educate employees about product information. In addition, the Company’s technical staff has prepared comprehensive training manuals, written in English and Spanish, relating to specific training procedures. The Company’s technical personnel are continuously retrained as new technology is developed.

Foreign Sales

For fiscal 2012 and fiscal 2011, export revenues, principally to the Caribbean and Latin America, aggregated approximately $4,918,000 and $4,739,000, respectively, of which approximately $4,748,000 and $4,629,000, respectively, related to commercial and industrial laundry and drycleaning equipment and boilers.

All of the Company’s export sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Sources of Supply

The Company purchases laundry, drycleaning machines, boilers and other products from a number of manufacturers and suppliers. Two of these manufacturers accounted for approximately 35% and 24%, respectively, of the Company’s purchases for fiscal 2012. These manufacturers accounted for approximately 35% and 15%, respectively, of the Company’s purchases for fiscal 2011. The major manufacturers of the products sold by the Company are Pellerin Milnor Corporation, Chicago Dryer Company, American Dryer Corp, Cleaver Brooks Inc., Fulton Boiler Works, Inc. and Unipress Corporation. Historically, the Company has not experienced difficulty in purchasing products it distributes, and believes it has good working relationships with those from which it purchases products.

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

Due to special options and features on most of the larger and more expensive equipment ordered by customers, in most instances, the Company purchases the equipment sold by it after its receipt of the orders from its customers. However, the Company also maintains an inventory of more standardized and smaller physical sized equipment that often requires more rapid delivery to meet customer needs. The Company’s close working relationship with its manufacturers and suppliers enables the Company to adjust orders and delivery schedules rapidly and efficiently to reflect any change in customer demands.

The Company’s current bank revolving credit facility includes a $250,000 foreign exchange contract subfacility for the purpose of enabling the Company to mitigate its currency exposure, through spot foreign exchange and forward exchange contracts, with respect to certain equipment it imports. There were no open foreign exchange contracts as of June 30, 2012 and 2011.

Competition

The commercial and industrial laundry, drycleaning equipment and boiler distribution business is highly competitive and fragmented, with over 100 full-line or partial-line equipment distributors in the United States. The Company’s management believes that no one distributor has a major share of the market; substantially all distributors are independently owned; and, with the exception of several regional distributors, distributors operate primarily in local markets. In Florida, the Company’s principal domestic market, the Company’s primary competition is from a number of full line distributors and several manufacturers, which sell direct. In the export market, the Company competes with distributors and manufacturers as well. Competition is based primarily on price, product quality, delivery and support services provided to the customer. In all geographic areas, the Company competes by offering an extensive product selection, value-added services, such as product inspection and quality assurance, a toll-free customer support line and technical website, reliability, warehouse location, price, competitive special features and, with respect to certain products, exclusivity from the manufacturer.

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

Employees

The Company currently employs 29 employees on a full-time basis. None of the Company’s employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are satisfactory.

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

The Company’s executive offices and the main distribution center for its products are housed in two leased adjacent facilities totaling approximately 38,000 square feet in Miami, Florida. The Company believes its facilities are adequate for its present and anticipated future needs. The following table sets forth certain information concerning the leases at these facilities:

Facility	Approximate Sq. Ft.	Expiration
Miami, Florida (1)	27,000	October 2014

Miami, Florida	11,000	December 2014 (2)

______________

(1)	Leased from the Sheila Steiner Revocable Trust. The trustees of this trust are Sheila Steiner, her husband, William K. Steiner, and her son, Michael S. Steiner. William K. Steiner is Chairman of the Board of Directors and a director of the Company and Michael S. Steiner is President and a director of the Company. Michael Steiner, individually, is also a principal shareholder of the Company.
(2)	The Company has one remaining three year renewal option.
Item 3.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on the NYSE MKT under the symbol “EVI.” The following table sets forth, for the Company’s Common Stock, the high and low sales prices on the NYSE MKT as reported by NYSE MKT, for the periods reflected below.

	High	Low
Fiscal 2012
First Quarter	$1.39	$1.03
Second Quarter	1.51	1.18
Third Quarter	1.76	1.20
Fourth Quarter	1.41	1.16
Fiscal 2011
First Quarter	$1.18	$1.05
Second Quarter	1.20	1.02
Third Quarter	1.52	1.07
Fourth Quarter	1.44	1.02

As of September 21, 2012, there were approximately 311 holders of record of the Company’s Common Stock.

On November 11, 2011, the Company’s Board of Directors declared a $.05 per share special dividend, amounting to $351,687, which was paid on December 12, 2011 to shareholders of record on November 28, 2011.

The Company is a party to a Loan and Security Agreement with a commercial bank, which, among other things, provides that the Company may declare or pay dividends only to the extent that the dividend payment would not reasonably likely result in a failure by the Company to maintain specified consolidated debt service or short-term debt to equity ratios.

The Company did not sell any equity securities during the year ended June 30, 2012 that were not registered under the Securities Act of 1933, as amended. The Company did not purchase any shares of its common stock during the fourth quarter of fiscal 2012.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto which appear in Item 8 of this Report.

Overview

Revenues for fiscal 2012 increased by 5.3% over fiscal 2011, however, net earnings decreased by 15.3%. The decrease in earnings for the year is attributed to increased expenses needed to reorganize the Company’s license operations in Mexico and full year expenses for an expanded sales staff. The Company believes that these investments in staff will strengthen the Company and provide greater returns during fiscal 2013. Gross profit margins decreased slightly mostly due to product mix. Foreign sales increased by 3.8%. Markets have begun to stabilize and new orders are trending higher. As a result, the Company expects to begin fiscal 2013 with an increased backlog.

Inventories at June 30, 2012 were 3.5% higher than at year end fiscal 2011, which were needed to support the higher incoming sales rate. Cash decreased by $379,080 to $6,527,940 mostly due to the $.05 per share special dividend (an aggregate of $351,687) paid in December 2011.

Prospects for fiscal 2013 appear favorable as the economy continues to improve and credit is becoming more available. In August 2012, the Company received a number of large contracts on which the Company had submitted favorable bids. These contracts, which are scheduled to be shipped in fiscal 2013, have substantially increased the Company's subsequent backlog. With a strong financial position and an experienced and reorganized sales staff, the Company is hopeful it will improve its performance in fiscal 2013.

Liquidity and Capital Resources

For the twelve month period ended June 30, 2012, cash decreased by $379,080 compared to an increase of $845,642 during fiscal 2011.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Years Ended June 30,
Net cash provided (used) by:	2012	2011
Operating activities	$38,053	$868,997
Investing activities	$(65,446)	$(23,355)
Financing activities	$(351,687)	$—

For the twelve month period ended June 30, 2012, operating activities provided cash of $38,053 compared to $868,997 of cash provided by operating activities in fiscal 2011.

Cash provided by operating activities in fiscal 2012 was primarily provided by the Company’s net earnings of $511,689 and non-cash expenses for depreciation and amortization of $49,924, bad debt expenses of $26,269 and a benefit of $25,752 in deferred income taxes. Additional cash was provided by a decrease in leases and mortgages receivables of $31,313 and deferred income of $20,000. These increases in cash were offset by an increase in accounts and trade notes receivables of $199,551 as shipments were heavy during the last month of fiscal 2012 and payments were not yet due. Cash of $81,059 was used to increase inventories to support new orders. In addition a decrease of $98,683 in accounts payable and accrued expenses represents early payments to vendors so that discounts could be realized. Cash was also used to decrease accrued employee expenses by $56,748. Income taxes payable and refundable income taxes used cash of $66,247. Customer deposits decreased by $99,928 due to shipments made in the third quarter from the Company’s backlog while newer orders did not require deposits due to their smaller size. Other assets used cash of $25,197 in the normal course of business.

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

Investing activities used cash of $65,446 and $23,355 for the years ended June 30, 2012 and 2011, respectively, mostly for capital expenditures.

Financing activities used cash of $351,687 in fiscal 2012 to pay dividends. There were no expenditures in financing activities during fiscal 2011.

The Company’s original $2,250,000 revolving line of credit facility expired on October 31, 2011. Due to a change in ownership at the Company’s former lender as a result of the acquisition of the former lender by a new lender, a new line of credit facility was entered into on November 16, 2011. The new credit facility provides a revolving line of credit that entitles the Company to borrow, from time to time, up to $2,250,000, including a $1,000,000 standby letter of credit sub-facility for the purchase of inventory and a $250,000 foreign exchange contract sub-facility. The Company’s obligations under the new facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under either facility at June 30, 2012 and 2011, nor were there any amounts outstanding at any time during fiscal 2012 or 2011. The new facility requires maintenance of certain debt service coverage and leverage ratios and contained other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at June 30, 2012 and 2011.

The Company believes that its existing cash, cash equivalents, net cash from operations and sources of liquidity will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

	Year Ended June 30,
	2012	2011
Net sales	$22,075,970	$20,963,876	+5.3%
Development fees, franchise and license fees, commissions and other	381,119	361,851	+5.3%
Total revenues	$22,457,089	$21,325,727	+5.3%

Net sales for the year ended June 30, 2012 increased by $1,112,094 (5.3%) over fiscal 2011.

For the twelve month period ended June 30, 2012, equipment and parts sales increased by 6.6% and 4.6%, respectively, over fiscal 2011 attributable to a reorganized sales staff which enabled the Company to have greater penetration of its territory. Although the economy is still unstable, new orders have been trending higher, increasing the Company’s backlog at year end 2012 compared to 2011. During the year foreign sales also increased by 3.8%.

Revenues of development fees, franchising and license fees, commission and other income increased by $19,268 (5.3%) in fiscal 2012 when compared to fiscal 2011. The improvement can be attributed to the reorganization of our Mexican licensing operations and an increase in equipment restocking charges, which offset a substantial commission received in fiscal 2011 on a sale by another distributor for an installation in the Company’s territory.

	Year Ended June 30,
	2012	2011
As a percentage of net sales:
Cost of sales, net	76.7%	76.4%
As a percentage of revenues:
Selling, general and administrative expenses	21.0%	20.4%
Total expenses	96.4%	95.5%

Cost of goods sold, expressed as a percentage of sales, increased to 76.7% in fiscal 2012 from 76.4% in fiscal 2011. The percentage varies slightly from year to year due to the mix of products sold.

Selling, general and administrative expenses increased by $364,308 (8.4%) in fiscal 2012 from fiscal 2011, and increased as a percentage of revenues to 21.0% from 20.4%. The increase was mostly attributable to the increase in payroll expenses as a result of the reorganization and expansion of the sales staff. Also contributing to the increase were stockholder expenses, as the Company now must adhere to XBRL reporting requirements, and professional fees. Offsetting these increases in administrative expenses were decreases in office expenses, service engineering and travel and entertainment expenses.

Interest income decreased by $2,171 (10.0%) in fiscal 2012 from fiscal 2011, mostly due to lower prevailing interest rates.

The Company’s effective income tax rate increased to 38.2% in fiscal 2012 from 38.1% in fiscal 2011. The slight variation in percentage reflects changes in both permanent and temporary adjustments to taxable income.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases 27,000 square feet of warehouse and office space from the Sheila Steiner Revocable Trust. The trustees of this trust are Sheila Steiner, her husband, William K. Steiner, and her son, Michael S. Steiner. William K. Steiner is Chairman of the Board of Directors and a director of the Company and Michael S. Steiner is President and a director of the Company. Michael Steiner, individually, is also a principal shareholder of the Company. Annual rental expense under this lease was approximately $119,600 in fiscal 2012 and $116,100 in fiscal 2011. The lease was for an original three year term which commenced on November 1, 2005, with two three-year renewal options in favor of the Company. The Company has exercised the second renewal option, extending the lease until October 31, 2014. The lease provides for annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears the cost of real estate taxes, utilities, maintenance, non-structural repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale.

In fiscal 2012 and 2011, the Company paid a law firm, in which a director is Senior Counsel, approximately $59,300 and $44,300, respectively, for legal services performed.

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

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable, leases and mortgages, the carrying value of inventories and long-lived assets, the timing of revenue recognition for initial license and franchise fees from sales of franchise arrangements and continuing license and franchise service fees, as well as sales returns. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recognition of revenues and expenses and the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Accounts and Trade Notes Receivable

Products are generally shipped Freight on Board (FOB) from the Company’s warehouse or drop shipped from the Company’s Vendor FOB, at which time risk of loss and title passes to the purchaser. Revenue is recognized when there is persuasive evidence of the arrangement, delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. In some cases, the Company collects non-income related taxes, including sales and use tax, from its customers and remits those taxes to governmental authorities. The Company presents revenues net of these taxes. Shipping, delivery and handling fee income is included in revenues in the consolidated financial statements. Shipping, delivery and handling costs are included in cost of sales.

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

Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent and franchise dry clean stores and chains, laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions and distributors. The Company performs continuing credit evaluations of its customers’ financial condition and, depending on the term of credit, the amount of the credit granted and management’s past history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Senior management reviews accounts and trade notes receivable on a regular basis to determine if any such amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve based on older aged amounts, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available to management, it believes the Company’s allowance for doubtful accounts as of June 30, 2012 and 2011 is adequate. However, actual write-offs might exceed the recorded allowance.

Franchise License, Trademark and Other Intangible Assets

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

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes,” which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The Company does not believe that there are any unrecognized tax benefits related to certain tax positions taken on its various income tax returns. The Company continues to remain subject to examination by U.S. federal and state authorities for the years 2008 through 2011.

Recently Adopted Accounting Guidance:

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC Topic 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-06 became effective for the Company beginning July 1, 2010, except for the gross presentation of the Level 3 roll forward, which was required for annual reporting periods beginning July 1, 2011 and for interim reporting periods thereafter. Early application was permitted and comparative disclosures were not required in the period of initial adoption. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss” (“ASU 2010-20”). ASU 2010-20 amends ASC 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. ASU 2010-20 is effective for interim or annual fiscal years for the Company beginning January 1, 2011. The Company’s adoption of ASU 2010-20 did not have a material impact on its consolidated financial statements.

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

All of the Company’s export sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company’s bank revolving credit facility contains a $250,000 foreign exchange subfacility for this purpose. The Company had no foreign exchange contracts outstanding at June 30, 2012 and 2011.

Item 8.	Financial Statements and Supplementary Data.

EnviroStar, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

EnviroStar, Inc. and Subsidiaries:
Miami, Florida

We have audited the accompanying consolidated balance sheets of EnviroStar, Inc. and Subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnviroStar, Inc. and Subsidiaries as of June 30, 2012 and 2011 and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mallah Furman

Fort Lauderdale, Florida

September 21, 2012

EnviroStar, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30,	2012	2011

Assets

Current assets
Cash and cash equivalents	$6,527,940	$6,907,020
Accounts and trade notes receivable, net of allowance for doubtful accounts of $155,000 and $165,000, respectively	1,400,773	1,227,491
Inventories, net	2,371,444	2,290,904
Leases and mortgages receivable, net	33,073	68,740
Refundable income taxes	18,700	—
Deferred income taxes	119,463	124,431
Other current assets	84,225	59,028
	66	9
Total current assets	10,555,618	10,677,614
Leases and mortgages receivable – due after one year	38,323	33,969

Equipment and improvements, net	185,703	156,792

Intangible assets, net	65,890	79,279

Deferred income taxes	27,063	47,847
Total assets	$10,872,597	$10,995,501

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$922,371	$1,021,054
Accrued employee expenses	564,734	621,482
Income taxes payable	—	47,547
Deferred income	20,000	—
Customer deposits	1,068,827	1,168,755

Total current liabilities	2,575,932	2,858,838
Total liabilities	2,575,932	2,858,838

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, $1.00 par value:
Authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $0.025 par value:
Authorized shares – 15,000,000; 7,065,500, shares issued, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	6,028,896	5,868,894
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)

Total shareholders’ equity	8,296,665	8,136,663
Total liabilities and shareholders’ equity	$10,872,597	$10,995,501

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended June 30,	2012	2011

Revenues:
Net sales	$22,075,970	$20,963,876
Development fees, franchise and license fees, commission income and other revenue	381,119	361,851

Total	22,457,089	21,325,727

Cost of sales, net	16,927,685	16,015,892
Selling, general and administrative expenses	4,720,666	4,356,358

Total	21,648,351	20,372,250

Operating income	808,738	953,477

Other income and expense:
Interest income	19,457	21,628

Earnings before provision for income taxes	828,195	975,105
Provision for income taxes	316,506	371,332

Net earnings	$511,689	$603,773

Net earnings per share – basic and diluted	$.07	$.09

Weighted average number of basic and diluted common shares outstanding	7,033,732	7,033,732

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

	Common Stock		Additional Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total

Balance at June 30, 2010	7,065,500	$176,638	$2,095,069	31,768	$(3,938)	$5,265,121	$7,532,890

Net earnings	—	—	—	—	—	603,773	603,773
Balance at June 30, 2011	7,065,500	176,638	2,095,069	31,768	(3,938)	5,868,894	8,136,663
Dividends paid ($.05 per share)	—	—	—	—	—	(351,687)	(351,687)
Net earnings	—	—	—	—	—	511,689	511,689
Balance at June 30, 2012	7,065,500	$176,638	$2,095,069	31,768	$(3,938)	$6,028,896	$8,296,665

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended June 30,	2012	2011

Operating activities:
Net earnings	$511,689	$603,773
Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	49,924	55,872
Bad debt expense	26,269	10,511
Inventory reserve	519	(50,988)
Provision for deferred income taxes	25,752	36,382
(Increase) decrease in operating assets:
Accounts and trade notes receivables	(199,551)	(52,964)
Inventories	(81,059)	(416,857)
Leases and mortgages receivable	31,313	10,913
Refundable income taxes	(18,700)	—
Other current assets	(25,197)	11,161
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(98,683)	208,008
Accrued employee expenses	(56,748)	22,007
Income taxes payable	(47,547)	41,451
Deferred income	20,000	—
Customer deposits	(99,928)	389,728

Net cash provided by operating activities	38,053	868,997

Investing activities:
Capital expenditures	(65,446)	(23,355)

Net cash used by investing activities	(65,446)	(23,355)
Financing activities:
Dividends paid	(351,687)	—

Net cash used by financing activities	(351,687)	—
Net (decrease) increase in cash and cash equivalents	(379,080)	845,642
Cash and cash equivalents at beginning of year	6,907,020	6,061,378

Cash and cash equivalents at end of year	$6,527,940	$6,907,020

Supplemental Information:
Cash paid for income taxes	$357,000	$293,500

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents EnviroStar, Inc. and Subsidiaries Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business	EnviroStar, Inc. and Subsidiaries (collectively, the “Company”) sell commercial and industrial laundry and dry cleaning equipment, steam and hot water boilers manufactured by other, as well as replacement parts and accessories and provides maintenance services. The Company also sells individual and area franchises under the DRYCLEAN USA name and develops new turn-key dry cleaning establishments for resale to third parties.
The Company primarily sells to customers located in the United States, the Caribbean and Latin America.

Principles of Consolidation	The accompanying consolidated financial statements include the accounts of EnviroStar, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Products are generally shipped Freight on Board (FOB) from the Company’s warehouse or drop shipped from the Company’s Vendor FOB, at which time risk of loss and title passes to the purchaser. Revenue is recognized when there is persuasive evidence of the arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. In some cases, the Company collects non-income related taxes, including sales and use tax, from its customers and remits those taxes to governmental authorities. The Company presents revenues net of these taxes. Shipping, delivery and handling fee income of approximately $867,000 and $740,000 for the years ended June 30, 2012 and 2011, respectively, is included in revenues in the consolidated financial statements. Shipping, delivery and handling costs are included in cost of sales.

Individual franchise arrangements include a license and provide for payment of initial fees, as well as continuing royalties. Initial franchise fees are generally recorded upon the opening of the franchised store, which is evidenced by a certificate from the franchisee, indicating that the store has opened, and collectability is reasonably assured. Continuing royalties represent regular contractual payments received for the use of the “DRYCLEAN USA” marks, which are recognized as revenue when earned, generally on a straight line basis. Royalty fees recognized during the years ended June 30, 2012 and 2011 were approximately $210,000 and $145,000, respectively.

Commissions and development fees are recorded when earned, generally when the services are performed or the transaction is closed.

Accounts and Trade Notes Receivable	Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent and franchise dry cleaning stores and chains, laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions and distributors. The Company performs continuing credit evaluations of its customers’ financial condition and, depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Senior management reviews accounts and trade notes receivable on a regular basis to determine if any amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The Company’s allowance for doubtful accounts was $155,000 and $165,000 at June 30, 2012 and 2011, respectively. However, actual write-offs might vary from the recorded allowance.

Table of Contents EnviroStar, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Leases and Mortgages Receivable	The Company sells products to certain customers under lease and mortgage arrangements for terms typically ranging from one to five years. The Company accounts for these sales-type leases according to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, “Leases,” and, accordingly, recognizes current and long-term leases and mortgages receivable, net of unearned income, on the accompanying consolidated balance sheets. The present value of all payments is recorded as sales and the related cost of the equipment is charged to cost of sales. The associated interest is recorded over the term of the lease or mortgage using the effective interest method.

Inventories	Inventories consist principally of equipment and spare parts. Equipment is valued at the lower of cost, determined on the specific identification method, or market. Spare parts are valued at the lower of average cost or market.

Equipment, Improvements and Depreciation	Property and equipment are stated at cost. Depreciation and amortization are calculated on accelerated and straight-line methods over lives of five to seven years for furniture and equipment and the lesser of ten years or the life of the lease for leasehold improvements for financial reporting purpose. Repairs and maintenance costs are expensed as incurred.

Franchise License, Trademark and Other Intangible Assets	The Company follows ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”), which requires that finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. Franchise license, trademark, and other finite-lived intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over the estimated future periods to be benefited (10-15 years). Patents are amortized over the shorter of the patent’s useful life or legal life from the date the patent is granted.

Asset Impairments	ASC Topic 360, “Property, Plant, and Equipment” (“ASC 360”) and ASC 350 require the Company to periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and certain identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell. The Company has concluded that there was no impairment of long-lived assets in fiscal 2012 or fiscal 2011.

Cash Equivalents	Cash equivalents include all highly liquid investments with original maturities of three months or less.

Estimates	The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Table of Contents EnviroStar, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Earnings Per Share	Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding during each year. The Company had no dilutive securities outstanding during fiscal 2012 or fiscal 2011.

Advertising Costs	The Company expenses the cost of advertising as of the first date an advertisement is run. The Company expensed approximately $66,000 and $64,000 of advertising costs for the years ended June 30, 2012 and 2011, respectively.

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

Significant judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the asset will not be realized. There were no valuation allowances during fiscal 2012 or fiscal 2011.

The Company follows ASC Topic 740-10-25 “Accounting for Uncertainty in Income” which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The Company does not believe that there are any unrecognized tax benefits related to certain tax positions taken on its various income tax returns. The Company continues to remain subject to examination by U.S. federal and state authorities for the years 2008 through 2011.

Table of Contents EnviroStar, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Subsequent Events

In August 2012, the Company received a number of large contracts on which the Company had submitted favorable bids. These contracts, which are scheduled to be shipped in fiscal 2013, have substantially increased the Company's subsequent backlog. There were no other material subsequent events in the Company's evaluation of events and transactions that occurred after June 30, 2012

Recently Adopted Accounting Guidance

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-06 became effective for the Company beginning July 1, 2010, except for the gross presentation of the Level 3 roll forward, which was required for annual reporting periods beginning July 1, 2011 and for interim reporting periods thereafter. Early application was permitted and comparative disclosures were not required in the period of initial adoption. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 amends ASC Topic 820, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC Topic 820 disclosure requirements, particularly for Level 3 fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements

Table of Contents EnviroStar, Inc. and Subsidiaries Notes to Consolidated Financial Statements

2.	Inventories	Inventories are comprised of:

June 30,	2012	2011

Equipment	$1,473,053	$1,403,654
Parts	969,881	958,221
	2,442,934	2,361,875
Less reserve	(71,490)	(70,971)
	$2,371,444	$2,290,904

The Company has established reserves of $71,490 and $70,971 as of June 30, 2012 and 2011, respectively, against slow moving inventory. For the years ended June 30, 2012 and 2011, the Company wrote-down approximately $14,500 and $4,400, respectively, in slow moving inventory.

3.	Equipment and Improvements	Major classes of equipment and improvements consist of the following:

June 30,	2012	2011

Furniture and equipment	$518,761	$463,543
Leasehold improvements	375,012	375,012
	893,773	838,555
Less accumulated depreciation and amortization	(708,070)	(681,763)
	$185,703	$156,792

Depreciation and amortization of equipment and improvements amounted to $36,535 and $39,512 for the years ended June 30, 2012 and 2011, respectively.

4.	Intangible Assets, net	Franchise license, trademarks and other intangible assets consist of the following:

	Estimated Useful Lives (in years)	June 30, 2012	June 30, 2011

Franchise license agreements	10	$529,500	$529,500
Trademarks, patents and Tradenames	10-15	230,129	230,129
		759,629	759,629
Less accumulated amortization		(693,739)	(680,350)
		$65,890	$79,279

Amortization expense was $13,389 in fiscal 2012 and $16,360 in fiscal 2011.

Based on the carrying amount of intangibles as of June 30, 2012, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year is as follows:

Years ending June 30,

2013	$12,891
2014	12,396
2015	8,348
2016	6,785
2017	6,468
2018-2020	19,002
Total	$65,890

Table of Contents EnviroStar, Inc. and Subsidiaries Notes to Consolidated Financial Statements

5.	Leases and Mortgages Receivable

Leases and mortgages receivable result from customer leases of equipment under arrangements which qualify as sales type leases. At June 30, 2012 and 2011, future lease payments, net of deferred interest ($18,694 and $14,100 at June 30, 2012 and 2011, respectively), due under these leases was $71,396 and $102,709, respectively.

6.	Income Taxes	The following are the components of income taxes:

Years ended June 30,	2012	2011

Current
Federal	$248,257	$285,994
State	42,497	48,956
	290,754	334,950

Deferred
Federal	21,988	31,064
State	3,764	5,318
	25,752	36,382
	$316,506	$371,332

The reconciliation of income tax expense computed at the Federal statutory tax rate of 34% to the provision for income taxes is as follows:

Years ended June 30,	2012	2011

Tax at the statutory rate	$281,586	$331,536
State income taxes, net of federal benefit	30,064	35,396
Other	4,856	4,400
	$316,506	$371,332

Effective tax rate	38.2%	38.1%

Deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes. Significant components of the Company’s current and noncurrent deferred tax assets and liabilities are as follows:

Years ended June 30,	2012	2011

Current deferred tax assets:
Allowance for doubtful accounts	$58,327	$62,090
Inventory capitalization	34,234	35,634
Inventory reserves	26,902	26,707
	119,463	124,431

Noncurrent deferred tax assets (liabilities):
Equipment and improvements	(1,890)	5,035
Franchise, trademarks and other intangible assets	28,953	42,812
	27,063	47,847
Total net deferred income tax assets	$146,526	$172,278

Table of Contents EnviroStar, Inc. and Subsidiaries Notes to Consolidated Financial Statements

As of June 30, 2012, the Company was subject to potential Federal and State tax examinations for the tax years 2008 through 2011.

7.	Credit Agreement and Term Loan	The Company is a party to a bank loan agreement which provides the Company with a revolving credit facility of $2,250,000, including a $1,000,000 letter of credit subfacility and $250,000 foreign exchange subfacility. Borrowings under the revolving credit facility bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate, are guaranteed by all of the Company’s subsidiaries and are collateralized by substantially all of the Company’s and its subsidiaries’ assets. The revolving credit facility matures October 30, 2012. During fiscal 2012 and fiscal 2011, there were no borrowings, letters of credit or foreign exchange contracts outstanding under the line of credit. The loan agreement requires maintenance of certain debt service coverage and leverage ratios and contains other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at June 30, 2012 and 2011.

8.	Related Party Transactions

The Company leases warehouse and office space under an operating lease from the Sheila Steiner Revocable Trust. The trustees of this trust are Sheila Steiner, her husband, William K. Steiner, and her son, Michael S. Steiner. William K. Steiner is Chairman of the Board of Directors and a director of the Company and Michael S. Steiner is President and a director of the Company. Michael Steiner, individually, is also a principal shareholder of the Company.

The lease was for an original three year term which commenced on November 1, 2005, with two three-year renewal options in favor of the Company. The Company has exercised the second renewal option, extending the lease until October 31, 2014. The lease provides for annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears the cost of real estate taxes, utilities, maintenance, non-structural repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. Annual rental expense under this lease was approximately $119,600 in fiscal 2012 and $116,100 in fiscal 2011.

The Company paid a law firm, in which a director is Senior Counsel, approximately $59,300 and $44,300 in fiscal 2012 and 2011, respectively, for legal services performed.

9.	Concentrations of Credit Risk	Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts and trade receivables and leases and mortgages receivable. The Company maintains its cash and cash equivalents, including a money market account, at a large bank. At times, the bank deposits may exceed Federal Deposit Insurance Corporation (FDIC) limits. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base. Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold.

Table of Contents EnviroStar, Inc. and Subsidiaries Notes to Consolidated Financial Statements

10.	Commitments	In addition to the warehouse and office space leased from the Sheila Steiner Revocable Trust (see Note 8), the Company leases an additional warehouse facility from an unrelated third party under an operating lease expiring in December 2014. Minimum future rental commitments for both leases approximate the following:

Years ending June 30,

2013	$170,300
2014	174,000
2015	66,200
2016	—
2017	—
Total	$410,500

Rent expense under all leases aggregated approximately $175,700 and $163,700 for the years ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, the Company had no outstanding letters of credit.

The Company, through its manufacturers, provides parts warranties for products sold. These warranties are the responsibility of the manufacturer. As such, warranty related expenses are insignificant to the consolidated financial statements.

11.	Retirement Plan	The Company has a participatory deferred compensation plan under which it matches employee contributions up to 2% of an eligible employee’s yearly compensation. Employees are eligible to participate in the plan after one year of service. The Company contributed approximately $13,800 and $14,200 to the Plan during fiscal 2012 and fiscal 2011, respectively. The plan is qualified under Section 401(k) of the Internal Revenue Code.

12.	Segment Information	The Company’s reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Steiner-Atlantic Corp., a wholly-owned subsidiary of the Company, and DRYCLEAN USA Development Corp., a wholly-owned indirect subsidiary of the Company, comprise the commercial and industrial laundry and dry cleaning equipment and boiler segment. Steiner-Atlantic Corp. sells commercial and industrial laundry and dry cleaning equipment and boilers to customers in the United States, the Caribbean and Latin American markets. DRYCLEAN USA Development Corp. enters into leases for resale to third parties for future dry cleaning stores. In recent years this area of business has not produced any revenues, but is kept as a subsidiary for future expansion.
DRYCLEAN USA License Corp., a wholly-owned subsidiary of the Company, comprises the license and franchise operations segment.
The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.
28

Table of Contents EnviroStar, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Financial information for the Company’s business segments is as follows:

Year ended June 30,	2012	2011

Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$22,246,911	$21,179,160
License and franchise operations	210,178	146,567
Total revenues	$22,457,089	$21,325,727

Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$1,083,807	$1,165,367
License and franchise operations	44,193	96,383
Corporate	(319,262)	(308,273)
Total operating income	$808,738	$953,477

Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$10,105,561	$10,293,717
License and franchise operations	594,212	522,012
Corporate	172,824	179,772
Total assets	$10,872,597	$10,995,501

For the years ended June 30, 2012 and 2011, export revenues, principally to the Caribbean and Latin America, aggregated approximately $4,918,000 and $4,739,000, respectively, of which approximately $4,748,000 and $4,629,000, respectively, related to the commercial and industrial laundry, dry cleaning equipment and boiler segment. All such sales are denominated in U.S. Dollars and, accordingly, the Company is not exposed to risks of foreign currency fluctuations as a result of such sales.

No customer accounted for more than 10% of the Company’s revenues in either fiscal 2012 or fiscal 2011.

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

The Company’ management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment, the Company’s management concluded that, as of June 30, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

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

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 11.	Executive Compensation.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 14.	Principal Accounting Fees and Services.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
Exhibit No.	Description
3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963. (Exhibit 3.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968. (Exhibit 3.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
32

3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983. (Exhibit 3.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986. (Exhibit 3.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986. (Exhibit 3.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(6)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998. (Exhibit 3.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999. (Exhibit 3.1(g) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009. (Exhibit 3.1(h) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(b)	By-Laws of the Company, as amended. (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, File No. 001-14757.)
4(a)(1)(A)	Loan and Security Agreement, dated as of December 19, 2001, from the Company in favor of Wachovia Bank, National Association, formerly named First Union National Bank (“Wachovia”). (Exhibit 4.1(a) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)
4(a)(1)(B)	Letter, dated September 23, 2002, between the Company and Wachovia (Exhibit 4(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002, File No. 001-14757.)
4(a)(1)(C)	Letter, dated October 11, 2002, between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 001-14757.)
4(a)(1)(D)	Letter, dated October 22, 2003, between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. File No. 001-14757.)
4(a)(1)(E)	Letter, dated October 28, 2004, between the Company and Wachovia, extending the Company’s revolving credit facility. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 001-14757.)
33

4(a)(1)(F)	Letter, dated October 28, 2004, between the Company and Wachovia, eliminating the borrowing base restriction on borrowings under the Company’s revolving credit facility. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 001-14757.)

34

4(a)(1)(G)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)
4(a)(1)(H)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)
4(a)(l)(I)	Letter, dated as of October 16, 2006, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 23, 2006, File No. 001-14757.)
4(a)(1)(J)	Letter, dated as of October 18, 2007, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 22, 2007, File No. 001-14757.)
4(a)(1)(K)	Letter, dated October 10, 2008, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) September 29, 2008, File No. 001-14757.)
4(a)(1)(L)	Letter, dated October 27, 2009, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) November 3, 2009, File No. 001-14757.)
4(a)(1)(M)	Letter, dated October 29, 2010, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) November 2, 2010, File No. 001-14757.)
4(a)(2)	Revolving Credit Note, dated as of December 19, 2001, from the Company in favor of Wachovia. (Exhibit 4.1(c) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)
4(a)(3)	Guaranty and Security Agreement, dated as of December 19, 2001, from Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Company, DRYCLEAN USA Development Corp. and DRYCLEAN USA License Corp., subsidiaries of the Company, in favor of Wachovia. (Exhibit 4.1(d) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)
4(a)(4)(A)	Credit Agreement, dated November 16, 2011, between Company and Wells Fargo Bank, National Association. (“Wells Fargo”) (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(B)	Revolving Line of Credit Note, dated November 16, 2011, from the Company to Wells Fargo. (Exhibit 4.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(C)	Security Agreement, dated November 16, 2011, from the Company to Wells Fargo. (Exhibit 4.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(D)	Continuing Guaranty, dated November 16, 2011, by Steiner-Atlantic Corp. in favor of Wells Fargo. (Exhibit 4.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
35

4(a)(4)(E)	Security Agreement, dated November 16, 2011, from the Steiner-Atlantic Corp. to Wells Fargo. (Exhibit 4.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(F)	Continuing Guaranty, dated November 16, 2011, by DRYCLEAN USA License Corp. in favor of Wells Fargo. (Exhibit 4.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(G)	Security Agreement, dated November 16, 2011, from the DRYCLEAN USA License Corp. to Wells Fargo. (Exhibit 4.1(g) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
10(a)(1)	Commercial lease dated September 9, 2005 between Steiner - Atlantic Corp. and William K. Steiner with respect to Steiner’s facilities located at 290 NE 68 Street, 297 NE 67 Street and 277 NE 67 Street, Miami, Florida. (Exhibit 10(a)(1) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, File No. 001-14757.)
10(a)(2)	Letter, dated as of September 29, 2008, from the Company’s wholly-owned subsidiary, Steiner-Atlantic Corp., to Sheila Steiner and William Steiner exercising an option to extend lease. (Exhibit 10(a)(2) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, File No. 001-14757.)
10(a)(3)	Letter, dated as of September 23, 2011, from the Company’s wholly-owned subsidiary, Steiner-Atlantic Corp., to Sheila Steiner Revocable Trust exercising an option to extend lease. (Exhibit 10(a)(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, File No. 001-14757.)
10(a)(4)(A)	Stockholders’ Agreement, dated as of October 13, 2011, between the co-trustees of the William K. Steiner Revocable Trust and Michael S. Steiner. (Exhibit 1(a) to Schedule 13D dated March 14, 2012 of Robert M. Steiner, File No. 005-30014).
10(a)(4)(B)	Amendment to and Joinder in Stockholders' Agreement, dated March 6, 2012, by Michael S. Steiner and Robert M. Steiner. (Exhibit 1(b) to Schedule 13D dated March 14, 2012 of Robert M. Steiner, File No. 005-30014).
14	Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 001-14757.)
21	Subsidiaries of the Company. (Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 001-14757.)
*31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
36

*31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnviroStar, Inc.

Dated: September 21, 2012
	By:	/s/ Michael S. Steiner
Michael S. Steiner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Michael S. Steiner	President, Chief Executive Officer	September 21, 2012
Michael S. Steiner	(Principal Executive Officer) and Director
/s/ Venerando J. Indelicato	Chief Financial Officer	September 21, 2012
Venerando J. Indelicato	(Principal Financial and Accounting Officer) and Director
/s/ David Blyer	Director	September 21, 2012
David Blyer

/s/ Lloyd Frank	Director	September 21, 2012
Lloyd Frank
/s/ Alan M. Grunspan	Director	September 21, 2012
Alan M. Grunspan
/s/ William K. Steiner	Director	September 21, 2012
William K. Steiner
/s/ Stuart Wagner	Director	September 21, 2012
Stuart Wagner
38

EXHIBIT INDEX

Exhibit No.	Description
3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963. (Exhibit 3.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968. (Exhibit 3.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983. (Exhibit 3.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986. (Exhibit 3.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986. (Exhibit 3.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(6)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998. (Exhibit 3.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999. (Exhibit 3.1(g) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009. (Exhibit 3.1(h) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(b)	By-Laws of the Company, as amended. (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, File No. 001-14757.)
4(a)(1)(A)	Loan and Security Agreement, dated as of December 19, 2001, from the Company in favor of Wachovia Bank, National Association, formerly named First Union National Bank (“Wachovia”). (Exhibit 4.1(a) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)
39

4(a)(1)(B)	Letter, dated September 23, 2002, between the Company and Wachovia (Exhibit 4(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002, File No. 001-14757.)
4(a)(1)(C)	Letter, dated October 11, 2002, between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 001-14757.)
4(a)(1)(D)	Letter, dated October 22, 2003, between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. File No. 001-14757.)
4(a)(1)(E)	Letter, dated October 28, 2004, between the Company and Wachovia, extending the Company’s revolving credit facility. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 001-14757.)
4(a)(1)(F)	Letter, dated October 28, 2004, between the Company and Wachovia, eliminating the borrowing base restriction on borrowings under the Company’s revolving credit facility. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 001-14757.)
4(a)(1)(G)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)
4(a)(1)(H)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)
4(a)(l)(I)	Letter, dated as of October 16, 2006, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 23, 2006, File No. 001-14757.)
4(a)(1)(J)	Letter, dated as of October 18, 2007, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 22, 2007, File No. 001-14757.)
4(a)(1)(K)	Letter, dated October 10, 2008, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) September 29, 2008, File No. 001-14757.)
4(a)(1)(L)	Letter, dated October 27, 2009, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) November 3, 2009, File No. 001-14757.)
4(a)(1)(M)	Letter, dated October 29, 2010, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) November 2, 2010, File No. 001-14757.)
4(a)(2)	Revolving Credit Note, dated as of December 19, 2001, from the Company in favor of Wachovia. (Exhibit 4.1(c) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)
40

4(a)(3)	Guaranty and Security Agreement, dated as of December 19, 2001, from Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Company, DRYCLEAN USA Development Corp. and DRYCLEAN USA License Corp., subsidiaries of the Company, in favor of Wachovia. (Exhibit 4.1(d) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)
4(a)(4)(A)	Credit Agreement, dated November 16, 2011, between Company and Wells Fargo Bank, National Association. (“Wells Fargo”) (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(B)	Revolving Line of Credit Note, dated November 16, 2011, from the Company to Wells Fargo. (Exhibit 4.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(C)	Security Agreement, dated November 16, 2011, from the Company to Wells Fargo. (Exhibit 4.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(D)	Continuing Guaranty, dated November 16, 2011, by Steiner-Atlantic Corp. in favor of Wells Fargo. (Exhibit 4.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(E)	Security Agreement, dated November 16, 2011, from the Steiner-Atlantic Corp. to Wells Fargo. (Exhibit 4.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(F)	Continuing Guaranty, dated November 16, 2011, by DRYCLEAN USA License Corp. in favor of Wells Fargo. (Exhibit 4.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(G)	Security Agreement, dated November 16, 2011, from the DRYCLEAN USA License Corp. to Wells Fargo. (Exhibit 4.1(g) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
10(a)(1)	Commercial lease dated September 9, 2005 between Steiner - Atlantic Corp. and William K. Steiner with respect to Steiner’s facilities located at 290 NE 68 Street, 297 NE 67 Street and 277 NE 67 Street, Miami, Florida. (Exhibit 10(a)(1) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, File No. 001-14757.)
10(a)(2)	Letter, dated as of September 29, 2008, from the Company’s wholly-owned subsidiary, Steiner-Atlantic Corp., to Sheila Steiner and William Steiner exercising an option to extend lease. (Exhibit 10(a)(2) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, File No. 001-14757.)
10(a)(3)	Letter, dated as of September 23, 2011, from the Company’s wholly-owned subsidiary, Steiner-Atlantic Corp., to Sheila Steiner Revocable Trust exercising an option to extend lease. (Exhibit 10(a)(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, File No. 001-14757.)
41

10(a)(4)(A)	Stockholders’ Agreement, dated as of October 13, 2011, between the co-trustees of the William K. Steiner Revocable Trust and Michael S. Steiner. (Exhibit 1(a) to Schedule 13D dated March 14, 2012 of Robert M. Steiner, File No. 005-30014).
10(a)(4)(B)	Amendment to and Joinder in Stockholders' Agreement, dated March 6, 2012, by Michael S. Steiner and Robert M. Steiner. (Exhibit 1(b) to Schedule 13D dated March 14, 2012 of Robert M. Steiner, File No. 005-30014).
14	Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 001-14757.)
21	Subsidiaries of the Company. (Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 001-14757.)
*31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

42