Form 10-Q
period 2012-09-30
EnviroStar, Inc.
filed 2012-11-13
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-14757

EnviroStar, Inc.
(Exact name of Registrant as Specified in Its charter)

DELAWARE	11-2014231
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of November 9, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the three months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Net sales	$6,458,651	$6,234,500
Development fees, franchise and license fees, commission income and other revenue	54,463	73,371
Total revenues	6,513,114	6,307,871

Cost of sales, net	5,115,426	4,787,981
Selling, general and administrative expenses	1,155,264	1,147,485
Total operating expenses	6,270,690	5,935,466

Operating income	242,424	372,405
Interest income	4,599	3,877
Earnings before provision for income taxes	247,023	376,282
Provision for income taxes	95,184	142,784
Net earnings	$151,839	$233,498

Net earnings per share – basic and diluted	$.02	$.03

Weighted average number of basic and diluted common shares outstanding:	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2012	June 30, 2012
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$10,397,999	$6,527,940
Accounts and trade notes receivable, net of allowance for doubtful accounts	2,425,975	1,400,773
Inventories, net	2,570,904	2,371,444
Lease and mortgage receivables, net	24,343	33,073
Deferred income taxes	116,408	119,463
Refundable income taxes	—	18,700
Other current assets	623,303	84,225
Total current assets	16,158,932	10,555,618

Lease and mortgage receivables-due after one year	38,323	38,323

Equipment and improvements, net	197,767	185,703

Intangible assets, net	62,595	65,890

Deferred income taxes	38,789	27,063

Total assets	$16,496,406	$10,872,597

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND

SHAREHOLDERS’ EQUITY

	September 30, 2012	June 30, 2012
	(Unaudited)	(Audited)
Current liabilities
Accounts payable and accrued expenses	$2,639,366	$922,371
Accrued employee expenses	310,678	564,734
Income taxes payable	85,155	—
Deferred income	14,999	20,000
Customer deposits	4,997,704	1,068,827
Total current liabilities	8,047,902	2,575,932
Total liabilities	8,047,902	2,575,932

Shareholders’ equity
Preferred stock, $1.00 par value: authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $0.025 par value: authorized shares – 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	6,180,735	6,028,896
Treasury stock, 31,768 shares at cost	(3,938)	(3,938)

Total shareholders’ equity	8,448,504	8,296,665

Total liabilities and shareholders’ equity	$16,496,406	$10,872,597

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the three months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Operating activities:
Net earnings	$151,839	$233,498
Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	14,771	12,545
Bad debt expense	—	450
Inventory reserve	—	4,337
(Benefit) for deferred income taxes	(8,671)	(102)
(Increase) decrease in operating assets:
Accounts and trade notes receivables	(1,025,202)	(789,433)
Inventories	(199,460)	(183,326)
Lease and mortgage receivables	8,730	22,675
Other current assets	(539,078)	(39,033)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,716,995	115,866
Accrued employee expenses	(254,056)	(321,670)
Income taxes payable	103,855	64,885
Unearned income	(5,001)	—
Customer deposits	3,928,877	763,453
Net cash provided (used) by operating activities	3,893,599	(115,855)
Investing activities:
Capital expenditures	(23,540)	—
Net cash used by investing activities	(23,540)	—
Net increase (decrease) in cash and cash equivalents	3,870,059	(115,855)
Cash and cash equivalents at beginning of period	6,527,940	6,907,020

Cash and cash equivalents at end of period	$10,397,999	$6,791,165

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$—	$78,000

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EnviroStar, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies and other footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The June 30, 2012 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as of that date.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note (2) - Earnings Per Share: Basic earnings per share for the three months ended September 30, 2012 and 2011 are computed as follows:

	For the three months ended September 30,
	2012 (Unaudited)	2011 (Unaudited)
Net income	$151,839	$233,498
Weighted average shares outstanding	7,033,732	7,033,732
Basic and fully diluted earnings per share	$.02	$.03

At September 30, 2012, the Company had no outstanding options to purchase shares of the Company’s common stock or other dilutive securities.

Note (3) - Lease and Mortgage Receivables: Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales type leases. At September 30, 2012, future lease payments, (net of deferred interest of $16,687 at September 30, 2012), due under these leases was $62,666. At June 30 2012, future lease payments, (net of deferred interest of $18,694 at June 30, 2012), due under these leases was $71,396.

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note (4) - Revolving Credit Line: Effective November 1, 2012, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2013. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s assets. No amounts were outstanding under this facility at September 30, 2012 or June 30, 2012, nor were there any amounts outstanding at any time during fiscal 2012 or the first quarter of fiscal 2013. The loan agreement requires maintenance of certain debt service coverage and leverage ratios and contained other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at September 30, 2012 and 2011 and June 30, 2012.

Note (5) - Income Taxes: Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of September 30, 2012 and June 30, 2012, the Company had deferred tax assets of $155,197 and $146,526, respectively. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of September 30, 2012 and June 30, 2012, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the three months ended September 30, 2012, this standard did not result in any adjustment to the Company’s provision for income taxes.

As of September 30, 2012, the Company was subject to potential Federal and State tax examinations for the tax years 2009 through 2012.

EnviroStar Inc and Subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

	For the three months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$6,460,340	$6,260,324
License and franchise operations	52,774	47,547
Total revenues	$6,513,114	$6,307,871

Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$313,642	$458,354
License and franchise operations	19,678	12,518
Corporate	(90,896)	(98,467)
Total operating income	$242,424	$372,405

	September 30, 2012	June 30, 2012
	(Unaudited)	(Audited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$16,114,468	$10,105,561
License and franchise operations	219,143	594,242
Corporate	162,795	172,824
Total assets	$16,496,406	$10,872,597

EnviroStar Inc and Subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note (7) - Recently Adopted Accounting Guidance:

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

EnviroStar Inc and Subsidiaries.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note (8) – Subsequent Events: On November 9, 2012, the Board of Directors declared a $.60 per share special dividend, payable on December 12, 2012 to shareholders of record on November 28, 2012. The Company also renewed the Company’s bank revolving line of credit facility on November 1, 2012 as discussed in Note 4. There were no other recognizable or non-recognizable subsequent events in its evaluation of events and transaction that occurred after September 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

Total revenues for the first quarter of fiscal 2013 increased by 3.3% over the same period of fiscal 2012, however, lower margins caused a decrease of 35.0% in net earnings for the first quarter of fiscal 2013 when compared to the same period of fiscal 2012. A 3.6% increase in equipment sales in the first quarter of fiscal 2013 when compared to the same period in 2012 was offset by a 2.6% decrease in spare parts sales in the first quarter of fiscal 2013 when compared to the same period in 2012. Spare parts carry higher margins than equipment sales. Selling, general and administrative expenses, which included a reorganized sales and support staff that was completed in fiscal 2012, remained stable, increasing by .7% in the first quarter of fiscal 2013 from the same period of fiscal 2012. Foreign shipments increased by 48.4 % when comparing the first quarter of fiscal 2013 to the first quarter of fiscal 2012.

During the first quarter of fiscal 2013, the Company received a number of large orders for shipment during fiscal 2013. These orders have increased the Company’s backlog to historic levels and customer deposits associated with these orders have increased our cash by $3,870,059 to $10,397,999

Inventories increased by 8.4%, during the first quarter of fiscal 2013 when compared to the same period in 2012 to support the increased orders.

Liquidity and Capital Resources

During the first quarter of fiscal 2013, cash increased by $3,870,059 compared to a decrease of $115,855 during the same period of fiscal 2012. The following summarizes the Company’s Consolidated Statement of Cash Flows.

	Three Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)
Net cash provided (used) by:
Operating activities	$3,893,599	$(115,855)
Investing activities	(23,540)	—
Net increase (decrease) in cash	$3,870,059	$(115,855)

For the three months ended September 30, 2012, operating activities provided cash of $3,893,599 compared to $115,855 of cash used during the same period of fiscal 2012. The increase in cash is primarily attributed to an increase of $3,928,877 in customer deposits associated with a number of large orders received by the Company during the first quarter of fiscal 2013. In addition, $1,716,995 of cash was provided by an increase in accounts payable and accrued expenses, representing equipment received and shipped but not yet paid for. Additional cash was provided by the Company’s net earnings of $151,839 and non-cash expenses for depreciation and amortization of $14,771. Offsetting these increases in cash was an increase in accounts and trade notes receivables which used cash of $1,025,202 reflecting heavy shipments in September 2012, which were not yet due for payment. Other assets used cash of $539,078 mostly for prepayments to vendors for specialized equipment on order. In addition, cash of $254,056 was used to decrease accrued employee expenses as year-end bonuses were paid out during the first quarter of fiscal 2013. An increase in inventories used cash of $199,460 to support current orders. Also, $103,855 of cash was provided by an increase in income taxes payable as tax deposits were made after the quarter ended. Other factors affecting cash in the normal course of business was a benefit of $8,671 for deferred income taxes, an $8,730 decrease in leases and mortgages receivables and a decrease of $5,001 in unearned income.

For the three months ended September 30, 2011, operating activities used cash of $115,855 compared to $880,876 of cash provided during the same period of fiscal 2011. The cash used by operating activities in the fiscal 2012 period was primarily due to an increase of $789,433 in accounts and trade notes receivable caused by heavy shipments in September 2011 that had not been paid for by September 30, 2011. This use of cash was largely offset by an increase of $763,453 in customer deposits as orders increased during the period. Cash of $321,670 was used in the first quarter of fiscal 2012 as a result of a decrease in accrued employee expenses as year-end accrued bonuses were paid out during the first quarter of fiscal 2012. In addition, inventories increased by $183,326 to support the current level of orders. These uses of cash were partially offset predominantly by cash provided by the Company’s net income of $233,498 and non cash expenses for depreciation and amortization of $12,545, an increase in accounts payable and accrued expenses of $115,866 and an increase in income taxes payable of $64,885.

Investing activities used cash of $23,540 during the first quarter of fiscal 2013 for capital expenditures. There were no expenditures for investing activities during the first quarter of fiscal 2012.

There were no financing activities during the first quarters of fiscal 2013 and 2012.

Effective November 1, 2012, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2013. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at September 30, 2012 or June 30, 2012, nor were there any amounts outstanding at any time during fiscal 2012 or the first quarter of fiscal 2013.

The Company believes that its existing cash, cash equivalents and net cash from operations will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long-term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues

	Three Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)%
Net sales	$6,458,651	$6,234,500	+3.6%
Development fees, franchise and license fees, commissions and other income	54,463	73,371	-25.8%
Total revenues	$6,513,114	$6,307,871	+3.3%

Net sales for the three month period ended September 30, 2012 increased by $224,151 (3.6%) from the same period of fiscal 2012. The increase in sales was primarily attributed to an improvement in equipment sales, which increased by 3.6%. This increase was offset by a 2.6% decrease in spare parts sales. However, foreign sales continued their improvement increasing by 48.4% during the first quarter of fiscal 2013.

Revenues of development fees, franchise and license fees, commissions and other income decreased by $18,908 (25.8%) primarily due to a reduction in commissions paid to the Company by other distributors.

Operating expenses

	Three Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)
As a percentage of net sales:
Cost of sales	79.2%	76.8%
As a percentage of revenues:
Selling, general and administrative expenses	17.7%	18.2%
Total expenses	96.3%	94.1%

Costs of goods sold, expressed as a percentage of sales, increased to 79.2% in the first quarter of fiscal 2013 from 76.8% for the same period of fiscal 2012. The increase was due mainly to shipments of large equipment orders which normally carry lower margins and a slight reduction in spare parts shipments which generally carry higher margins.

Selling, general and administrative expenses increased by $7,779 (.7%) in the first quarter of fiscal 2013 over the first quarter of fiscal 2012, but as a percentage of revenues improved to 17.7% from 18.2% for the same comparable periods. The improvement as a percentage of revenues, despite a slight increase in dollar amount, was due to the absorption of selling, general and administrative expenses over higher revenues.

Interest income increased by $722 (18.6%) in the first quarter of fiscal 2013 from the same period of fiscal 2012, primarily due to slightly higher interest rates.

The Company’s effective income tax rate for the first quarter of fiscal 2013 increased to 38.5% from 37.9% for the same period of fiscal 2012. The slight variation reflects changes in permanent and temporary adjustments to taxable income.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases warehouse and office space under an operating lease from the Sheila Steiner Revocable Trust. The trustees of this trust are Sheila Steiner, her husband, William K. Steiner, and her son, Michael S. Steiner. William K. Steiner, is Chairman of the Board of Directors and a director of the Company, and Michael S. Steiner, is President and a director of the Company. Michael Steiner, individually, is also a principal shareholder of the Company.

The lease was for an original three year term which commenced on November 1, 2005, with two three-year renewal options in favor of the Company. The Company has exercised the second renewal option, extending the lease until October 31, 2014. The lease provides for annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears the cost of real estate taxes, utilities, maintenance, non-structural repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. Rental expense under this lease was approximately $30,200 and $29,300 in the first three months of fiscal 2013 and 2012, respectively.

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s results of operations remain unchanged from those described in the Management’s Discussion an Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Therefore, there can be no assurance that the actual results will not differ from those estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company’s bank revolving credit facility contains a $250,000 foreign exchange subfacility for this purpose. The Company had no foreign exchange contracts outstanding at September 30, 2012 or June 30, 2012.

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

Date: November 9, 2012		EnviroStar, Inc.

	By:	/s/Venerando J. Indelicato
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

-20-