Form 10-Q
period 2012-12-31
EnviroStar, Inc.
filed 2013-02-11
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of February 8, 2013.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the six months ended December 31,		For the three months ended December 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net sales	$12,861,285	$11,147,320	$6,402,634	$4,912,820
Development fees, franchise and license fees, commission income and other revenue	97,538	142,801	43,075	69,430
Total revenues	12,958,823	11,290,121	6,445,709	4,982,250

Cost of sales, net	10,044,596	8,536,594	4,929,170	3,748,613
Selling, general and administrative expenses	2,474,839	2,357,251	1,319,574	1,209,766
Total operating expenses	12,519,435	10,893,845	6,248,744	4,958,379
Operating income	439,388	396,276	196,965	23,871
Interest income	9,651	7,284	5,051	3,407
Earnings before provision for income taxes	449,039	403,560	202,016	27,278
Provision for income taxes	172,045	154,666	76,861	11,882
Net earnings	$276,994	$248,894	$125,155	$15,396
Net earnings per share – basic and diluted	$.04	$.04	$.02	$.01
Weighted average number of basic and diluted
common shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS
	December 31, 2012 (Unaudited)	June 30, 2012 (Audited)
Current assets
Cash and cash equivalents	$5,775,499	$6,527,940
Accounts and trade notes receivable, net of allowance for doubtful accounts	689,689	1,400,773
Inventories, net	2,681,469	2,371,444
Refundable income taxes	16,966	18,700
Deferred income taxes	123,546	119,463
Lease and mortgage receivables, net	19,705	33,073
Other current assets	630,742	84,225
Total current assets	9,937,616	10,555,618
Lease and mortgage receivables-due after one year	51,980	38,323
Equipment and improvements, net	186,346	185,703
Franchise license, trademarks and other intangible assets, net	59,299	65,890
Deferred income taxes	19,669	27,063

Total assets	$10,254,910	$10,872,597

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31, 2012 (Unaudited)	June 30, 2012 (Audited)
Current liabilities
Accounts payable and accrued expenses	$1,106,557	$922,371
Accrued employee expenses	437,880	564,734
Deferred income	10,000	20,000
Customer deposits	4,347,052	1,068,827
Total current liabilities	5,901,489	2,575,932

Total liabilities	5,901,489	2,575,932

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	2,085,652	6,028,896
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)
Total shareholders’ equity	4,353,421	8,296,665
Total liabilities and shareholders’ equity	$10,254,910	$10,872,597

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six months ended
	December 31, 2012 (Unaudited)	December 31, 2011 (Unaudited)
Operating activities:
Net earnings	$276,994	$248,894
Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	29,489	24,876
Bad debt expense	509	1,176
Inventory reserve	(3,166)	265
Provision for deferred income taxes	3,311	3,721
(Increase) decrease in operating assets:
Accounts and trade notes receivables	710,575	(124,705)
Inventories	(306,859)	471,729
Refundable income taxes	1,734	(143,509)
Lease and mortgage receivables	(289)	40,185
Other current assets	(546,517)	(162,951)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	184,186	(271,524)
Accrued employee expenses	(126,854)	(261,329)
Income taxes payable	—	(47,547)
Deferred income	(10,000)	—
Customer deposits	3,278,225	336,226
Net cash provided by operating activities	3,491,338	115,507
Investing activities:
Capital expenditures	(23,540)	(5,050)
Net cash used by investing activities	(23,540)	(5,050)
Financing activities:
Dividends paid	(4,220,239)	(351,686)
Net cash used by financing activities	(4,220,239)	(351,686)
Net decrease in cash and cash equivalents	(752,441)	(241,229)
Cash and cash equivalents at beginning of period	6,527,940	6,907,020
Cash and cash equivalents at end of period	$5,775,499	$6,665,791
Supplemental information:
Cash paid during the period for income taxes	$179,000	$342,000

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EnviroStar, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies and other footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The June 30, 2012 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as of that date.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note (2) - Earnings Per Share: Basic earnings per share for the six and three months ended December 31, 2012 and 2011 are computed as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)

Net earnings	$276,994	$248,894	$125,155	$15,396
Weighted average shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732
Basic and fully diluted earnings per share	$.04	$.04	$.02	$.01

At December 31, 2012, the Company had no outstanding options to purchase shares of the Company’s common stock or other dilutive securities.

Table of Contents EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2012 (Unaudited)

Note (3) - Lease and Mortgage Receivables: Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales type leases. At December 31, 2012, future lease payments, net of deferred interest ($16,484 at December 31, 2012), due under these leases was $71,685. At June 30, 2012, future lease payments, net of deferred interest ($18,694 at June 30, 2012), due under these leases was $71,396.

Note (4) - Revolving Credit Line: Effective November 1, 2012, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2013. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s assets. No amounts were outstanding under this facility at December 31, 2012 or June 30, 2012, nor were there any amounts outstanding at any time during fiscal 2012 or the first six months of fiscal 2013. The loan agreement requires maintenance of certain debt service coverage and leverage ratios and contained other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at December 31, 2012 and June 30, 2012.

Note (5) - Income Taxes: Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of December 31, 2012 and June 30, 2012, the Company had deferred tax assets of $143,215 and $146,526, respectively. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of December 31, 2012, and June 30, 2012 management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the six and three months ended December 31, 2012, this standard did not result in any adjustment to the Company’s provision for income taxes.

As of December 31, 2012, the Company was subject to potential Federal and State tax examinations for the tax years 2009 through 2012.

Table of Contents EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2012 (Unaudited)

Note (6) – Cash Dividends: On November 9, 2012, the Company’s Board of Directors declared a $.60 per share cash dividend (an aggregate of $4,220,239), which was paid on December 12, 2012 to shareholders of record at the close of business on November 28, 2012.

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

	For the six months ended December 31,		For the three months ended December 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$12,869,618	$11,195,478	$6,409,278	$4,935,154
License and franchise operations	89,205	94,643	36,431	47,096
Total revenues	$12,958,823	$11,290,121	$6,445,709	$4,982,250
Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$603,762	$574,279	$290,121	$115,925
License and franchise operations	26,841	22,771	7,163	10,253
Corporate	(191,215)	(200,774)	(100,319)	(102,307)
Total operating income	$439,388	$396,276	$196,965	$23,871

	December 31, 2012	June 30, 2012
	(Unaudited)	(Audited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$9,843,865	$10,105,561
License and franchise operations	231,266	594,212
Corporate	179,779	172,824
Total assets	$10,254,910	$10,872,597

Note (8) - Recently Adopted Accounting Guidance:

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss” (“ASU 2010-20”). ASU 2010-20 amends ASC Topic 310, “Receivables” to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by requiring an entity to provide a greater level of disaggregated information and to disclose credit quality indicators, past due information, and modifications of its financing receivables. ASU 2010-20 is effective for interim or annual fiscal years for the Company beginning January 1, 2011. The Company’s adoption of ASU 2010-20 did not have a material impact on its consolidated financial statements

Table of Contents EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2012 (Unaudited)

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 amends ASC 820, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

Total revenues for both the first six month period and the second quarter of fiscal 2013 increased by 14.8% and 29.4%, respectively, when compared to the same periods of fiscal 2012. Net earnings followed the same pattern, increasing by 11.3% and 712.9% for the six and three month periods of fiscal 2013, respectively, when compared to the same periods of fiscal 2012. For the six month period ended December 31, 2012, equipment sales increased by 18.1% offsetting a 2.4% decrease in spare parts sales, compared with the same period of fiscal 2012.

The decrease in the Company’s cash position during the first six months of fiscal 2013 was the result of the payment in December 2012 of a special cash dividend of $.60 per share, aggregating $4,220,239. This decrease was partially offset by an increase of $3,278,225 in customer deposits.

During the first quarter of fiscal 2013, the Company received a number of large orders for shipment during fiscal 2013. A small percentage of these orders have been shipped during the second quarter, but the larger percentage of these orders is scheduled for shipment during the second half of fiscal 2013.

Liquidity and Capital Resources

For the six month period ended December 31, 2012, cash decreased by $752,411 compared to a decrease of $241,229 during the same period of fiscal 2012. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows:

	Six Months Ended December 31,
	2012 (Unaudited)	2011 (Unaudited)
Net cash provided (used) by:
Operating activities	$3,491,338	$115,507
Investing activities	$(23,540)	$(5,050)
Financing activities	$(4,220,239)	$(351,686)

For the six month period ended December 31, 2012, operating activities provided cash of $3,491,338 compared to $115,507 of cash provided during the same period of fiscal 2012. The increase in cash provided by operating activities during the first six months of fiscal 2012 was primarily due to an increase of $3,278,225 in customer deposits connected with a number of large orders received by the Company during the first quarter of fiscal 2013. In addition cash was provided by the Company’s net earnings of $276,994 and non-cash expenses for depreciation and amortization of $29,489. Accounts and trade notes receivable also provided cash of $710,575 as payments were received associated with heavy shipments in prior months. An increase in accounts payable and accrued expenses provided cash of 184,186 representing equipment purchased but not yet paid for. These increases in cash were offset by cash used to increase other current assets by $546,517, mostly for pre-payments to vendors for specialized equipment on order. The Company also increased inventories by $306,859 to support a larger backlog of orders to be shipped next quarter. Accrued employee expenses used cash of $126,854, mostly due to fiscal 2012 year end bonuses and sales commissions which were paid during the first quarter of fiscal 2013. All other changes in cash were of a minor nature due to ordinary fluctuations in business activities.

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

Investing activities used cash of $23,540 and $5,050 during the six month periods ended December 31, 2012 and 2011, respectively, for capital expenditures.

Financing activities used cash of $4,220,239 and $351,686 during the six month periods ended December 31, 2012 and 2011 to pay cash dividends to shareholders.

Effective November 1, 2012, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2013. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at December 31, 2012 or June 30, 2012, nor were there any amounts outstanding at any time during fiscal 2012 or the first six months of fiscal 2013.

The Company believes that its existing cash, cash equivalents and net cash from operations will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long-term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Six months ended			Three months ended
	December 31,			December 31,
	2012 (Unaudited)	2011 (Unaudited)	% Change	2012 (Unaudited)	2011 (Unaudited)	% Change
Net sales	$12,861,285	$11,147,320	15.4%	$6,402,634	$4,912,820	30.3%
Development fees, franchise and license fees, commissions and other income	97,538	142,801	-31.7%	43,075	69,430	-38.0%
Total revenues	$12,958,823	$11,290,121	14.8%	$6,445,709	$4,982,250	29.4%

Net sales for the six month period ended December 31, 2012 increased by $1,713,965 (15.4%) from the same period of fiscal 2012. The increase is mostly attributable to an 18.1% increase in equipment sales, which offset a 2.4% decrease in spare parts sales and a 11.4% decrease in foreign sales. For the second quarter of fiscal 2013, sales increased by $1,489,814 (30.3%) when compared to the second quarter of fiscal 2012. Equipment sales increased by 37.9%, which offset a decrease of 1.6% in spare parts sales when comparing the three month periods of fiscal 2013 and fiscal 2012. The improvement in overall sales during the second quarter of fiscal 2013 was attributable to a small percentage of shipments from our historically high backlog, the balance of which is scheduled to be shipped during the second half of fiscal 2013.

Revenues for development fees, franchise and license fees, commissions and other income, decreased by $45,263 (31.7%) and $26,355 (38.0%) for the six and three month periods, respectively, of fiscal 2013 when compared to the same periods of fiscal 2012. The reduction for both periods can be mostly attributable to a reduction in commission income paid to the Company by other distributors and a reduction in royalty fees paid by franchisees.

Operating Expenses.

	Six months ended		Three months ended
	December 31,		December 31,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)
As a percentage of sales:
Cost of sales	78.1%	76.6%	77.0%	76.3%
As a percentage of revenue:
Selling, general and administrative expenses	19.1%	20.9%	20.5%	24.3%
Total expenses	96.6%	96.5%	96.9%	99.5%

Costs of sales, expressed as a percentage of sales, increased to 78.1% and 77.0% in the first six and three month periods of fiscal 2013, respectively, from 76.6% and 76.3% for the six and three month periods ended December 31, 2011. The increases were mostly due to shipments of large orders which normally carry lower margins and a reduction in spare parts sales which generally carry a higher margin.

Selling, general and administrative expenses increased by $117,588 (5.0%) and $109.808 (9.1%) for the six and three month periods of fiscal 2013, respectively, from the same periods in fiscal 2012. The increase for both periods was mainly due to higher payroll expenses associated with sales commissions. The improvements, shown as a percentage of revenues, were due to the absorption of selling, general and administrative expenses over higher revenues.

Interest income increased by $2,367 (32.5%) and $1,644 (48.3%) for the six and three month periods of fiscal 2013, respectively, from the same periods of fiscal 2012, due to higher outstanding cash balances.

The Company’s effective tax rate remained flat at 38.3% for the first six months of fiscal 2013 and 2012, however, the effective tax rate decreased to 38.0% from 43.6% during the three month period ended December 31, 2012 when compared to the same period of fiscal 2012. The variation reflects changes in permanent and temporary adjustments to taxable income.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases warehouse and office space under an operating lease from the Sheila Steiner Revocable Trust. The trustees of this trust are Sheila Steiner, and her son, Michael S. Steiner. Michael S. Steiner is the President and a director of the Company. Michael Steiner, individually, is also a principal shareholder of the Company.

The lease was for an original three year term which commenced on November 1, 2005, with two three-year renewal options in favor of the Company. The Company has exercised the second renewal option, extending the lease until October 31, 2014. The lease provides for annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears the cost of real estate taxes, utilities, maintenance, non-structural repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. Rental expense under this lease was approximately $61,000 and $59,500 in the first six months of fiscal 2013 and 2012, respectively.

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

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company’s bank revolving credit facility contains a $250,000 foreign exchange subfacility for this purpose. The Company had no foreign exchange contracts outstanding at December 31, 2012 or June 30, 2012.

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

Date: February 8, 2013		EnviroStar, Inc.

	By:	Venerando J. Indelicato
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

