Form 10-Q
period 2013-03-31
EnviroStar, Inc.
filed 2013-05-13
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-14757

EnviroStar, Inc.

(Exact name of Registrant as Specified in Its charter)

Delaware	11-2014231
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of May 10, 2013.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the nine months ended March 31,		For the three months ended March 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net sales	$19,377,094	$16,187,260	$6,515,809	$5,039,940
Development fees, franchise and license fees, commission income and other revenue	162,423	222,349	64,885	79,548
Total revenues	19,539,517	16,409,609	6,580,694	5,119,488

Cost of sales, net	15,014,527	12,399,039	4,969,931	3,862,445
Selling, general and administrative expenses	3,685,301	3,500,061	1,210,462	1,142,810
Total operating expenses	18,699,828	15,899,100	6,180,393	5,005,255
Operating income	839,689	510,509	400,301	114,233
Interest income	11,528	12,371	1,877	5,087
Earnings before provision for income taxes	851,217	522,880	402,178	119,320
Provision for income taxes	324,336	200,302	152,291	45,636
Net earnings	$526,881	$322,578	$249,887	$73,684
Net earnings per share – basic and diluted	$.07	$.05	$.04	$.01
Weighted average number of basic and diluted
common shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS
	March 31, 2013 (Unaudited)	June 30, 2012 (Audited)
Current assets
Cash and cash equivalents	$6,232,167	$6,527,940
Accounts and trade notes receivable, net of allowance for doubtful accounts	1,153,925	1,400,773
Inventories, net	2,887,709	2,371,444
Refundable income taxes	—	18,700
Deferred income taxes	127,395	119,463
Lease and mortgage receivables, net	9,992	33,073
Other current assets	2,631,606	84,225
Total current assets	13,042,794	10,555,618
Lease and mortgage receivables-due after one year	51,980	38,323
Equipment and improvements, net	175,208	185,703
Franchise license, trademarks and other intangible assets, net	56,249	65,890
Deferred income taxes	19,462	27,063

Total assets	$13,345,693	$10,872,597

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2013 (Unaudited)	June 30, 2012 (Audited)
Current liabilities
Accounts payable and accrued expenses	$1,323,770	$922,371
Accrued employee expenses	499,349	564,734
Income taxes payable	51,967	—
Deferred income	2,033,243	20,000
Customer deposits	4,834,056	1,068,827
Total current liabilities	8,742,385	2,575,932

Total liabilities	8,742,385	2,575,932

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	2,335,539	6,028,896
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)
Total shareholders’ equity	4,603,308	8,296,665
Total liabilities and shareholders’ equity	$13,345,693	$10,872,597

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine months ended
	March 31, 2013 (Unaudited)	March 31, 2012 (Unaudited)
Operating activities:
Net earnings	$526,881	$322,578
Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	43,677	37,367
Bad debt expense	509	1,176
Inventory reserve	(8,674)	2,454
Benefit for deferred income taxes	(331)	(1,181)
(Increase) decrease in operating assets:
Accounts and trade notes receivable	246,339	(1,040,155)
Inventories	(507,591)	(20,005)
Refundable income taxes	18,700	(107,971)
Lease and mortgage receivables	9,424	10,556
Other current assets	(2,547,381)	(58,878)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	401,399	916,964
Accrued employee expenses	(65,385)	(275,181)
Income taxes payable	51,967	(47,547)
Deferred income	2,013,243	—
Customer deposits	3,765,229	539,202
Net cash provided by operating activities	3,948,006	279,379

Investing activities:
Capital expenditures	(23,540)	(6,115)
Net cash used in investing activities	(23,540)	(6,115)
Financing activities: Dividends paid	(4,220,239)	(351,686)
Net cash used in financing activities	(4,220,239)	(351,686)
Net decrease in cash and cash equivalents	(295,773)	(78,422)
Cash and cash equivalents at beginning of period	6,527,940	6,907,020
Cash and cash equivalents at end of period	$6,232,167	$6,828,598
Supplemental information:
Cash paid during the period for income taxes	$266,000	$357,000

See Notes to Condensed Consolidated Financial Statements

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

Note (2) - Earnings Per Share: Basic earnings per share for the nine and three months ended March 31, 2013 and 2012 are computed as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2013 (Unaudited)	2012 (Unaudited)	2013 (Unaudited)	2012 (Unaudited)

Net earnings	$526,881	$322,578	$249,887	$73,684
Weighted average shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732
Basic and fully diluted earnings per share	$.07	$.05	$.04	$.01

At March 31, 2013, the Company had no outstanding options to purchase shares of the Company’s common stock or other dilutive securities.

Table of Contents EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2013 (Unaudited)

Note (3) - Lease and Mortgage Receivables: Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales type leases. At March 31, 2013, future lease payments, net of deferred interest ($14,612 at March 31, 2013), due under these leases was $61,972. At June 30, 2012, future lease payments, net of deferred interest ($18,694 at June 30, 2012), due under these leases was $71,396.

Note (4) - Deferred Income and Other Current Assets: Deferred income mostly represents payments of $2,028,243 received by the Company from a customer whose shipments were delayed (through no fault of the Company) as a result of delays in obtaining governmental construction permits. Other current assets consists mostly of a $2,433,717 pre-payment made by the Company to vendors for specialized equipment on order.

Note (5) - Revolving Credit Line: Effective November 1, 2012, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2013. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s assets. No amounts were outstanding under the facility at March 31, 2013 or June 30, 2012, nor were there any amounts outstanding at any time during fiscal 2012 or the first nine months of fiscal 2013. The facility requires maintenance of certain debt service coverage and leverage ratios and contained other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at March 31, 2013, and June 30, 2012.

Note (6) - Income Taxes: Income tax expense varies from the Federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of March 31, 2013 and June 30, 2012, the Company had deferred tax assets of $146,857 and $146,526, respectively. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of March 31, 2013, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC Topic 740”). ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the nine and three months ended March 31, 2013, this standard did not result in any adjustment to the Company’s provision for income taxes.

Table of Contents EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2013 (Unaudited)

As of March 31, 2013, the Company was subject to potential Federal and state tax examinations for the tax years 2009 through 2012.

Note (7) - Cash Dividends: On November 9, 2012, the Company’s Board of Directors declared a $.60 per share cash dividend (an aggregate of $4,220,239), which was paid on December 12, 2012 to stockholders of record at the close of business on November 28, 2012.

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

	For the nine months ended March 31,		For the three months ended March 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry, dry cleaning equipment and boilers	$19,396,448	$16,256,191	$6,526,830	$5,060,713
License and franchise operations	143,069	153,418	53,864	58,775
Total revenues	$19,539,517	$16,409,609	$6,580,694	$5,119,488
Operating income (loss):
Commercial and industrial laundry, dry cleaning equipment and boilers	$1,084,744	$747,806	$480,982	$173,527
License and franchise operations	31,793	34,098	4,952	11,327
Corporate	(276,848)	(271,395)	(85,633)	(70,621)
Total operating income	$839,689	$510,509	$400,301	$114,233

	March 31, 2013	June 30, 2012
	(Unaudited)	(Audited)
Identifiable assets:
Commercial and industrial laundry, dry cleaning equipment and boilers	$12,940,111	$10,105,561
License and franchise operations	239,127	594,212
Corporate	166,455	172,824
Total assets	$13,345,693	$10,872,597

Note (9) - Adopted Accounting Guidance:

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

Table of Contents EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2013 (Unaudited)

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

Overview

Total revenues for the nine and three month periods ended March 31, 2013, increased by 19.1% and 28.5%, respectively, from the same periods of fiscal 2012. Net earnings increased by 63.3% and 239.1% for the nine and three month periods of fiscal 2013, respectively, when compared to the same periods of fiscal 2012. For the nine month period ended March 31, 2013, equipment sales increased by 25.3% and spare parts sales increased by .6%. For the first nine months of fiscal 2013, foreign sales decreased by 9.5% when compared to the same period of fiscal 2012.

As previously reported, the Company received a number of large orders in the first quarter of 2013 for shipment during fiscal 2013. Due to customer delays in obtaining governmental construction permits, only a small portion of the backlog was shipped during the first nine months of fiscal 2013. These construction permits were finally received in early April 2013 and therefore, shipments have begun and are scheduled to be completed before the end of fiscal 2013.

Inventories increased by $516,265 (21.8%) at March 31, 2013 from June 30, 2012 in order to support future shipments in our backlog. The Company’s cash position continues to remain strong.

Liquidity and Capital Resources

For the nine month period ended March 31, 2013, cash decreased by $295,773 compared to a decrease of $78,422 during the same period of fiscal 2012. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows:

	Nine months ended March 31,
	2013 (Unaudited)	2012 (Unaudited)
Net cash provided (used) by:
Operating activities	$3,948,006	$279,379
Investing activities	$(23,540)	$(6,115)
Financing activities	$(4,220,239)	$(351,686)

For the nine month period ended March 31, 2013, operating activities provided cash of $3,948,006 compared to $279,379 of cash provided during the same period of fiscal 2012. The increase in cash provided by operating activities during the first nine months of fiscal 2013 was primarily due to an increase of $3,765,229 in customer deposits connected with a number of large orders received by the Company during the first quarter of fiscal 2013. In addition, cash was provided due to an increase in deferred income of $2,013,243 representing payments made to the Company from a customer whose shipments were temporarily delayed (through no fault of the Company) as a result of delays in obtaining governmental construction permits. This cash was offset by an increase in other current assets of $2,547,381 mostly due to pre-payments made by the Company to vendors for specialized equipment on order. Cash was provided by the Company’s net earnings of $526,881 and non-cash expenses for depreciation and amortization of $43,677. Additional cash was provided by a decrease in accounts and trade notes receivable of $246,339 and an increase of $401,399 in accounts payable and accrued expenses due to the ordinary course of business. Inventories used cash of $507,591 to support the increased backlog, but should decrease as shipments are made in the fourth quarter. Accrued employee expenses used cash of $65,385, mostly due to fiscal 2012 year-end bonuses and sales commissions which were paid during the first quarter of fiscal 2013. All other changes in cash were of a minor nature due to ordinary fluctuations in business activities.

For the nine month period ended March 31, 2012, operating activities provided cash of $279,379 compared to $1,343,197 of cash provided during the same period of fiscal 2011. Cash provided by operating activities during the first nine months of fiscal 2012 was mainly attributable to an increase of $916,964 in accounts payable and accrued expenses and $539,202 provided by an increase in customer deposits as incoming orders trended higher. These increases in cash were mostly offset by an increase of $1,040,155 in accounts and trade notes receivable and a decrease in employee accrued expenses of $275,181, due to final 2011 year-end bonuses and sales commissions paid out during the first quarter of fiscal 2012. Greater shipments during the month of March accounted for the increase in accounts receivables. Likewise, the purchases to support these shipments caused the increase in accounts payable as payments were not yet due. Additional cash was provided by the Company’s net earnings of $322,578 and non-cash expenses for depreciation and amortization of $37,367. Inventories remained stable using cash of $20,005. Cash was also provided by a decrease of $10,556 in leasing and mortgage receivables, but this cash was offset by a $58,878 increase in other assets and a $107,971 increase in refundable income taxes as tax deposits outpaced tax liabilities. Cash also experienced a decrease in income taxes payable of $47,547 as fiscal 2011 taxes were paid. All other changes were due to the ordinary fluctuations in business activities.

Investing activities used cash of $23,540 and $6,115 during the nine month periods ended March 31, 2013 and 2012, respectively, for capital expenditures.

Financing activities used cash of $4,220,239 and $351,686 during the nine month periods ended March 31, 2013 and 2012 to pay dividends to shareholders.

Effective November 1, 2012, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2013. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s assets. No amounts were outstanding under the facility at March 31, 2013 or June 30, 2012, nor were there any amounts outstanding at any time during fiscal 2012 or the first nine months of fiscal 2013.

The Company believes that its existing cash, cash equivalents, net cash from operations and available credit facility will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Nine months ended			Three months ended
	March 31,			March 31,
	2013 (Unaudited)	2012 (Unaudited)	% Change	2013 (Unaudited)	2012 (Unaudited)	% Change
Net sales	$19,377,094	$16,187,260	19.7%	$6,515,809	$5,039,940	29.3%
Development fees, franchise and license fees, commissions and other income	162,423	222,349	-27.0%	64,885	79,548	-18.4%
Total revenues	$19,539,517	$16,409,609	19.1%	$6,580,694	$5,119,488	28.5%

Revenues for the nine and three month periods ended March 31, 2013 increased by $3,129,908 (19.1%) and $1,461,206 (28.5%), respectively, from the same periods of fiscal 2012. During the first nine months of fiscal 2013, equipment and parts shipments increased by 25.3% and .6%, respectively, from the same periods of fiscal 2012. For the three month period ended March 31, 2013, equipment and parts sales increased by 42.2% and 6.2%, respectively, when compared to the same periods of fiscal 2012. The increase in sales for all periods mostly reflects shipments made from the Company’s backlog representing a portion of the large orders received by the Company during the first quarter of fiscal 2013. These increases helped offset decreases in foreign sales which decreased by 9.5% and 3.5% for the nine and three month periods, respectively.

Revenues from development fees, franchise and license fees, commissions and other income decreased by $59,226 (27.0%) and $14,663 (18.4%), respectively, during the nine and three month periods of fiscal 2013 when compared to the same periods of fiscal 2012. The reduction for both periods are mostly attributable to a reduction in commission income paid to the Company by other distributors and a reduction in royalty fees paid by franchisees.

Operating Expenses.

	Nine months ended		Three months ended
	March 31,		March 31,
	2013 (Unaudited)	2012 (Unaudited)	2013 (Unaudited)	2012 (Unaudited)
As a percentage of net sales:
Cost of sales	77.5%	76.6%	76.3%	76.6%
As a percentage of total revenues:
Selling, general and administrative expenses	18.9%	21.3%	18.4%	22.3%
Total expenses	95.7%	96.9%	93.9%	97.8%

Costs of sales, expressed as a percentage of net sales, increased to 77.5% from 76.6% in the first nine months of fiscal 2013 compared to the same period of fiscal 2012, but decreased to 76.3% from 76.6% for the third quarter, of fiscal 2013 when compared to the same period of fiscal 2012. The variations are attributable to product mix.

Selling, general and administrative expenses increased by $185,240 (5.3%) and $67,652 (5.9%) for the nine and three month periods of fiscal 2013, respectively, from the same periods in fiscal 2012. The increase for both periods was mainly due to higher payroll expenses associated with higher sales commissions. The improvement, as a percentage of total revenues, was due to the absorption of selling, general and administrative expenses over higher revenues.

Interest income decreased by $843 (6.8%) and $3,210 (63.1%) for the nine month and three month periods of fiscal 2013 compared to the same periods of fiscal 2012, due to lower interest rates and lower outstanding bank balances after paying out the special dividend.

The Company’s effective tax rate decreased to 38.1% from 38.3% for the nine month period of fiscal 2013, when compared to the same period of fiscal 2012. For the three month period of fiscal 2013, the effective tax rate decreased to 37.9% from 38.2% when compared to the same period of fiscal 2012. The variation reflects changes in permanent and temporary adjustments to taxable income.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases warehouse and office space under an operating lease from the Sheila Steiner Revocable Trust. The trustees of this trust are Sheila Steiner, and her son, Michael S. Steiner. Michael S. Steiner is the President and a director of the Company. Michael S. Steiner, individually, is also a principal shareholder of the Company.

The lease was for an original three year term which commenced on November 1, 2005, with two three-year renewal options in favor of the Company. The Company has exercised the second renewal option, extending the lease until October 31, 2014. The lease provides for annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears the cost of real estate taxes, utilities, maintenance, non-structural repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. Rental expense under this lease was approximately $92,000 and $89,400 in the first nine months of fiscal 2013 and 2012, respectively.

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

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company’s bank revolving credit facility contains a $250,000 foreign exchange sub-facility for this purpose. The Company had no foreign exchange contracts outstanding at March 31, 2013 or June 30, 2012.

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

Date: May 10, 2013		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato
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

