Form 10-K
period 2013-06-30
EnviroStar, Inc.
filed 2013-09-23
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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
Yes ☐ No ☒

The aggregate market value as at December 30, 2012 of the Common Stock of the registrant, its only class of voting stock, held by non-affiliates was approximately $4,721,660 based on the closing price of the registrant’s Common Stock on the NYSE MKT on that date. Such market value excludes shares owned by all executive officers and directors (and their spouses). This should not be construed as indicating that all such persons are affiliates.

The number of shares outstanding of the registrant’s Common Stock as at September 20, 2013 was 7,033,732.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2013 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13, 14 and 15 in Part III of this Report.

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

The Company, through its wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner”), in the United States, the Caribbean and Latin American:

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

Products

The Company sells a broad line of commercial and industrial laundry and drycleaning equipment and steam and hot water boilers manufactured by others, as well as related replacement parts and accessories, and provides maintenance services.

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

The drycleaning equipment distributed by the Company includes commercial drycleaning machines, most of which, including the Company’s proprietary Green-Jet® dry-wetcleaning machine, are environmentally friendly because they eliminate the use of perchloroethylene (“Perc”) in the drycleaning process, thereby eliminating the health and environmental concerns that Perc poses to customers and their landlords. This line of products also includes garment presses, finishing equipment, sorting and storage conveyors and accessories.

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

The products sold by the Company are positioned and priced to appeal to customers in each of the high-end, mid-range and value priced markets. These products are offered in a wide range of price points to address the needs of a diverse customer base. Suggested prices for most of the Company’s equipment range from approximately $5,000 to $1,000,000. The products supplied by the Company afford the Company’s customers a “one-stop shop” for commercial and industrial laundry and drycleaning machines, boilers and accessories. By providing “one-stop” shopping, the Company believes it is better able to attract and support potential customers who can choose from the Company’s broad product line. The products and parts sold by the Company and the maintenance services provided by the Company accounted for approximately 99% of revenues in each of the years ended June 30, 2013 (“fiscal 2013”) and June 30, 2012 (“fiscal 2012”).

In addition, the Company, under the name DRYCLEAN USA®, currently franchises and licenses drycleaning stores in the United States, the Caribbean and Latin America. During each of fiscal 2013 and fiscal 2012, the Company’s license and franchise segment contributed less than 1% of the Company’s revenues. During the fourth quarter of fiscal 2012, the Company established a small office in Mexico, as a subsidiary of DRYCLEAN USA License Corp., to seek to expand the number of area franchises and increase sales in Mexico.

DRYCLEAN USA Development Corp. enters into leases for new drycleaning establishments for resale to third parties. In recent years, this area of business has not produced any revenues and has been kept as a dormant subsidiary.

Customers and Markets

The Company’s customer base consists of approximately 1,700 customers in the United States, the Caribbean and Latin America. The Company’s commercial and industrial laundry equipment and boilers are sold primarily to laundry plants, hotels, motels, cruise lines, hospitals, hospital combines, nursing homes, government institutions, distributors and specialized users. Drycleaning equipment is sold primarily to independent and franchise drycleaning stores, chains and higher-end hotels. Two customers each provided more than 10% of fiscal 2013 revenues. No customer accounted for more than 10% of the Company’s revenues during fiscal 2012.

Sales, Marketing and Customer Support

The laundry and drycleaning equipment products and boilers marketed by the Company are sold to its customers in the United States, the Caribbean and Latin America, as well as customers of its DRYCLEAN USA® licensing subsidiary. The Company employs sales executives to market its proprietary and distributed products in the United States, the Caribbean and Latin America. A substantial portion of sales orders for equipment and replacement parts and accessories are obtained by telephone, e-mail and fax inquiries originated by the customer or by the Company, and significant repeat sales are derived from existing customers. The Company supports product sales through its website and by advertising in trade publications, participating in trade shows and engaging in regional promotions and sales incentive programs.

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

Foreign Sales

For fiscal 2013 and fiscal 2012, export revenues, principally to the Caribbean and Latin America, aggregated approximately $4,383,000 and $4,918,000, respectively, of which approximately $4,218,000 and $4,748,000, respectively, related to commercial and industrial laundry and drycleaning equipment and boilers.

Most of the Company’s export sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Sources of Supply

The Company purchases laundry, drycleaning machines, boilers and other products from a number of manufacturers and suppliers. Two of these manufacturers accounted for approximately 45% and 19%, respectively, of the Company’s purchases for fiscal 2013 and for approximately 35% and 24%, respectively, of the Company’s purchases for fiscal 2012. The major manufacturers of the products sold by the Company are Pellerin Milnor Corporation, Chicago Dryer Company, Cleaver Brooks Inc., E-Tech Inc., Fulton Thermal Corp., and Unipress Corporation. Historically, the Company has not experienced difficulty in purchasing products it distributes, and believes it has good working relationships with those from which it purchases products.

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

The Company’s current bank revolving credit facility includes a $250,000 foreign exchange contract subfacility for the purpose of enabling the Company to mitigate its currency exposure, through spot foreign exchange and forward exchange contracts, with respect to certain equipment it imports. There were no open foreign exchange contracts as of June 30, 2013 and 2012.

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

Compliance with Environmental and Other Government Laws and Regulations

Over the past several decades federal, state and local governments in the United States and various other countries have enacted environmental protection laws in response to public concerns about the environment, including with respect to perchloroethylene (“Perc”), the primary cleaning agent historically used in the commercial and industrial drycleaning process. A number of industries, including the commercial and industrial drycleaning and laundry equipment industries, are subject to these evolving laws and implementing regulations. As a supplier to the industry, the Company serves customers who are primarily responsible for compliance with environmental regulations. Among the United States federal laws that the Company believes are applicable to the industry are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which provides for the investigation and remediation of hazardous waste sites; the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), which regulates the generation and transportation of hazardous waste as well as its treatment, storage and disposal; and the Occupational Safety and Health Administration Act (“OSHA”), which regulates exposure to toxic substances and other health and safety hazards in the workplace. Most states and a number of localities have laws that regulate the environment which are at least as stringent as the federal laws. In Florida, for example, in which a significant amount of the Company’s drycleaning and laundry equipment sales are made, environmental matters are regulated by the Florida Department of Environmental Protection which generally follows the United States government’s Environmental Protection Agency’s (“EPA”) policy in the EPA’s implementation of CERCLA and RCRA, and closely adheres to OSHA’s standards.

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

Employees

The Company currently employs 28 employees on a full-time basis. None of the Company’s employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are satisfactory.

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

The Company’s executive offices and the main distribution center for its products are housed in two leased adjacent facilities totaling approximately 38,000 square feet in Miami, Florida. The Company believes its facilities are adequate for its present and anticipated future needs. The following table sets forth certain information concerning the leases at these facilities:

Facility	Approximate Sq. Ft.	Expiration
Miami, Florida (1)	27,000	October 2014

Miami, Florida	11,000	December 2014 (2)

______________

(1)	Leased from the Sheila Steiner Revocable Trust. The trustees of this trust are Sheila Steiner, and her son, Michael S. Steiner. Michael S. Steiner is Chairman of the Board of Directors, President and a director of the Company. Michael S. Steiner, individually, is also a principal shareholder of the Company.
(2)	The Company has one remaining three year renewal option.
Item 3.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on the NYSE MKT under the symbol “EVI.” The following table sets forth, for the Company’s Common Stock, the high and low sales prices on the NYSE MKT as reported by NYSE MKT, for the periods reflected below.

	High	Low
Fiscal 2013
First Quarter	$1.76	$1.26
Second Quarter	2.30	1.30
Third Quarter	1.75	1.30
Fourth Quarter	2.29	1.31
Fiscal 2012
First Quarter	$1.39	$1.03
Second Quarter	1.51	1.18
Third Quarter	1.76	1.20
Fourth Quarter	1.41	1.16

As of September 20, 2013, there were approximately 295 holders of record of the Company’s Common Stock.

The following table sets forth information concerning the cash dividends declared by the Company’s Board of Directors during the periods covered by this report.

Declaration Date	Record Date	Payment Date	Per Share Amount
November 11, 2011	November 28, 2011	December 12, 2011	$.05
November 9, 2012	November 28, 2012	December 12, 2012	$.60

The Company is a party to a Loan and Security Agreement with a commercial bank, which, among other things, provides that the Company may declare or pay dividends only to the extent that the dividend payment would not reasonably likely result in a failure by the Company to maintain specified consolidated debt service or short-term debt to equity ratios. The above dividends did not trigger a default of the covenants.

The Company did not sell any equity securities in fiscal 2013 that were not registered under the Securities Act of 1933, as amended. The Company did not purchase any shares of its common stock during the fourth quarter of fiscal 2013.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto which appear in Item 8 of this Report.

Overview

Revenues for fiscal 2013 were $36,226,584, an increase of 61.3% over fiscal 2012. Net earnings were $1,607,238, an increase of 214.1% over last year. In fiscal 2013 equipment sales increased by 90.1% and spare parts sales by 5.4% when compared to fiscal 2012. Gross margins decreased slightly due to the number of large contracts shipped, which normally carry lower margins. Foreign sales decreased by 10.9% over last year.

The Company continued to maintain a strong cash position mostly due to its earnings and an increase in customer deposits, despite a $.60 special dividend (an aggregate of $4,220,238) paid in December 2012. Overall cash decreased by 8.9% in fiscal 2013 to $5,944,260 at June 30, 2013.

Inventories decreased by 15.8% at June 30, 2013 due to strong sales in the fourth quarter, however, this level is expected to increase during the first quarter of fiscal 2014 in order to support current backlog.

While fiscal 2013 was a banner year for the Company, which may not be repeated in fiscal 2014, still we expect a strong year based on our current backlog and an improving economy.

Liquidity and Capital Resources

For the twelve month period ended June 30, 2013, cash decreased by $583,680 compared to a decrease of $379,080 during fiscal 2012.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Years Ended June 30,
Net cash provided (used) by:	2013	2012
Operating activities	$3,660,098	$38,053
Investing activities	$(23,540)	$(65,446)
Financing activities	$(4,220,238)	$(351,687)

For the twelve month period ended June 30, 2013, operating activities provided cash of $3,660,098 compared to $38,053 of cash provided by operating activities in fiscal 2012.

The increase in cash provided by operating activities during fiscal 2013 was primarily due to the Company’s earnings of $1,607,238 and an increase in customer deposits of $1,403,506, which is associated with new orders received by the Company for shipment during fiscal 2014. In addition, cash was provided by an increase in accrued employee expenses of $895,140 consisting mostly of accrued sales commissions to be paid during the first quarter of fiscal 2014. Other cash was provided by a decrease in inventories of $393,465 due to heavy shipments during the fourth quarter, however, inventories are expected to increase to support current orders and backlog. Cash was also provided by a $331,065 increase in accounts payable and accrued expenses. These increases in cash were offset by an increase of $859,877 in accounts and trade notes receivable mostly due to strong shipments in June 2013 which were not due to be collected at year end. In addition, cash was reduced by $369,739 of other assets consisting mainly of pre-payments made by the Company to vendors for specialized equipment on order. Income taxes payable contributed cash of $166,250 and non-cash expenses for depreciation and amortization provided cash of $57,865 and bad debts provided $20,018. All other changes in cash were of a minor nature due to ordinary fluctuations in business activities.

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

Investing activities used cash of $23,540 and $65,446 for the years ended June 30, 2013 and 2012, respectively, for capital expenditures.

Financing activities used cash of $4,220,238 and $351,687 in fiscal 2013 and 2012, respectively to pay special dividends to shareholders.

Effective November 1, 2012, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2013. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s assets. No amounts were outstanding under the facility at June 30, 2013 or June 30, 2012, nor were there any amounts outstanding at any time during fiscal 2013 or fiscal 2012.

The Company believes that its existing cash, cash equivalents, net cash from operations and sources of liquidity will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

	Year Ended June 30,
	2013	2012
Net sales	$35,979,673	$22,075,970	+63.0%
Development fees, franchise and license fees, commissions and other income	246,911	381,119	-35.2%
Total revenues	$36,226,584	$22,457,089	+61.3%

Fiscal 2013 was a record year for net sales which increased by $13,903,703 (63.0%) over fiscal 2012.

For the twelve month period ended June 30, 2013, equipment sales increased by 90.1% while parts sales increased by 5.4%, when compared to fiscal 2012. The improvement was mainly due to a number of large orders the Company received during the first quarter of fiscal 2013, for shipment during fiscal 2013. These positive sales increases overcame a 10.9% decrease in foreign sales due to a slower foreign economy.

Revenues of development fees, franchising and license fees, commissions and other income decreased by $134,208 (35.2%) in fiscal 2013 when compared to fiscal 2012. The reduction for the year was mainly due to a reduction of restocking charges earned by the Company in fiscal 2012 and a reduction in royalty fees paid by franchisees.

	Year Ended June 30,
	2013	2012
As a percentage of net sales:
Cost of sales, net	77.8%	76.7%
As a percentage of revenues:
Selling, general and administrative expenses	15.6%	21.0%
Total expenses	92.9%	96.4%

Cost of goods sold, expressed as a percentage of sales, increased to 77.8% in fiscal 2013 from 76.7% in fiscal 2012. The decrease in gross margins was due to the shipment of larger contracts during the year, which normally carry lower margins.

Selling, general and administrative expenses increased by $940,651 (19.9%) in fiscal 2013 when compared to fiscal 2012 mainly due to increased payroll expenses associated with higher sales commissions. The improvement as a percentage of revenues was due to the absorption of selling and administrative expenses over record revenues.

Interest income decreased by $3,932 (20.2%) in fiscal 2013 from fiscal 2012, mostly due to lower outstanding bank balances after paying out the special dividend.

The Company’s effective income tax rate decreased to 37.9% in fiscal 2013 from 38.2% in fiscal 2012. The slight variation in percentage reflects changes in both permanent and temporary adjustments to taxable income.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases warehouse and office space under an operating lease from the Sheila Steiner Revocable Trust. The trustees of this trust are Sheila Steiner, and her son, Michael S. Steiner. Michael S. Steiner is Chairman of the Board of Directors, President and a director of the Company. Michael S. Steiner, individually, is also a principal shareholder of the Company.

The lease was for an original three year term which commenced on November 1, 2005, with two three-year renewal options in favor of the Company. The Company has exercised the second renewal option, extending the lease until October 31, 2014. The lease provides for annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears the cost of real estate taxes, utilities, maintenance, repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. Annual rental expense under this lease was approximately $123,200 in fiscal 2013 and $119,600 in fiscal 2012.

In fiscal 2013 and 2012, the Company paid a law firm, in which a director is Senior Counsel, approximately $60,000 and $59,300, respectively, for legal services performed.

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

Revenue Recognition and Accounts and Trade Notes Receivable

Products are generally shipped Free on Board (“FOB”) from the Company’s warehouse or drop shipped from the Company’s Vendor FOB, at which time risk of loss and title passes to the purchaser. Revenue is recognized when there is persuasive evidence of the arrangement, shipment or delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. In some cases, the Company collects non-income related taxes, including sales and use tax, from its customers and remits those taxes to governmental authorities. The Company presents revenues net of these taxes. Shipping, delivery and handling fee income is included in revenues in the consolidated financial statements. Shipping, delivery and handling costs are included in cost of sales.

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

Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent and franchise dry clean stores and chains, laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions and distributors. The Company performs continuing credit evaluations of its customers’ financial condition and, depending on the term of credit, the amount of the credit granted and management’s past history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Senior management reviews accounts and trade notes receivable on a regular basis to determine if any such amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve based on older aged amounts, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available to management, it believes the Company’s allowance for doubtful accounts as of June 30, 2013 and 2012 is adequate. However, actual write-offs might exceed the recorded allowance.

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

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes,” which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The Company does not believe that there are any unrecognized tax benefits related to certain tax positions taken on its various income tax returns. The Company continues to remain subject to examination by U.S. federal and state authorities for the years 2009 through 2012.

Adopted Accounting Guidance:

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

Management believes the impact of other issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks.

Most of the Company’s export sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company’s bank revolving credit facility contains a $250,000 foreign exchange subfacility for this purpose. The Company had no foreign exchange contracts outstanding at June 30, 2013 and 2012.

The Company’s cash and cash equivalents are maintained in bank accounts, including a bank money market account, which bear interest at prevailing interest rates. Interest income decreased by $3,932 (20.2%) in fiscal 2013 from fiscal 2012, due to lower outstanding bank balances after paying out the special dividend.

Item 8.	Financial Statements and Supplementary Data.

EnviroStar, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

EnviroStar, Inc. and Subsidiaries:
Miami, Florida

We have audited the accompanying consolidated balance sheets of EnviroStar, Inc. and Subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnviroStar, Inc. and Subsidiaries as of June 30, 2013 and 2012 and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mallah Furman

Fort Lauderdale, Florida

September 20, 2013

EnviroStar, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30,	2013	2012

Assets

Current assets
Cash and cash equivalents	$5,944,260	$6,527,940
Accounts and trade notes receivable, net of allowance for doubtful accounts of $155,000 at June 30, 2013 and 2012, respectively	2,240,632	1,400,773
Inventories, net	1,997,818	2,371,444
Leases and mortgages receivable, net	53,762	33,073
Refundable income taxes	—	18,700
Deferred income taxes	98,826	119,463
Other current assets	453,964	84,225

Total current assets	10,789,262	10,555,618
Leases and mortgages receivable – due after one year	26,526	38,323

Equipment and improvements, net	164,069	185,703

Intangible assets, net	53,199	65,890

Deferred income taxes	19,274	27,063
Total assets	$11,052,330	$10,872,597

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$1,253,426	$922,371
Accrued employee expenses	1,459,874	564,734
Income taxes payable	166,250	—
Deferred income	16,782	20,000
Customer deposits	2,472,333	1,068,827

Total current liabilities	5,368,665	2,575,932
Total liabilities	5,368,665	2,575,932

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, $1.00 par value:
Authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $0.025 par value:
Authorized shares – 15,000,000; 7,065,500, shares issued, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	3,415,896	6,028,896
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)

Total shareholders’ equity	5,683,665	8,296,665
Total liabilities and shareholders’ equity	$11,052,330	$10,872,597

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended June 30,	2013	2012

Revenues:
Net sales	$35,979,673	$22,075,970
Development fees, franchise and license fees, commission income and other revenue	246,911	381,119

Total	36,226,584	22,457,089

Cost of sales, net	27,994,178	16,927,685
Selling, general and administrative expenses	5,661,317	4,720,666

Total	33,655,495	21,648,351

Operating income	2,571,089	808,738

Other income and expense:
Interest income	15,525	19,457

Earnings before provision for income taxes	2,586,614	828,195
Provision for income taxes	979,376	316,506

Net earnings	$1,607,238	$511,689

Net earnings per share – basic and diluted	$.23	$.07

Weighted average number of basic and diluted
common shares outstanding	7,033,732	7,033,732

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total

Balance at June 30, 2011	7,065,500	$176,638	$2,095,069	31,768	$(3,938)	$5,868,894	$8,136,663

Dividends paid ($.05 per share)	—	—	—	—	—	(351,687)	(351,687)

Net earnings	—	—	—	—	—	511,689	511,689
Balance at June 30, 2012	7,065,500	176,638	2,095,069	31,768	(3,938)	6,028,896	8,296,665

Dividends paid ($.60 per share)	—	—	—	—	—	(4,220,238)	(4,220,238)

Net earnings	—	—	—	—	—	1,607,238	1,607,238
Balance at June 30, 2013	7,065,500	$176,638	$2,095,069	31,768	$(3,938)	$3,415,896	$5,683,665

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended June 30,	2013	2012

Operating activities:
Net earnings	$1,607,238	$511,689
Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	57,865	49,924
Bad debt expense	20,018	26,269
Inventory reserve	(19,839)	519
Provision for deferred income taxes	28,426	25,752
(Increase) decrease in operating assets:
Accounts and trade notes receivables	(859,877)	(199,551)
Inventories	393,465	(81,059)
Leases and mortgages receivable	(8,892)	31,313
Refundable income taxes	18,700	(18,700)
Other current assets	(369,739)	(25,197)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	331,055	(98,683)
Accrued employee expenses	895,140	(56,748)
Income taxes payable	166,250	(47,547)
Deferred income	(3,218)	20,000
Customer deposits	1,403,506	(99,928)

Net cash provided by operating activities	3,660,098	38,053

Investing activities:
Capital expenditures	(23,540)	(65,446)

Net cash used by investing activities	(23,540)	(65,446)
Financing activities:
Dividends paid	(4,220,238)	(351,687)

Net cash used by financing activities	(4,220,238)	(351,687)
Net decrease in cash and cash equivalents	(583,680)	(379,080)
Cash and cash equivalents at beginning of year	6,527,940	6,907,020

Cash and cash equivalents at end of year	$5,944,260	$6,527,940

Supplemental Information:
Cash paid for income taxes	$766,000	$357,700

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business	EnviroStar, Inc. and its subsidiaries (collectively, the “Company”) sell commercial and industrial laundry and dry cleaning equipment, steam and hot water boilers manufactured by other, as well as replacement parts and accessories and provides maintenance services. The Company also sells individual and area franchises under the DRYCLEAN USA name and develops new turn-key dry cleaning establishments for resale to third parties.
The Company primarily sells to customers located in the United States, the Caribbean and Latin America.
Principles of Consolidation	The accompanying consolidated financial statements include the accounts of EnviroStar, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
Revenue Recognition

Products are generally shipped Free on Board (“FOB”) from the Company’s warehouse or drop shipped from the Company’s Vendor FOB, at which time risk of loss and title passes to the purchaser. Revenue is recognized when there is persuasive evidence of the arrangement, shipment or delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. In some cases, the Company collects non-income related taxes, including sales and use tax, from its customers and remits those taxes to governmental authorities. The Company presents revenues net of these taxes. Shipping, delivery and handling fee income of approximately $1,028,000 and $867,000 for the years ended June 30, 2013 and 2012, respectively, are included in revenues in the consolidated financial statements. Shipping, delivery and handling costs are included in cost of sales.

Individual franchise arrangements include a license and provide for payment of initial fees, as well as continuing royalties. Initial franchise fees are generally recorded upon the opening of the franchised store, which is evidenced by a certificate from the franchisee, indicating that the store has opened, and collectability is reasonably assured. Continuing royalties represent regular contractual payments received for the use of the “DRYCLEAN USA” marks, which are recognized as revenue when earned, generally on a straight line basis. Royalty fees recognized during the years ended June 30, 2013 and 2012 were approximately $192,000 and $210,000, respectively.

Commissions and development fees are recorded when earned, generally when the services are performed or the transaction is closed.

Accounts and Trade Notes Receivable	Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent and franchise dry cleaning stores and chains, laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions and distributors. The Company performs continuing credit evaluations of its customers’ financial condition and, depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Senior management reviews accounts and trade notes receivable on a regular basis to determine if any amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The Company’s allowance for doubtful accounts was $155,000 at June 30, 2013 and 2012, respectively. However, actual write-offs might vary from the recorded allowance.

Table of Contents	EnviroStar, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Leases and Mortgages Receivable	The Company sells products to certain customers under lease and mortgage arrangements for terms typically ranging from one to five years. The Company accounts for these sales-type leases according to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, “Leases,” and, accordingly, recognizes current and long-term leases and mortgages receivable, net of unearned income, on the accompanying consolidated balance sheets. The present value of all payments is recorded as sales and the related cost of the equipment is charged to cost of sales. The associated interest is recorded over the term of the lease or mortgage using the effective interest method.
Inventories	Inventories consist principally of equipment and spare parts. Equipment is valued at the lower of cost, determined on the specific identification method, or market. Spare parts are valued at the lower of average cost or market.
Equipment, Improvements and Depreciation	Property and equipment are stated at cost. Depreciation and amortization are calculated on straight-line methods over lives of five to seven years for furniture and equipment and ten years for leasehold improvements for financial reporting purpose. Repairs and maintenance costs are expensed as incurred.
Franchise License, Trademark and Other Intangible Assets	The Company follows ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”), which requires that finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. Franchise license, trademark, and other finite-lived intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over the estimated future periods to be benefited (10-15 years). Patents are amortized over the shorter of the patent’s useful life or legal life from the date the patent is granted.
Asset Impairments	ASC Topic 360, “Property, Plant, and Equipment” (“ASC 360”) and ASC 350 require the Company to periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and certain identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell. The Company has concluded that there was no impairment of long-lived assets in fiscal 2013 or fiscal 2012.
Cash Equivalents	Cash equivalents include all highly liquid investments with original maturities of three months or less.
Estimates	The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Table of Contents	EnviroStar, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Earnings Per Share	Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding during each year. The Company had no dilutive securities outstanding during fiscal 2013 or fiscal 2012.
Supplier Concentration	The Company purchases laundry, drycleaning machines, boilers and other products from a number of manufacturers and suppliers. Two of these manufacturers accounted for approximately 45% and 19%, respectively, of the Company’s purchases for fiscal 2013 and for approximately 35% and 24%, respectively, of the Company’s purchases for fiscal 2012.
Advertising Costs	The Company expenses the cost of advertising as of the first date an advertisement is run. The Company expensed approximately $54,000 and $66,000 of advertising costs for the years ended June 30, 2013 and 2012, respectively.
Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents and accounts and trade notes receivable. Due to their relatively short-term nature or variable rates, the carrying amounts of those financial instruments, as reflected in the accompanying consolidated balance sheets, approximate their estimated fair value. Their estimated fair value is not necessarily indicative of the amounts the Company could realize from those assets in a current market exchange or of future earnings or cash flows.

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

Significant judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the asset will not be realized. There were no valuation allowances during fiscal 2013 or fiscal 2012.

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
Subsequent Events

In July and August of 2013, the Company received a few large orders on which the Company had submitted favorable bids. These orders, which are scheduled to be shipped in fiscal 2014, have increased the Company's subsequent backlog. There were no other material subsequent events in the Company's evaluation of events and transactions that occurred after June 30, 2013.

Adopted Accounting Guidance

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

Management believes the impact of other issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

2.	Inventories	Inventories are comprised of:

June 30,	2013	2012

Equipment	$1,016,445	$1,473,053
Parts	1,033,024	969,881
	2,049,469	2,442,934
Reserve	(51,651)	(71,490)
	$1,997,818	$2,371,444

The Company has established reserves of $51,651 and $71,490 as of June 30, 2013 and 2012, respectively, against slow moving inventory. For the years ended June 30, 2013 and 2012, the Company wrote-down approximately $40,900 and $14,500, respectively, in slow moving inventory.

Table of Contents	EnviroStar, Inc. and Subsidiaries Notes to Consolidated Financial Statements

3.	Equipment and Improvements	Major classes of equipment and improvements consist of the following:

June 30,	2013	2012

Furniture and equipment	$542,301	$518,761
Leasehold improvements	375,012	375,012
	917,313	893,773
Accumulated depreciation and amortization	(753,244)	(708,070)
	$164,069	$185,703

Depreciation and amortization of equipment and improvements amounted to $45,175 and $36,535 for the years ended June 30, 2013 and 2012, respectively.

4.	Intangible Assets, net	Franchise license, trademarks and other intangible assets consist of the following:

	Estimated Useful Lives (in years)	June 30, 2013	June 30, 2012

Franchise license agreements	10	$529,500	$529,500
Trademarks, patents and Tradenames	10-15	230,075	230,129
		759,575	759,629
Accumulated amortization		(706,376)	(693,739)
		$53,199	$65,890

Amortization expense was $12,690 in fiscal 2013 and $13,389 in fiscal 2012.

Based on the carrying amount of intangibles as of June 30, 2013, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year is as follows:

Years ending June 30,

2014	$12,194
2015	8,141
2016	7,398
2017	6,469
2018	6,469
2019-2020	12,528
Total	$53,199

5.	Leases and Mortgages Receivable	Leases and mortgages receivable result from customer leases of equipment under arrangements which qualify as sales type leases. At June 30, 2013 and 2012, future lease payments, net of deferred interest ($12,491 and $18,694 at June 30, 2013 and 2012, respectively), due under these leases was $80,288 and $71,396, respectively.
6.	Income Taxes	The following are the components of income taxes:

Table of Contents	EnviroStar, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Years ended June 30,	2013	2012

Current
Federal	$811,960	$248,257
State	138,990	42,497
	950,950	290,754

Deferred
Federal	24,270	21,988
State	4,156	3,764
	28,426	25,752
	$979,376	$316,506

The reconciliation of income tax expense computed at the Federal statutory tax rate of 34% to the provision for income taxes is as follows:

Years ended June 30,	2013	2012

Tax at the statutory rate	$879,449	$281,586
State income taxes, net of federal benefit	93,894	30,064
Other	6,033	4,856
	$979,376	$316,506

Effective tax rate	37.9%	38.2%

Deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes. Significant components of the Company’s current and noncurrent deferred tax assets and liabilities are as follows:

Years ended June 30,	2013	2012

Current deferred tax assets:
Allowance for doubtful accounts	$58,327	$58,327
Inventory capitalization	21,063	34,234
Inventory reserves	19,436	26,902
	98,826	119,463

Noncurrent deferred tax assets (liabilities):
Equipment and improvements	4,613	(1,890)
Franchise, trademarks and other intangible assets	14,661	28,953
	19,274	27,063
Total net deferred income tax assets	$118,100	$146,526

As of June 30, 2013, the Company was subject to potential Federal and State tax examinations for the tax years 2009 through 2012.

Table of Contents	EnviroStar, Inc. and Subsidiaries Notes to Consolidated Financial Statements

7.	Credit Agreement and Term Loan	The Company is a party to a bank loan agreement which provides the Company with a revolving credit facility of $2,250,000, including a $1,000,000 letter of credit subfacility and $250,000 foreign exchange subfacility. Borrowings under the revolving credit facility bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate, are guaranteed by all of the Company’s subsidiaries and are collateralized by substantially all of the Company’s and its subsidiaries’ assets. The revolving credit facility matures November 1, 2013. During fiscal 2013 and fiscal 2012, there were no borrowings, letters of credit or foreign exchange contracts outstanding under the line of credit. The loan agreement requires maintenance of certain debt service coverage and leverage ratios and contains other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at June 30, 2013 and 2012.

8.	Related Party Transactions

The Company leases warehouse and office space under an operating lease from the Sheila Steiner Revocable Trust. The trustees of this trust are Sheila Steiner, and her son, Michael S. Steiner. Michael S. Steiner is Chairman of the Board of Directors, President and a director of the Company. Michael S. Steiner, individually, is also a principal shareholder of the Company.

The lease was for an original three year term which commenced on November 1, 2005, with two three-year renewal options in favor of the Company. The Company has exercised the second renewal option, extending the lease until October 31, 2014. The lease provides for annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears the cost of real estate taxes, utilities, maintenance, repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. Annual rental expense under this lease was approximately $123,200 in fiscal 2013 and $119,600 in fiscal 2012.

The Company paid a law firm, in which a director is Senior Counsel, approximately $60,000 and $59,300 in fiscal 2013 and 2012, respectively, for legal services performed.

9.	Concentrations of Credit Risk	Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts and trade receivables and leases and mortgages receivable. The Company maintains its cash and cash equivalents, including a money market account, at a large bank. At June 30, 2013, bank deposits exceeded Federal Deposit Insurance Corporation limits by approximately $5,300,000. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base. Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold. Two customers, each provided more than 10% of fiscal 2013 revenues. No customer accounted for more than 10% of the Company’s revenues in fiscal 2012.

Table of Contents	EnviroStar, Inc. and Subsidiaries Notes to Consolidated Financial Statements

10.	Commitments	In addition to the warehouse and office space leased from the Sheila Steiner Revocable Trust (see Note 8), the Company leases an additional warehouse facility from an unrelated third party under an operating lease expiring in December 2014. Minimum future rental commitments for both leases approximate the following:

Years ending June 30,

2014	$174,000
2015	66,200
2016	—
2017	—
2018	—
Total	$240,200

Rent expense under all leases aggregated approximately $182,000 and $175,700 for the years ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the Company had no outstanding letters of credit.

The Company, through its manufacturers, provides parts warranties for products sold. These warranties are mainly the responsibility of the manufacturer. As such, warranty related expenses are insignificant to the consolidated financial statements.

11.	Retirement Plan	The Company has a participatory deferred compensation plan under which it matches employee contributions up to 3% of an eligible employee’s yearly compensation. Employees are eligible to participate in the plan after one year of service. The Company contributed approximately $19,500 and $13,800 to the Plan during fiscal 2013 and fiscal 2012, respectively. The plan is qualified under Section 401(k) of the Internal Revenue Code.
12.	Segment Information	The Company’s reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

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

Table of Contents	EnviroStar, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Financial information for the Company’s business segments is as follows:

Year ended June 30,	2013	2012

Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$36,033,221	$22,246,911
License and franchise operations	193,363	210,178
Total revenues	$36,226,584	$22,457,089

Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$2,882,030	$1,083,807
License and franchise operations	32,764	44,193
Corporate	(343,705)	(319,262)
Total operating income	$2,571,089	$808,738

Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$10,204,113	$10,105,561
License and franchise operations	647,519	594,212
Corporate	200,698	172,824
Total assets	$11,052,330	$10,872,597

For the years ended June 30, 2013 and 2012, export revenues, principally to the Caribbean and Latin America, aggregated approximately $4,383,000 and $4,918,000, respectively, of which approximately $4,218,000 and $4,748,000, respectively, related to the commercial and industrial laundry, dry cleaning equipment and boiler segment. All such sales are denominated in U.S. Dollars and, accordingly, the Company is not exposed to risks of foreign currency fluctuations as a result of such sales.

Item 9.	Changes in and Disagreements With Accountants onAccounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

The Company’ management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment, the Company’s management concluded that, as of June 30, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

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

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 11.	Executive Compensation.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 14.	Principal Accountant Fees and Services.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
Exhibit No.	Description
3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963. (Exhibit 3.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968. (Exhibit 3.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983. (Exhibit 3.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986. (Exhibit 3.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986. (Exhibit 3.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(6)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998. (Exhibit 3.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999. (Exhibit 3.1(g) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009. (Exhibit 3.1(h) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(b)	By-Laws of the Company, as amended. (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, File No. 001-14757.)
4(a)(1)(A)	Loan and Security Agreement, dated as of December 19, 2001, from the Company in favor of Wachovia Bank, National Association, formerly named First Union National Bank (“Wachovia”). (Exhibit 4.1(a) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)
4(a)(1)(B)	Letter, dated September 23, 2002, between the Company and Wachovia (Exhibit 4(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002, File No. 001-14757.)
4(a)(1)(C)	Letter, dated October 11, 2002, between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 001-14757.)
4(a)(1)(D)	Letter, dated October 22, 2003, between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. File No. 001-14757.)
4(a)(1)(E)	Letter, dated October 28, 2004, between the Company and Wachovia, extending the Company’s revolving credit facility. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 001-14757.)

4(a)(1)(F)	Letter, dated October 28, 2004, between the Company and Wachovia, eliminating the borrowing base restriction on borrowings under the Company’s revolving credit facility. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 001-14757.)
4(a)(1)(G)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)
4(a)(1)(H)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)
4(a)(l)(I)	Letter, dated as of October 16, 2006, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 23, 2006, File No. 001-14757.)
4(a)(1)(J)	Letter, dated as of October 18, 2007, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 22, 2007, File No. 001-14757.)
4(a)(1)(K)	Letter, dated October 10, 2008, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) September 29, 2008, File No. 001-14757.)
4(a)(1)(L)	Letter, dated October 27, 2009, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) November 3, 2009, File No. 001-14757.)
4(a)(1)(M)	Letter, dated October 29, 2010, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) November 2, 2010, File No. 001-14757.)
4(a)(2)	Revolving Credit Note, dated as of December 19, 2001, from the Company in favor of Wachovia. (Exhibit 4.1(c) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)
4(a)(3)	Guaranty and Security Agreement, dated as of December 19, 2001, from Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Company, DRYCLEAN USA Development Corp. and DRYCLEAN USA License Corp., subsidiaries of the Company, in favor of Wachovia. (Exhibit 4.1(d) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)
4(a)(4)(A)	Credit Agreement, dated November 16, 2011, between Company and Wells Fargo Bank, National Association. (“Wells Fargo”) (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(B)	First Amendment to Credit Agreement, dated as of October 11, 2012, between the Company and Wells Fargo. (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 11, 2012, File No. 001-14757.)

4(a)(4)(C)	Second Amendment to Credit Agreement, dated as of November 9, 2012, between the Company and Wells Fargo. (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 9, 2012, File No. 001-14757.)
4(a)(4)(D)	Revolving Line of Credit Note, dated November 16, 2011, from the Company to Wells Fargo. (Exhibit 4.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(E)	Security Agreement, dated November 16, 2011, from the Company to Wells Fargo. (Exhibit 4.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(F)	Continuing Guaranty, dated November 16, 2011, by Steiner-Atlantic Corp. in favor of Wells Fargo. (Exhibit 4.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(G)	Security Agreement, dated November 16, 2011, from the Steiner-Atlantic Corp. to Wells Fargo. (Exhibit 4.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(H)	Continuing Guaranty, dated November 16, 2011, by DRYCLEAN USA License Corp. in favor of Wells Fargo. (Exhibit 4.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(I)	Security Agreement, dated November 16, 2011, from the DRYCLEAN USA License Corp. to Wells Fargo. (Exhibit 4.1(g) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
10(a)(1)	Commercial lease dated September 9, 2005 between Steiner - Atlantic Corp. and William K. Steiner with respect to Steiner’s facilities located at 290 NE 68 Street, 297 NE 67 Street and 277 NE 67 Street, Miami, Florida. (Exhibit 10(a)(1) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, File No. 001-14757.)
10(a)(2)	Letter, dated as of September 29, 2008, from the Company’s wholly-owned subsidiary, Steiner-Atlantic Corp., to Sheila Steiner and William Steiner exercising an option to extend lease. (Exhibit 10(a)(2) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, File No. 001-14757.)
10(a)(3)	Letter, dated as of September 23, 2011, from the Company’s wholly-owned subsidiary, Steiner-Atlantic Corp., to Sheila Steiner Revocable Trust exercising an option to extend lease. (Exhibit 10(a)(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, File No. 001-14757.)
10(a)(4)(A)	Stockholders’ Agreement, dated as of October 13, 2011, between the co-trustees of the William K. Steiner Revocable Trust and Michael S. Steiner. (Exhibit 1(a) to Schedule 13D dated March 14, 2012 of Robert M. Steiner, File No. 005-30014).

10(a)(4)(B)	Amendment to and Joinder in Stockholders' Agreement, dated March 6, 2012, by Michael S. Steiner and Robert M. Steiner. (Exhibit 1(b) to Schedule 13D dated March 14, 2012 of Robert M. Steiner, File No. 005-30014).
14	Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 001-14757.)
21	Subsidiaries of the Company. (Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 001-14757.)
*31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnviroStar, Inc.

Dated: September 20, 2013
	By:	/s/ Michael S. Steiner
Michael S. Steiner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Michael S. Steiner	President, Chief Executive Officer	September 20, 2013
Michael S. Steiner	(Principal Executive Officer) and Director
/s/ Venerando J. Indelicato	Chief Financial Officer	September 20, 2013
Venerando J. Indelicato	(Principal Financial and Accounting Officer) and Director
/s/ David Blyer	Director	September 20, 2013
David Blyer

/s/ Lloyd Frank	Director	September 20, 2013
Lloyd Frank
/s/ Alan M. Grunspan	Director	September 20, 2013
Alan M. Grunspan

EXHIBIT INDEX

Exhibit No.	Description
3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963. (Exhibit 3.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968. (Exhibit 3.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983. (Exhibit 3.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986. (Exhibit 3.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986. (Exhibit 3.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(6)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998. (Exhibit 3.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999. (Exhibit 3.1(g) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009. (Exhibit 3.1(h) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(b)	By-Laws of the Company, as amended. (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, File No. 001-14757.)
4(a)(1)(A)	Loan and Security Agreement, dated as of December 19, 2001, from the Company in favor of Wachovia Bank, National Association, formerly named First Union National Bank (“Wachovia”). (Exhibit 4.1(a) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)

4(a)(1)(B)	Letter, dated September 23, 2002, between the Company and Wachovia (Exhibit 4(a)(1)(B) to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2002, File No. 001-14757.)
4(a)(1)(C)	Letter, dated October 11, 2002, between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 001-14757.)
4(a)(1)(D)	Letter, dated October 22, 2003, between the Company and Wachovia (Exhibit 4.01 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. File No. 001-14757.)
4(a)(1)(E)	Letter, dated October 28, 2004, between the Company and Wachovia, extending the Company’s revolving credit facility. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 001-14757.)
4(a)(1)(F)	Letter, dated October 28, 2004, between the Company and Wachovia, eliminating the borrowing base restriction on borrowings under the Company’s revolving credit facility. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 28, 2004, File No. 001-14757.)
4(a)(1)(G)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.01 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)
4(a)(1)(H)	Letter, dated as of October 30, 2005, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 31, 2005, File No. 001-14757.)
4(a)(l)(I)	Letter, dated as of October 16, 2006, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 23, 2006, File No. 001-14757.)
4(a)(1)(J)	Letter, dated as of October 18, 2007, from Wachovia. (Exhibit 4.02 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 22, 2007, File No. 001-14757.)
4(a)(1)(K)	Letter, dated October 10, 2008, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) September 29, 2008, File No. 001-14757.)
4(a)(1)(L)	Letter, dated October 27, 2009, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) November 3, 2009, File No. 001-14757.)
4(a)(1)(M)	Letter, dated October 29, 2010, from Wachovia. (Exhibit 4.01 to the Company Current Report on Form 8-K dated (date of earliest event reported) November 2, 2010, File No. 001-14757.)
4(a)(2)	Revolving Credit Note, dated as of December 19, 2001, from the Company in favor of Wachovia. (Exhibit 4.1(c) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)

4(a)(3)	Guaranty and Security Agreement, dated as of December 19, 2001, from Steiner-Atlantic Corp., Steiner-Atlantic Brokerage Company, DRYCLEAN USA Development Corp. and DRYCLEAN USA License Corp., subsidiaries of the Company, in favor of Wachovia. (Exhibit 4.1(d) to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001, File No. 001-14757.)
4(a)(4)(A)	Credit Agreement, dated November 16, 2011, between Company and Wells Fargo Bank, National Association. (“Wells Fargo”) (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(B)	First Amendment to Credit Agreement, dated as of October 11, 2012, between the Company and Wells Fargo. (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 11, 2012, File No. 001-14757.)
4(a)(4)(C)	Second Amendment to Credit Agreement, dated as of November 9, 2012, between the Company and Wells Fargo. (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 9, 2012, File No. 001-14757.)
4(a)(4)(D)	Revolving Line of Credit Note, dated November 16, 2011, from the Company to Wells Fargo. (Exhibit 4.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(E)	Security Agreement, dated November 16, 2011, from the Company to Wells Fargo. (Exhibit 4.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(F)	Continuing Guaranty, dated November 16, 2011, by Steiner-Atlantic Corp. in favor of Wells Fargo. (Exhibit 4.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(G)	Security Agreement, dated November 16, 2011, from the Steiner-Atlantic Corp. to Wells Fargo. (Exhibit 4.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(H)	Continuing Guaranty, dated November 16, 2011, by DRYCLEAN USA License Corp. in favor of Wells Fargo. (Exhibit 4.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(4)(I)	Security Agreement, dated November 16, 2011, from the DRYCLEAN USA License Corp. to Wells Fargo. (Exhibit 4.1(g) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
10(a)(1)	Commercial lease dated September 9, 2005 between Steiner - Atlantic Corp. and William K. Steiner with respect to Steiner’s facilities located at 290 NE 68 Street, 297 NE 67 Street and 277 NE 67 Street, Miami, Florida. (Exhibit 10(a)(1) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, File No. 001-14757.)

10(a)(2)	Letter, dated as of September 29, 2008, from the Company’s wholly-owned subsidiary, Steiner-Atlantic Corp., to Sheila Steiner and William Steiner exercising an option to extend lease. (Exhibit 10(a)(2) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, File No. 001-14757.)
10(a)(3)	Letter, dated as of September 23, 2011, from the Company’s wholly-owned subsidiary, Steiner-Atlantic Corp., to Sheila Steiner Revocable Trust exercising an option to extend lease. (Exhibit 10(a)(3) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, File No. 001-14757.)
10(a)(4)(A)	Stockholders’ Agreement, dated as of October 13, 2011, between the co-trustees of the William K. Steiner Revocable Trust and Michael S. Steiner. (Exhibit 1(a) to Schedule 13D dated March 14, 2012 of Robert M. Steiner, File No. 005-30014).
10(a)(4)(B)	Amendment to and Joinder in Stockholders' Agreement, dated March 6, 2012, by Michael S. Steiner and Robert M. Steiner. (Exhibit 1(b) to Schedule 13D dated March 14, 2012 of Robert M. Steiner, File No. 005-30014).
14	Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 001-14757.)
21	Subsidiaries of the Company. (Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 001-14757.)
*31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

