Form 10-Q
period 2013-09-30
EnviroStar, Inc.
filed 2013-11-12
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-14757

EnviroStar, Inc.
(Exact name of Registrant as Specified in Its charter)

DELAWARE	11-2014231
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of November 8, 2013.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the three months ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Net sales	$8,327,206	$6,458,651
Development fees, franchise and license fees, commission income and other revenue	166,024	54,463
Total revenues	8,493,230	6,513,114

Cost of sales, net	6,397,809	5,115,426
Selling, general and administrative expenses	1,412,216	1,155,264
Total operating expenses	7,810,025	6,270,690

Operating income	683,205	242,424
Interest income	1,201	4,599

Earnings before provision for income taxes	684,406	247,023
Provision for income taxes	258,635	95,184

Net earnings	$425,771	$151,839

Net earnings per share – basic and diluted	$.06	$.02

Weighted average number of basic and diluted common shares outstanding:	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2013	June 30, 2013
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$8,363,053	$5,944,260
Accounts and trade notes receivable, net of allowance for doubtful accounts of $155,000, respectively	1,463,817	2,240,632
Inventories, net	2,325,574	1,997,818
Lease and mortgage receivables, net	41,495	53,762
Deferred income taxes	98,648	98,826
Other current assets	406,483	453,964
Total current assets	12,699,070	10,789,262

Lease and mortgage receivables-due after one year	26,526	26,526

Equipment and improvements, net	157,678	164,069

Intangible assets, net	50,152	53,199

Deferred income taxes	17,283	19,274

Total assets	$12,950,709	$11,052,330

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND

SHAREHOLDERS’ EQUITY

	September 30, 2013	June 30, 2013
	(Unaudited)	(Audited)
Current liabilities
Accounts payable and accrued expenses	$2,477,952	$1,253,426
Accrued employee expenses	584,925	1,459,874
Income taxes payable	264,716	166,250
Deferred income	24,522	16,782
Customer deposits	3,489,158	2,472,333
Total current liabilities	6,841,273	5,368,665

Total liabilities	6,841,273	5,368,665

Shareholders’ equity
Preferred stock, $1.00 par value: authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $0.025 par value: authorized shares – 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	3,841,667	3,415,896
Treasury stock, 31,768 shares at cost	(3,938)	(3,938)

Total shareholders’ equity	6,109,436	5,683,665

Total liabilities and shareholders’ equity	$12,950,709	$11,052,330

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the three months ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Operating activities:
Net earnings	$425,771	$151,839
Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	14,170	14,771
Bad debt expense	4,069	—
Inventory reserve	(1,823)	—
Provision (benefit) for deferred income taxes	2,169	(8,671)
(Increase) decrease in operating assets:
Accounts and trade notes receivables	772,746	(1,025,202)
Inventories	(325,933)	(199,460)
Lease and mortgage receivables	12,267	8,730
Other current assets	47,481	(539,078)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,224,526	1,716,995
Accrued employee expenses	(874,949)	(254,056)
Income taxes payable	98,466	103,855
Unearned income	7,740	(5,001)
Customer deposits	1,016,825	3,928,877

Net cash provided by operating activities	2,423,525	3,893,599

Investing activities:
Capital expenditures	(4,732)	(23,540)

Net cash used by investing activities	(4,732)	(23,540)

Net increase in cash and cash equivalents	2,418,793	3,870,059
Cash and cash equivalents at beginning of period	5,944,260	6,527,940

Cash and cash equivalents at end of period	$8,363,053	$10,397,999

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$83,000	$—

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EnviroStar, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies and other footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The June 30, 2013 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as of that date.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note (2) - Earnings Per Share: Basic earnings per share for the three months ended September 30, 2013 and 2012 are computed as follows:

	For the three months ended September 30,
	2013 (Unaudited)	2012 (Unaudited)
Net income	$425,771	$151,839
Weighted average shares outstanding	7,033,732	7,033,732
Basic and fully diluted earnings per share	$.06	$.02

At September 30, 2013, the Company had no outstanding options to purchase shares of the Company’s common stock or other dilutive securities.

Note (3) - Lease and Mortgage Receivables: Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales type leases. At September 30, 2013, future lease payments, (net of deferred interest of $10,021 at September 30, 2013), due under these leases was $68,021. At June 30 2013, future lease payments, (net of deferred interest of $12,491 at June 30, 2013), due under these leases was $80,288.

Index EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2013 (Unaudited)

Note (4) - Revolving Credit Line: Effective November 1, 2013, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2014. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s assets. No amounts were outstanding under this facility at September 30, 2013 or June 30, 2013, nor were there any amounts outstanding at any time during fiscal 2013 or the first quarter of fiscal 2014. The loan agreement requires maintenance of certain debt service coverage and leverage ratios and contained other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at September 30, 2013 and June 30, 2013.

Note (5) - Income Taxes: Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of September 30, 2013 and June 30, 2013, the Company had deferred tax assets of $115,931 and $118,100, respectively. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of September 30, 2013 and June 30, 2013, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the three months ended September 30, 2013, this standard did not result in any adjustment to the Company’s provision for income taxes.

As of September 30, 2013, the Company was subject to potential Federal and State tax examinations for the tax years 2010 through 2013.

Index EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2013 (Unaudited)

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

	For the three months ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$8,420,795	$6,460,340
License and franchise operations	72,435	52,774

Total revenues	$8,493,230	$6,513,114

Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$752,718	$313,642
License and franchise operations	36,796	19,678
Corporate	(106,309)	(90,896)

Total operating income	$683,205	$242,424

	September 30, 2013	June 30, 2013
	(Unaudited)	(Audited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$12,560,852	$10,204,113
License and franchise operations	266,228	647,519
Corporate	123,629	200,698

Total assets	$12,950,709	$11,052,330

Index EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2013 (Unaudited)

Note (7) - Adopted Accounting Guidance: Management believes the impact of issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption

Note (8) – Subsequent Events: On November 8, 2013, the Board of Directors declared a $.40 per share special dividend, payable on December 12, 2013 to shareholders of record on November 27, 2013. Effective November 1, 2013, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2014, as discussed in Note 4. There were no other recognizable or non-recognizable subsequent events in its evaluation of events and transaction that occurred after September 30, 2013.

Index

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

Total revenues for the first quarter of fiscal 2014, increased by 30.4% over the same period of fiscal 2013. The increase in sales covered both equipment sales which increased by 40.7% and spare parts sales which increased by 14.6%. Foreign sales for the first quarter of fiscal 2014 increased by 70.4% when compared the first quarter of fiscal 2013. Net earnings for the first quarter of fiscal 2014 increased by 180.4% over the same period of fiscal 2013.

The Company’s cash increased to $8,363,053 at June 30, 2013, mostly due to an increase of $1,016,825 in customer’s deposits associated with new orders.

Inventories increased by 16.4% during the first quarter of fiscal 2014 to support the increased orders.

Liquidity and Capital Resources

During the first quarter of fiscal 2014, cash increased by $2,418,793 compared to an increase of $3,870,059 during the same period of fiscal 2013. The following summarizes the Company’s Condensed Consolidated Statement of Cash Flows.

	Three Months Ended September 30,
	2013 (Unaudited)	2012 (Unaudited)
Net cash provided (used) by:
Operating activities	$2,423,525	$3,893,599
Investing activities	(4,732)	(23,540)
Net increase in cash	$2,418,793	$3,870,059

For the three months ended September 30, 2013, operating activities provided cash of $2,423,525 compared to $3,893,599 of cash provided during the same period of fiscal 2013. The increase in cash provided by operating activities during the first quarter of fiscal 2014 was primarily due to an increase in customer deposits of $1,016,825 associated with new orders, and an increase of $1,224,526 in accounts payable and accrued expenses on purchases made but not yet paid for. In addition, cash was provided by the Company’s net earnings of $425,771 and non-cash expenses for depreciation and amortization of $14,170. Other increases in cash was provided by a decrease of $772,746 in accounts and trade notes receivable as payments were received on heavy shipments made during the quarter, an increase of $98,466 in income taxes payable and a decrease of $47,481 in other assets. These increases in cash were offset by a decrease of $874,949 in accrued employee expenses as sales commissions and year-end bonuses were paid during the quarter. Cash was also used to increase inventories by $325,933 to support new orders. All other changes in cash were of a minor nature due to ordinary fluctuations in business activities.

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

Index

Investing activities used cash of $4,732 and $23,540 during the first quarters of fiscal 2014 and 2013, respectively, for capital expenditures.

There were no financing activities during the first quarters of fiscal 2014 and 2013.

Effective November 1, 2013, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2014. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at September 30, 2013 or June 30, 2013, nor were there any amounts outstanding at any time during fiscal 2013 or the first quarter of fiscal 2014.

The Company believes that its existing cash, cash equivalents and net cash from operations will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long-term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues

	Three Months Ended September 30,
	2013 (Unaudited)	2012 (Unaudited)%
Net sales	$8,327,206	$6,458,651	+28.9%
Development fees, franchise and license fees, commissions and other income	166,024	54,463	+204.8%
Total revenues	$8,493,230	$6,513,114	+30.4%

Net sales for the three month period ended September 30, 2013 increased by $1,868,555 (28.9%) from the same period of fiscal 2013. The increase in sales was primarily attributed to an improvement in equipment sales, which increased by 40.7% and spare parts sales, which increased by 14.6%. Foreign sales also increased by 70.4% during the first quarter of fiscal 2014 when compared to the first quarter of fiscal 2013.

Revenues of development fees, franchise and license fees, commissions and other income increased by $111,561 (204.8%) primarily due to commissions paid to the Company for sales made by a supplier on a direct sale to a customer in the Company’s territory.

Index

Operating expenses

	Three Months Ended September 30,
	2013 (Unaudited)	2012 (Unaudited)
As a percentage of net sales:
Cost of sales	76.8%	79.2%
As a percentage of revenues:
Selling, general and administrative expenses	16.6%	17.7%
Total expenses	92.0%	96.3%

Costs of goods sold, expressed as a percentage of sales, decreased to 76.8% in the first quarter of fiscal 2014 from 79.2% for the same period of fiscal 2013. The improved margins were attributable to a better product mix.

Selling, general and administrative expenses increased by $256,952 (22.2%) in the first quarter of fiscal 2014 over the first quarter of fiscal 2013, mostly due to increased commission expenses associated with increased sales. As a percentage of revenues, selling, general and administrative expenses improved to 16.6% from 17.7% for the same comparable periods due to the absorption of these expenses over higher revenues.

Interest income decreased by $3,398 (73.9%) in the first quarter of fiscal 2014 from the same period of fiscal 2013, primarily due to lower interest rates and a reduction in average outstanding cash balances.

The Company’s effective income tax rate for the first quarter of fiscal 2014 decreased to 37.8% from 38.5% for the same period of fiscal 2013. The slight variation reflects changes in permanent and temporary adjustments to taxable income.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases warehouse and office space under an operating lease from the Sheila Steiner Revocable Trust. The trustees of this trust are Sheila Steiner, and her son, Michael S. Steiner. Michael S. Steiner, is Chairman of the Board of Directors, President and a director of the Company. Michael Steiner, individually, is also a principal shareholder of the Company.

The lease was for an original three year term which commenced on November 1, 2005, with two three-year renewal options in favor of the Company. The Company has exercised the second renewal option, extending the lease until October 31, 2014. The lease provides for annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears the cost of real estate taxes, utilities, maintenance, repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. Rental expense under this lease was approximately $31,100 and $30,200 in the first three months of fiscal 2014 and 2013, respectively.

Index

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s results of operations remain unchanged from those described in the Management’s Discussion an Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Therefore, there can be no assurance that the actual results will not differ from those estimates.

Adopted Accounting Guidance

Management believes the impact of issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption

Forward Looking Statements

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

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company’s bank revolving credit facility contains a $250,000 foreign exchange subfacility for this purpose. The Company had no foreign exchange contracts outstanding at September 30, 2013 or June 30, 2013.

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

Index

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

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2013		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato,
Treasurer and Chief Financial Officer

Index

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

-18-