Form 10-Q
period 2013-12-31
EnviroStar, Inc.
filed 2014-02-14
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EnviroStar, Inc.

(Exact name of Registrant as Specified in Its charter)

Delaware	11-2014231
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of February 14, 2014.

Index

PART 1. FINANCIAL INFORMATION

Item 1.    Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the six months ended December 31,		For the three months ended December 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net sales	$18,064,800	$12,861,285	$9,737,594	$6,402,634
Development fees, franchise and license fees, commission income and other revenue	263,843	97,538	97,819	43,075
Total revenues	18,328,643	12,958,823	9,835,413	6,445,709

Cost of sales, net	14,153,569	10,044,596	7,755,760	4.929,170
Selling, general and administrative expenses	2,726,875	2,474,839	1,314,659	1,319,574
Total operating expenses	16,880,444	12,519,435	9,070,419	6,248,744
Operating income	1,448,199	439,388	764,994	196,965
Interest income	3,291	9,651	2,090	5,051
Earnings before provision for income taxes	1,451,490	449,039	767,084	202,016
Provision for income taxes	548,413	172,045	289,778	76,861
Net earnings	$903,077	$276,994	$477,306	$125,155
Net earnings per share – basic and diluted	$.13	$.04	$.07	$.02

Weighted average number of basic and diluted common shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS
	December 31, 2013 (Unaudited)	June 30, 2013 (Audited)
Current assets
Cash and cash equivalents	$6,476,173	$5,944,260
Accounts and trade notes receivable, net of allowance for doubtful accounts of $155,000, respectively	1,091,284	2,240,632
Inventories, net	2,456,232	1,997,818
Deferred income taxes	101,227	98,826
Lease and mortgage receivables, net	27,926	53,762
Other current assets	181,172	453,964
Total current assets	10,334,014	10,789,262
Lease and mortgage receivables-due after one year	26,526	26,526
Equipment and improvements, net	149,645	164,069
Franchise license, trademarks and other intangible assets, net	47,103	53,199
Deferred income taxes	16,694	19,274

Total assets	$10,573,982	$11,052,330

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31, 2013 (Unaudited)	June 30, 2013 (Audited)
Current liabilities
Accounts payable and accrued expenses	$2,407,728	$1,253,426
Accrued employee expenses	788,777	1,459,874
Income taxes payable	6,290	166,250
Deferred income	—	16,782
Customer deposits	3,597,939	2,472,333
Total current liabilities	6,800,734	5,368,665

Total liabilities	6,800,734	5,368,665

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	1,505,479	3,415,896
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)
Total shareholders’ equity	3,773,248	5,683,665
Total liabilities and shareholders’ equity	$10,573,982	$11,052,330

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six months ended
	December 31, 2013 (Unaudited)	December 31, 2012 (Unaudited)
Operating activities:
Net earnings	$903,077	$276,994
Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	28,409	29,489
Bad debt expense	4,067	509
Inventory reserve	572	(3,166)
Provision for deferred income taxes	179	3,311
(Increase) decrease in operating assets:
Accounts and trade notes receivables	1,145,279	710,575
Inventories	(458,986)	(306,859)
Refundable income taxes	—	1,734
Lease and mortgage receivables	25,835	(289)
Other current assets	272,792	(546,517)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,154,302	184,186
Accrued employee expenses	(671,097)	(126,854)
Income taxes payable	(159,960)	—
Deferred income	(16,782)	(10,000)
Customer deposits	1,125,606	3,278,225
Net cash provided by operating activities	3,353,293	3,491,338
Investing activities:
Capital expenditures	(7,887)	(23,540)
Net cash used by investing activities	(7,887)	(23,540)
Financing activities:
Dividends paid	(2,813,493)	(4,220,239)
Net cash used by financing activities	(2,813,493)	(4,220,239)
Net increase (decrease) in cash and cash equivalents	531,913	(752,441)
Cash and cash equivalents at beginning of period	5,944,260	6,527,940
Cash and cash equivalents at end of period	$6,476,173	$5,775,499
Supplemental information:
Cash paid during the period for income taxes	$629,000	$179,000

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
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

Note (2) - Earnings Per Share: Basic earnings per share for the six and three months ended December 31, 2013 and 2012 are computed as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2013 (Unaudited)	2012 (Unaudited)	2013 (Unaudited)	2012 (Unaudited)

Net earnings	$903,077	$276,994	$477,306	$125,155
Weighted average shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732
Basic and fully diluted earnings per share	$.13	$.04	$.07	$.02

At December 31, 2013, the Company had no outstanding options to purchase shares of the Company’s common stock or other dilutive securities.

Index EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2013 (Unaudited)

Note (3) - Lease and Mortgage Receivables: Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales type leases. At December 31, 2013, future lease payments, net of deferred interest ($7,933 at December 31, 2013), due under these leases was $54,452. At June 30, 2013, future lease payments, net of deferred interest ($12,491 at June 30, 2013), due under these leases was $80,288.

Note (4) - Revolving Credit Line: Effective November 1, 2013, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2014. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s assets. No amounts were outstanding under this facility at December 31, 2013 or June 30, 2013, nor were there any amounts outstanding at any time during fiscal 2013 or the first six months of fiscal 2014. The loan agreement requires maintenance of certain debt service coverage and leverage ratios and contained other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at December 31, 2013 and June 30, 2013.

Note (5) - Income Taxes: Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of December 31, 2013 and June 30, 2013, the Company had deferred tax assets of $117,921 and $118,100, respectively. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of December 31, 2013 and June 30, 2013, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the six and three months ended December 31, 2013, this standard did not result in any adjustment to the Company’s provision for income taxes.

As of December 31, 2013, the Company was subject to potential Federal and State tax examinations for the tax years 2010 through 2013.

Index EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2013 (Unaudited)

Note (6) – Cash Dividends: On November 8, 2013, the Company’s Board of Directors declared a $.40 per share cash dividend (an aggregate of $2,813,493), which was paid on December 12, 2013 to shareholders of record at the close of business on November 27, 2013.

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

	For the six months ended December 31,		For the three months ended December 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$18,181,267	$12,869,618	$9,760,472	$6,409,278
License and franchise operations	147,376	89,205	74,941	36,431
Total revenues	$18,328,643	$12,958,823	$9,835,413	$6,445,709
Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$1,568,902	$603,762	$816,184	$290,121
License and franchise operations	72,608	26,841	35,812	7,163
Corporate	(193,311)	(191,215)	(87,002)	(100,319)
Total operating income	$1,448,199	$439,388	$764,994	$196,965

	December 31, 2013	June 30, 2013
	(Unaudited)	(Audited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$10,159,690	$10,204,113
License and franchise operations	292,867	647,519
Corporate	121,425	200,698
Total assets	$10,573,982	$11,052,330

Note (8) - Adopted Accounting Guidance: Management believes the impact of issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Index

Item 2.   Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

Total revenues for both the first six month period and the second quarter of fiscal 2014 increased by 41.4% and 52.6%, respectively, when compared to the same periods of fiscal 2013. Net earnings also increased by 226.0% and 281.4% for the six month period and the second quarter of fiscal 2014, respectively, when compared to the same periods of fiscal 2013. For the six month period ended December 31, 2013, equipment sales increased by 66.3% and spare parts sales increased by 7.0%, compared with the same period of fiscal 2013. Foreign sales increased by 40.1% in the first six months of fiscal 2014 when compared to the same six month period of fiscal 2013.

The Company’s cash position during the first six months of 2013 increased to $6,476,173 despite paying a special cash dividend of $.40 per share, aggregating $2,813,493, in December 2013. Customer deposits also increased by $1,125,606 enhancing the Company’s cash position, however, inventories increased by $458,414 to support existing orders.

Liquidity and Capital Resources

For the six month period ended December 31, 2013, cash increased by $531,913 compared to a decrease of $752,441 during the same period of fiscal 2013. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows:

	Six Months Ended December 31,
	2013 (Unaudited)	2012 (Unaudited)
Net cash provided (used) by:
Operating activities	$3,353,293	$3,491,338
Investing activities	$(7,887)	$(23,540)
Financing activities	$(2,813,493)	$(4,220,239)

For the six month period ended December 31, 2013, operating activities provided cash of $3,353,293 compared to $3,491,338 of cash provided during the same period of fiscal 2013. The increase in cash provided by operating activities during the first six months of fiscal 2014 was primarily due to a decrease in accounts and trade notes receivable of $1,145,279 as some shipments made during the period were pre-paid by one large customer. In addition, cash was provided by an increase of $1,154,302 in accounts payable and accrued expenses as certain payments for purchases were not yet due and an increase of $1,125,606 in customer deposits to finance new orders received during the six month period. Cash was also provided by the Company’s net earnings of $903,077 and non-cash expenses for depreciation and amortization of $28,409. A decrease in other current assets provided cash of $272,792 mostly for specialized equipment which was received and already pre-paid. These increases in cash were offset by a decrease of $671,097 in accrued employee expenses, primarily to pay fiscal 2013 year-end bonuses and sales commissions, which were paid during the first quarter of fiscal 2014. Cash was also used by an increase of $458,986 in inventories to support the Company’s backlog of orders and a decrease of $159,960 in income tax payable. All other changes in cash were due to ordinary fluctuations in business activities.

For the six month period ended December 31, 2012, operating activities provided cash of $3,491,338 compared to $115,507 of cash provided during the same period of fiscal 2012. The increase in cash provided by operating activities during the first six months of fiscal 2012 was primarily due to an increase of $3,278,225 in customer deposits connected with a number of large orders received by the Company during the first quarter of fiscal 2013. In addition cash was provided by the Company’s net earnings of $276,994 and non-cash expenses for depreciation and amortization of $29,489. Accounts and trade notes receivable also provided cash of $710,575 as payments were received associated with heavy shipments in prior months. An increase in accounts payable and accrued expenses provided cash of 184,186 representing equipment purchased but not yet paid for. These increases in cash were offset by cash used to increase other current assets by $546,517, mostly for pre-payments to vendors for specialized equipment on order. The Company also increased inventories by $306,859 to support a larger backlog of orders to be shipped next quarter. Accrued employee expenses used cash of $126,854, mostly due to fiscal 2012 year-end bonuses and sales commissions which were paid during the first quarter of fiscal 2013. All other changes in cash were of a minor nature due to ordinary fluctuations in business activities.

Index

Investing activities used cash of $7,887 and $23,540 during the six month periods ended December 31, 2013 and 2012, respectively, for capital expenditures of equipment and improvements.

Financing activities used cash of $2,813,493 and $4,220,239 during the six month periods ended December 31, 2013 and 2012, respectively, to pay cash dividends to shareholders.

Effective November 1, 2013, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2014. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at December 31, 2013 or June 30, 2013, nor were there any amounts outstanding at any time during fiscal 2013 or the first six months of fiscal 2014.

The Company believes that its existing cash, cash equivalents and net cash from operations will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long-term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Six months ended			Three months ended
	December 31,			December 31,
	2013 (Unaudited)	2012 (Unaudited)	% Change	2013 (Unaudited)	2012 (Unaudited)	% Change
Net sales	$18,064,800	$12,861,285	40.5%	$9,737,594	$6,402,634	52.1%
Development fees, franchise and license fees, commissions and other income	263,843	97,538	170.5%	97,819	43,075	127.1%
Total revenues	$18,328,643	$12,958,823	41.4%	$9,835,413	$6,445,709	52.6%

Net sales for the six month period ended December 31, 2013 increased by $5,203,515 (40.5%) from the same period of fiscal 2013. The increase is mostly attributable to an increase of 66.3% in equipment sales, and a 7.0% increase in spare parts sales. Foreign sales increased by 40.1% during the period. For the second quarter of fiscal 2014, sales increased by $3,334,960 (52.1%) when compared to the second quarter of fiscal 2013. During the second quarter of fiscal 2014 equipment sales increased by 92.4%, however, spare parts sales decreased by .8% over the same period of fiscal 2013. The increase in equipment sales can be attributed to the Company’s deliveries and shipments on larger orders and installations.

Index

Revenues for development fees, franchise and license fees, commissions and other income, increased by $166,305 (170.5%) and $54,744 (127.1%) for the six month period and second quarter, respectively, of fiscal 2014 when compared to the same periods of fiscal 2013. The increase for both periods was mostly due to commissions paid to the Company for sales made by a supplier on a direct sale to a customer in the Company’s territory and increased royalty fees from our Mexican operations.

Operating Expenses.

	Six months ended		Three months ended
	December 31,		December 31,
	2013 (Unaudited)	2012 (Unaudited)	2013 (Unaudited)	2012 (Unaudited)
As a percentage of sales:
Cost of sales	78.3%	78.1%	79.6%	77.0%
As a percentage of revenue:
Selling, general and administrative expenses	14.9%	19.1%	13.4%	20.5%
Total expenses	92.1%	96.6%	92.2%	96.9%

Costs of sales, expressed as a percentage of sales, increased to 78.3% and 79.6% for the six month period and second quarter of fiscal 2014, respectively, from 78.1% and 77.0% for the six and three month periods ended December 31, 2012. The increases for both periods were mostly due to product mix as the margins on larger orders tend to be lower.

Selling, general and administrative expenses increased by $252,036 (10.2%) and decreased by $4,915 (.4%) for the six and three month periods ended December 31, 2014, respectively, from the same periods in fiscal 2013. The increase during the first six month period of fiscal 2014 is attributable to increased commission expense associated with increased sales. The increased commissions also applied to the three month period ended December 31, 2013, but was offset by lower professional fees and lower commissions paid for sales made outside the Company’s territory. As a percentage of revenues, selling, general and administrative expenses improved for both periods of fiscal 2014 when compared to the same periods of fiscal 2013, due to the absorption of these expenses over higher revenues.

Interest income decreased by $6,360 (65.9%) and $2,961 (58.6%) for the six month period and second quarter of fiscal 2014, respectively, from the same periods ended December 31, 2012, due to lower interest rates and a reduction in average outstanding cash balances.

The Company’s effective tax rate decreased to 37.8% for the six and three month periods ended December 31, 2013 from 38.3% and 38.0% for the six and three month periods ended December 31, 2012. The slight variation reflects changes in permanent and temporary adjustments to taxable income.

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

Index

The lease was for an original three year term which commenced on November 1, 2005, with two three-year renewal options in favor of the Company. The Company has exercised the second renewal option, extending the lease until October 31, 2014. The lease provides for annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears the cost of real estate taxes, utilities, maintenance, repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. Rental expense under this lease was approximately $62,800 and $61,000 in the first six months of fiscal 2014 and 2013, respectively.

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

Index

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company’s bank revolving credit facility contains a $250,000 foreign exchange subfacility for this purpose. The Company had no foreign exchange contracts outstanding at December 31, 2013 or June 30, 2013.

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

Index

PART II. OTHER INFORMATION

Item 6.    Exhibits

(a)	Exhibits

Exhibit
Number	Description
*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

*	Filed with this Report.
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

Date: February 14, 2014		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato,
Treasurer and Chief Financial Officer
16

Index

Exhibit Index

Exhibit
Number	Description
*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

*	Filed with this Report.
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

