Form 10-Q
period 2014-03-31
EnviroStar, Inc.
filed 2014-05-12
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-14757

EnviroStar, Inc.

(Exact name of Registrant as Specified in Its charter)

Delaware	11-2014231
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of May 9, 2014.

Index

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the nine months ended March 31,		For the three months ended March 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net sales	$24,554,425	$19,377,094	$6,489,625	$6,515,809
Development fees, franchise and license fees, commission income and other revenue	323,711	162,423	59,868	64,885
Total revenues	24,878,136	19,539,517	6,549,493	6,580,694

Cost of sales, net	19,066,438	15,014,527	4,912,869	4,969,931
Selling, general and administrative expenses	3,859,162	3,685,301	1,132,287	1,210,462
Total operating expenses	22,925,600	18,699,828	6,045,156	6,180,393
Operating income	1,952,536	839,689	504,337	400,301
Interest income	4,872	11,528	1,581	1,877
Earnings before provision for income taxes	1,957,408	851,217	505,918	402,178
Provision for income taxes	739,654	324,336	191,241	152,291
Net earnings	$1,217,754	$526,881	$314,677	$249,887
Net earnings per share – basic and diluted	$.17	$.07	$.04	$.04
Weighted average number of basic and diluted common shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS
	March 31, 2014 (Unaudited)	June 30, 2013 (Audited)
Current assets
Cash and cash equivalents	$4,933,952	$5,944,260
Accounts and trade notes receivable, net of allowance for doubtful accounts of $155,000, respectively	1,300,793	2,240,632
Inventories, net	2,233,085	1,997,818
Refundable income taxes	127,923	—
Deferred income taxes	100,043	98,826
Lease and mortgage receivables, net	7,008	53,762
Other current assets	267,699	453,964
Total current assets	8,970,503	10,789,262
Lease and mortgage receivables-due after one year	26,526	26,526
Equipment and improvements, net	148,304	164,069
Franchise license, trademarks and other intangible assets, net	44,054	53,199
Deferred income taxes	12,425	19,274

Total assets	$9,201,812	$11,052,330

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2014 (Unaudited)	June 30, 2013 (Audited)
Current liabilities
Accounts payable and accrued expenses	$1,304,128	$1,253,426
Accrued employee expenses	791,929	1,459,874
Income taxes payable	—	166,250
Deferred income	—	16,782
Customer deposits	3,017,829	2,472,333
Total current liabilities	5,113,886	5,368,665

Total liabilities	5,113,886	5,368,665

Commitments and contingencies

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	1,820,157	3,415,896
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)
Total shareholders’ equity	4,087,926	5,683,665
Total liabilities and shareholders’ equity	$9,201,812	$11,052,330

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine months ended
	March 31, 2014 (Unaudited)	March 31, 2013 (Unaudited)
Operating activities:
Net earnings	$1,217,754	$526,881
Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	42,908	43,677
Bad debt expense	4,069	509
Inventory reserve	(4,276)	(8,674)
Benefit (provision) for deferred income taxes	5,632	(331)
(Increase) decrease in operating assets:
Accounts and trade notes receivable	935,769	246,339
Inventories	(230,991)	(507,591)
Refundable income taxes	(127,923)	18,700
Lease and mortgage receivables	46,754	9,424
Other current assets	186,265	(2,547,381)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	50,702	401,399
Accrued employee expenses	(667,945)	(65,385)
Income taxes payable	(166,250)	51,967
Deferred income	(16,782)	2,013,243
Customer deposits	545,496	3,765,229
Net cash provided by operating activities	1,821,182	3,948,006

Investing activities:
Capital expenditures	(17,997)	(23,540)
Net cash used in investing activities	(17,997)	(23,540)

Financing activities:
Dividends paid	(2,813,493)	(4,220,239)
Net cash used in financing activities	(2,813,493)	(4,220,239)
Net decrease in cash and cash equivalents	(1,010,308)	(295,773)
Cash and cash equivalents at beginning of period	5,944,260	6,527,940
Cash and cash equivalents at end of period	$4,933,952	$6,232,167
Supplemental information:
Cash paid during the period for income taxes	$949,000	$266,000

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

Note (2) - Earnings Per Share: Basic earnings per share for the nine and three months ended March 31, 2014 and 2013 are computed as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)

Net earnings	$1,217,754	$526,881	$314,677	$249,887
Weighted average shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732
Basic and fully diluted earnings per share	$.17	$.07	$.04	$.04

At March 31, 2014, the Company had no outstanding options to purchase shares of the Company’s common stock or other dilutive securities.

Index EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2014 (Unaudited)

Note (3) - Lease and Mortgage Receivables: Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales type leases. At March 31, 2014, future lease payments, net of deferred interest ($6,151 at March 31, 2014), due under these leases was $33,534. At June 30, 2013, future lease payments, net of deferred interest ($12,491 at June 30, 2013), due under these leases was $80,288.

Note (4) - Revolving Credit Line: Effective November 1, 2013, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2014. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s assets. No amounts were outstanding under the facility at March 31, 2014 or June 30, 2013, nor were there any amounts outstanding at any time during fiscal 2013 or the first nine months of fiscal 2014. The loan agreement requires maintenance of certain debt service coverage and leverage ratios and contained other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at March 31, 2014 and June 30, 2013.

Note (5) - Income Taxes: Income tax expense varies from the Federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of March 31, 2014 and June 30, 2013, the Company had deferred tax assets of $112,468 and $118,100, respectively. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of March 31, 2014, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC Topic 740”). ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the nine and three months ended March 31, 2014, this standard did not result in any adjustment to the Company’s provision for income taxes.

As of March 31, 2014, the Company was subject to potential federal and state tax examinations for the tax years 2010 through 2013.

Note (6) - Cash Dividends: On November 8, 2013, the Company’s Board of Directors declared a $.40 per share cash dividend (an aggregate of $2,813,493), which was paid on December 12, 2013 to stockholders of record at the close of business on November 27, 2013.

Index EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2014 (Unaudited)

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

	For the nine months ended March 31,		For the three months ended March 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Revenues:
Commercial and industrial laundry, dry cleaning equipment and boilers	$24,674,874	$19,396,448	$6,493,607	$6,526,830
License and franchise operations	203,262	143,069	55,886	53,864
Total revenues	$24,878,136	$19,539,517	$6,549,493	$6,580,694
Operating income (loss):
Commercial and industrial laundry, dry cleaning equipment and boilers	$2,149,139	$1,084,744	$580,237	$480,982
License and franchise operations	83,984	31,793	11,376	4,952
Corporate	(280,587)	(276,848)	(87,276)	(85,633)
Total operating income	$1,952,536	$839,689	$504,337	$400,301

	March 31, 2014	June 30, 2013
	(Unaudited)	(Audited)
Identifiable assets:
Commercial and industrial laundry, dry cleaning equipment and boilers	$8,651,353	$10,204,113
License and franchise operations	434,510	647,519
Corporate	115,949	200,698
Total assets	$9,201,812	$11,052,330

Note (8) - Adopted Accounting Guidance: Management believes the impact of issued standards and updates, which are not yet effective, will not be material to the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Index

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

Revenues for the first nine months of fiscal 2014 increased by 27.3% compared to the same period of fiscal 2013, however revenues for the third quarter were generally flat, having decreased by .5%, compared to the same period of fiscal 2013. Net earnings increased by 131.1% and 25.9% for the nine and three month periods ended March 31, 2014, when compared to the same periods in fiscal 2013. For the first nine months of fiscal 2014, equipment sales increased by 40.4% and spare parts sales increased by 9.4%, when compared to the same period of fiscal 2013. Foreign sales also increased 31.1% in the first nine months of fiscal 2014, when compared to the same period of fiscal 2013.

The Company’s cash position during the first nine months of fiscal 2014 decreased to $4,933,952 mostly due to the payment of a special dividend of $.40 per share, aggregating $2,813,493 in December 2013, and an increase in inventories. Customer deposits during the first nine months of fiscal 2014 increased by $545,496 as new orders offset deductions due to shipments.

Liquidity and Capital Resources

For the nine month period ended March 31, 2014, cash decreased by $1,010,308 compared to a decrease of $295,773 during the same period of fiscal 2013. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows:

	Nine months ended March 31,
	2014 (Unaudited)	2013 (Unaudited)
Net cash provided by (used in):
Operating activities	$1,821,182	$3,948,006
Investing activities	$(17,997)	$(23,540)
Financing activities	$(2,813,493)	$(4,220,239)

For the nine month period ended March 31, 2014, operating activities provided cash of $1,821,182 compared to $3,948,006 of cash provided during the same period of fiscal 2013. The increase in cash provided by operating activities during the first nine months of fiscal 2014 was primarily due to the Company’s net earnings of $1,217,754 and non-cash expenses for depreciation and amortization of $42,908. Cash was provided by a reduction in accounts and trade notes receivable of $935,769. Additional cash was provided by an increase in customer deposits of $545,496 to finance new orders and a decrease of $186,265 in other assets mostly for specialized equipment which was received and already prepaid. Other cash was provided by a decrease in lease and mortgages receivable of $46,754 and an increase in accounts payable and accrued expenses of $50,702. These increases in cash were offset by a decrease in accrued employee expenses of $667,945 primarily to pay fiscal 2013 year-end bonuses and sales commissions which were paid during the first quarter of fiscal 2014. Cash was also used to increase inventories by $230,991 to support the Company’s backlog of orders. In addition, $294,173 was used to pay the remaining balance of the Company’s fiscal 2013 tax liability and is currently over deposited on its income tax requirements. All other changes in cash were due to the ordinary fluctuations in business activities.

Index

For the nine month period ended March 31, 2013, operating activities provided cash of $3,948,006 compared to $279,379 of cash provided during the same period of fiscal 2012. The increase in cash provided by operating activities during the first nine months of fiscal 2013 was primarily due to an increase of $3,765,229 in customer deposits connected with a number of large orders received by the Company during the first quarter of fiscal 2013. In addition, cash was provided due to an increase in deferred income of $2,013,243 representing payments made to the Company from a customer whose shipments were temporarily delayed (through no fault of the Company) as a result of delays in obtaining governmental construction permits. This cash was offset by an increase in other current assets of $2,547,381 mostly due to pre-payments made by the Company to vendors for specialized equipment on order. Cash was provided by the Company’s net earnings of $526,881 and non-cash expenses for depreciation and amortization of $43,677. Additional cash was provided by a decrease in accounts and trade notes receivable of $246,339 and an increase of $401,399 in accounts payable and accrued expenses due to the ordinary course of business. Inventories used cash of $507,591 to support the increased backlog, but should decrease as shipments are made in the fourth quarter. Accrued employee expenses used cash of $65,385, mostly due to fiscal 2012 year-end bonuses and sales commissions

Investing activities used cash of $17,997 and $23,540 during the nine month periods ended March 31, 2014 and 2013, respectively, for capital expenditures.

Financing activities used cash of $2,813,493 and $4,220,239 during the nine month periods ended March 31, 2014 and 2013 to pay dividends to shareholders.

Effective November 1, 2013, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2014. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s assets. No amounts were outstanding under the facility at March 31, 2014 or June 30, 2013, nor were there any amounts outstanding at any time during fiscal 2013 or the first nine months of fiscal 2014.

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

Index

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Nine months ended			Three months ended
	March 31,			March 31,
	2014 (Unaudited)	2013 (Unaudited)	% Change	2014 (Unaudited)	2013 (Unaudited)	% Change
Net sales	$24,554,425	$19,377,094	26.7%	$6,489,625	$6,515,809	-.4%
Development fees, franchise and license fees, commissions and other income	323,711	162,423	99.3%	59,868	64,885	-7.7%
Total revenues	$24,878,136	$19,539,517	27.3%	$6,549,493	$6,580,694	-.5%

Net sales for the nine month period ended March 31, 2014 increased by $5,177,331 (26.7%) from the same period of fiscal 2013. This increase is mostly attributable to an increase of 40.4% in equipment sales and a 9.4% increase in spare parts sales. Foreign sales also increased by 31.1% during the first nine months of fiscal 2014 when compared to the same period of fiscal 2013. For the third quarter of fiscal 2014, sales decreased by $26,184 (.4%) compared to the third quarter of fiscal 2013, mostly due to a reduction in equipment sales of 10.0%, which offset an increase of 11.5% in spare parts sales. However, margins for the three month period ended March 31, 2014 were higher when compared to the same period of fiscal 2013 resulting in an increase in net earnings for the period.

Revenues from development fees, franchise and license fees, commissions and other income increased by $161,288 (99.3%) but decreased by $5,017 (7.7%) for the nine and three month periods ended March 31, 2014, respectively, when compared to the same periods of fiscal 2013. The increase for the nine month period ended March 31, 2014, was mostly due to commissions paid to the Company for sales made by a supplier on a direct sale to a customer in the Company’s territory.

Operating Expenses.

	Nine months ended		Three months ended
	March 31,		March 31,
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
As a percentage of net sales:
Cost of sales	77.6%	77.5%	75.7%	76.3%
As a percentage of total revenues:
Selling, general and administrative expenses	15.5%	18.9%	17.3%	18.4%
Total expenses	92.2%	95.7%	92.3%	93.9%

Costs of sales, expressed as a percentage of net sales, increased to 77.6% from 77.5% in the first nine months of fiscal 2014 but decreased to 75.7% from 76.3% for the third quarter of fiscal 2014, when compared to the same periods of fiscal 2013. The variations are attributable to product mix.

Index

Selling, general and administrative expenses increased by $173,861 (4.7%) and decreased by $78,175 (6.5%) for the nine and three month periods ended March 31, 2014, respectively, from the same periods of fiscal 2013. The increase during the first nine month period of fiscal 2014 is attributable to increased commission expenses associated with increased sales, offset slightly by a decrease in travel and entertainment expenses. For the third quarter of fiscal 2014, the decrease is attributable to decreases in commission expense.

Interest income decreased by $6,656 (57.7%) and $296 (15.8%) for the nine month and three month periods ended March 31, 2014, respectively, compared to the same periods of fiscal 2013, due to lower interest rates and lower outstanding bank balances after paying out the special dividend.

The Company’s effective tax rate decreased to 37.8% for the nine and three month period of fiscal 2014, from 38.1% and 37.9% for the nine and three month periods ended March 31, 2013. The variation reflects changes in permanent and temporary adjustments to taxable income.

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

The lease was for an original three year term which commenced on November 1, 2005, with two three-year renewal options in favor of the Company. The Company has exercised the second renewal option, extending the lease until October 31, 2014. The lease provides for annual rent increases commencing November 1, 2006 of 3% over the rent in the prior year. The Company bears the cost of real estate taxes, utilities, maintenance, repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. Rental expense under this lease was approximately $94,800 and $92,000 in the first nine months of fiscal 2014 and 2013, respectively.

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

Index

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

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company’s bank revolving credit facility contains a $250,000 foreign exchange sub-facility for this purpose. The Company had no foreign exchange contracts outstanding at March 31, 2014 or June 30, 2013.

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

Index

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

Date: May 9, 2014		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato,
Treasurer and Chief Financial Officer
17

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

