Form 10-Q
period 2014-09-30
EnviroStar, Inc.
filed 2014-11-14
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-14757

EnviroStar, Inc.
(Exact name of Registrant as Specified in Its charter)

Delaware	11-2014231
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of November 14, 2014.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the three months ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Net sales	$9,044,505	$8,327,206
Development fees, franchise and license fees, commission income and other revenue	39,189	166,024
Total revenues	9,083,694	8,493,230

Cost of sales, net	6,997,138	6,397,809
Selling, general and administrative expenses	1,343,557	1,412,216
Total operating expenses	8,340,695	7,810,025

Operating income	742,999	683,205
Interest income	1,057	1,201

Earnings before provision for income taxes	744,056	684,406
Provision for income taxes	280,095	258,635

Net earnings	$463,961	$425,771

Net earnings per share – basic and diluted	$.07	$.06

Weighted average number of basic and diluted common shares outstanding:	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2014	June 30, 2014
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$4,500,267	$9,224,340
Accounts and trade notes receivable, net of allowance for doubtful accounts of $140,000 and $155,000 respectively	2,821,680	923,788
Inventories, net	1,974,306	2,836,220
Lease and mortgage receivables, net	11,604	12,494
Deferred income taxes	92,819	100,777
Refundable income tax	—	62,880
Pre-paid and other current assets	575,348	414,079
Total current assets	9,976,024	13,574,578
Lease and mortgage receivables-due after one year	11,772	14,033
Equipment and improvements, net	216,756	181,629
Intangible assets, net	38,816	40,880
Deferred income taxes	22,179	6,967

Total assets	$10,265,547	$13,818,087

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND

SHAREHOLDERS’ EQUITY

	September 30, 2014	June 30, 2014
	(Unaudited)	(Audited)
Current liabilities
Accounts payable and accrued expenses	$2,229,831	$4,750,266
Accrued employee expenses	575,170	906,381
Income taxes payable	224,470	—
Customer deposits	2,281,640	3,670,965
Total current liabilities	5,311,111	9,327,612
Total liabilities	5,311,111	9,327,612

Shareholders’ equity
Preferred stock, $1.00 par value: authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $0.025 par value: authorized shares – 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	2,686,667	2,222,706
Treasury stock, 31,768 shares at cost	(3,938)	(3,938)

Total shareholders’ equity	4,954,436	4,490,475

Total liabilities and shareholders’ equity	$10,265,547	$13,818,087

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the three months ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Operating activities:
Net earnings	$463,961	$425,771
Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	14,438	14,170
Bad debt expense	5,255	4,069
Inventory reserve	—	(1,823)
(Benefit) provision for deferred income taxes	(7,254)	2,169
(Increase) decrease in operating assets:
Accounts and trade notes receivables	(1,903,147)	772,746
Inventories	861,915	(325,933)
Lease and mortgage receivables	3,151	12,267
Refundable income taxes	62,880	—
Pre-paid and other current assets	(161,269)	47,481
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(2,520,435)	1,224,526
Accrued employee expenses	(331,211)	(874,949)
Income taxes payable	224,470	98,466
Unearned income	—	7,740
Customer deposits	(1,389,325)	1,016,825
Net cash (used) provided by operating activities	(4,676,571)	2,423,525
Investing activities:
Capital expenditures	(47,502)	(4,732)
Net cash used by investing activities	(47,502)	(4,732)
Net change in cash and cash equivalents	(4,724,073)	2,418,793
Cash and cash equivalents at beginning of period	9,224,340	5,944,260

Cash and cash equivalents at end of period	$4,500,267	$8,363,053

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$—	$83,000

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EnviroStar, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the Summary of Significant Accounting Policies and other footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The June 30, 2014 balance sheet information contained herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K as of that date.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note (2) - Earnings Per Share: Basic earnings per share for the three months ended September 30, 2014 and 2013 are computed as follows:

	For the three months ended September 30,
	2014 (Unaudited)	2013 (Unaudited)
Net income	$463,961	$425,771
Weighted average shares outstanding	7,033,732	7,033,732
Basic and fully diluted earnings per share	$.07	$.06

At September 30, 2014, the Company had no outstanding options to purchase shares of the Company’s common stock or other dilutive securities.

Note (3) - Lease and Mortgage Receivables: Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales type leases. At September 30, 2014, future lease payments, (net of deferred interest of $3,952 at September 30, 2014), due under these leases was $23,376. At June 30 2014, future lease payments, (net of deferred interest of $4,952 at June 30, 2014), due under these leases was $26,527.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note (4) - Revolving Credit Line: Effective November 1, 2014, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2015. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s assets. No amounts were outstanding under this facility at September 30, 2014 or June 30, 2014, nor were there any amounts outstanding at any time during fiscal 2014 or the first quarter of fiscal 2015. The loan agreement requires maintenance of certain fixed charge coverage and leverage ratios and contained other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at September 30, 2014 and June 30, 2014.

Note (5) - Income Taxes: Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of September 30, 2014 and June 30, 2014, the Company had deferred tax assets of $114,998 and $107,744, respectively. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of September 30, 2014 and June 30, 2014, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the three months ended September 30, 2014, this standard did not result in any adjustment to the Company’s provision for income taxes.

As of September 30, 2014, the Company was subject to potential Federal and State tax examinations for the tax years 2011 through 2014.

Index

EnviroStar Inc and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

	For the three months ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$9,047,514	$8,420,795
License and franchise operations	36,180	72,435
Total revenues	$9,083,694	$8,493,230

Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$857,118	$752,718
License and franchise operations	(3,936)	36,796
Corporate	(110,183)	(106,309)
Total operating income	$742,999	$683,205

	September 30, 2014	June 30, 2014
	(Unaudited)	(Audited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$9,573,029	$13,067,091
License and franchise operations	574,083	576,891
Corporate	118,435	174,105
Total assets	$10,265,547	$13,818,087

Index

EnviroStar Inc and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note (7) – Recently Issued Accounting Guidance: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. We do not expect this standard to have a material effect on our financial statements.

Management believes the impact of other issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Note (8) – Subsequent Events: Effective November 1, 2014, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2015, as discussed in Note 4.

On November 1, 2014, the Company entered into a new three year lease, commencing on November 1, 2014, with 290 NE 68 Street, LLC, which is owned by the Sheila Steiner Revocable Trust, a related party.

Index

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

Revenues for the first quarter of fiscal 2015 increased by 7.0% and net earnings increased by 9.0% when compared to the first quarter of fiscal 2014. For the first three months of fiscal 2015, equipment sales increased by 13.6% which offset a decrease in spare parts sales of 6.1% compared to the same period of fiscal 2014. Foreign sales for the first quarter also increase 61.3% when compared to the first quarter of fiscal 2014.

Inventories decreased by 30.4% during the first quarter of fiscal 2015 as large shipments were made in September 2014, however, inventories are expected to increase during the second quarter to sustain a solid backlog.

Liquidity and Capital Resources

During the first quarter of fiscal 2015, cash decreased by $4,724,073, compared to an increase of $2,418,793 during the same period of fiscal 2014. The following summarizes the Company’s Condensed Consolidated Statement of Cash Flows.

	Three Months Ended September 30,
	2014 (Unaudited)	2013 (Unaudited)
Net cash (used) provided by:
Operating activities	$(4,676,571)	$2,423,525
Investing activities	$(47,502)	$(4,732)

For the three months ended September 30, 2014, operating activities used cash of $4,676,571 compared to $2,423,525 of cash provided during the same period of fiscal 2014. The cash used by operating activities during the first quarter was mainly due to a decrease of $2,520,435 in accounts payable and accrued expenses and an increase of $1,903,147 in accounts and trade notes receivable. These changes reflect large shipments made in September 2014 which are not yet due for payment and equipment purchased by us for which we have not yet paid. Cash was used by a reduction in customer deposits of $1,389,325 also associated with the large shipments in September 2014. Offsetting this use of cash was the Company’s net profit of $463,961 and non-cash expenses for depreciation and amortization of $14,438. Cash was also provided by a reduction in inventories of $861,915 as replacement inventory was not yet received. Refundable income taxes provided cash of $62,880 and income taxes payable provided cash of $224,470, reflecting over deposited taxes for fiscal 2014 and income taxes not yet due but accrued for the first quarter of fiscal 2015. Pre-paid and other current assets used cash of $161,269 and accrued employee expenses used cash of $331,211 to pay accrued sales commissions and year-end bonuses. All other changes in cash were of a minor nature due to ordinary fluctuations in business activities.

For the three months ended September 30, 2013, operating activities provided cash of $2,423,525 compared to $3,893,599 of cash provided during the same period of fiscal 2013. The increase in cash provided by operating activities during the first quarter of fiscal 2014 was primarily due to an increase in customer deposits of $1,016,825 associated with new orders, and an increase of $1,224,526 in accounts payable and accrued expenses on purchases made but not yet paid for. In addition, cash was provided by the Company’s net earnings of $425,771 and non-cash expenses for depreciation and amortization of $14,170. Other increases in cash was provided by a decrease of $772,746 in accounts and trade notes receivable as payments were received on heavy shipments made during the quarter, an increase of $98,466 in income taxes payable and a decrease of $47,481 in pre-paid and other current assets. These increases in cash were offset by a decrease of $874,949 in accrued employee expenses as sales commissions and year-end bonuses were paid during the quarter. Cash was also used to increase inventories by $325,933 to support new orders. All other changes in cash were of a minor nature due to ordinary fluctuations in business activities.

Index

Investing activities used cash of $47,502 and $4,732 during the first quarters of fiscal 2015 and 2014, respectively, for capital expenditures.

There were no financing activities during the first quarters of fiscal 2015 and 2014.

Effective November 1, 2014, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2015. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at September 30, 2014 or June 30, 2014, nor were there any amounts outstanding at any time during fiscal 2014 or the first quarter of fiscal 2015.

The Company believes that its existing cash, cash equivalents and net cash from operations will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long-term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues

	Three Months Ended September 30,
	2014 (Unaudited)	2013 (Unaudited)%
Net sales	$9,044,505	$8,327,206	+8.6%
Development fees, franchise and license fees, commissions and other income	39,189	166,024	-76.4%
Total revenues	$9,083,694	$8,493,230	+7.0%

Net sales for the three month period ended September 30, 2014 increased by $717,299 (8.6%) from the same period of fiscal 2014. The increase in sales was mainly due to an increase of 13.6% in equipment sales, which offset a 6.1% reduction in spare parts sales. Foreign sales also increased by 61.3% during the first quarter of fiscal 2015 when compared to the first quarter of fiscal 2014.

Revenues of development fees, franchise and license fees, commissions and other income decreased by $126,835 (76.4%) primarily due to commissions paid to the Company for sales made by a supplier on a direct sale to a customer in the Company’s territory, during the first quarter of fiscal 2014.

Index

Operating expenses

	Three Months Ended September 30,
	2014 (Unaudited)	2013 (Unaudited)
As a percentage of net sales:
Cost of sales	77.4%	76.8%
As a percentage of revenues:
Selling, general and administrative expenses	14.8%	16.6%
Total expenses	91.8%	92.0%

Costs of goods sold, expressed as a percentage of sales, increased to 77.4% in the first quarter of fiscal 2015 from 76.8% for the same period of fiscal 2014. The slight difference in margins was attributable to product mix.

Selling, general and administrative expenses decreased by $68,659 (4.9%) in the first quarter of fiscal 2015 over the first quarter of fiscal 2014, mostly due to a decrease in commission expenses, which offset increased commissions paid by the Company for sales made outside the Company’s territory. As a percentage of revenues, selling, general and administrative expenses improved to 14.8% from 16.6% for the same comparable period due to lower dollar expenses in the first quarter of fiscal 2015 and the absorption of these expenses over higher revenues.

Interest income decreased by $144 (12.0%) in the first quarter of fiscal 2015 from the same period of fiscal 2014, primarily due to lower interest rates.

The Company’s effective income tax rate for the first quarter of fiscal 2015 decreased to 37.6% from 37.8% for the same period of fiscal 2014. The slight variation reflects changes in permanent and temporary adjustments to taxable income.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company leases warehouse and office space under an operating lease from 290 NE 68 Street, LLC, which is owned by the Sheila Steiner Revocable Trust. The trustees of this trust are Sheila Steiner, and her son, Michael S. Steiner. Michael S. Steiner, is Chairman of the Board of Directors, President and a director of the Company. Michael Steiner, individually, is also a principal shareholder of the Company.

On November 1, 2014, the Company entered into a new three year lease, commencing on November 1, 2014, with the Sheila Steiner Revocable Trust. The lease provides for annual rent increases commencing November 1, 2014 of 3% over the rent in the prior year. The Company bears the cost of real estate taxes, utilities, maintenance, repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. Rental expense under this lease was approximately $32,000 and $31,100 in the first three months of fiscal 2015 and 2014, respectively.

Index

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s results of operations remain unchanged from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The Company makes estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Therefore, there can be no assurance that the actual results will not differ from those estimates.

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

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at September 30, 2014 or June 30, 2014.

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

Date: November 14, 2014		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato
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