Form 10-Q
period 2014-12-31
EnviroStar, Inc.
filed 2015-02-13
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of February 13, 2015.

Index

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the six months ended December 31,		For the three months ended December 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net sales	$15,803,038	$18,064,800	$6,758,533	$9,737,594
Development fees, franchise and license fees, commission income and other revenue	205,801	263,843	166,612	97,819
Total revenues	16,008,839	18,328,643	6,925,145	9,835,413

Cost of sales, net	11,835,432	14,153,569	4,838,294	7,755,760
Selling, general and administrative expenses	2,653,628	2,726,875	1,310,071	1,314,659
Total operating expenses	14,489,060	16,880,444	6,148,365	9,070,419
Operating income	1,519,779	1,448,199	776,780	764,994
Interest income	2,172	3,291	1,115	2,090
Earnings before provision for income taxes	1,521,951	1,451,490	777,895	767,084
Provision for income taxes	573,578	548,413	293,483	289,778
Net earnings	$948,373	$903,077	$484,412	$477,306
Net earnings per share – basic and diluted	$.13	$.13	$.07	$.07

Weighted average number of basic and diluted common shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS
	December 31, 2014 (Unaudited)	June 30, 2014 (Audited)
Current assets
Cash and cash equivalents	$5,380,559	$9,224,340
Accounts and trade notes receivable, net of allowance for doubtful accounts of $140,000 at both periods	716,642	923,788
Inventories, net	2,050,168	2,836,220
Refundable income taxes	22,887	62,880
Deferred income taxes	99,387	100,777
Lease and mortgage receivables, net	10,683	12,494
Other current assets	134,126	414,079
Total current assets	8,414,452	13,574,578
Lease and mortgage receivables-due after one year	9,424	14,033
Equipment and improvements, net	208,679	181,629
Franchise license, trademarks and other intangible assets, net	36,752	40,880
Deferred income taxes	23,771	6,967

Total assets	$8,693,078	$13,818,087

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31, 2014 (Unaudited)	June 30, 2014 (Audited)
Current liabilities
Accounts payable and accrued expenses	$1,102,827	$4,750,266
Accrued employee expenses	639,452	906,381
Customer deposits	2,918,697	3,670,965
Total current liabilities	4,660,976	9,327,612

Total liabilities	4,660,976	9,327,612

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	1,764,333	2,222,706
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)
Total shareholders’ equity	4,032,102	4,490,475
Total liabilities and shareholders’ equity	$8,693,078	$13,818,087

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six months ended
	December 31, 2014 (Unaudited)	December 31, 2013 (Unaudited)
Operating activities:
Net earnings	$948,373	$903,077
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	29,578	28,409
Bad debt expense	5,255	4,067
Inventory reserve	3,409	572
Provision for deferred income taxes	(15,414)	179
(Increase) decrease in operating assets:
Accounts and trade notes receivables	201,891	1,145,279
Inventories	782,643	(458,986)
Refundable income taxes	39,993	—
Lease and mortgage receivables	6,420	25,835
Other current assets	279,953	272,792
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(3,647,439)	1,154,302
Accrued employee expenses	(266,929)	(671,097)
Income taxes payable	—	(159,960)
Deferred income	—	(16,782)
Customer deposits	(752,268)	1,125,606
Net cash (used) provided by operating activities	(2,384,535)	3,353,293
Investing activities:
Capital expenditures	(52,500)	(7,887)
Net cash used by investing activities	(52,500)	(7,887)
Financing activities: Dividends paid	(1,406,746)	(2,813,493)
Net cash used by financing activities	(1,406,746)	(2,813,493)
Net (decrease) increase in cash and cash equivalents	(3,843,781)	531,913
Cash and cash equivalents at beginning of period	9,224,340	5,944,260
Cash and cash equivalents at end of period	$5,380,559	$6,476,173
Supplemental information:
Cash paid during the period for income taxes	$549,000	$629,000

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014
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

Note (2) - Earnings Per Share: Basic earnings per share for the six and three months ended December 31, 2014 and 2013 are computed as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)

Net earnings	$948,373	$903,077	$484,412	$477,306
Weighted average shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732
Basic and fully diluted earnings per share	$.13	$.13	$.07	$.07

At December 31, 2014, the Company had no outstanding options to purchase shares of the Company’s common stock or other dilutive securities.

Index EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2014 (Unaudited)

Note (3) - Lease and Mortgage Receivables: Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales type leases. At December 31, 2014, future lease payments, net of deferred interest ($3,016 at December 31, 2014), due under these leases was $20,107. At June 30, 2014, future lease payments, net of deferred interest ($4,952 at June 30, 2014), due under these leases was $26,527.

Note (4) - Revolving Credit Line: Effective November 1, 2014, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2015. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s assets. No amounts were outstanding under this facility at December 31, 2014 or June 30, 2014, nor were there any amounts outstanding at any time during fiscal 2014 or the first six months of fiscal 2015. The loan agreement requires maintenance of certain debt service coverage and leverage ratios and contained other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at December 31, 2014 and June 30, 2014.

Note (5) - Income Taxes: Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of December 31, 2014 and June 30, 2014, the Company had deferred tax assets of $123,158 and $107,744, respectively. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of December 31, 2014 and June 30, 2014, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the six and three months ended December 31, 2014, this standard did not result in any adjustment to the Company’s provision for income taxes.

As of December 31, 2014, the Company was subject to potential Federal and State tax examinations for the tax years 2011 through 2014.

Index EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2014 (Unaudited)

Note (6) – Cash Dividends: On November 14, 2014, the Company’s Board of Directors declared a $.20 per share cash dividend (an aggregate of $1,406,746), which was paid on December 19, 2014 to shareholders of record at the close of business on December 5, 2014.

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

	For the six months ended December 31,		For the three months ended December 31,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$15,911,337	$18,181,267	$6,863,823	$9,760,472
License and franchise operations	97,502	147,376	61,322	74,941
Total revenues	$16,008,839	$18,328,643	$6,925,145	$9,835,413
Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$1,695,672	$1,568,902	$838,554	$816,184
License and franchise operations	27,819	72,608	31,755	35,812
Corporate	(203,712)	(193,311)	(93,529)	(87,002)
Total operating income	$1,519,779	$1,448,199	$776,780	$764,994

	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$8,349,584	$13,067,091
License and franchise operations	191,968	576,891
Corporate	151,526	174,105
Total assets	$8,693,078	$13,818,087

Note (8) – Recently Issued Accounting Guidance: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. We do not expect this standard to have a material effect on our financial statements.

Index EnviroStar, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2014 (Unaudited)

Management believes the impact of other issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Index

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

Total revenues for both the six month and three month periods ended December 31, 2014 decreased by 12.7% and 29.6%, respectively, when compared to the same periods of fiscal 2014. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, as interim periods are difficult to compare in our business. However, net earnings for the first six months and second quarter of fiscal 2015 increased by 5.0% and 1.5%, respectively, when compared to the similar periods of fiscal 2014. The improved earnings performance is attributed to better margins, both in equipment and spare parts sales and installations. For the first six months of fiscal 2015, equipment sales decreased by 22.4%, but spare parts sales increased by 6.2% when compared to the same period of fiscal 2014. Foreign sales increased by 74.5% during the first six months of fiscal 2015 when compared to the same period of fiscal 2014, mostly due to a large order shipped to the Carribean.

The Company’s cash position remained solid despite paying a special dividend of $.20 per share, aggregating $1,406,746 in December 2014. Inventories decreased by $786,052 at December 31, 2014, enhancing the Company’s cash position, however, this was offset by a reduction of $752,268 in customer deposits as shipments were made from the Company’s backlog.

The Company’s backlog of customer orders continued to grow, increasing by over 20% at December 31, 2014 from June 30, 2014.

Liquidity and Capital Resources

For the six month period ended December 31, 2014, cash decreased by $3,843,781 compared to an increase of $531,913 during the same period of fiscal 2014. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows:

	Six Months Ended December 31,
	2014 (Unaudited)	2013 (Unaudited)
Net cash (used) provided by:
Operating activities	$(2,384,535)	$3,353,293
Investing activities	$(52,500)	$(7,887)
Financing activities	$(1,406,746)	$(2,813,493)

For the six months ended December 31, 2014, operating activities used cash of $2,384,535 compared to $3,353,293 of cash provided during the same period of fiscal 2014. The cash used was primarily attributable to a $3,647,439 decrease in accounts payable and accrued expenses as invoices from last fiscal year became due and were paid in July, 2014. In addition there was a decrease of $752,268 in customer deposits as shipments were made from the Company’s backlog. Cash was also used by a decrease of $266,929 in employee accrued expenses, primarily to pay fiscal 2014 year-end bonuses and sales commissions, which were paid during the first quarter of fiscal 2015. Offsetting these uses of cash was $948,373 provided by the Company’s net earnings and $29,578 provided by non-cash expenses for depreciation and amortization. Also, a reduction in inventories provided cash of $782,643 and a reduction in accounts and trade notes receivable provided cash of $201,891. In addition, cash was provided by a reduction of $279,953 in other current assets mostly for specialized equipment which was received and paid for. All other changes in cash were due to the ordinary fluctuations of business activities.

Index

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

Investing activities used cash of $52,500 and $7,887 during the six month periods ended December 31, 2014 and 2013, respectively, for capital expenditures of equipment and improvements.

Financing activities used cash of $1,406,746 and $2,813,493 during the six month periods ended December 31, 2014 and 2013, respectively, to pay cash dividends to shareholders.

Effective November 1, 2014, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2015. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at December 31, 2014 or June 30, 2014, nor were there any amounts outstanding at any time during fiscal 2014 or the first six months of fiscal 2015.

The Company believes that its existing cash, cash equivalents and net cash from operations will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long-term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Six months ended			Three months ended
	December 31,			December 31,
	2014 (Unaudited)	2013 (Unaudited)	% Change	2014 (Unaudited)	2013 (Unaudited)	% Change
Net sales	$15,803,038	$18,064,800	-12.5%	$6,758,533	$9,737,594	-30.6%
Development fees, franchise and license fees, commissions and other income	205,801	263,843	-22.0%	166,612	97,819	70.3%
Total revenues	$16,008,839	$18,328,643	-12.7%	$6,925,145	$9,835,413	-29.6%

Index

Net sales for the six month period ended December 31, 2014 decreased by $2,261,762 (12.5%) from the same period of fiscal 2014. The decrease is mostly attributable to a decrease in equipment sales of 22.4%, which offset a 6.2% increase in spare parts sales and a 74.5% increase in foreign sales. For the second quarter of fiscal 2015, sales decreased by $2,979,061 (30.6%) when compared to the second quarter of fiscal 2014, mostly due to equipment sales which decreased by 49.3%, offsetting spare parts sales which increased by 20.9%. The decrease in sales in both periods can be attributed to some delays in scheduled shipments and requirement dates on customer purchase orders.

Revenues of development fees, franchise and license fees, commissions and other income decreased by $58,042 (22.0%), but increased by $68,793 (70.3%) for the six and three month periods, respectively, of fiscal 2015 when compared to the same periods of fiscal 2014. The decrease during the six month period was primarily due to a reduction in commissions paid to the Company for sales made by suppliers on direct sales to customers in the Company’s territory. The increase in the second quarter is attributable to cancellation and restocking charges recognized by the Company on past contracts.

Operating Expenses.

	Six months ended		Three months ended
	December 31,		December 31,
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2013 (Unaudited)
As a percentage of sales:
Cost of sales	74.9%	78.3%	71.6%	79.6%
As a percentage of revenue:
Selling, general and administrative expenses	16.6%	14.9%	18.9%	13.4%
Total expenses	90.5%	92.1%	88.8%	92.2%

Costs of sales, expressed as a percentage of sales, decreased to 74.9% and 71.6% for the six month period and second quarter of fiscal 2015, respectively, from 78.3% and 79.6% for the six and three month periods ended December 31, 2013. The increases for both periods were mostly due to product mix as smaller orders historically carry higher margins.

Selling, general and administrative expenses decreased by $73,247 (2.7%) and $4,588 (.3%) for the six and three month periods ended December 31, 2014, respectively, from the same periods in fiscal 2014. The decrease in both periods was due to lower payroll costs due to lower sales commissions, which were offset by an increase in insurance costs and commissions paid to individuals outside our territory As a percentage of revenues, selling, general and administrative expenses increased for both periods of fiscal 2015 when compared to the same periods of fiscal 2014, due to the absorption of these expenses over lower revenues.

Interest income decreased by $1,119 (34.0%) and $975 (46.7%) for the six month period and second quarter of fiscal 2015, respectively, from the same periods ended December 31, 2013, due to lower interest rates and a reduction in average outstanding cash balances.

The Company’s effective tax rate decreased to 37.7% for the six and three month periods ended December 31, 2014 from 37.8% for the six and three month periods ended December 31, 2013. The slight variation reflects changes in permanent and temporary adjustments to taxable income.

Index

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company’s wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner Atlantic”) leases warehouse and office space under an operating lease from 290 NE 68 Street, LLC (the “Landlord”), which is owned by Michael S. Steiner and Robert Steiner. Michael S. Steiner is Chairman of the Board of Directors, President and a director of the Company. Michael S. Steiner, individually, is also a principal shareholder of the Company. Robert Steiner is the brother of Michael S. Steiner and is also a principal shareholder of the Company.

On November 1, 2014, Steiner-Atlantic entered into a new three year lease, commencing on November 1, 2014, with the Landlord. Annual rental payments under the lease will be $123,300 in lease year one, $126,960 in lease year two and $130,800 in lease year three. Steiner-Atlantic bears the cost of real estate taxes, utilities, maintenance, repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. Rental expense under this lease was approximately $64,700 and $62,800 in the first six months of fiscal 2015 and 2014, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at December 31, 2014 or June 30, 2014.

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

Index

PART II. OTHER INFORMATION

Item 6.    Exhibits

(a)	Exhibits

Exhibit
Number	Description
*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
+32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxanomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxanomy Extension Definition Linkbase Document
101.LAB	XBRL Taxanomy Extension Label Linkbase Document
101.PRE	XBRL Taxanomy Extension Presentation Linkbase Document

______________________

*	Filed with this Report.
+	Furnished with this Report
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

Date: February 13, 2015		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato,
Treasurer and Chief Financial Officer
18

Index

Exhibit Index

Exhibit
Number	Description
*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
+32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxanomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxanomy Extension Definition Linkbase Document
101.LAB	XBRL Taxanomy Extension Label Linkbase Document
101.PRE	XBRL Taxanomy Extension Presentation Linkbase Document

______________________

*	Filed with this Report.
+	Furnished with this Report.
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

