Form 10-Q
period 2015-03-31
EnviroStar, Inc.
filed 2015-05-15
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-14757

EnviroStar, Inc.

(Exact name of Registrant as Specified in Its charter)

Delaware	11-2014231
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Index

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the nine months ended March 31,		For the three months ended March 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net sales	$22,602,647	$24,554,425	$6,799,609	$6,489,625
Development fees, franchise and license fees, commission income and other revenue	395,660	323,711	189,859	59,868
Total revenues	22,998,307	24,878,136	6,989,468	6,549,493

Cost of sales, net	16,948,498	19,066,438	5,113,066	4,912,869
Selling, general and administrative expenses	3,838,419	3,859,162	1,184,791	1,132,287
Total operating expenses	20,786,917	22,925,600	6,297,857	6,045,156
Operating income	2,211,390	1,952,536	691,611	504,337
Interest income	3,423	4,872	1,251	1,581
Earnings before provision for income taxes	2,214,813	1,957,408	692,862	505,918
Provision for income taxes	834,479	739,654	260,901	191,241
Net earnings	$1,380,334	$1,217,754	$431,961	$314,677
Net earnings per share – basic and diluted	$.20	$.17	$.06	$.04

Weighted average number of basic and diluted common shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS
	March 31, 2015 (Unaudited)	June 30, 2014 (Audited)
Current assets
Cash and cash equivalents	$4,073,013	$9,224,340
Accounts and trade notes receivable, net of allowance for doubtful accounts of $134,000 and $140,000, respectively	2,230,694	923,788
Inventories, net	2,338,767	2,836,220
Refundable income taxes	87,550	62,880
Deferred income taxes	101,014	100,777
Lease and mortgage receivables, net	14,076	12,494
Other current assets	90,553	414,079
Total current assets	8,935,667	13,574,578
Lease and mortgage receivables-due after one year	11,059	14,033
Equipment and improvements, net	201,088	181,629
Franchise license, trademarks and other intangible assets, net	34,777	40,880
Deferred income taxes	16,580	6,967

Total assets	$9,199,171	$13,818,087

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2015 (Unaudited)	June 30, 2014 (Audited)
Current liabilities
Accounts payable and accrued expenses	$1,496,213	$4,750,266
Accrued employee expenses	516,331	906,381
Customer deposits	2,722,564	3,670,965
Total current liabilities	4,735,108	9,327,612

Total liabilities	4,735,108	9,327,612

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 15,000,000; 7,065,500, shares issued and outstanding, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	2,196,294	2,222,706
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)
Total shareholders’ equity	4,464,063	4,490,475
Total liabilities and shareholders’ equity	$9,199,171	$13,818,087

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine months ended
	March 31, 2015 (Unaudited)	March 31, 2014 (Unaudited)
Operating activities:
Net earnings	$1,380,334	$1,217,754
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	44,666	42,908
Bad debt expense	7,907	4,069
Inventory reserve	3,409	(4,276)
Provision for deferred income taxes	(9,850)	5,632
(Increase) decrease in operating assets:
Accounts and trade notes receivables	(1,314,813)	935,769
Inventories	494,044	(230,991)
Refundable income taxes	(24,670)	(127,923)
Lease and mortgage receivables	1,392	46,754
Other current assets	323,525	186,265
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(3,254,053)	50,702
Accrued employee expenses	(390,050)	(667,945)
Income taxes payable	—	(166,250)
Deferred income	—	(16,782)
Customer deposits	(948,401)	545,496
Net cash (used) provided by operating activities	(3,686,560)	1,821,182
Investing activities:
Capital expenditures	(58,021)	(17,997)
Net cash used by investing activities	(58,021)	(17,997)
Financing activities: Dividends paid	(1,406,746)	(2,813,493)
Net cash used by financing activities	(1,406,746)	(2,813,493)
Net (decrease) in cash and cash equivalents	(5,151,327)	(1,010,308)
Cash and cash equivalents at beginning of period	9,224,340	5,944,260
Cash and cash equivalents at end of period	$4,073,013	$4,933,952
Supplemental information:
Cash paid during the period for income taxes	$869,000	$949,000

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

Note (2) - Earnings Per Share: Basic earnings per share for the nine and three months ended March 31, 2015 and 2014 are computed as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2015 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2014 (Unaudited)

Net earnings	$1,380,334	$1,217,754	$431,961	$314,677
Weighted average shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732
Basic and fully diluted earnings per share	$.20	$.17	$.06	$.04

At March 31, 2015 and 2014, the Company had no outstanding options to purchase shares of the Company’s common stock or other dilutive securities.

Index EnviroStar, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2015 (Unaudited)

Note (3) - Lease and Mortgage Receivables: Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales type leases. At March 31, 2015, future lease payments, net of deferred interest ($3,441 at March 31, 2015), due under these leases were $25,135. At June 30, 2014, future lease payments, net of deferred interest ($4,952 at June 30, 2014), due under these leases were $26,527.

Note (4) - Revolving Credit Line: Effective November 1, 2014, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2015. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s assets. No amounts were outstanding under this facility at March 31, 2015 or June 30, 2014, nor were there any amounts outstanding at any time during fiscal 2014 or the first nine months of fiscal 2015. The loan agreement requires maintenance of certain debt service coverage and leverage ratios and contained other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, change of control, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance or received a waiver of these covenants at March 31, 2015 and June 30, 2014.

Note (5) - Income Taxes: Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of March 31, 2015 and June 30, 2014, the Company had deferred tax assets of $117,594 and $107,744, respectively. Consistent with the guidance of the Financial Accounting Standards Board (“FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of March 31, 2015 and June 30, 2014, management believes that it is more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows FASB Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the nine and three months ended March 31, 2015, this standard did not result in any adjustment to the Company’s provision for income taxes.

As of March 31, 2015, the Company was subject to potential Federal and State tax examinations for the tax years 2011 through 2014.

Index EnviroStar, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2015 (Unaudited)

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

	For the nine months ended March 31,		For the three months ended March 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$22,870,646	$24,674,874	$6,959,309	$6,493,607
License and franchise operations	127,661	203,262	30,159	55,886
Total revenues	$22,998,307	$24,878,136	$6,989,468	$6,549,493
Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$2,502,274	$2,149,139	$806,602	$580,237
License and franchise operations	31,621	83,984	3,802	11,376
Corporate	(322,505)	(280,587)	(118,793)	(87,276)
Total operating income	$2,211,390	$1,952,536	$691,611	$504,337

	March 31, 2015	June 30, 2014
	(Unaudited)	(Audited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$8,846,026	$13,067,091
License and franchise operations	142,520	576,891
Corporate	210,625	174,105
Total assets	$9,199,171	$13,818,087

Note (8) – Recently Issued Accounting Guidance: In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. We do not expect this standard to have a material effect on our financial statements.

Index EnviroStar, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2015 (Unaudited)

Management believes the impact of other issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Note (9)—Subsequent Events: The Company received a waiver of an event of default under its existing revolving line of credit agreement resulting from the change in control of the Company that occurred on March 9, 2015.

Index

Item 2.   Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

Revenues for the first nine months of fiscal 2015 decreased by 7.6%, however, revenues for the third quarter increased by 6.7%, compared to the same periods of fiscal 2014. Net earnings increased by 13.4% and 37.3% for the nine and three month periods ended March 31, 2015, when compared to the same periods of fiscal 2014. The improved earnings performance were attributable to better operating margins, both in equipment and spare parts sales and installations. Foreign sales for the first nine months of fiscal 2015 increased by 77.9% due to a large contract shipped to the Caribbean during the first quarter.

The Company’s cash position decreased to $4,073,013 at March 31, 2015 from $9,224,340 at June 30, 2014. The reduction was due to the payment of a $.20 per share special dividend, aggregating $1,406,746 in December 2014. In addition accounts payable and accrued expenses were substantially reduced from the high point at June 30, 2014. Contributing to cash was a reduction in inventories, however this was offset by a reduction in customer deposits as shipments were made from the Company’s backlog.

Liquidity and Capital Resources

For the nine month period ended March 31, 2015, cash decreased by $5,151,327 compared to a decrease of $1,010,308 during the same period of fiscal 2014. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended March 31,
	2015 (Unaudited)	2014 (Unaudited)
Net cash (used) provided by:
Operating activities	$(3,386,560)	$1,821,182
Investing activities	$(58,021)	$(17,997)
Financing activities	$(1,406,746)	$(2,813,493)

For the nine months ended March 31, 2015, operating activities used cash of $3,386,560 compared to $1,821,182 of cash provided during the same period of fiscal 2014. The cash used was primarily attributable to a $3,254,053 reduction in accounts payable and accrued expenses as invoices from last fiscal year became due and were paid in July, 2014. Additional cash was used by an increase of $1,314,813 in accounts and trade notes receivable due to heavy shipments in March 2015, which were not yet due for payment. Cash of $948,401 was used by a reduction in customer deposits as shipments were made from the Company’s backlog. The payment of fiscal 2014 year-end bonuses and commissions of $390,050, which were in accrued employee expenses also reduced cash. Contributing to cash were the Company’s net earnings of $1,380,334 and non-cash expenses for depreciation and amortization of $44,666. In addition cash was provided by a reduction in inventories of $494,044 and other current assets of $323,525 mostly for specialized equipment which was received and paid for. All other changes in cash were of a minor nature caused by the ordinary fluctuations in business activities.

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

Index

Investing activities used cash of $58,021 and $17,997 during the nine month periods ended March 31, 2015 and 2014, respectively, for capital expenditures of equipment and improvements.

Financing activities used cash of $1,406,746 and $2,813,493 during the nine month periods ended March 31, 2015 and 2014, respectively, to pay cash dividends to shareholders.

Effective November 1, 2014, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2015. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at March 31, 2015 or June 30, 2014, nor were there any amounts outstanding at any time during fiscal 2014 or the first nine months of fiscal 2015.

The Company believes that its existing cash, cash equivalents, net cash from operations and available credit facillity will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long-term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Nine months ended			Three months ended
	March 31,			March 31,
	2015 (Unaudited)	2014 (Unaudited)	% Change	2015 (Unaudited)	2014 (Unaudited)	% Change
Net sales	$22,602,647	$24,554,425	-7.9%	$6,799,609	$6,489,625	4.8%
Development fees, franchise and license fees, commissions and other income	395,660	323,711	22.2%	189,859	59,868	217.1%
Total revenues	$22,998,307	$24,878,136	-7.6%	$6,989,468	$6,549,493	6.7%

Index

Net sales for the nine month period ended March 31, 2015 decreased by $1,951,778 (7.9%) from the same period of fiscal 2014, caused mostly by construction delays. For the third quarter of fiscal 2015, sales increased by $309,984 (4.8%) when compared to the third quarter of fiscal 2014. This increase was the result of the shipment of smaller orders from the Company’s backlog.

Revenues for development fees, franchise fees, commissions and other income increased by $71,949 (22.2%) and $129,991 (217.1%) for the nine and three month periods, respectively, of fiscal 2015 when compared to the same periods of fiscal 2014. The increase for both periods is attributable to cancellation and restocking charges recognized by the Company on past contracts.

Operating Expenses.

	Nine months ended		Three months ended
	March 31,		March 31,
	2015 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2014 (Unaudited)
As a percentage of sales:
Cost of sales	75.0%	77.6%	75.2%	75.7%
As a percentage of revenue:
Selling, general and administrative expenses	16.7%	15.5%	17.0%	17.3%
Total expenses	90.4%	92.2%	90.1%	92.3%

Costs of sales, expressed as a percentage of sales, decreased to 75.0% and 75.2% for the nine and three month periods ended March 31, 2015, respectively, from 77.6% and 75.7% for the first nine months and third quarter of fiscal 2014. The increase in margins realized for both periods were mostly due to product mix as smaller orders historically carry higher margins.

Selling, general and administrative expenses decreased by $20,743 (.5%) in the first nine months of fiscal 2015, but increased by $52,504 (4.6%) for the third quarter when compared to the same periods of fiscal 2014. The decrease during the first nine months of fiscal 2015 can be attributed to decreased payroll costs as commissions were much higher during the same period of fiscal 2014, however, this decrease in payroll expenses was offset by higher insurance costs and commissions paid to individuals outside our territory during the first six months of fiscal 2015. The increased expenses for the third quarter of fiscal 2015 was due mostly to increased professional fees and stockholder expenses. As a percentage of revenues, selling, general and administrative expenses increased to 16.7% from 15.5% for the first nine months of fiscal 2015, but decreased slightly during the third quarter to 17.0% from 17.3% when compared to the same period of fiscal 2014. The percentages vary due to the absorption of these expenses over varying revenues.

Interest income decreased by $1,449 (29.7%) and $330 (20.9%) for the nine and three month periods of fiscal 2015, respectively from the same periods of fiscal 2014, due to lower interest rates and a reduction in average outstanding cash balances.

The Company’s effective tax rate decreased to 37.7% for the nine and three month periods ended March 31, 2015 from 37.8% for the nine and three month periods ended March 31, 2014. The slight variation reflects changes in permanent and temporary adjustments to taxable income.

Inflation

Inflation has not had a significant effect on the Company’s operations during any of the reported periods.

Index

Transactions with Related Parties

The Company’s wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner Atlantic”) leases warehouse and office space under an operating lease from 290 NE 68 Street, LLC (the “Landlord”), which is owned by Michael S. Steiner and Robert Steiner. Michael S. Steiner is Executive Vice President, Chief Operating Officer, and a director of the Company. Michael S. Steiner, individually, is also a shareholder of the Company. Robert Steiner is the brother of Michael S. Steiner and is also a shareholder of the Company.

On November 1, 2014, Steiner-Atlantic entered into a new three year lease, commencing on November 1, 2014, with the Landlord. Annual rental payments under the lease will be $123,300 in lease year one, $126,960 in lease year two and $130,800 in lease year three. Steiner-Atlantic bears the cost of real estate taxes, utilities, maintenance, repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. Rental expense under this lease was approximately $97,400 and $94,800 in the first nine months of fiscal 2015 and 2014, respectively.

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

Recently Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early application is not permitted. We do not expect this standard to have a material effect on our financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at March 31, 2015 or June 30, 2014.

The Company’s cash and cash equivalents are maintained in interest-bearing bank accounts, including a money market account, each of which bear interest at prevailing interest rates.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the Company, with the participation of the Company’s principal executive officer and the Company’s principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures.” As defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Index

Changes in Internal Controls

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 6.	Exhibits
(a)	Exhibits

Exhibit
Number	Description
*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
+32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

*	Filed with this Report.
+	Furnished with this Report
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

Date: May 14, 2015		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato,
Treasurer and Chief Financial Officer
18

Index

Exhibit Index

Exhibit
Number	Description
*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
+32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

*	Filed with this Report.
+	Furnished with this Report.
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

