Form 10-K
period 2015-06-30
EnviroStar, Inc.
filed 2015-09-23
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value as at December 31, 2014 of the Common Stock of the registrant, its only class of voting stock, held by non-affiliates was approximately $9,488,704 based on the closing price of the registrant’s Common Stock on the NYSE MKT on that date. Such market value excludes shares owned by all executive officers and directors (and their spouses). This should not be construed as indicating that all such persons are affiliates.

The number of shares outstanding of the registrant’s Common Stock as at September 17, 2015 was 7,033,732.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13, 14 and 15 in Part III of this Report.

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

The Company, through its wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner”), in the United States, the Caribbean and Latin American:

•	distributes commercial and industrial laundry and drycleaning equipment and steam and hot water boilers manufactured by others;
•	supplies replacement parts and accessories and provides maintenance services to its customers; and
•	designs and plans “turn-key” laundry, drycleaning and boiler systems to meet the layout, volume and budget needs of its diversified institutional, retail, industrial and commercial customers.

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

The products sold by the Company are positioned and priced to appeal to customers in each of the high-end, mid-range and value priced markets. These products are offered in a wide range of price points to address the needs of a diverse customer base. Suggested prices for most of the Company’s equipment range from approximately $5,000 to $1,000,000. The products supplied by the Company afford the Company’s customers a “one-stop shop” for commercial and industrial laundry and drycleaning machines, boilers and accessories. By providing “one-stop” shopping, the Company believes it is better able to attract and support potential customers who can choose from the Company’s broad product line. The products and parts sold by the Company and the maintenance services provided by the Company accounted for approximately 98% of revenues in each of the years ended June 30, 2015 (“fiscal 2015”) and June 30, 2014 (“fiscal 2014”).

In addition, the Company, under the name DRYCLEAN USA®, currently franchises and licenses drycleaning stores in the United States, the Caribbean and Latin America. During each of fiscal 2015 and fiscal 2014, the Company’s license and franchise segment contributed less than 2% of the Company’s revenues.

Customers and Markets

The Company’s customer base consists of approximately 1,600 customers in the United States, the Caribbean and Latin America. The Company’s commercial and industrial laundry equipment and boilers are sold primarily to laundry plants, hotels, motels, cruise lines, hospitals, hospital combines, nursing homes, government institutions, distributors and specialized users. Drycleaning equipment is sold primarily to independent and franchise drycleaning stores, chains and higher-end hotels. There were no customers who provided more than 10% of fiscal 2015 revenues.

Sales, Marketing and Customer Support

The laundry and drycleaning equipment products and boilers marketed by the Company are sold to its customers in the United States, the Caribbean and Latin America, as well as customers of its DRYCLEAN USA® licensing subsidiary. The Company employs sales persons to market its proprietary and distributed products in the United States, the Caribbean and Latin America. A substantial portion of sales orders for equipment and replacement parts and accessories are obtained by telephone, e-mail and fax inquiries originated by the customer or by the Company, and significant repeat sales are derived from existing customers. The Company supports product sales through its website and by advertising in trade publications, participating in trade shows and engaging in regional promotions and sales incentive programs.

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

Foreign Sales

For fiscal 2015 and fiscal 2014, export revenues, principally to the Caribbean and Latin America, aggregated approximately $8,520,000 and $9,414,000, respectively, of which approximately $8,372,000 and $8,855,000, respectively, are related to commercial and industrial laundry and drycleaning equipment and boilers.

All of the Company’s export sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Sources of Supply

The Company purchases laundry, drycleaning machines, boilers and other products from a number of manufacturers and suppliers. Two of these manufacturers each accounted for approximately 27% of the Company’s purchases for fiscal 2015 and approximately 35% and 15%, respectively, of the Company’s purchases for fiscal 2014. The major manufacturers of the products sold by the Company are Pellerin Milnor Corporation, Chicago Dryer Company, Alliance Laundry Systems, LLC, Cleaver Brooks

Inc., E-Tech Inc., Fulton Thermal Corp., and Unipress Corporation. Historically, the Company has not experienced difficulty in purchasing products it distributes, and believes it has good working relationships with those from which it purchases products.

While the Company has contracts with only a few of the manufacturers of the products sold by it, it has established long-standing relationships with all of its manufacturers. The Company’s management believes its relationships with manufacturers and suppliers provide the Company with a substantial competitive advantage, including exclusivity for certain products in certain areas and favorable prices and terms. The loss of certain of these vendor relationships could adversely affect the Company’s business.

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

Employees

As of September 17, 2015, the Company employed 29 employees on a full-time basis. None of the Company’s employees are subject to a collective bargaining agreement, nor has the Company experienced any work stoppages. The Company believes that its relations with employees are satisfactory.

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

The Company’s executive offices and the main distribution center for its products are housed in two leased adjacent facilities totaling approximately 38,000 square feet in Miami, Florida. The Company believes its facilities are adequate for its present and anticipated future needs. The following table sets forth certain information concerning the leases at these facilities:

Facility	Approximate Sq. Ft.	Expiration
Miami, Florida (1)	27,000	October 2017

Miami, Florida	11,000	December 2017 (2)

______________

(1)	Leased from 290 NE 68 Street, LLC, which is owned by Michael S. Steiner and Robert Steiner. Michael S. Steiner is Executive Vice President, Chief Operating Officer and a director of the Company. Michael S. Steiner, individually, is also a shareholder of the Company. Robert Steiner is the brother of Michael S. Steiner and is also a shareholder of the Company
(2)	The Company has one three year renewal option.
Item 3.	Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on the NYSE MKT under the symbol “EVI.” The following table sets forth, for the Company’s Common Stock, the high and low sales prices on the NYSE MKT as reported by NYSE MKT, for the periods reflected below.

	High	Low
Fiscal 2015
First Quarter	$3.31	$2.20
Second Quarter	3.07	2.26
Third Quarter	2.98	2.17
Fourth Quarter	4.50	2.83
Fiscal 2014
First Quarter	$2.29	$1.60
Second Quarter	5.00	1.99
Third Quarter	4.27	2.63
Fourth Quarter	3.49	2.31

As of September 17, 2015, there were approximately 271 holders of record of the Company’s Common Stock.

The following table sets forth information concerning the cash dividends declared by the Company’s Board of Directors during the last two fiscal years.

Declaration Date	Record Date	Payment Date	Per Share Amount
November 8, 2013	November 27, 2013	December 12, 2013	$.40
November 14, 2014	December 5, 2014	December 19, 2014	$.20

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

The Company did not sell any equity securities in fiscal 2015 that were not registered under the Securities Act of 1933, as amended. The Company did not purchase any shares of its common stock during the fourth quarter of fiscal 2015.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto which appear in Item 8 of this Report.

Overview

Revenues for fiscal 2015 were $30,754,570, a decrease of 9.1% over fiscal 2014, however, net earnings increased to a record $1,671,817 in fiscal 2015 an increase of 3.2% over fiscal 2014. The improved earnings performance was mostly due to better margins and a better product mix. Foreign sales decreased by 9.5% in fiscal 2015 over fiscal 2014.

The Company’s cash decreased to $3,908,974 at June 30, 2015 from $9,224,340 at June 30, 2014. The reduction in cash was due in part to the payment of a $.20 per share special dividend, aggregating $1,406,746 in December 2014. In addition accounts payable and accrued expenses were substantially reduced from the high point at June 30, 2014. Also contributing to the reduction in cash was a decrease in customer deposits as shipments were made from the Company’s backlog.

Inventories at June 30, 2015 remained high due to pending orders scheduled to be shipped during the first quarter of fiscal 2016.

Liquidity and Capital Resources

For the twelve month period ended June 30, 2015, cash decreased by $5,315,366 compared to an increase of $3,280,080 during the same period of fiscal 2014.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Years Ended June 30,
Net cash (used) provided by:	2015	2014
Operating activities	$(3,850,599)	$6,158,684
Investing activities	$(58,021)	$(65,110)
Financing activities	$(1,406,746)	$(2,813,494)

For the twelve month period ended June 30, 2015, operating activities used cash of $3,850,599 compared to $6,158,684 of cash provided by operating activities in fiscal 2014.

The cash used by operating activities during fiscal 2015 was primarily attributable to a $3,346,683 reduction in accounts payable and accrued expenses as invoices from last fiscal year became due and were paid in July 2014. Additional cash was used by an increase of $1,025,902 in accounts and trade notes receivable due to heavy shipments in June 2015, which were not yet due. Cash of $1,191,457 was used by a reduction in customer deposits as shipments were made from the Company’s backlog. The payment of fiscal 2014 year-end bonuses and commissions used cash of $282,710 decreasing accrued employee expenses. Cash was also used by an increase of $134,884 in refundable income taxes as the Company over deposited taxes during fiscal 2015. These uses of cash were offset by cash contributed by the Company’s net earnings of $1,671,817 and non-cash expenses for depreciation and amortization of $58,806 and bad debts of $25,173. In addition, cash was provided by a reduction of $341,935 in other current assets mostly for specialized equipment which was received and paid for. All other changes in cash were of a minor nature due to ordinary fluctuations in business transactions.

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

Investing activities used cash of $58,021 and $65,110 for the years ended June 30, 2015 and 2014, respectively, for capital expenditures.

Financing activities used cash of $1,406,746 and $2,813,494 in fiscal 2015 and 2014, respectively to pay special dividends to shareholders.

Effective November 1, 2014, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2015. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s assets. No amounts were outstanding under the facility at June 30, 2015 or June 30, 2014, nor were there any amounts outstanding at any time during fiscal 2015 or fiscal 2014.

The Company believes that its existing cash, cash equivalents, net cash from operations and available credit facility will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long term liquidity needs.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

	Year Ended June 30,
	2015	2014
Net sales	$30,176,957	$33,110,753	-8.9%
Development fees, franchise and license fees, commissions and other income	577,613	722,665	-20.1%
Total revenues	$30,754,570	$33,833,418	-9.1%

Net sales for the year ended June 30, 2015 decreased by $2,933,796 (8.9%) over fiscal 2014. The decrease was mostly due to a customer’s request to postpone delivery of a substantial order due to construction delays. The Company expects that this order will be shipped during the first half of fiscal 2016.

Revenues of development fees, franchising and license fees, commission and other income decreased by $145,052 (20.1%) in fiscal 2015 when compared to fiscal 2014. The decrease for the year was attributable to the payment received during the last quarter of fiscal 2014 for the sale of the master franchise in Mexico.

	Year Ended June 30,
	2015	2014
As a percentage of net sales:
Cost of sales, net	75.6%	78.6%
As a percentage of revenues:
Selling, general and administrative expenses	17.1%	15.4%
Total expenses	91.3%	92.3%

Cost of goods sold, expressed as a percentage of sales, decreased to 75.6% in fiscal 2015 from 78.6% in fiscal 2014. The increase in gross margins was mainly due to product mix and the shipments of smaller orders which historically carry higher margins.

Selling, general and administrative expenses increased by $73,202 (1.4%) in fiscal 2015 when compared to fiscal 2014 mainly due to commissions paid to another distributor for sales made by the Company in its territory. As a percentage of revenues, selling, general and administrative expenses increased to 17.1% in fiscal 2015 from 15.4% in fiscal 2014. The increase was attributable to the absorption of these expenses over lower revenues.

Interest income decreased by $1,713 (28.5%) in fiscal 2015 from fiscal 2014, mostly due to lower outstanding bank balances.

The Company’s effective income tax rate decreased to 37.7% in fiscal 2015 from 37.8% in fiscal 2014. The slight variation in percentage reflects changes in both permanent and temporary adjustments to taxable income.

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

On November 1, 2014, Steiner-Atlantic entered into a new three year lease, commencing on November 1, 2014, with the Landlord. Annual rental payments under the lease will be $123,300 in lease year one, $126,960 in lease year two and $130,800 in lease year three, plus sales taxes. Steiner-Atlantic bears the cost of real estate taxes, utilities, maintenance, repairs and insurance. The Company believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for similar property in a similar locale. Rental expense under this lease was approximately $130,600 in fiscal 2015 and $126,900 in fiscal 2014.

The Company paid a law firm, in which a director is Senior Counsel, approximately $83,500 in fiscal 2015 and $60,000 in fiscal 2014, for legal services performed.

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

Revenue Recognition and Accounts and Trade Notes Receivable

Products are generally shipped Free on Board (“FOB”) from the Company’s warehouse or drop shipped from the Company’s vendor as FOB, at which time risk of loss and title passes to the purchaser. Revenue is recognized when there is persuasive evidence of the arrangement, shipment or delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. In some cases, the Company collects non-income related taxes, including sales and use tax, from its customers and remits those taxes to governmental authorities. The Company presents revenues net of these taxes. Shipping, delivery and handling fee income is included in revenues in the consolidated financial statements. Shipping, delivery and handling costs are included in cost of sales.

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

Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent and franchise dry clean stores and chains, laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions, coin laundry stores and distributors. The Company performs continuing credit evaluations of its customers’ financial condition and, depending on the term of credit, the amount of the credit granted and management’s past history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Senior management reviews accounts and trade notes receivable on a regular basis to determine if any such amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve based on older aged amounts, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available to management, it believes the Company’s allowance for doubtful accounts as of June 30, 2015 and 2014 is adequate. However, actual write-offs might exceed the recorded allowance.

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

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes,” which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The Company does not believe that there are any unrecognized tax benefits related to certain tax positions taken on its various income tax returns. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statements of operations. The Company continues to remain subject to examination by U.S. federal and state authorities for the years 2011 through 2014.

Adopted Accounting Guidance:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early application is not permitted. The Company is evaluating the impact, if any, that adopting this standard will have our consolidated financial statements.

Management believes the impact of other issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

All of the Company’s export sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which their customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

The Company’s cash and cash equivalents are maintained in bank accounts, including a bank money market account, which bear interest at prevailing interest rates. Interest income decreased by $1,713 (28.5%) in fiscal 2015 from fiscal 2014, due to lower outstanding bank balances.

Item 8.	Financial Statements and Supplementary Data.

EnviroStar, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

EnviroStar, Inc. and Subsidiaries:
Miami, Florida

We have audited the accompanying consolidated balance sheets of EnviroStar, Inc. and its subsidiaries (collectively, the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnviroStar, Inc. and Subsidiaries as of June 30, 2015 and 2014 and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mallah Furman

Fort Lauderdale, Florida

September 18, 2015

EnviroStar, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30,	2015	2014

Assets

Current assets
Cash and cash equivalents	$3,908,974	$9,224,340
Accounts and trade notes receivable, net of allowance for doubtful accounts of $134,000 and $140,000, respectively	1,924,517	923,788
Inventories, net	2,808,910	2,836,220
Leases and mortgages receivable, net	15,277	12,494
Refundable income taxes	197,764	62,880
Deferred income taxes	109,261	100,777
Other current assets	72,144	414,079

Total current assets	9,036,847	13,574,578
Leases and mortgages receivable – due after one year	7,533	14,033

Equipment and improvements, net	188,243	181,629

Intangible assets, net	33,482	40,880

Deferred income taxes	16,667	6,967
Total assets	$9,282,772	$13,818,087

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$1,403,583	$4,750,266
Accrued employee expenses	623,671	906,381
Deferred income	20,464	—
Customer deposits	2,479,508	3,670,965

Total current liabilities	4,527,226	9,327,612
Total liabilities	4,527,226	9,327,612

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, $1.00 par value:
Authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $0.025 par value:
Authorized shares – 15,000,000; 7,065,500, shares issued, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	2,487,777	2,222,706
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)

Total shareholders’ equity	4,755,546	4,490,475
Total liabilities and shareholders’ equity	$9,282,772	$13,818,087

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended June 30,	2015	2014

Revenues:
Net sales	$30,176,957	$33,110,753
Development fees, franchise and license fees, commission income and other revenue	577,613	722,665

Total revenues	30,754,570	33,833,418

Cost of sales, net of discounts	22,806,878	26,038,664
Selling, general and administrative expenses	5,269,247	5,196,045

	28,076,125	31,234,709

Operating income	2,678,445	2,598,709

Other income and expense:
Interest income	4,303	6,016

Earnings before provision for income taxes	2,682,748	2,604,725
Provision for income taxes	1,010,931	984,421

Net earnings	$1,671,817	$1,620,304

Net earnings per share – basic and diluted	$.24	$.23

Weighted average number of basic and diluted
common shares outstanding	7,033,732	7,033,732

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total

Balance at June 30, 2013	7,065,500	$176,638	$2,095,069	31,768	$(3,938)	$3,415,896	$5,683,665

Dividends paid ($.40 per share)	—	—	—	—	—	(2,813,494)	(2,813,494)

Net earnings	—	—	—	—	—	1,620,304	1,620,304
Balance at June 30, 2014	7,065,500	176,638	2,095,069	31,768	(3,938)	2,222,706	4,490,475
Dividends paid ($.20 per share)	—	—	—	—	—	(1,406,746)	(1,406,746)
Net earnings	—	—	—	—	—	1,671,817	1,671,817
Balance at June 30, 2015	7,065,500	$176,638	$2,095,069	31,768	$(3,938)	$2,487,777	$4,755,546

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended June 30,	2015	2014

Operating activities:
Net earnings	$1,671,817	$1,620,304
Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	58,806	59,870
Bad debt expense	25,173	5,541
Inventory reserve	10,653	(2,577)
Provision for deferred income taxes	(18,185)	10,356
(Increase) decrease in operating assets:
Accounts and trade notes receivables	(1,025,902)	1,311,303
Inventories	16,657	(835,826)
Leases and mortgages receivable	3,717	53,761
Refundable income taxes	(134,884)	(62,880)
Other current assets	341,935	39,885
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(3,346,683)	3,496,840
Accrued employee expenses	(282,710)	(553,493)
Income taxes payable	—	(166,250)
Deferred income	20,464	(16,782)
Customer deposits	(1,191,457)	1,198,632

Net cash (used) provided by operating activities	(3,850,599)	6,158,684

Investing activities:
Capital expenditures	(58,021)	(65,110)

Net cash used by investing activities	(58,021)	(65,110)
Financing activities:
Dividends paid	(1,406,746)	(2,813,494)

Net cash used by financing activities	(1,406,746)	(2,813,494)
Net (decrease) increase in cash and cash equivalents	(5,315,366)	3,280,080
Cash and cash equivalents at beginning of year	9,224,340	5,944,260

Cash and cash equivalents at end of year	$3,908,974	$9,224,340

Supplemental Information:
Cash paid for income taxes	$1,164,000	$1,124,000

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
Revenue Recognition

Products are generally shipped Free on Board (“FOB”) from the Company’s warehouse or drop shipped from the Company’s vendor as FOB, at which time risk of loss and title passes to the purchaser. Sales are reported net of any discounts. Revenue is recognized when there is persuasive evidence of the arrangement, shipment or delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. In some cases, the Company collects non-income related taxes, including sales and use tax, from its customers and remits those taxes to governmental authorities. The Company presents revenues net of these taxes. Shipping, delivery and handling fee income of approximately $1,052,000 and $1,069,000 for the years ended June 30, 2015 and 2014, respectively, are included in revenues in the consolidated financial statements. Shipping, delivery and handling costs are included in cost of sales.

Individual franchise arrangements include a license and provide for payment of initial franchise fees, as well as continuing royalties. Initial franchise fees are generally recognized upon the opening of the franchised store, which is evidenced by a certificate from the franchisee, indicating that the store has opened, substantial performance has been completed and collectability is reasonably assured. Continuing royalties represent regular contractual payments received for the use of the “DRYCLEAN USA” marks, which are recognized as revenue when earned, generally on a straight line basis. Royalty fees recognized during the years ended June 30, 2015 and 2014 were approximately $116,000 and $169,000, respectively. License and initial fees recognized in fiscal 2015 and 2014 were approximately $43,000 and $415,000, respectively.

Commissions and development fees are recorded when earned, generally when the services are performed or the transaction is closed.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Accounts and Trade Notes Receivable	Accounts and trade notes receivable are customer obligations due under normal trade terms. The Company sells its products primarily to independent and franchise dry cleaning stores and chains, laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions, coin laundry stores and distributors. The Company performs continuing credit evaluations of its customers’ financial condition and, depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Senior management reviews accounts and trade notes receivable on a regular basis to determine if any amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off. The Company’s allowance for doubtful accounts was $134,000 at June 30, 2015 and $140,000 at June 30, 2014. However, actual write-offs might vary from the recorded allowance.
Cash and cash Equivalents	The Company considers all short term instruments with an original maturity of three months or less to be cash equivalents.
Leases and Mortgages Receivable	The Company sells products to certain customers under lease and mortgage arrangements for terms typically ranging from one to five years. The Company accounts for these sales-type leases according to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, “Leases,” and, accordingly, recognizes current and long-term leases and mortgages receivable, net of unearned income, on the accompanying consolidated balance sheets. The present value of all payments is recorded as sales and the related cost of the equipment is charged to cost of sales. The associated interest is recorded over the term of the lease or mortgage using the effective interest method.
Inventories	Inventories consist principally of equipment and spare parts. Equipment is valued at the lower of cost, determined on the specific identification method, or market. Spare parts are valued at the lower of average cost or market.
Equipment, Improvements and Depreciation

Property and equipment are stated at cost. Depreciation and amortization are calculated on straight-line methods over useful lives of five to seven years for furniture and equipment and the shorter of ten years or remaining lease term (including renewal periods that are deemed reasonably assured) for leasehold improvements for financial reporting purpose. Repairs and maintenance costs are expensed as incurred.

Franchise License, Trademark and Other Intangible Assets	The Company follows ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”), which requires that finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. Franchise license, trademark, and other finite-lived intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over the estimated future periods to be benefited (10-15 years). Patents are amortized over the shorter of the patent’s useful life or legal life from the date the patent is granted.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Asset Impairments	ASC Topic 360, “Property, Plant, and Equipment” (“ASC 360”) and ASC 350 require the Company to periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and certain identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell. The Company has concluded that there was no impairment of long-lived assets in fiscal 2015 or fiscal 2014.
Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates which are particularly significant to the consolidated financial statements include estimates relating to the determination of impairment of assets, the useful life of property and equipment, recoverability of deferred income tax assets, allowance for doubtful accounts and inventory valuations.

Earnings Per Share	Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding during each year. The Company had no dilutive securities outstanding during fiscal 2015 or fiscal 2014.
Supplier Concentration	The Company purchases laundry, drycleaning machines, boilers and other products from a number of manufacturers and suppliers. Two of these manufacturers each accounted for approximately 27%, respectively, of the Company’s purchases for fiscal 2015 and approximately 35% and 15%, respectively, of the Company’s purchases for fiscal 2014.
Advertising Costs	The Company expenses the cost of advertising as of the first date an advertisement is run. The Company expensed approximately $18,400 and $54,000 of advertising costs for the years ended June 30, 2015 and 2014, respectively.
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

EnviroStar, Inc. and Subsidiaries

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

Significant judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the asset will not be realized. There were no valuation allowances during fiscal 2015 or fiscal 2014.

The Company follows ASC Topic 740-10-25 “Accounting for Uncertainty in Income” which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The Company does not believe that there are any unrecognized tax benefits related to certain tax positions taken on its various income tax returns. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statement of operations.

Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early application is not permitted. The Company is currently evaluating the impact, if any, that adopting this standard will have on our consolidated financial statements.

Management believes the impact of other issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Inventories	Inventories are comprised of:

June 30,	2015	2014

Equipment and parts	$2,868,636	$2,885,293
Reserve	(59,726)	(49,073)
	$2,808,910	$2,836,220

The Company has established reserves of $59,726 and $49,073 as of June 30, 2015 and 2014, respectively, against slow moving inventory. For the years ended June 30, 2015 and 2014, the Company wrote-down approximately $11,600 and $14,800, respectively, in slow moving inventory.

3. Equipment and Improvements	Major classes of equipment and improvements consist of the following:

June 30,	2015	2014

Furniture and equipment	$451,069	$583,245
Leasehold improvements	434,869	399,179
	885,938	982,424
Accumulated depreciation and amortization	(697,695)	(800,795)
	$188,243	$181,629

Depreciation and amortization of equipment and improvements amounted to $51,407 and $47,551 for the years ended June 30, 2015 and 2014, respectively. For the year ended June 30, 2015, the Company wrote off and disposed of $154,507 of fully depreciated equipment. There were no write-offs in fiscal 2014.

4. Intangible Assets, net	Franchise license, trademarks and other intangible assets consist of the following:

	Estimated Useful Lives (in years)	June 30, 2015	June 30, 2014

Franchise license agreements	10	$529,500	$529,500
Trademarks, patents and Tradenames	10-15	230,075	230,075
		759,575	759,575
Accumulated amortization		(726,093)	(718,695)
		$33,482	$40,880

Amortization expense was $7,399 in fiscal 2015 and $12,319 in fiscal 2014.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Based on the carrying amount of intangibles as of June 30, 2015, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year is as follows:

Years ending June 30,

2016	$7,017
2017	7,017
2018	6,915
2019	6,468
2020	6,065

Total	$33,482

5. Leases and Mortgages Receivable
Leases and mortgages receivable result from customer leases of equipment under arrangements which qualify as sales type leases. At June 30, 2015 and 2014, future lease payments, net of deferred interest ($2,564 and $4,952 at June 30, 2015 and 2014, respectively), due under these leases was $22,810 and $26,527, respectively.
6. Income Taxes	The following are the components of income taxes:

Years ended June 30,	2015	2014

Current
Federal	$878,700	$831,695
State	150,416	142,370
	1,029,116	974,065

Deferred
Federal	(15,527)	8,843
State	(2,658)	1,513
	(18,185)	10,356
	$1,010,931	$984,421

The reconciliation of income tax expense computed at the Federal statutory tax rate of 34% to the provision for income taxes is as follows:

Years ended June 30,	2015	2014

Tax at the statutory rate	$912,134	$885,607
State income taxes, net of federal benefit	97,384	94,551
Other	1,413	4,263
	$1,010,931	$984,421

Effective tax rate	37.7%	37.8%

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes. Significant components of the Company’s current and noncurrent deferred tax assets and liabilities are as follows:

Years ended June 30,	2015	2014

Current deferred tax assets:
Allowance for doubtful accounts	$50,425	$52,683
Inventory capitalization	36,361	29,627
Inventory reserves	22,475	18,467
	109,261	100,777

Noncurrent deferred tax assets (liabilities):
Equipment and improvements	16,667	5,685
Franchise, trademarks and other intangible assets	—	1,282
	16,667	6,967
Total net deferred income tax assets	$125,928	$107,744

As of June 30, 2015, the Company was subject to potential Federal and State tax examinations for the tax years 2011 through 2014.

7. Credit Agreement and Term Loan	The Company is a party to a bank loan agreement which provides the Company with a revolving credit facility of $2,250,000, Borrowings under the revolving credit facility bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate, are guaranteed by all of the Company’s subsidiaries and are collateralized by substantially all of the Company’s and its subsidiaries’ assets. The revolving credit facility matures November 1, 2015. During fiscal 2015 and fiscal 2014, there were no borrowings, letters of credit or foreign exchange contracts outstanding under the line of credit. The loan agreement requires maintenance of certain debt service coverage and leverage ratios and contains other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries may incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at June 30, 2015 and 2014.

8. Related Party Transactions

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

On November 1, 2014, Steiner-Atlantic entered into a new three year lease, commencing on November 1, 2014, with the Landlord. Annual rental payments under the lease will be $123,300 in lease year one, $126,960 in lease year two and $130,800 in lease year three, plus sales taxes. Steiner-Atlantic bears the cost of real estate taxes, utilities, maintenance, repairs and insurance. Rental expense under this lease was approximately $130,600 in fiscal 2015 and $126,900 fiscal 2014.

The Company paid a law firm, in which a director is Senior Counsel, $83,500 in fiscal 2015 and $60,000 in fiscal 2014, for legal services performed.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Concentrations of Credit Risk	Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts and trade receivables and leases and mortgages receivable. The Company maintains its cash and cash equivalents, including a money market account, at a large bank. At June 30, 2015, bank deposits exceeded Federal Deposit Insurance Corporation limits by approximately $3,400,000. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base. Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold. No customers provided more than 10% of fiscal 2015 revenues.
10. Commitments	In addition to the warehouse and office space leased from 290 NE 68 Street, LLC (see Note 8), the Company leases an additional warehouse facility from an unrelated third party under an operating lease expiring in December 2017. Minimum future rental commitments for both leases approximate the following:

Years ending June 30,

2016	$190,000
2017	194,000
2018	74,400
2019	—
2020	—
Total	$458,400

Rent expense under all leases aggregated approximately $186,000 and $177,000 for the years ended June 30, 2015 and 2014, respectively.

The Company, through its manufacturers, provides parts warranties for products sold. These warranties are mainly the responsibility of the manufacturer. As such, warranty related expenses are insignificant to the consolidated financial statements.

11. Retirement Plan	The Company has a participatory deferred compensation plan under which it matches employee contributions up to 3% of an eligible employee’s yearly compensation. Employees are eligible to participate in the plan after one year of service. The Company contributed approximately $21,900 and $21,600 to the plan during fiscal 2015 and fiscal 2014, respectively. The plan is qualified under Section 401(k) of the Internal Revenue Code.

12. Segment Information

The Company’s reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

Steiner-Atlantic Corp., a wholly-owned subsidiary of the Company, comprises the commercial and industrial laundry and dry cleaning equipment and boiler segment. Steiner-Atlantic Corp. sells commercial and industrial laundry and dry cleaning equipment and boilers to customers in the United States, the Caribbean and Latin American markets.
DRYCLEAN USA License Corp., a wholly-owned subsidiary of the Company, comprises the license and franchise operations segment.
The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Financial information for the Company’s business segments is as follows:

Year ended June 30,	2015	2014

Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$30,578,038	$33,234,641
License and franchise operations	176,532	598,777
Total revenues	$30,754,570	$33,833,418

Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$3,015,727	$2,613,258
License and franchise operations	47,056	329,069
Corporate	(384,338)	(343,618)
Total operating income	$2,678,445	$2,598,709

Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$8,392,268	$13,067,091
License and franchise operations	556,331	576,891
Corporate	334,173	174,105
Total assets	$9,282,772	$13,818,087

For the years ended June 30, 2015 and 2014, export revenues, principally to the Caribbean and Latin America, aggregated approximately $8,520,000 and $9,414,000, respectively, of which approximately $8,372,000 and $8,855,000, respectively, related to the commercial and industrial laundry, dry cleaning equipment and boiler segment. All such sales are denominated in U.S. Dollars and, accordingly, the Company is not exposed to risks of foreign currency fluctuations as a result of such sales.

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

The Company’ management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on its assessment, the Company’s management concluded that, as of June 30, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

An attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is not required to be contained in this Report.

Changes in Internal Control

During the period covered by this Report there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 11.	Executive Compensation.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

Item 14.	Principal Accounting Fees and Services.

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
Exhibit No.	Description
3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963. (Exhibit 3.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968. (Exhibit 3.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)

3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983. (Exhibit 3.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986. (Exhibit 3.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986. (Exhibit 3.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(6)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998. (Exhibit 3.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999. (Exhibit 3.1(g) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009. (Exhibit 3.1(h) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(b)	By-Laws of the Company, as amended. (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, File No. 001-14757.)
4(a)(1)	Credit Agreement, dated November 16, 2011, between Company and Wells Fargo Bank, National Association. (“Wells Fargo”) (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(2)	First Amendment to Credit Agreement, dated as of October 11, 2012, between the Company and Wells Fargo. (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 11, 2012, File No. 001-14757.)
4(a)(3)	Second Amendment to Credit Agreement, dated as of November 9, 2012, between the Company and Wells Fargo. (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 9, 2012, File No. 001-14757.)
4(a)(4)	Third Amendment to Credit Agreement, dated as of October 10, 2014, between EnviroStar, Inc. and Wells Fargo Bank, National Association. (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 10, 2014, File No. 001-14757.)

4(a)(5)	Extension Notice, dated as of October 16, 2013 between the Company and Wells Fargo. (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 18, 2013, File No. 001-14757.)
4(a)(6)	Revolving Line of Credit Note, dated October 10, 2014, from the Company to Wells Fargo Bank, National Association. (Exhibit 4.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 10, 2014, File No. 001-14757.)
4(a)(7)	Security Agreement, dated November 16, 2011, from the Company to Wells Fargo. (Exhibit 4.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(8)	Continuing Guaranty, dated November 16, 2011, by Steiner-Atlantic Corp. in favor of Wells Fargo. (Exhibit 4.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(9)	Security Agreement, dated November 16, 2011, from the Steiner-Atlantic Corp. to Wells Fargo. (Exhibit 4.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(10)	Continuing Guaranty, dated November 16, 2011, by DRYCLEAN USA License Corp. in favor of Wells Fargo. (Exhibit 4.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(11)	Security Agreement, dated November 16, 2011, from the DRYCLEAN USA License Corp. to Wells Fargo. (Exhibit 4.1(g) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(12)	Waiver, dated April 10, 2015 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) April 10, 2015, File No. 001-14757.)
10(a)(1)	Lease dated November 1, 2014, between Steiner - Atlantic Corp. and 290 NE 68 Street, LLC. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 1, 2015, File No. 001-14757.)
10(a)(2)	Non-Competition and Non-Solicitation Agreement, dated as of March 6, 2015, by and among the Company, Symmetric Capital LLC and Michael Steiner (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) March 6, 2015, File No. 001-14757.)
14	Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 001-14757.)
21	Subsidiaries of the Company. (Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 001-14757.)
*31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

*31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnviroStar, Inc.

Dated: September 18, 2015
	By:	/s/ Henry M. Nahmad
Henry M. Nahmad
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Henry M. Nahmad	President, Chief Executive Officer	September 18, 2015
Henry M. Nahmad	(Principal Executive Officer) and Director

/s/ Michael S. Steiner	Executive Vice President,	September 18, 2015
Michael S. Steiner	Chief Operating Officer and Director

/s/ Venerando J. Indelicato	Chief Financial Officer	September 18, 2015
Venerando J. Indelicato	(Principal Financial and Accounting Officer) and Director

/s/ David Blyer	Director	September 18, 2015
David Blyer

/s/ Lloyd Frank	Director	September 18, 2015
Lloyd Frank
/s/ Alan M. Grunspan	Director	September 18, 2015
Alan M. Grunspan

/s/ Todd Oretsky	Director	September 18, 2015
Todd Oretsky

EXHIBIT INDEX

Exhibit No.	Description
3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963. (Exhibit 3.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968. (Exhibit 3.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983. (Exhibit 3.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986. (Exhibit 3.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986. (Exhibit 3.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(6)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998. (Exhibit 3.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999. (Exhibit 3.1(g) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009. (Exhibit 3.1(h) to the Company’s Current Report on Form 8-K (date of earliest event reported) November 13, 2009, File No. 001-14757.)
3(b)	By-Laws of the Company, as amended. (Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, File No. 001-14757.)
4(a)(1)	Credit Agreement, dated November 16, 2011, between Company and Wells Fargo Bank, National Association. (“Wells Fargo”) (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(2)	First Amendment to Credit Agreement, dated as of October 11, 2012, between the Company and Wells Fargo. (Exhibit 4.1(a) to the Company’s Current Report

on Form 8-K dated (date of earliest event reported) October 11, 2012, File No. 001-14757.)
4(a)(3)	Second Amendment to Credit Agreement, dated as of November 9, 2012, between the Company and Wells Fargo. (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 9, 2012, File No. 001-14757.)
4(a)(4)	Third Amendment to Credit Agreement, dated as of October 10, 2014, between EnviroStar, Inc. and Wells Fargo Bank, National Association. (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 10, 2014, File No. 001-14757.)
4(a)(5)	Extension Notice, dated as of October 16, 2013 between the Company and Wells Fargo. (Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 18, 2013, File No. 001-14757.)
4(a)(6)	Revolving Line of Credit Note, dated October 10, 2014, from the Company to Wells Fargo Bank, National Association. (Exhibit 4.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 10, 2014, File No. 001-14757.)
4(a)(7)	Security Agreement, dated November 16, 2011, from the Company to Wells Fargo. (Exhibit 4.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(8)	Continuing Guaranty, dated November 16, 2011, by Steiner-Atlantic Corp. in favor of Wells Fargo. (Exhibit 4.1(d) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(9)	Security Agreement, dated November 16, 2011, from the Steiner-Atlantic Corp. to Wells Fargo. (Exhibit 4.1(e) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(10)	Continuing Guaranty, dated November 16, 2011, by DRYCLEAN USA License Corp. in favor of Wells Fargo. (Exhibit 4.1(f) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(11)	Security Agreement, dated November 16, 2011, from the DRYCLEAN USA License Corp. to Wells Fargo. (Exhibit 4.1(g) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 16, 2011, File No. 001-14757.)
4(a)(12)	Waiver, dated April 10, 2015 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) April 10, 2015, File No. 001-14757.)
10(a)(1)	Lease dated November 1, 2014, between Steiner - Atlantic Corp. and 290 NE 68 Street, LLC. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) November 1, 2015, File No. 001-14757.)
10(a)(2)	Non-Competition and Non-Solicitation Agreement, dated as of March 6, 2015, by and among the Company, Symmetric Capital LLC and Michael Steiner (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) March 6, 2015, File No. 001-14757.)

14	Code of Ethics for Principal Executive Officer and Senior Financial Officers. (Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended June 20, 2004, File No. 001-14757.)
21	Subsidiaries of the Company. (Exhibit 21 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001, File No. 001-14757.)
*31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.
*32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

*	Filed with this Report. All other exhibits are incorporated herein by reference to the filing indicated in the parenthetical reference following the exhibit description.