Form 10-Q
period 2015-09-30
EnviroStar, Inc.
filed 2015-11-13
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-14757

EnviroStar, Inc.
(Exact name of Registrant as Specified in Its charter)

Delaware	11-2014231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of November 13, 2015.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the three months ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Net sales	$6,168,137	$9,044,505
Development fees, franchise and license fees, commission income and other revenue	69,063	39,189
Total revenues	6,237,200	9,083,694

Cost of sales, net of discounts	4,803,118	6,997,138
Selling, general and administrative expenses	1,182,288	1,343,557
Total operating expenses	5,985,406	8,340,695

Operating income	251,794	742,999
Interest income	629	1,057

Earnings before provision for income taxes	252,423	744,056
Provision for income taxes	95,391	280,095

Net earnings	$157,032	$463,961

Net earnings per share – basic and diluted	$.02	$.07

Weighted average number of basic and diluted common shares outstanding:	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2015	June 30, 2015
	(Unaudited)
Current assets
Cash and cash equivalents	$8,306,305	$3,908,974
Accounts and trade notes receivable, net of allowance for doubtful accounts of $134,000	1,153,071	1,924,517
Inventories, net	2,301,411	2,808,910
Lease and mortgage receivables, net	14,343	15,277
Deferred income taxes	104,190	109,261
Refundable income tax	107,102	197,764
Pre-paid and other current assets	202,852	72,144
Total current assets	12,189,274	9,036,847

Lease and mortgage receivables-due after one year	3,557	7,533

Equipment and improvements, net	175,574	188,243

Intangible assets, net	32,940	33,482

Deferred income taxes	17,009	16,667

Total assets	$12,418,354	$9,282,772

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND

SHAREHOLDERS’ EQUITY

	September 30, 2015	June 30, 2015
	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$1,391,913	$1,403,583
Accrued employee expenses	285,818	623,671
Deferred income	13,969	20,464
Customer deposits	5,814,075	2,479,508
Total current liabilities	7,505,775	4,527,226
Total liabilities	7,505,775	4,527,226

Shareholders’ equity
Preferred stock, $1.00 par value: authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $0.025 par value: authorized shares – 15,000,000; 7,065,500 shares issued, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	2,644,810	2,487,777
Treasury stock, 31,768 shares at cost	(3,938)	(3,938)

Total shareholders’ equity	4,912,579	4,755,546

Total liabilities and shareholders’ equity	$12,418,354	$9,282,772

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the three months ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Operating activities:
Net earnings	$157,032	$463,961
Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	13,212	14,438
Bad debt expense	—	5,255
Inventory reserve	11,097	—
Provision (benefit) for deferred income taxes	4,729	(7,254)
(Increase) decrease in operating assets:
Accounts and trade notes receivables	771,446	(1,903,147)
Inventories	496,402	861,915
Lease and mortgage receivables	4,910	3,151
Refundable income taxes	90,662	62,880
Pre-paid and other current assets	(130,708)	(161,269)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(11,670)	(2,520,435)
Accrued employee expenses	(337,853)	(331,211)
Income taxes payable	—	224,470
Deferred income	(6,495)	—
Customer deposits	3,334,567	(1,389,325)

Net cash provided (used) by operating activities	4,397,331	(4,676,571)

Investing activities:
Capital expenditures	—	(47,502)

Net cash used by investing activities	—	(47,502)

Net change in cash and cash equivalents	4,397,331	(4,724,073)
Cash and cash equivalents at beginning of period	3,908,974	9,224,340

Cash and cash equivalents at end of period	$8,306,305	$4,500,267

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EnviroStar, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, the unaudited condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The June 30, 2015 balance sheet information contained herein was derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and assumptions made may not prove to be correct, and actual results could differ from the estimates.

Note (2) - Earnings Per Share: Basic and diluted earnings per share for the three months ended September 30, 2015 and 2014 are computed as follows:

	For the three months ended September 30,
	2015 (Unaudited)	2014 (Unaudited)
Net earnings	$157,032	$463,961
Weighted average shares outstanding	7,033,732	7,033,732
Basic and diluted earnings per share	$.02	$.07

At September 30, 2015, the Company had no outstanding options to purchase shares of the Company’s common stock or other dilutive securities and therefore diluted earnings per share is the same as basic earnings per share.

Note (3) - Lease and Mortgage Receivables: Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales-type leases. At September 30, 2015, future lease payments due under these leases (net of deferred interest of $1,938 at September 30, 2015) was $17,900. At June 30 2015, future lease payments due under these leases (net of deferred interest of $2,564 at June 30, 2015) was $22,810.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Note (4) - Revolving Credit Line: The Company has a revolving line of credit facility pursuant to which the Company may borrow up to $2,250,000. Borrowings under the credit facility bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate. Effective November 1, 2015, the credit facility and the maturity date for borrowings under the credit facility were extended from November 1, 2015 to November 1, 2016 (see Note 8). The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the assets of the Company and its subsidiaries. No amounts were outstanding under this facility at September 30, 2015 or June 30, 2015, nor were there any amounts outstanding at any time during fiscal 2015 or the first quarter of fiscal 2016. The loan agreement requires maintenance of certain fixed charge coverage and leverage ratios and contains other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at September 30, 2015 and June 30, 2015.

Note (5) - Income Taxes: Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of September 30, 2015 and June 30, 2015, the Company had deferred tax assets of $121,199 and $125,928, respectively. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of September 30, 2015 and June 30, 2015, management believed that it was more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the three months ended September 30, 2015, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of September 30, 2015, the Company was subject to potential federal and state tax examinations for the tax years 2012 through 2015.

Index

EnviroStar Inc and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Note (6) - Segment Information: The Company reports the results of its operations through two reportable segments. The Company’s commercial and industrial laundry and dry cleaning equipment and boiler segment is comprised of Steiner-Atlantic Corp. (“Steiner Atlantic”), a wholly-owned subsidiary of the Company which sells commercial and industrial laundry and dry cleaning equipment and boilers to customers in the United States, the Caribbean and Latin American markets. The Company’s license and franchise operations segment is comprised of DRYCLEAN USA License Corp., a wholly-owned subsidiary of the Company.

The Company’s reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

Financial information for the Company’s business segments is as follows:

	For the three months ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$6,229,577	$9,047,514
License and franchise operations	7,623	36,180

Total revenues	$6,237,200	$9,083,694
Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$387,621	$857,118
License and franchise operations	(16,366)	(3,936)
Corporate	(119,461)	(110,183)

Total operating income	$251,794	$742,999

	As of September 30, 2015	As of June 30, 2015
	(Unaudited)
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$12,032,778	$8,392,268
License and franchise operations	146,794	556,331
Corporate	238,782	334,173

Total assets	$12,418,354	$9,282,772

The information provided for segment reporting is based on internal reports utilized by management. The presentation and allocation of assets and results of operations may not reflect the actual economic costs of the segments as standalone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments’ operating results would, in management's view, likely not be impacted.

Index

EnviroStar Inc and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Note (7) – Recently Issued Accounting Guidance: In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU No. 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early application is not permitted. The Company is currently evaluating the impact, if any, that adopting this standard will have on its consolidated financial statements.

Management believes the impact of other issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Note (8) – Subsequent Events: Effective November 1, 2015, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2016, as discussed in Note 4.

Index

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

Revenues for the first quarter of fiscal 2016 decreased by 31.3% and net earnings decreased by 66.2%, in each case, compared to the first quarter of fiscal 2015. A significant contributor to these declines was a customer’s construction delay that resulted in the shipment of a large order to the customer in October 2015 instead of the previously scheduled first quarter of fiscal 2016. Consequently, this order will contribute to the Company’s second quarter of fiscal 2016 performance. Additionally, while revenues and net earnings were lower during the first quarter of fiscal 2016, the Company experienced an increase in new orders resulting in a significant backlog as of September 30, 2015, which is anticipated to ship during the remainder of fiscal 2016.

The Company’s cash position increased to $8,306,305 at September 30, 2015 due to a substantial increase in customer deposits related to incoming orders.

Liquidity and Capital Resources

During the first quarter of fiscal 2016, cash increased by approximately $4.4 million, compared to a decrease of approximately $4.7 million during the same period of fiscal 2015. The following summarizes the Company’s Condensed Consolidated Statement of Cash Flows.

	Three Months Ended September 30,
	2015 (Unaudited)	2014 (Unaudited)
Net cash provided (used) by:
Operating activities	$4,397,331	$(4,676,571)
Investing activities	$—	$(47,502)

For the three months ended September 30, 2015, operating activities provided cash of approximately $4.4 million compared to approximately $4.7 million of cash used by operating activities during the same period of fiscal 2015. The cash provided by operating activities during the first quarter of fiscal 2016 was mostly due to an increase of approximately $3.3 million in customer deposits attributable to new orders received during the first quarter. In addition, cash increased by approximately $770,000 as a result of a decrease in accounts and trade notes receivable as payments were received during the quarter for shipments made at the end of fiscal 2015. A reduction in inventories also resulted in an increase in cash of approximately $500,000; however, inventories are expected to increase in future months to accommodate the Company’s backlog. Cash was also provided by the Company’s net profit during the quarter of approximately $160,000. During the first quarter of fiscal 2016, the Company also applied a portion of its income tax refund of approximately $90,000 to the Company’s 2016 estimated tax payments. These increases in cash were partially offset by approximately $340,000 of cash used to pay accrued sales commissions and year-end bonuses, approximately $130,000 of cash used related to an increase in pre-paid expenses and other current assets, and non-cash expenses for depreciation and amortization of approximately $13,000.

For the three months ended September 30, 2014, operating activities used cash of approximately $4.7 million. The cash used by operating activities during the first quarter of fiscal 2015 was mainly due to a decrease of approximately $2.5 million in accounts payable and accrued expenses and an increase of approximately $1.9 million in accounts and trade notes receivable. These changes reflected large shipments made in September 2014, which were not yet due for payment and equipment purchased by the Company for which the Company had not yet paid. Cash was used by a reduction in customer deposits of approximately $1.4 million also associated with the large shipments in September 2014. Partially offsetting the use of cash was the Company’s net profit of approximately $460,000 and non-cash expenses for depreciation and amortization of approximately $15,000. Cash was also provided by a reduction in inventories of approximately $860,000, as replacement inventory was not yet received. Refunded income taxes provided cash of approximately $60,000 and income taxes payable provided cash of approximately $220,000, reflecting over deposited taxes for fiscal 2014 and income taxes which were not yet due but were accrued for the first quarter of fiscal 2015. Pre-paid and other current assets used cash of approximately $160,000 and approximately $330,000 of cash was used to pay accrued sales commissions and year-end bonuses.

Index

No cash was used in investing activities during the first quarter of fiscal 2016. Cash used in investing activities was approximately $50,000 for the first quarter of fiscal 2015 and related to the purchase of capital equipment.

There were no financing activities during the first quarters of fiscal 2016 or 2015.

Effective November 1, 2015, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2016. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the Company’s and its subsidiaries’ assets. No amounts were outstanding under this facility at September 30, 2015 or June 30, 2015, nor were there any amounts outstanding at any time during fiscal 2015 or the first quarter of fiscal 2016. See Note 4 to the Condensed Consolidated Financial Statements included in this report for additional information regarding the Company’s credit facility.

The Company believes that its existing cash, cash equivalents, net cash from operations and funds available under the Company’s credit facility will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and to meet its long-term liquidity needs.

Off-Balance Sheet Financing

As of September 30, 2015, the Company did not have any off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues

	Three Months Ended September 30,
	2015 (Unaudited)	2014 (Unaudited)	% Change
Net sales	$6,168,137	$9,044,505	-31.8%
Development fees, franchise and license fees, commission income and other revenue	69,063	39,189	+76.2%
Total revenues	$6,237,200	$9,083,694	-31.3%

Net sales for the three-month period ended September 30, 2015 decreased by approximately $2.9 million (31.8%) from the same period of fiscal 2015. As described above, the decrease in sales was mainly due to a delay in shipping a large order. The order was shipped in October 2015.

Revenues from development fees, franchise and license fees, commission income and other revenue for the three months ended September 30, 2015 increased by approximately $30,000 (76.2%) compared to the three months ended September 30, 2014, primarily due to commissions earned by the Company as well as restocking and termination fees. These increases were partially offset by revenue reductions in royalty and franchise fees as a result of the strengthening of the U.S. dollar relative to foreign currencies.

Index

Operating expenses

	Three Months Ended September 30,
	2015 (Unaudited)	2014 (Unaudited)
As a percentage of net sales:
Cost of sales, net of discounts	77.9%	77.4%
As a percentage of revenues:
Selling, general and administrative expenses	19.0%	14.8%
Total operating expenses	96.0%	91.8%

Costs of sales, expressed as a percentage of net sales, increased to 77.9% in the first quarter of fiscal 2016 from 77.4% for the same period of fiscal 2015. The slight difference in margins was attributable to product mix.

Selling, general and administrative expenses decreased by approximately $160,000 (12.0%) in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, mostly due to lower payroll expenses associated with lower sales commissions attributable to lower revenues. As a result of lower revenues, selling, general and administrative expenses, expressed as a percentage of revenues, increased to 19.0% for the first quarter of fiscal 2016 from 14.8% for the comparable period of fiscal 2015.

Interest income decreased by approximately $400 (40.5%) in the first quarter of fiscal 2016 from the same period of fiscal 2015, primarily due to lower average outstanding balances during the first quarter of fiscal 2016.

The Company’s effective income tax rate for the first quarter of fiscal 2016 increased to 37.8% from 37.6% for the same period of fiscal 2015. The slight variation reflects changes in permanent adjustments to taxable income.

Inflation

Inflation did not have a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company’s wholly owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, Executive Vice President and Chief Operating Officer of the Company. The lease was previously governed by a lease agreement, which expired on October 31, 2014. Effective November 1, 2014, Steiner-Atlantic, with the approval of the Audit Committee of the Company’s Board of Directors, entered into a new lease agreement for the premises. Under the new lease, which has a term of three years, monthly base rental payments were $10,275 during the first year of the lease and are $10,580 during the second year of the lease and $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The Company’s Board of Directors believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for a similar property in a similar locale. During the quarters ended September 30, 2015 and 2014, Steiner-Atlantic paid a total of approximately $33,000 and $32,000, respectively, under the lease.

The Company paid a law firm of which Lloyd Frank, a director of the Company, is Senior Counsel approximately $15,000 in each of the first quarters of fiscal 2016 and 2015 for legal services performed.

Index

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements remain unchanged from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In connection with the preparation of its financial statements, the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates.

Adopted Accounting Guidance

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU No. 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early application is not permitted. The Company is currently evaluating the impact, if any, that adopting this standard will have on its consolidated financial statements.

Management believes the impact of other issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Forward Looking Statements

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, including environmental regulations; the Company’s ability to implement changes in its business strategies and development plans; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks relating to the timing of shipments of customers’ orders and the Company’s recognition of revenue relating thereto; risks related to the Company’s backlog and financial results for fiscal 2016; risks and uncertainties associated with the Company’s pursuit of acquisitions and other strategic opportunities, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities and that the Company’s goals with respect to acquisitions and other strategic transactions may not be met; and other economic, competitive, governmental, technological and other risks and factors discussed elsewhere in the Company’s periodic filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. Many of these risks and factors are beyond the Company’s control. In addition, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risks

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at September 30, 2015 or June 30, 2015.

The Company’s cash and cash equivalents are maintained in a checking bank account and a money market account which bear interest at prevailing interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits:
Exhibit
Number	Description
*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxanomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxanomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxanomy Extension Label Linkbase Document
*101.PRE	XBRL Taxanomy Extension Presentation Linkbase Document

______________________

*	Filed with this Report.
**	Furnished with this Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2015		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato,
Treasurer and Chief Financial Officer

Index

Exhibit Index

Exhibit
Number	Description
*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxanomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxanomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxanomy Extension Label Linkbase Document
*101.PRE	XBRL Taxanomy Extension Presentation Linkbase Document

______________________

*	Filed with this Report.
**	Furnished with this Report.