Form 10-Q
period 2015-12-31
EnviroStar, Inc.
filed 2016-02-12
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-14757

EnviroStar, Inc.

(Exact name of Registrant as Specified in Its charter)

Delaware	11-2014231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of February 12, 2016.

Index

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the six months ended December 31,		For the three months ended December 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net sales	$14,772,933	$15,803,038	$8,604,796	$6,758,533
Development fees, franchise and license fees, commission income and other revenue	90,168	205,801	21,105	166,612
Total revenues	14,863,101	16,008,839	8,625,901	6,925,145

Cost of sales, net of discounts	11,537,523	11,835,432	6,734,405	4,838,294
Selling, general and administrative expenses	2,465,981	2,653,628	1,283,693	1,310,071
Total operating expenses	14,003,504	14,489,060	8,018,098	6,148,365
Operating income	859,597	1,519,779	607,803	776,780
Interest income	1,310	2,172	681	1,115
Earnings before provision for income taxes	860,907	1,521,951	608,484	777,895
Provision for income taxes	324,702	573,578	229,311	293,483
Net earnings	$536,205	$948,373	$379,173	$484,412
Net earnings per share – basic and diluted	$.08	$.13	$.05	$.07

Weighted average number of basic and diluted common shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS
	December 31, 2015 (Unaudited)	June 30, 2015
Current assets
Cash and cash equivalents	$4,595,858	$3,908,974
Accounts and trade notes receivable, net of allowance for doubtful accounts of $134,000 at both dates	1,235,491	1,924,517
Inventories, net	2,395,818	2,808,910
Refundable income taxes	154,674	197,764
Deferred income taxes	104,203	109,261
Lease and mortgage receivables, net	14,423	15,277
Prepaid and other current assets	949,018	72,144
Total current assets	9,449,485	9,036,847
Lease and mortgage receivables-due after one year	—	7,533
Equipment and improvements, net	160,059	188,243
Franchise license, trademarks and other intangible assets, net	30,063	33,482
Deferred income taxes	5,113	16,667

Total assets	$9,644,720	$9,282,772

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31, 2015 (Unaudited)	June 30, 2015
Current liabilities
Accounts payable and accrued expenses	$1,232,652	$1,403,583
Deferred income	10,956	20,464
Accrued employee expenses	337,705	623,671
Customer deposits	4,178,402	2,479,508
Total current liabilities	5,759,715	4,527,226

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 15,000,000; 7,065,500 shares issued, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	1,617,236	2,487,777
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)
Total shareholders’ equity	3,885,005	4,755,546
Total liabilities and shareholders’ equity	$9,644,720	$9,282,772

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the six months ended
	December 31, 2015 (Unaudited)	December 31, 2014 (Unaudited)
Operating activities:
Net earnings	$536,205	$948,373
Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	33,166	29,578
(Recovery of) bad debt expense	(1,640)	5,255
Inventory reserve	8,365	3,409
Provision (benefit) for deferred income taxes	16,612	(15,414)
(Increase) decrease in operating assets:
Accounts and trade notes receivables	690,666	201,891
Inventories	404,727	782,643
Refundable income taxes	43,090	39,993
Lease and mortgage receivables	8,387	6,420
Prepaid and other current assets	(876,874)	279,953
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(170,931)	(3,647,439)
Accrued employee expenses	(285,966)	(266,929)
Deferred income	(9,508)	—
Customer deposits	1,698,894	(752,268)
Net cash provided (used) by operating activities	2,095,193	(2,384,535)
Investing activities:
Capital expenditures	(1,563)	(52,500)
Net cash used by investing activities	(1,563)	(52,500)
Financing activities: Dividends paid	(1,406,746)	(1,406,746)
Net cash used by financing activities	(1,406,746)	(1,406,746)
Net increase (decrease) in cash and cash equivalents	686,884	(3,843,781)
Cash and cash equivalents at beginning of period	3,908,974	9,224,340
Cash and cash equivalents at end of period	$4,595,858	$5,380,559
Supplemental information:
Cash paid during the period for income taxes	$265,000	$549,000

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

Note (1) – Basis of Presentation: The accompanying unaudited condensed consolidated financial statements include the accounts of EnviroStar, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, the unaudited condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to present fairly the Company’s results of operations, financial position and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The June 30, 2015 balance sheet information contained herein was derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and assumptions made may not prove to be correct, and actual results could differ from the estimates.

Note (2) - Earnings Per Share: Basic and diluted earnings per share for the six and three months ended December 31, 2015 and 2014 are computed as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2015 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2014 (Unaudited)

Net earnings	$536,205	$948,373	$379,173	$484,412
Weighted average shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732
Basic and fully diluted earnings per share	$.08	$.13	$.05	$.07

At December 31, 2015, no options to purchase shares of the Company’s common stock or other dilutive securities of the Company were outstanding and, therefore, diluted earnings per share is the same as basic earnings per share.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

Note (3) - Lease and Mortgage Receivables: Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales-type leases. At December 31, 2015, future lease payments due under these leases (net of deferred interest of $1,262 at December 31, 2015) was $14,423. At June 30, 2015, future lease payments due under these leases (net of deferred interest of $2,564 at June 30, 2015) was $22,810.

Note (4) - Revolving Credit Line: The Company has a revolving line of credit facility pursuant to which the Company may borrow up to $2,250,000. Borrowings under the credit facility bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate. Effective November 1, 2015, the credit facility and the maturity date for borrowings under the credit facility were extended from November 1, 2015 to November 1, 2016. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the assets of the Company and its subsidiaries. No amounts were outstanding under this facility at December 31, 2015 or June 30, 2015, nor were there any amounts outstanding at any time during fiscal 2015 or the first six months of fiscal 2016. The loan agreement requires maintenance of certain fixed charge coverage and leverage ratios and contains other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at December 31, 2015 and June 30, 2015.

Note (5) - Income Taxes: Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of December 31, 2015 and June 30, 2015, the Company had deferred tax assets of $109,316 and $125,928, respectively. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of December 31, 2015 and June 30, 2015, management believed that it was more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the six months ended December 31, 2015, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of December 31, 2015, the Company was subject to potential federal and state tax examinations for the tax years 2012 through 2015.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

Note (6) – Cash Dividends: On November 13, 2015, the Company’s Board of Directors declared a $.20 per share cash dividend (an aggregate of $1,406,746), which was paid on December 18, 2015 to stockholders of record at the close of business on December 4, 2015.

Note (7) – Equity Incentive Plan: In November 2015, the shareholders approved the EnviroStar, Inc. 2015 Equity Incentive Plan (“the Plan”). The Plan provides for the issuance of up to 1,500,000 shares of the company’s common stock pursuant to the awards granted under the Plan. There have not been any issuance under the Plan.

Note (8) - Segment Information: The Company reports its results of operations through two reportable segments. The Company’s commercial and industrial laundry and dry cleaning equipment and boiler segment is comprised of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company which sells commercial and industrial laundry and dry cleaning equipment and boilers to customers in the United States, the Caribbean and Latin American markets. The Company’s license and franchise operations segment is comprised of DRYCLEAN USA License Corp., a wholly-owned subsidiary of the Company.

The Company’s reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. The Company has no sales between segments.

Financial information for the Company’s business segments is as follows:

	For the six months ended December 31,		For the three months ended December 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$14,850,856	$15,911,337	$8,621,279	$6,863,823
License and franchise operations	12,245	97,502	4,622	61,322
Total revenues	$14,863,101	$16,008,839	$8,625,901	$6,925,145
Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$1,121,203	$1,695,672	$733,582	$838,554
License and franchise operations	(12,202)	27,819	4,164	31,755
Corporate	(249,404)	(203,712)	(129,943)	(93,529)
Total operating income	$859,597	$1,519,779	$607,803	$776,780

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

	As of December 31, 2015	As of June 30,
	(Unaudited)	2015
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$9,126,720	$8,392,268
License and franchise operations	144,129	556,331
Corporate	373,871	334,173
Total assets	$9,644,720	$9,282,772

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

Note (9) – Transactions with Related Parties: The Company’s wholly owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, Executive Vice President and Chief Operating Officer of the Company. The lease was previously governed by a lease agreement, which expired on October 31, 2014. Effective November 1, 2014, Steiner-Atlantic, with the approval of the Audit Committee of the Company’s Board of Directors, entered into a new lease agreement for the premises. Under the new lease, which has a term of three years, monthly base rental payments were $10,275 during the first year of the lease and are $10,580 during the second year of the lease and $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $66,600 and $64,700 in the first six months of fiscal 2016 and 2015, respectively.

Note (10) – Recently Issued Accounting Guidance: In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU No. 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after July 1, 2018. Early application is not permitted prior to periods beginning after July 1, 2017. The Company is currently evaluating the impact, if any, that adopting this standard will have on its consolidated financial statements.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Unaudited)

In December 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).  The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and In December 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.  The standard is effective for our annual period beginning July 1, 2017.  The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Management is evaluating the impact of applying this standard to its financial statements.

Management believes the impact of other issued accounting standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Index

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

Total revenues for the six month period ended December 31, 2015 decreased by 7.2% compared to the six month period ended December 31, 2014. However, revenues for the second quarter of fiscal 2016 increased by 24.6% compared to the same period of fiscal 2015. Net earnings for the six and three month periods ended December 31, 2015 decreased by 43.5% and 21.7%, respectively, from the same periods of fiscal 2015. The Company’s results for the second quarter of fiscal 2015 were favorably impacted by certain large margin installations during the quarter as well as the recognition into income during the quarter of a significant amount of restocking charges.

The Company’s cash position increased to approximately $4.6 million at December 31, 2015 compared to approximately $3.9 million at June 30, 2015 despite the Company paying to its stockholders a special dividend of $.20 per share, or a total dividend of approximately $1.4 million, in December 2015.

Liquidity and Capital Resources

For the six month period ended December 31, 2015, cash increased by approximately $687,000 compared to a decrease of approximately $3.8 million during the same period of fiscal 2015. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows:

	Six Months Ended December 31,
	2015 (Unaudited)	2014 (Unaudited)
Net cash provided (used) by:
Operating activities	$2,095,193	$(2,384,535)
Investing activities	$(1,563)	$(52,500)
Financing activities	$(1,406,746)	$(1,406,746)

For the six months ended December 31, 2015, operating activities provided cash of approximately $2.1 million compared to approximately $2.4 million of cash used by operating activities during the same period of fiscal 2015. The cash provided by operating activities during the first half of fiscal 2016 was primarily due to an increase of approximately $1.7 million in customer deposits as a result of new orders. Also contributing to the cash provided by operating activities for the six months ended December 31, 2015 were payments received for shipments which were made at the end of fiscal 2015 and were previously included in accounts and trade notes receivable, which provided cash of approximately $691,000, and the Company’s net earnings for the period of approximately $536,000. In addition, a reduction in inventories provided cash of approximately $400,000. These increases in cash were partially offset by an increase of approximately $877,000 in prepaid and other assets representing deposits made to the Company’s vendors for specialized equipment and cash of approximately $286,000 used to pay accrued sales commissions and year-end bonuses. In addition, accounts payable and accrued expenses reduced cash by approximately $171,000.

For the six months ended December 31, 2014, operating activities used cash of approximately $2.4 million. The cash used was primarily attributable to an approximately $3.7 million decrease in accounts payable and accrued expenses as invoices from the previous fiscal year became due and were paid in July 2014. In addition there was a decrease of approximately $752,000 in customer deposits as shipments were made from the Company’s backlog, and cash of approximately $267,000 was used to pay fiscal 2014 year-end bonuses and sales commissions during the first quarter of fiscal 2015. Partially offsetting these uses of cash was approximately $948,000 provided by the Company’s net earnings and approximately $30,000 of non-cash expenses for depreciation and amortization. Also, a reduction in inventories provided cash of approximately $783,000 and a reduction in accounts and trade notes receivable provided cash of approximately $202,000. In addition, cash was provided by a reduction of approximately $280,000 in other current assets, mostly representing specialized equipment received by the Company.

Index

Investing activities used cash of approximately $1,600 and $52,500 during the six month periods ended December 31, 2015 and 2014, respectively, in each case, in connection with the purchase of capital equipment.

Financing activities used cash of approximately $1.4 million in each of the six month periods ended December 31, 2015 and 2014. The cash used by financing activities in both periods related to the Company’s payment of cash dividends to its stockholders.

Effective November 1, 2015, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2016. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the assets of the Company and its subsidiaries. No amounts were outstanding under this facility at December 31, 2015 or June 30, 2015, nor were there any amounts outstanding at any time during fiscal 2015 or the first six months of fiscal 2016.

The Company believes that its existing cash, cash equivalents, net cash from operations and funds available under the Company’s credit facility will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months. The Company may also seek to raise funds through the issuance of equity and/or debt securities or the incurrence of additional secured or unsecured indebtedness.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Six months ended			Three months ended
	December 31,			December 31,
	2015 (Unaudited)	2014 (Unaudited)	% Change	2015 (Unaudited)	2014 (Unaudited)	% Change
Net sales	$14,772,933	$15,803,038	-6.5%	$8,604,796	$6,758,533	27.3%
Development fees, franchise and license fees, commissions and other income	90,168	205,801	-56.2%	21,105	166,612	-87.3%
Total revenues	$14,863,101	$16,008,839	-7.2%	$8,625,901	$6,925,145	24.6%

Index

Net sales for the six month period ended December 31, 2015 decreased by approximately $1.0 million (6.5%) from the same period of fiscal 2015. For the second quarter of fiscal 2016, net sales increased by approximately $1.8 million (27.3%) compared to the same period of fiscal 2015. These changes were primarily due to the timing of when equipment orders were put into service.

Revenues from development fees, franchise and license fees, commissions and other income for the six months ended December 31, 2015 decreased by approximately $116,000 (56.2%) compared to the six months ended December 31, 2014, and decreased by approximately $146,000 (87.3%) for the second quarter of fiscal 2016 compared to the same period of fiscal 2015. The decreases in both periods of fiscal 2016 are primarily attributable to a reduction in cancellation and restocking fees received by the Company.

Operating Expenses.

	Six months ended		Three months ended
	December 31,		December 31,
	2015 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2014 (Unaudited)
As a percentage of sales:
Cost of sales	78.1%	74.9%	78.3%	71.6%
As a percentage of revenue:
Selling, general and administrative expenses	16.6%	16.6%	14.9%	18.9%
Total expenses	94.2%	90.5%	93.0%	88.8%

Costs of sales, expressed as a percentage of sales, increased to 78.1% and 78.3% for the six and three month periods ended December 31, 2015, respectively, from 74.9% and 71.6% for the six and three month periods ended December 31, 2014, respectively. Cost of sales, expressed as a percentage of sales, for both periods of fiscal 2016 compared to the same periods of fiscal 2015 was affected by product mix, including certain installations which generated relatively larger margins during the second quarter of fiscal 2015.

Selling, general and administrative expenses decreased by approximately $188,000 (7.1%) and $26,000 (2.0%) for the six and three month periods ended December 31, 2015, respectively, from the same periods of fiscal 2015. The decrease in the six month period was primarily attributable to lower payroll costs due to lower commissions. For the second quarter of fiscal 2016, the decrease was primarily due to lower expenses in connection with the Company’s DRYCLEAN USA operations as a result of the closure of its Mexico office. As a percentage of revenues, selling, general and administrative expenses were 16.6% for each of the six month periods ended December 31, 2015 and 2014, and decreased to 14.9% for the second quarter of fiscal 2016 from 18.9% for the second quarter of fiscal 2015 due to the increase in revenues during the second quarter of fiscal 2016.

The Company’s effective tax rate was 37.7% for each of the six and three month periods ended December 31, 2015 and 2014.

Inflation

Inflation did not have a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company’s wholly owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, Executive Vice President and Chief Operating Officer of the Company. The lease was previously governed by a lease agreement, which expired on October 31, 2014. Effective November 1, 2014, Steiner-Atlantic, with the approval of the Audit Committee of the Company’s Board of Directors, entered into a new lease agreement for the premises. Under the new lease, which has a term of three years, monthly base rental payments were $10,275 during the first year of the lease and are $10,580 during the second year of the lease and $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The Company’s Board of Directors believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for a similar property in a similar locale. Expenses under this lease were approximately $66,600 and $64,700 in the first six months of fiscal 2016 and 2015, respectively.

Index

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements remain unchanged from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In connection with the preparation of its financial statements, the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates.

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU No. 2014-09 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after July 1, 2018. Early application is not permitted prior to periods beginning after July 1, 2017. The Company is currently evaluating the impact, if any, that adopting this standard will have on its consolidated financial statements.

In December 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).  The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and In December 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.  The standard is effective for our annual period beginning July 1, 2017.  The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Management is evaluating the impact of applying this standard to its financial statements.

Management believes the impact of other issued accounting standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Forward Looking Statements

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries in which the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, including environmental regulations; the Company’s ability to implement changes in its business strategies and development plans; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks relating to the timing of shipments of customers’ orders and the Company’s recognition of revenue relating thereto; risks related to the Company’s backlog and financial results for fiscal 2016; risks and uncertainties associated with the Company’s pursuit of acquisitions and other strategic opportunities, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities and that the Company’s goals with respect to acquisitions and other strategic transactions may not be met; and other economic, competitive, governmental, technological and other risks and factors discussed elsewhere in the Company’s periodic filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. Many of these risks and factors are beyond the Company’s control. In addition, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

Index

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at December 31, 2015 or June 30, 2015.

The Company’s cash and cash equivalents are maintained in a checking bank account and a money market account which bear interest at prevailing interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Index

Changes in Internal Control over Financial Reporting

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 6.     Exhibits.

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

Date: February 12, 2016		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato
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