Form 10-Q
period 2016-03-31
EnviroStar, Inc.
filed 2016-05-12
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-14757

EnviroStar, Inc.

(Exact name of Registrant as Specified in Its charter)

Delaware	11-2014231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 7,033,732 shares outstanding as of May 11, 2016.

Index

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the nine months ended March 31,		For the three months ended March 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net sales	$27,510,349	$22,602,647	$12,737,416	$6,799,609
Development fees, franchise and license fees, commission income and other revenue	112,305	395,660	22,137	189,859
Total revenues	27,622,654	22,998,307	12,759,553	6,989,468

Cost of sales, net of discounts	21,456,672	16,948,498	9,919,149	5,113,066
Selling, general and administrative expenses	4,065,612	3,838,419	1,599,631	1,184,791
Total operating expenses	25,522,284	20,786,917	11,518,780	6,297,857
Operating income	2,100,370	2,211,390	1,240,773	691,611
Interest income	1,855	3,423	545	1,251
Earnings before provision for income taxes	2,102,225	2,214,813	1,241,318	692,862
Provision for income taxes	792,267	834,479	467,565	260,901
Net earnings	$1,309,958	$1,380,334	$773,753	$431,961
Net earnings per share – basic and diluted	$.19	$.20	$.11	$.06

Weighted average number of basic and diluted common shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS
	March 31, 2016 (Unaudited)	June 30, 2015
Current assets
Cash and cash equivalents	$2,955,417	$3,908,974
Accounts and trade notes receivable, net of allowance for doubtful accounts of $134,000 at both dates	3,485,552	1,924,517
Inventories, net	2,628,786	2,808,910
Refundable income taxes	—	197,764
Deferred income taxes	96,626	109,261
Lease and mortgage receivables, net	10,810	15,277
Prepaid vendor deposits	1,077,000	—
Prepaid and other current assets	126,556	72,144
Total current assets	10,380,747	9,036,847
Lease and mortgage receivables-due after one year	—	7,533
Equipment and improvements, net	147,603	188,243
Franchise license, trademarks and other intangible assets, net	28,354	33,482
Deferred income taxes	8,873	16,667

Total assets	$10,565,577	$9,282,772

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2016 (Unaudited)	June 30, 2015
Current liabilities
Accounts payable and accrued expenses	$3,817,781	$1,403,583
Accrued employee expenses	719,616	623,671
Income taxes payable	258,074	—
Deferred income	14,938	20,464
Customer deposits	1,096,410	2,479,508
Total current liabilities	5,906,819	4,527,226

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 15,000,000; 7,065,500 shares issued, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	2,390,989	2,487,777
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)
Total shareholders’ equity	4,658,758	4,755,546
Total liabilities and shareholders’ equity	$10,565,577	$9,282,772

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the nine months ended
	March 31, 2016 (Unaudited)	March 31, 2015 (Unaudited)
Operating activities:
Net earnings	$1,309,958	$1,380,334
Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	47,331	44,666
Bad debt expense	440	7,907
Inventory reserve	15,142	3,409
Provision (benefit) for deferred income taxes	20,429	(9,850)
(Increase) decrease in operating assets:
Accounts and trade notes receivables	(1,561,475)	(1,314,813)
Inventories	164,982	494,044
Refundable income taxes	197,764	(24,670)
Lease and mortgage receivables	12,000	1,392
Prepaid vendor deposits	(1,077,000)	311,258
Prepaid and other current assets	(54,412)	12,267
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,414,198	(3,254,053)
Accrued employee expenses	95,945	(390,050)
Income taxes payable	258,074	—
Deferred income	(5,526)	—
Customer deposits	(1,383,098)	(948,401)
Net cash provided (used) by operating activities	454,752	(3,686,560)
Investing activities:
Capital expenditures	(1,563)	(58,021)
Net cash used by investing activities	(1,563)	(58,021)
Financing activities: Dividends paid	(1,406,746)	(1,406,746)
Net cash used by financing activities	(1,406,746)	(1,406,746)
Net decrease in cash and cash equivalents	(953,557)	(5,151,327)
Cash and cash equivalents at beginning of period	3,908,974	9,224,340
Cash and cash equivalents at end of period	$2,955,417	$4,073,013
Supplemental information:
Cash paid during the period for income taxes	$316,000	$869,000

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Note (2) - Earnings Per Share: Basic and diluted earnings per share for the nine and three months ended March 31, 2016 and 2015 are computed as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2016 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2015 (Unaudited)

Net earnings	$1,309,958	$1,380,334	$773,753	$431,961
Weighted average shares outstanding	7,033,732	7,033,732	7,033,732	7,033,732
Basic and fully diluted earnings per share	$.19	$.20	$.11	$.06

At March 31, 2016 and 2015, and for the periods then ended, there were no options to purchase shares of the Company’s common stock or other dilutive securities of the Company and, therefore, diluted earnings per share is the same as basic earnings per share.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Note (3) - Lease and Mortgage Receivables: Lease and mortgage receivables result from customer leases of equipment under arrangements which qualify as sales-type leases. At March 31, 2016, future lease payments due under these leases (net of deferred interest of $723 at March 31, 2016) was $10,810. At June 30, 2015, future lease payments due under these leases (net of deferred interest of $2,564 at June 30, 2015) was $22,810.

Note (4) - Revolving Credit Line: The Company has a revolving line of credit facility pursuant to which the Company may borrow up to $2,250,000. Borrowings under the credit facility bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate. Effective November 1, 2015, the credit facility and the maturity date for borrowings under the credit facility were extended from November 1, 2015 to November 1, 2016. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the assets of the Company and its subsidiaries. No amounts were outstanding under this facility at March 31, 2016 or June 30, 2015, nor were there any amounts outstanding at any time during fiscal 2015 or the first nine months of fiscal 2016. The loan agreement requires maintenance of certain fixed charge coverage and leverage ratios and contains other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at March 31, 2016 and June 30, 2015.

Note (5) - Income Taxes: Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of March 31, 2016 and June 30, 2015, the Company had net deferred tax assets of $105,499 and $125,928, respectively. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of March 31, 2016 and June 30, 2015, management believed that it was more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the nine months ended March 31, 2016, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes. The Company does not believe it has any uncertain tax positions that would result in the Company having a liability to a taxing authority.

As of March 31, 2016, the Company was subject to potential federal and state tax examinations for the tax years 2012 through 2015.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Note (6) – Cash Dividends: On November 13, 2015, the Company’s Board of Directors declared a $.20 per share cash dividend (an aggregate of $1,406,746), which was paid on December 18, 2015 to stockholders of record at the close of business on December 4, 2015.

Note (7) – Equity Incentive Plan: In November 2015, the Company’s stockholders approved the EnviroStar, Inc. 2015 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to awards granted under the Plan. As of March 31, 2016, the Company had not granted any awards under the Plan.

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

Financial information for the Company’s business segments is as follows:

	For the nine months ended March 31,		For the three months ended March 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Commercial and industrial laundry and dry cleaning equipment and boilers	$27,596,286	$22,870,646	$12,745,430	$6,959,309
License and franchise operations	26,368	127,661	14,123	30,159
Total revenues	$27,622,654	$22,998,307	$12,759,553	$6,989,468
Operating income (loss):
Commercial and industrial laundry and dry cleaning equipment and boilers	$2,585,743	$2,502,274	$1,465,140	$806,602
License and franchise operations	1,771	31,621	13,973	3,802
Corporate	(487,144)	(322,505)	(238,340)	(118,793)
Total operating income	$2,100,370	$2,211,390	$1,240,773	$691,611

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

	As of March 31, 2016	As of June 30,
	(Unaudited)	2015
Identifiable assets:
Commercial and industrial laundry and dry cleaning equipment and boilers	$10,240,164	$8,392,268
License and franchise operations	158,102	556,331
Corporate	167,311	334,173
Total assets	$10,565,577	$9,282,772

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

Note (9) – Transactions with Related Parties: The Company’s wholly owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014. Under the lease, which has a term of three years, monthly base rental payments were $10,275 during the first year of the lease, are $10,580 during the second year of the lease, and will be $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $100,600 and $97,400 in the first nine months of fiscal 2016 and 2015, respectively.

Note (10) – Recently Issued Accounting Guidance: In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Pursuant to ASU No. 2015-14, “Revenue from Contracts with Customers –Deferral of the Effective Date,” which was issued by the FASB in August 2015, ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only for annual reporting periods beginning after December 15, 2016. The Company is evaluating the impact, if any, that adopting this standard will have on its consolidated financial statements.

In December 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”).  The amendments in ASU 2015-17 eliminate the current requirement for organizations to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.  The standard is effective for annual reporting periods beginning after December 15, 2016. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company is evaluating the impact that adopting this standard will have on its consolidated financial statements.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”) which will increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires an entity to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of the standard.

Management believes the impact of other issued accounting standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Note (11) – Subsequent Events: There were no other subsequent events from March 31, 2016 to date of issuance of this report.

Index

Item 2.   Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

Total revenues for the nine and three month periods ended March 31, 2016 increased by 20.1% and 82.6%, respectively, when compared to the same periods of fiscal 2015. These revenue increases are primarily due to revenues realized from shipments made during the three month period ended March 31, 2016 from the Company’s backlog. Net earnings for the first nine months of fiscal 2016 decreased by 5.1% when compared to the first nine months of fiscal 2015. The Company’s earnings for the first nine months of fiscal 2015 were favorably impacted by certain large margin installations during the first quarter of fiscal 2015 as well as the recognition into income of a significant amount of restocking charges. Earnings for the third quarter of fiscal 2016 increased by 79.1% when compared to the third quarter of fiscal 2015, primarily as a result of the large number of shipments made during the third quarter of fiscal 2016, as described above.

The Company’s cash position decreased to approximately $3.0 million at March 31, 2016 compared to approximately $3.9 million at June 30, 2015. Contributing to the reduction in cash was the payment of a special dividend totaling approximately $1.4 million which was paid in December 2015 and a reduction in customer deposits as a result of the shipments made from the Company’s backlog during the third quarter of fiscal 2016.

Liquidity and Capital Resources

For the nine month period ended March 31, 2016, cash decreased by approximately $954,000 compared to a decrease of approximately $5.2 million during the same period of fiscal 2015. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended March 31,
	2016 (Unaudited)	2015 (Unaudited)
Net cash provided (used) by:
Operating activities	$454,752	$(3,386,560)
Investing activities	$(1,563)	$(58,021)
Financing activities	$(1,406,746)	$(1,406,746)

For the nine months ended March 31, 2016, operating activities provided cash of approximately $455,000 compared to approximately $3.4 million of cash used by operating activities during the same period of fiscal 2015. The cash provided by operating activities during the first nine months of fiscal 2016 was due in part to the Company’s net earnings of approximately $1.3 million. Also contributing to the cash provided by operating activities for the nine months ended March 31, 2016 were an approximately $2.4 million increase in accounts payable and accrued expenses due to the receipt of large shipments from the Company’s suppliers, which were not yet due for payment, and an approximately $165,000 decrease in inventories. In addition, income tax refunds provided cash of approximately $198,000 during the nine months ended March 31, 2016. Further, income taxes payable of approximately $258,000 positively impacted the Company’s cash position as increased sales in the third quarter of fiscal 2016 resulted in the generation of increased tax liabilities which were not yet due. An increase of approximately $96,000 in accrued employee expenses due to accrued sales commissions also positively impacted the Company’s cash position at March 31, 2016. These increases in cash were partially offset by a reduction of approximately $1.4 million in customer deposits and an increase in accounts and trade notes receivable of approximately $1.6 million, both primarily caused by the increased shipments during the third quarter of fiscal 2016. Prepaid vendor deposits used cash of approximately $1.1 million representing deposits made to the Company’s vendors for specialized equipment on order.

Index

For the nine months ended March 31, 2015, operating activities used cash of approximately $3.4 million compared to approximately $1.8 million of cash provided by operating activities during the same period of fiscal 2014. The cash used during the nine months ended March 31, 2015 was primarily attributable to an approximately $3.3 million reduction in accounts payable and accrued expenses as invoices from the fiscal year ended June 30, 2014 became due and were paid in July 2014. Cash used by operating activities for the nine months ended March 31, 2015 was also due to an increase of approximately $1.3 million in accounts and trade notes receivable due to a large number of shipments made in March 2015, which were not then due for payment, and an approximately $948,000 reduction in customer deposits as shipments were made from the Company’s backlog. Accrued employee expenses used cash of approximately $390,000 for the nine months ended March 31, 2015, mostly to pay fiscal 2014 year-end bonuses and commissions. These decreases in cash from operating activities for the nine months ended March 31, 2015 were partially offset by the Company’s net earnings of approximately $1.4 million during the period, a reduction in inventories of approximately $494,000 and a reduction in prepaid vendor deposits of approximately $311,000 mostly for specialized equipment which was received and paid for.

Investing activities used cash of approximately $1,600 and $58,000 during the nine month periods ended March 31, 2016 and 2015, respectively, in each case, in connection with the purchase of capital equipment.

Financing activities used cash of approximately $1.4 million for both of the nine month periods ended March 31, 2016 and 2015. The cash used by financing activities in both periods related to the Company’s payment of cash dividends to its stockholders.

Effective November 1, 2015, the Company’s existing $2,250,000 revolving line of credit facility was extended to November 1, 2016. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the assets of the Company and its subsidiaries. No amounts were outstanding under this facility at March 31, 2016 or June 30, 2015, nor were there any amounts outstanding at any time during fiscal 2015 or the first nine months of fiscal 2016.

The Company believes that its existing cash, cash equivalents, net cash from operations and funds available under the Company’s credit facility will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months. The Company may also seek to raise funds through the issuance of equity and/or debt securities or the incurrence of additional secured or unsecured indebtedness, including in connection with any acquisitions or other transactions consummated by the Company as part of its buy-and-build growth strategy.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Index

Results of Operations

Revenues.

The following table sets forth certain information with respect to changes in the Company’s revenues for the periods presented:

	Nine months ended			Three months ended
	March 31,			March 31,
	2016 (Unaudited)	2015 (Unaudited)	% Change	2016 (Unaudited)	2015 (Unaudited)	% Change
Net sales	$27,510,349	$22,602,647	21.7%	$12,737,416	$6,799,609	87.3%
Development fees, franchise and license fees, commissions and other income	112,305	395,660	-71.6%	22,137	189,859	-88.3%
Total revenues	$27,622,654	$22,998,307	20.1%	$12,759,553	$6,989,468	82.6%

Net sales for the nine and three month periods ended March 31, 2016 increased by approximately $4.9 million (21.7%) and approximately $5.9 million (87.3%), respectively, when compared to the same periods of fiscal 2015. The increased sales reflect shipments made during the three month period ended March 31, 2016 from the Company’s backlog, which included a number of large orders. Revenues for development fees, franchise and license fees, commissions and other income for the nine and three month periods ended March 31, 2016 decreased by approximately $283,000 (71.6%) and approximately $168,000 (88.3%), respectively, when compared to the same periods of fiscal 2015, primarily attributable to a reduction in cancellation, restocking and franchise fees received by the Company.

Operating Expenses.

	Nine months ended		Three months ended
	March 31,		March 31,
	2016 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2015 (Unaudited)
As a percentage of sales:
Cost of sales	78.0%	75.0%	77.9%	75.2%
As a percentage of revenue:
Selling, general and administrative expenses	14.7%	16.7%	12.5%	17.0%
Total expenses	92.4%	90.4%	90.3%	90.1%

Costs of sales, expressed as a percentage of sales, increased to 78.0% and 77.9% for the nine and three month periods ended March 31, 2016, respectively, from 75.0% and 75.2% for the nine and three month periods ended March 31, 2015, respectively. These differences were mainly affected by product mix and the shipments of large orders, which historically carry lower margins.

Selling, general and administrative expenses increased by approximately $227,000 (5.9%) and $415,000 (35.0%) for the nine and three month periods ended March 31, 2016, respectively, from the same periods of fiscal 2015. The increases for both periods were mainly due to increased payroll expenses associated with commissions due to the increase in sales. As a percentage of revenues, selling, general and administrative expenses decreased to 14.7% and 12.5% for the nine and three month periods of fiscal 2016, respectively, from 16.7% and 17.0% for the comparable periods of fiscal 2015, respectively. These decreases for both periods were primarily due to the increase in revenues generated by the Company during the fiscal 2016 periods.

Index

The Company’s effective tax rate was 37.7% for each of the nine and three month periods ended March 31, 2016 and 2015.

Inflation

Inflation did not have a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company’s wholly owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014. Under the lease, which has a term of three years, monthly base rental payments were $10,275 during the first year of the lease, are $10,580 during the second year of the lease, and will be $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The Company’s Board of Directors believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for a similar property in a similar locale. Expenses under this lease were approximately $100,600 and $97,400 in the first nine months of fiscal 2016 and 2015, respectively.

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Pursuant to ASU No. 2015-14, “Revenue from Contracts with Customers –Deferral of the Effective Date,” which was issued by the FASB in August 2015, ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only for annual reporting periods beginning after December 15, 2016. The Company is evaluating the impact, if any, that adopting this standard will have on its consolidated financial statements.

In December 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The amendments in ASU 2015-17 eliminate the current requirement for organizations to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.  The standard is effective for annual reporting periods beginning after December 15, 2016. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company is evaluating the impact that adopting this standard will have on its consolidated financial statements.

Index

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”) which will increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard requires an entity to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact of the standard.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at March 31, 2016 or June 30, 2015.

The Company’s cash and cash equivalents are maintained in a checking bank account and a money market account which bear interest at prevailing interest rates.

Index

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Date: May 11, 2016		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato
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