Form 10-K
period 2016-06-30
EnviroStar, Inc.
filed 2016-09-20
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________________________

Commission file number	001-14757

EnviroStar, Inc.
(Exact name of registrant as specified in its charter)
Delaware	11-2014231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
290 N.E. 68th Street, Miami, Florida	33138
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	305-754-4551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.025 par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value as of December 31, 2015 of the registrant’s common stock, the only class of voting or non-voting common equity of the registrant, held by non-affiliates of the registrant was approximately $13,940,314, based on the closing price of the registrant’s common stock on the NYSE MKT on that date.

The number of outstanding shares of the registrant’s common stock as of September 16, 2016 was 7,033,732.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

 -i-

FORWARD LOOKING STATEMENTS

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect future plans, operations, business strategies, operating results and financial position of EnviroStar, Inc. (which is referred to within this Report, collectively with its subsidiaries (unless the context otherwise requires), as the “Company”). Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries in which the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, including environmental regulations; the Company’s ability to implement changes in its business strategies and development plans; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks relating to the timing of shipments of customers’ orders and the Company’s recognition of revenue relating thereto; risks and uncertainties associated with the Company’s pursuit of acquisitions and other strategic opportunities, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities and that the Company’s goals with respect to acquisitions and other strategic transactions may not be met; and other economic, competitive, governmental, technological and other risks and factors discussed elsewhere in this Report, including, without limitation, in the “Risk Factors” section hereof, and in the Company’s other periodic filings with the Securities and Exchange Commission (the “SEC”). Many of these risks and factors are beyond the Company’s control. In addition, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The Company expressly disclaims any obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business.

General

The Company was incorporated under the laws of the State of Delaware on June 13, 1963 under the name Metro-Tel Corp. and changed its name to DRYCLEAN USA, Inc. on November 7, 1999. On December 1, 2009, the Company changed its name to EnviroStar, Inc.

The Company, through its wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner-Atlantic”), in the United States, the Caribbean and Latin American:

•	distributes commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others;
•	supplies replacement parts and accessories, and provides maintenance services to its customers; and
•	designs and plans turn-key laundry, dry cleaning and boiler systems for its customers, which include institutional, retail, industrial and commercial customers.

In addition, the Company, through DRYCLEAN USA License Corp., an indirect wholly-owned subsidiary of the Company, owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.

Prior to the quarter ended June 30, 2016, the Company reported the results of its operations through two reportable segments - the Company’s commercial and industrially laundry and dry cleaning equipment and boiler segment, which was comprised of the operations of Steiner-Atlantic, and the Company’s license and franchise operations segment, which was comprised of the operations of DRYCLEAN USA License Corp. As a result of the significantly reduced activities of DRYCLEAN USA License Corp., effective June 30, 2016, the license and franchise operations segment ceased to be a separate reportable segment and, accordingly, the Company currently reports its results of operations through a single reportable segment.

Available Information

The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the SEC. These reports and statements may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports and statements, as well as beneficial ownership reports filed by the Company’s officers, directors and beneficial owners of 10% or more of the Company’s common stock, may also be accessed free of charge on the SEC’s website at http://www.sec.gov and, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC, on the Company’s website at http://www.envirostarinc.com.

Products

The Company sells a broad line of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others, as well as related replacement parts and accessories, and provides maintenance services.

The commercial and industrial laundry equipment distributed by the Company include washroom, finishing, material handling, and mechanical equipment such as washers and dryers, tunnel systems and coin-operated machines, many of which are designed to reduce utility and water consumption. Finishing equipment distributed by the Company includes sheet feeders, flatwork ironers, automatic sheet folders, and stackers. Material handling equipment distributed by the Company includes conveyor and rail systems. Mechanical equipment distributed by the Company includes boilers, hot water/steam systems and air compressors.

The dry cleaning equipment distributed by the Company includes commercial dry cleaning machines, most of which, including the Company’s proprietary Green Jet® dry-wetcleaning machine, are designed to be environmentally friendly as they do not use perchloroethylene (“Perc”) in the dry cleaning process, thereby eliminating the health and environmental concerns that Perc poses to customers and their landlords. This line of products also includes garment presses, finishing equipment, sorting and storage conveyors and accessories.

Boiler products consist of high efficiency, low emission steam boilers, steam systems and hot water systems that are used in the laundry and dry cleaning industry for temperature control, heating, pressing and de-wrinkling, and in the healthcare industry, food and beverage industry, HVAC industry and in other industrial markets for sterilization, product sealing and other purposes.

The Company also sells replacement parts and accessories for the products it sells and provides maintenance services to its customers.

The Company seeks to position and price the products that it sells to appeal to customers in each of the high-end, mid-range and value-priced markets, as the products are generally offered in a wide range of price points to address the needs of a diverse customer base. Suggested prices for most of the Company’s equipment range from approximately $5,000 to $1,000,000. The Company believes that the portfolio of products that it sells affords the Company’s customers a “one-stop shop” for commercial and industrial laundry and dry cleaning machines, boilers and accessories and that, as a result, the Company is better able to attract and support potential customers who can choose from the Company’s broad product line. The products and parts sold by the Company and the maintenance services provided by the Company accounted for approximately 99% of the Company’s revenues for the fiscal year ended June 30, 2016 (sometimes referred to herein as “fiscal 2016”) and approximately 98% of the Company’s revenues for the fiscal year ended June 30, 2015 (sometimes referred to herein as “fiscal 2015”).

Buy-and-Build Growth Strategy

In addition to organic growth, the Company’s current business strategy also includes the consideration and pursuit of acquisitions and other strategic transactions that would complement the Company’s existing business or that might otherwise offer growth opportunities for the Company. In connection therewith, the Company intends to seek to identify and acquire what the Company believes are well-run businesses and help build them through certain initiatives, which may include investments in new locations, additional product lines, expanded service capabilities and advanced technologies. There is no assurance that the Company’s buy-and-build growth strategy will be successful.

On September 7, 2016, the Company entered into an Asset Purchase Agreement with Western State Design, LLC, a California limited liability company (“Western State Design”), and its members, Dennis Mack and Tom Marks (collectively, the “Selling Group”), pursuant to which the Company, indirectly through a newly formed wholly owned subsidiary, has agreed to acquire substantially all of the assets and assume certain liabilities of Western State Design (the “Western State Design Acquisition”). The total consideration for the Western State Design Acquisition will be equal to $28,000,000, consisting of (i) cash consideration of $18,000,000 (subject to certain net working capital and other adjustments) and (ii) 2,044,990 shares of the Company’s common stock, which amount is equal to the quotient of $10,000,000 divided by the average closing price per share of the Company’s common stock on the NYSE MKT for the 10 trading days immediately prior to the date of the Asset Purchase Agreement (the “Average Common Stock Price”). Pursuant to the rules of NYSE MKT, the Company may not issue shares representing more than 19.9% of the total number of shares of the Company’s common stock outstanding at the time of closing without stockholder approval. Accordingly, at the closing of the Western State Design Acquisition, the Company will issue shares representing 19.9% of the total number of outstanding shares of the Company’s common stock. The issuance of the balance of the shares issuable in connection with the Western State Design Acquisition will require the approval of the Company’s stockholders. The Company has agreed to seek stockholder approval of such issuance. If the Company does not obtain stockholder approval of the issuance or otherwise issue the additional shares on or prior to the six-month anniversary after the date of the closing of the Western State Design Acquisition, then the Company will be required to make a cash payment in an amount equal to the number of shares not issued multiplied by the Average Common Stock Price.

In connection with the financing of the Western State Design Acquisition, the Company entered into a Securities Purchase Agreement with Symmetric Capital II LLC (“Symmetric Capital II”), a company controlled by Henry M. Nahmad, the Manager of Symmetric Capital II and the Chairman, Chief Executive Officer, President and controlling stockholder of the Company. Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell to Symmetric Capital II in a private placement transaction (the “Private Placement”) an aggregate of 1,290,323 shares (the “Private Placement Shares”) of the Company’s common stock for a total purchase price of approximately $6,000,000. The Company will use the proceeds from the Private Placement to fund a portion of the cash consideration to be paid in connection with the Western State Design Acquisition. Subject to certain closing conditions, including a financing condition and the approval by the NYSE MKT of the listing of the Private Placement Shares, the closing of the Private Placement is expected to occur immediately prior to the closing of the Western State Design Acquisition.

In addition, the Company has obtained a debt financing commitment from Wells Fargo Bank, National Association (“Wells Fargo”), for senior secured financing facilities in the maximum aggregate amount of up to $20,000,000, approximately $12,000,000 of which the Company intends to use to finance the balance of the cash consideration to be paid in connection with the Western State Design Acquisition not funded by the net proceeds of the Private Placement. The financing facilities are subject to the negotiation of mutually acceptable definitive documentation, which will include customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default. Additionally, Wells Fargo’s obligation to provide the debt financing is subject to a number of customary closing conditions, including consummation of the Western State Design Acquisition in accordance with the terms of the Asset Purchase Agreement.

Closing of the Western State Design Acquisition is subject to certain closing conditions, including, but not limited to, (i) the Company obtaining, on terms and conditions acceptable to the Company, satisfactory debt and equity financing sufficient to fund the cash consideration; (ii) the approval by the NYSE MKT of the listing of the shares to be issued at the closing of the Western State Design Acquisition; (iii) the accuracy of the representations and warranties of the parties; and (iv) the parties’ performance and compliance in all material respects with the agreements and covenants contained in the Asset Purchase Agreement. In addition, closing of the Western State Design Acquisition is conditioned upon the members of the Selling Group entering into a Stockholders Agreement with Symmetric Capital II and certain of its affiliates, including Mr. Nahmad, pursuant to which, among other things, the members of the Selling Group will agree to vote all of the shares of the Company’s Common Stock owned by them at any time during the term of the Stockholders Agreement as directed by the Manager of Symmetric Capital II and grant to the Manager of Symmetric Capital II an irrevocable proxy and power of attorney in furtherance thereof. As previously described, Mr. Nahmad is the Manager of Symmetric Capital II.

There is no assurance that the Western State Design Acquisition will be completed on the contemplated terms, when anticipated, or at all.

Customers and Markets

The Company’s customer base consists of approximately 1,600 customers in the United States, the Caribbean and Latin America. The Company’s commercial and industrial laundry equipment and boilers are sold primarily to laundry plants, hotels, motels, cruise lines, hospitals, hospital combines, nursing homes, government institutions, distributors and specialized users. Dry cleaning equipment is sold primarily to independent and franchise dry cleaning stores, chains and higher-end hotels. Sales to one customer accounted for approximately 12% of the Company’s revenues for fiscal 2016.

Sales, Marketing and Customer Support

The laundry and dry cleaning equipment products and boilers marketed by the Company are sold to its customers in the United States, the Caribbean and Latin America, as well as customers of its DRYCLEAN USA® licensing subsidiary. The Company employs sales persons to market its proprietary and distributed products in the United States, the Caribbean and Latin America. A substantial portion of sales orders for equipment and replacement parts and accessories are obtained by telephone, e-mail and fax inquiries originated by the customer or by the Company, and significant repeat sales are derived from existing customers. The Company supports product sales through its website and by advertising in trade publications, participating in trade shows and engaging in regional promotions and sales incentive programs.

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

The Company trains its employees to provide service and customer support. The Company uses in-person classroom training, instructional videos and vendor sponsored seminars to educate employees about product information. In addition, the Company’s technical staff has prepared training manuals, written in English and Spanish, relating to specific training procedures. The Company’s technical personnel are retrained as the Company believes to be necessary as new technology is developed.

Foreign Sales

For fiscal 2016 and fiscal 2015, export revenues, principally to the Caribbean and Latin America, totaled approximately $4.6 million and $8.5 million, respectively, substantially all of which related to commercial and industrial laundry and dry cleaning equipment and boilers.

All of the Company’s export sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Sources of Supply

The Company purchases laundry, dry cleaning machines, boilers and other products from a number of manufacturers and suppliers. Three of these manufacturers accounted for approximately 34%, 24% and 10%, respectively, of the Company’s purchases for fiscal 2016, and two manufacturers each accounted for approximately 27% of the Company’s purchases for fiscal 2015. The major manufacturers of the products sold by the Company are Pellerin Milnor Corporation, Chicago Dryer Company, Alliance Laundry Systems, LLC, Cleaver Brooks Inc., E-Tech Inc., Fulton Thermal Corp., and Unipress Corporation. While the Company has contracts with only a few of the manufacturers and suppliers of the products which the Company sells, the Company has established long-standing relationships with most of its manufacturers and suppliers. The Company has not historically experienced difficulty in purchasing products it distributes and believes that it has good working relationships with its manufacturers and suppliers. The Company further believes that such relationships provide the Company with certain competitive advantages, including exclusivity for certain products in certain areas and, in certain cases, favorable prices and terms. However, there is no assurance that the Company will maintain its relationships with any of its suppliers, and the loss of certain of these relationships, including the loss of a relationship with one of the Company’s principal suppliers, could adversely affect the Company’s business and results.

Due to special options and features on most of the larger and more expensive equipment ordered by customers, in most instances, the Company purchases the equipment sold by it after its receipt of orders from its customers. However, the Company also maintains an inventory of more standardized and smaller-sized equipment that often requires more rapid delivery to meet customer needs.

Competition

The commercial and industrial laundry, dry cleaning equipment and boiler distribution business is highly competitive and fragmented, with over 100 full-line or partial-line equipment distributors in the United States. The Company’s management believes that no one distributor has a major share of the market; substantially all distributors are independently owned; and, with the exception of several regional distributors, distributors operate primarily in local markets. In Florida, the Company’s principal domestic market, the Company’s primary competition is from a number of full-line distributors and several manufacturers, which sell direct to the customer. In the export market, the Company competes with distributors and manufacturers as well. Competition is based primarily on price, product quality, and delivery and support services provided to the customer. In all geographic areas, the Company seeks to compete by offering an extensive product selection, value-added services, such as product inspection and quality assurance, a toll-free customer support line and technical website, reliability, warehouse location, price, competitive special features and, with respect to certain products, exclusivity from the manufacturer.

The Company also faces competition from several franchisors and turn-key suppliers of dry cleaning stores, primarily on the basis of trademark recognition and reputation, in connection with its licensing operations and its activities related to the design and planning of turn-key dry cleaning establishments for its customers.

Research and Development

The Company’s research and development efforts and expenses are generally immaterial as most of the Company’s products are distributed for manufacturers that perform their own research and development.

Patents and Trademarks

The Company is the owner of United States service mark registrations for the names EnviroStar®, Aero-Tech®, and Green Jet®, which are used in connection with its laundry and dry cleaning equipment, and for the name DRYCLEAN USA®, which is licensed by it to retail dry cleaning establishments. The Company intends to use and protect these or related service marks, as necessary.

Compliance with Environmental and Other Government Laws and Regulations

Over the past several decades, federal, state and local governments in the United States and various other countries have enacted environmental protection laws in response to public concerns about the environment, including with respect to Perc, the primary cleaning agent historically used in the commercial and industrial dry cleaning process. A number of industries, including the commercial and industrial dry cleaning and laundry equipment industries, are subject to these evolving laws and implementing regulations. As a supplier to the industry, the Company serves customers who are primarily responsible for compliance with environmental regulations. Among the United States federal laws that the Company believes are applicable to the industry are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which provides for the investigation and remediation of hazardous waste sites; the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), which regulates the generation and transportation of hazardous waste as well as its treatment, storage and disposal; and the Occupational Safety and Health Administration Act (“OSHA”), which regulates exposure to toxic substances and other health and safety hazards in the workplace. Most states and a number of localities have laws that regulate the environment, which are at least as stringent as the federal laws. In Florida, for example, in which a significant amount of the Company’s dry cleaning and laundry equipment sales are made, environmental matters are regulated by the Florida Department of Environmental Protection, which generally follows the United States government’s Environmental Protection Agency’s (“EPA”) policy with respect to the implementation of CERCLA and RCRA, and closely adheres to OSHA’s standards.

The Company does not believe that compliance with federal, state and local environmental and other laws and regulations which have been adopted have had, or will have, a material effect on its capital expenditures, earnings or competitive position.

Employees

As of September 16, 2016, the Company had 31 employees, including 30 full-time employees. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

Item 1A. Risk Factors.

The Company’s business is subject to various risks and uncertainties, including those described below, which could adversely affect the Company’s business, financial condition, results of operations and cash flows, and the trading price of the Company’s common stock. The risks described below are not the only risks faced by the Company. Additional risks not presently known to the Company or other factors that the Company does not presently perceive to present significant risks to the Company at this time may also impair the Company’s business, financial condition, results of operations or cash flows, or the trading price of the Company’s common stock.

Acquisitions could result in operating difficulties, dilution, and other consequences that may adversely impact the Company’s business and results of operations.

Acquisitions are an important element of the Company’s growth strategy and are expected to be material to the Company’s financial condition and results of operations. The Company expects to evaluate and enter into discussions regarding acquisitions and other potential strategic transactions. However, the Company may not be successful in consummating acquisitions or other strategic transactions as expected, including in the time frame anticipated, or at all. Expenses related to the Company’s pursuit of acquisitions and other strategic transactions may be significant and will be incurred by the Company regardless of whether the underlying acquisition or other strategic transaction is ultimately consummated.

Acquisitions and the Company’s efforts with respect thereto, including efforts with respect to the integration of acquired businesses, may use significant resources, result in disruptions to the Company’s business operations, result in distractions of management and not proceed as planned, and they could expose the Company to unforeseen liabilities. These involve a number of special problems and risks, including, but not limited to:

•	difficulty integrating acquired technologies, products, services, operations, customers and personnel;
•	diversion of management’s attention;
•	strain on managerial and operational resources as management tries to oversee larger operations;
•	difficulty implementing and maintaining effective internal control over financial reporting at the acquired businesses; and
•	exposure to unforeseen liabilities of the acquired businesses.

As a result of these or other problems and risks, businesses the Company may acquire may not produce the revenues, earnings, cash flows or business synergies anticipated, and the acquired businesses may not perform as expected. As a result, the Company may incur higher costs and realize lower revenues and earnings than anticipated. The Company may not be able to successfully address these problems, integrate any acquired businesses or generate sufficient revenue to offset the associated costs or other negative effects on its business.

In addition, acquisitions could also result in dilutive issuances of the Company’s equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm the Company’s financial condition or results.

Further, businesses that grow rapidly often have difficulty managing their growth.  If the Company is successful in growing through acquisitions, such growth may place significant demands on management, as well as on the Company’s accounting, financial, information and other systems and on the Company’s business.  Management may not be able to manage the Company’s growth effectively or successfully, and the Company’s financial, accounting, information and other systems may not be able to successfully accommodate the Company’s growth.

The proposed acquisition of Western State Design may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks relating to the transaction.

As previously described, on September 7, 2016, the Company entered into an Asset Purchase Agreement with Western State Design and its members, pursuant to which the Company, indirectly through a newly formed wholly owned subsidiary, has agreed to acquire substantially all of the assets and assume certain liabilities of Western State Design. The total consideration for the Western State Design Acquisition will be equal to $28,000,000, consisting of (i) cash consideration of $18,000,000 (subject to certain net working capital and other adjustments) and (ii) 2,044,990 shares of the Company’s common stock. In addition, in connection with the financing of the Western State Design Acquisition, the Company entered into a Securities Purchase Agreement with Symmetric Capital II, a company controlled by Henry M. Nahmad, the Manager of Symmetric Capital II and the Chairman, Chief Executive Officer, President and controlling stockholder of the Company. Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell to Symmetric Capital II in a Private Placement an aggregate of 1,290,323 shares of the Company’s Common Stock for a total purchase price of approximately $6,000,000. Subject to certain closing conditions, including a financing condition and the approval by the NYSE MKT of the listing of the Private Placement Shares, the closing of the Private Placement is expected to occur immediately prior to the closing of the Western State Design Acquisition. Accordingly, the Company expects to issue a total of 3,335,313 shares of its common stock in connection with the Western State Design Acquisition and the Private Placement. Based on the number of shares of the Company’s common stock currently outstanding, the issuance of shares in connection with the Western State Design Acquisition and the Private Placement would result in an approximately 47% increase in the total number of shares of the Company’s common stock immediately and therefore would result in substantial dilution to the Company’s stockholders. Further, closing of the Western State Design Acquisition is conditioned upon the members of the Selling Group entering into a Stockholders Agreement with Symmetric Capital II and certain of its affiliates, including Mr. Nahmad, pursuant to which, among other things, the members of the Selling Group will agree to vote all of the shares of the Company’s Common Stock owned by them at any time during the term of the Stockholders Agreement as directed by Mr. Nahmad, as the Manager of Symmetric Capital II, and grant to Mr. Nahmad, as the Manager of Symmetric Capital II, an irrevocable proxy and power of attorney in furtherance thereof. Accordingly, Mr. Nahmad, who currently has voting power over approximately 50.3% of the outstanding shares of the Company’s Common Stock, will, as the Manager of Symmetric Capital II, have voting power over all of the shares of the Company’s Common Stock issued in connection with the Western State Design Acquisition and the Private Placement, and the transactions will therefore increase Mr. Nahmad’s voting power with respect to the Company. See the risk factor captioned “Henry M. Nahmad may be deemed to control the Company” below for risks related to Mr. Nahmad’s control position with respect to the Company.

Closing of the Western State Design Acquisition is also subject to certain other closing conditions, including, but not limited to, (i) the Company obtaining, on terms and conditions acceptable to the Company, satisfactory debt and equity financing sufficient to fund the cash consideration; (ii) the approval by the NYSE MKT of the listing of the shares to be issued at the closing of the Western State Design Acquisition; (iii) the accuracy of the representations and warranties of the parties; and (iv) the parties’ performance and compliance in all material respects with the agreements and covenants contained in the Asset Purchase Agreement. There is no assurance that the Western State Design Acquisition will be completed on the contemplated terms, when anticipated, or at all, or that, if completed, the Western State Design Acquisition will have a positive impact on the Company or its business, operating results or financial condition.

Further, as previously described, the Company has obtained a debt financing commitment from Wells Fargo for senior secured financing facilities in the maximum aggregate amount of up to $20,000,000, approximately $12,000,000 of which the Company intends to use to finance the balance of the cash consideration to be paid in connection with the Western State Design Acquisition not funded by the net proceeds of the Private Placement. See the risk factor captioned “The Company’s indebtedness may impact its financial condition and results of operations, and the terms of the Company’s indebtedness may limit its activities” below for risks related to the Company’s indebtedness.

If the Company fails to collect its accounts receivable or is required to increase its allowance for doubtful accounts, its operating results could be materially adversely affected.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of June 30, 2016, the Company’s accounts receivable were approximately $2.0 million, and its allowance for doubtful accounts was approximately $160,000. Accounts and trade notes receivable due from two customers accounted for 33% of the Company’s accounts and trade notes receivable at June 30, 2016. There is no assurance that the Company will collect its outstanding accounts receivable or that its allowance for doubtful accounts will be adequate. The failure to collect outstanding receivables could have a material adverse effect on the Company’s business, prospects, operating results or financial condition. Further, if the Company is required to make additional allowances, including, without limitation, in the event the financial condition of the Company’s customers was to deteriorate and, for that reason or based on other factors, their ability to make required payments was impaired, then the Company’s operating results for the period in which the determination or allowance is or was made would be adversely affected.

The Company’s indebtedness may impact its financial condition and results of operations, and the terms of the Company’s indebtedness may limit its activities.

The Company’s level of indebtedness may have several important effects on the Company’s operations, including, without limitation, that the Company may be required to use a portion of its cash flow for the payment of principal and interest due on outstanding indebtedness, that outstanding indebtedness and the Company’s leverage position will increase the impact on the Company of negative changes in general economic and industry conditions, as well as competitive pressures, and that the Company’s ability to obtain additional financing for acquisitions, working capital or other corporate purposes may be impacted.

The Company has a revolving line of credit facility pursuant to which the Company may borrow up to $2,250,000. Borrowings under the credit facility bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate. Accordingly, if interest rates increase, then the amount of the interest payments on any outstanding indebtedness under the credit facility or any other floating rate debt the Company may incur in the future will also increase. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the assets of the Company and its subsidiaries. The loan agreement pursuant to which the revolving line of credit has been made available to the Company requires maintenance of certain fixed charge coverage and leverage ratios and contains other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The credit facility will expire on, and the maturity date for borrowings under the credit facility is, November 1, 2016. While the Company anticipates that it will seek to extend the credit facility, the Company may not be successful in doing so or entering into an additional or replacement facility, in each case, on acceptable terms, or at all. No amounts were outstanding under the credit facility at June 30, 2016.

The Company also expects to seek debt financing in connection with its pursuit of acquisitions as part of its buy-and-build growth strategy. As previously described, in connection with the financing of the Western State Design Acquisition, the Company has obtained a debt financing commitment from Wells Fargo for senior secured financing facilities in the maximum aggregate amount of up to $20,000,000. In addition, the Company may seek to incur additional debt financing as determined to be appropriate by management. In connection therewith, the Company may seek to increase its current credit facility and/or enter into new credit facilities or other financing arrangements with lenders. However, the Company may not be able to increase its credit facility or otherwise incur additional debt on acceptable terms, or at all, including in the event additional funds are necessary to consummate an acquisition or support the Company’s business operations.

The products the Company sells could fail to perform according to specification or prove to be unreliable, which could damage the Company’s customer relationships and industry reputation and result in lawsuits and loss of sales.

The Company’s customers require demanding specifications for product performance and reliability. Product defects or other failures to perform to specifications or as expected could result in higher service costs and may damage the Company’s customer relationships and industry reputation and/or otherwise negatively impact the Company’s sales and business. Further, the Company may be subject to lawsuits if any of the products it distributes fails to operate properly or causes property or other physical damage.

The Company’s business and results may be adversely affected if the Company does not maintain its relationships with its significant suppliers or customers.

The Company purchases the products it distributes from a number of manufacturers and suppliers. Three of these manufacturers accounted for a total of approximately 68% of the Company’s product purchases for fiscal 2016, and two manufacturers accounted for a total of approximately 54% of the Company’s product purchases for fiscal 2015. While the Company has not historically experienced difficulty in purchasing products it distributes, and believes it has good working relationships with the manufacturers or suppliers from which the Company purchases its products, if such relationships deteriorate or the Company is unable to maintain such relationships, including with any of the three manufacturers referred to above, the Company’s business and results could be materially and adversely impacted. Further, while the Company has contracts with two of the three significant manufacturers referred to above, it does not have a contract with the third significant manufacturer or with several of the other manufacturers and suppliers of the products it distributes, and in such cases, the Company has no contractual basis for maintaining its relationships with the manufacturers and suppliers. Further, third parties may not comply with the terms of any agreements to which the Company is a party or may choose to terminate such agreements, allow such agreements to expire or seek to revise the agreements on terms which are less favorable to the Company than the prevailing terms, any of which could materially and adversely impact the Company’s business and results.

In addition, while the Company sells its products to various users, including independent and franchise dry cleaning stores and chains, laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions, coin laundry stores and distributors, sales to one customer accounted for approximately 12% of the Company’s revenues for fiscal 2016. The Company’s operating results and financial condition could be materially adversely impacted if the Company loses such significant customer, fails to meet its customers’ expectations or otherwise realizes a decrease in its sales.

The Company faces substantial competition.

The commercial and industrial laundry, dry cleaning equipment and boiler distribution business is highly competitive and fragmented, with over 100 full-line or partial-line equipment distributors in the United States. The Company’s management believes that no one distributor has a major share of the market; substantially all distributors are independently owned; and, with the exception of several regional distributors, distributors operate primarily in local markets. In Florida, the Company’s principal domestic market, the Company’s primary competition is from a number of full line distributors and several manufacturers, which sell direct to the customer. In the export market, the Company competes with distributors and manufacturers. The Company also faces competition from several franchisors and turn-key suppliers of dry cleaning stores, primarily on the basis of trademark recognition and reputation, in connection with its licensing operations and its activities related to the design and planning of turn-key dry cleaning establishments for its customers. Certain of the Company’s competitors have greater financial and other resources than the Company. In addition, some of the Company’s competitors may have less indebtedness than the Company, and therefore more of their cash may be potentially available for business purposes other than debt service. The Company’s results and financial condition would be materially and adversely impacted if the Company is unable to compete effectively. Further, the Company may not be able to operate profitably if the competitive environment changes.

Inability to protect the Company’s service marks and other proprietary rights could adversely impact the Company’s competitive position.

The Company is the owner of United States service mark registrations for the names EnviroStar®, Aero-Tech®, and Green Jet®, which are used in connection with the Company’s laundry and dry cleaning equipment, and for the name DRYCLEAN USA®, which is licensed by the Company to retail dry cleaning establishments. While the Company intends to and has taken steps to protect its service marks and other proprietary rights, the Company may not be successful in doing so and third parties may infringe or misappropriate the Company’s intellectual property and proprietary rights. Any infringement or misappropriation of the Company’s intellectual property and proprietary rights could damage their value and could have a material adverse effect on the Company’s business, results and financial condition. Further, the Company may have to engage in litigation to protect the rights to its intellectual property and proprietary rights, which could result in significant litigation expenses and require a significant amount of management's time.

Damages to or disruptions at the Company’s facilities could adversely impact the Company’s business, operating results and financial condition.

The Company’s executive offices and the main distribution center for the products it distributes are housed in two leased adjacent facilities totaling approximately 38,000 square feet in Miami, Florida, which is an area subject to hurricane casualty and flood risk. Although the Company has certain limited protection afforded by insurance, the Company’s business, earnings and financial condition could be materially adversely affected in the event of a major windstorm or flooding.

The Company faces risks associated with environmental and other regulation.

The Company’s business and operations are subject to federal, state, local and foreign environmental and other laws and regulations, including environmental laws governing the discharge of pollutants, the handling, generation, storage and disposal of hazardous materials, substances, and wastes and the cleanup of contaminated sites. The Company may not remain in compliance with all applicable laws and regulations and could be required to incur significant costs as a result of violations of, liabilities under, or efforts to comply with, applicable laws and regulations. In addition, violations may have other adverse implications for the Company, including negative public relations and potential litigation. Further, the Company may incur significant compliance costs in the event of changes to the laws and regulations applicable to the Company.

The Company faces risks related to its foreign operations.

For the fiscal year ended June 30, 2016, export revenues totaled approximately $4.6 million, which represented approximately 12.9% of the Company’s total revenues for such fiscal year. These export revenues related principally to the Company’s sales of commercial and industrial laundry and dry cleaning equipment and boilers activities to the Caribbean and Latin America. All of the Company’s export sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Further, conducting an international business inherently involves a number of difficulties, risks and uncertainties, such as:

•	export and trade restrictions,
•	inconsistent and changing regulatory requirements,
•	tariffs and other trade barriers,
•	cultural issues,
•	problems in collecting accounts receivable,
•	political instability,
•	local economic downturns, and
•	potentially adverse tax consequences.

Any of the above factors may materially and adversely affect the Company’s business, prospects, operating results or financial condition.

Henry M. Nahmad may be deemed to control the Company.

Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, is the Manager and President of Symmetric Capital LLC (“Symmetric”) and may be deemed to control Symmetric. Symmetric owns 2,838,194 shares of the Company’s common stock, which represents approximately 40.4% of the total number of issued and outstanding shares of the Company’s common stock. In addition, Symmetric and Mr. Nahmad are parties to a Stockholders Agreement with Michael S. Steiner, the Company’s Chief Operating Officer and Executive Vice President, and Robert M. Steiner, Mr. Michael Steiner’s brother. Pursuant to such Stockholders Agreement, each of Mr. Michael Steiner and Mr. Robert Steiner (who as of the date of filing of this Report hold 600,100 shares of the Company’s common stock and 100,000 shares of the Company’s common stock, respectively) agreed to vote all shares of the Company’s common stock owned by them at any time during the term of the Stockholders Agreement as directed by Mr. Nahmad, as the Manager of Symmetric, and have granted to Mr. Nahmad, as the Manager of Symmetric, an irrevocable proxy and power of attorney in furtherance thereof. The Stockholders Agreement also contains, among other things, (i) a right of first refusal held by Symmetric with respect to proposed sales of shares of the Company’s common stock by Mr. Michael Steiner or Mr. Robert Steiner and (ii) a special call right which, in the event of Mr. Michael Steiner’s death or Disability (as defined in the Stockholders Agreement) during the term of the Stockholders Agreements, would entitle Symmetric (or its assignee) to purchase all of the shares of the Company’s common stock held by Mr. Michael Steiner and Mr. Robert Steiner at the then-prevailing fair market value. The Stockholders Agreement will expire in March 2020, unless earlier terminated at Symmetric’s election or under certain other limited circumstances.

Including the shares of the Company’s common stock owned by Symmetric and the shares of the Company’s common stock over which Mr. Nahmad, as the Manager of Symmetric, may be deemed to have voting power as a result of the Stockholders Agreement described above, Mr. Nahmad, as the Manager of Symmetric, may be deemed to have voting power over a total of approximately 50.3% of the issued and outstanding shares of the Company’s common stock. Under the Company’s Bylaws, except with respect to the election of directors (which requires a plurality vote), with respect to any matter put to a vote of the Company’s stockholders, the affirmative vote of a majority of the shares of the Company’s common stock represented at a meeting, in person or by proxy, and entitled to vote on the matter is required to approve the matter, unless a greater percentage is required by applicable law. Consequently, Mr. Nahmad, as the Manager of Symmetric, without the consent of any other stockholders of the Company, can approve actions that require stockholder approval and elect directors acceptable to him. Mr. Nahmad’s interests may conflict with the interests of the Company’s other stockholders.

See also the risk factor captioned “The proposed acquisition of Western State Design may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks relating to the transaction” above for information regarding the increased voting power that Mr. Nahmad is expected have with respect to the Company if the Western State Design Acquisition and Private Placement are consummated.

The Company’s success depends on key personnel, the loss of whom could harm the Company’s business, operating results and financial condition.

The Company’s business is dependent on the active participation of its executive officers, including, without limitation Henry M. Nahmad and Michael S. Steiner. The loss of the services of any of these individuals could adversely affect the Company business and future prospects. In addition, the Company’s success is dependent on its ability to retain and attract additional qualified management and other personnel. Competition for such talent is intense, and the Company may not be successful in attracting and retaining such personnel.

The Company’s common stock has a limited trading volume, and the market price of the Company’s common stock may be volatile.

The Company’s common stock is listed and traded on the NYSE MKT. Because, as described above, Symmetric owns approximately 40.4% of the issued and outstanding shares of the Company’s common stock and has a right of first refusal over an additional approximately 9.9% of the issued and outstanding shares of the Company’s common stock, the Company has a limited non-affiliate market capitalization. As a result, the Company’s common stock has a limited trading volume, which may make it more difficult for stockholders to sell their shares, and which may make the trading price of the Company’s common stock subject to price volatility.

The issuance of preferred stock and common stock, and the Company’s Board of Directors authority to approve issuances of preferred stock and common stock, could adversely affect the Company’s stockholders and have an anti-takeover effect.

The Company’s Board of Directors is authorized under the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to approve the issuance by the Company of up to 200,000 shares of preferred stock, and to designate the relative rights, preferences and limitations of any preferred stock so issued, in each case, without any further action on the part of the Company’s stockholders. Currently, no shares of preferred stock are outstanding. In the event that the Company issues preferred stock in the future that has preference over the Company’s common stock with respect to payment of dividends or upon liquidation, dissolution or winding up of the Company, the rights of holders of shares of the Company’s common stock may be adversely affected. In addition, the Company is authorized under its Certificate of Incorporation to issue 15,000,000 shares of common stock, and currently has 7,033,732 shares outstanding. Subject to applicable law and the rules and regulations of the NYSE MKT, the Company’s Board of Directors (or a committee thereof, in the case of shares issued under the Company’s 2015 Equity Incentive Plan (the “Plan”)) has the power to approve the issuance of any authorized but unissued shares of the Company’s common stock, and any such issuances, including, without limitation, those under the Plan or pursuant to any acquisitions consummated by the Company or in connection with the financing thereof, would result in dilution to the Company’s stockholders. As previously described, the Company expects to issue a total of 3,335,313 shares of its Common Stock in connection with the Western State Design Acquisition and the Private Placement. Based on the number of shares of the Company’s common stock currently outstanding, the issuance of shares in connection with the Western State Design Acquisition and the Private Placement would result in an approximately 47% increase in the total number of shares of the Company’s common stock immediately and therefore would result in substantial dilution to the Company’s stockholders.

The above-described provisions of the Company’s Certificate of Incorporation, as well as Mr. Nahmad’s control position with respect to the Company, could also delay, defer or prevent a change of control of the Company or its management, and could limit the price that investors are willing to pay in the future for shares of the Company’s common stock.

Litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and operating results.

The Company may from time to time become subject to litigation and other legal proceedings relating to its business and operations. Litigation and other legal proceedings may require the Company to incur significant expenses, including those relating to legal and other professional fees. In addition, litigation and other legal proceedings are inherently uncertain, and adverse outcomes in litigation or other legal proceedings could adversely affect the Company’s financial condition, cash flows, and operating results.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse effect on the Company’s business, financial position and operating results.

The consolidated financial statements included in the periodic reports the Company files with the Securities and Exchange Commission, including those included as part of this Report, are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including goodwill and other intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the recoverability of intangible assets pursuant to applicable accounting guidance. If any estimates, judgments or assumptions change in the future, the Company may be required to record additional expenses or impairment charges, which would be recorded as a charge against earnings, and any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income, any of which could have a material adverse effect on the Company’s financial position and operating results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s executive offices and the main distribution center for its products are housed in two adjacent leased facilities totaling approximately 38,000 square feet in Miami, Florida. The Company believes its facilities are in satisfactory condition and are adequate for its present and anticipated future needs.

The following table sets forth certain information concerning the leases at these facilities:

Facility	Approximate Sq. Ft.	Expiration
Miami, Florida (1)	27,000	October 2017

Miami, Florida	11,000	December 2017 (2)

(1)	This facility is leased from 290 NE 68 Street, LLC, an affiliate of Michael S. Steiner. Mr. Steiner is a director and Executive Vice President and Chief Operating Officer of the Company. See “Transactions with Related Parties” under Part II, Item 7 of this Report for additional information regarding this lease.

(2)	The Company has one three-year renewal option.

Item 3. Legal Proceedings.

From time to time, the Company is involved in legal and regulatory claims and proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of legal or regulatory proceedings, any losses resulting from any pending proceedings would not be expected to have a material adverse impact on the Company’s financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NYSE MKT under the symbol “EVI.” The following table sets forth the high and low per share sales prices of the Company’s common stock on the NYSE MKT for the periods reflected below.

	High	Low
Fiscal 2016
First Quarter	$5.65	$3.80
Second Quarter	4.50	3.05
Third Quarter	4.17	3.00
Fourth Quarter	4.18	3.05
Fiscal 2015
First Quarter	$3.31	$2.20
Second Quarter	3.07	2.26
Third Quarter	2.98	2.17
Fourth Quarter	4.50	2.83

As of September 16, 2016, there were approximately 257 holders of record of the Company’s common stock.

The following table sets forth information concerning cash dividends declared by the Company’s Board of Directors during the last two fiscal years.

Declaration Date	Record Date	Payment Date	Per Share Amount
November 14, 2014	December 5, 2014	December 19, 2014	$0.20
November 13, 2015	December 4, 2015	December 18, 2015	$0.20

As described in further detail under “Liquidity and Capital Resources” in Part II, Item 7 of this Report, the Company has a revolving line of credit facility with a commercial bank pursuant to which the Company may borrow up to $2,250,000. The Company may not declare or pay any dividends which would cause the Company to fail to be in compliance with the fixed charge coverage ratio or ratio of total liabilities to tangible net worth required to be maintained by the Company pursuant to the terms of the credit facility. The dividends declared and paid by the Company during 2014 and 2015 did not trigger a default of these covenants. The Company’s management does not believe that such covenants currently materially limit the

Company’s ability to pay dividends or are reasonably likely to materially limit the Company’s ability to pay dividends in the future. However, the future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined by the Company’s Board of Directors in light of the Company’s then-current financial condition and liquidity needs, and other factors deemed relevant by the Company’s Board of Directors. There is no assurance that the Company will pay dividends on its common stock in the future.

See Part III, Item 12 of this Report for information regarding securities authorized for issuance under the Company’s equity compensation plan.

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in Item 8 of this Report.

Overview

During fiscal 2016, the Company generated revenues totaling approximately $36.0 million, an increase of 17.1% over the Company’s revenues for fiscal 2015. The Company’s net earnings for fiscal 2016 increased approximately 4.1% over fiscal 2015 to approximately $1.7 million. The increases in revenues and net earnings were primarily attributable to an increase in domestic sales, partially offset by a decrease in foreign sales.

The Company had cash and cash equivalents of approximately $3.9 million at each of June 30, 2016 and 2015. The Company’s cash position remained relatively flat despite the Company’s payment of a special dividend totaling approximately $1.4 million during December 2015.

Inventories at June 30, 2016 decreased by 6.5% compared to inventories at June 30, 2015. The reduction in inventories was primarily due to large shipments made at the end of fiscal 2016.

Liquidity and Capital Resources

For the fiscal year ended June 30, 2016, cash increased by an immaterial amount compared to a decrease in cash of approximately $5.3 million during fiscal 2015.

The following table summarizes the Company’s Consolidated Statements of Cash Flows:

	Fiscal Years Ended June 30,
Net cash (used) provided by:	2016	2015
Operating activities	$1,441,234	$(3,850,599)
Investing activities	$(1,563)	$(58,021)
Financing activities	$(1,406,746)	$(1,406,746)

For the fiscal year ended June 30, 2016, operating activities provided cash of approximately $1.4 million compared to approximately $3.9 million of cash used by operating activities in fiscal 2015.

The cash provided by operating activities during fiscal 2016 was primarily due to the Company’s net earnings of approximately $1.7 million. Also contributing to the cash provided by operating activities for fiscal 2016 was an increase in accounts payable and accrued expenses of approximately $1.5 million representing equipment received by the Company but not yet due for payment and a reduction in inventories of approximately $186,000, primarily due to large shipments made from the Company’s backlog at the end of fiscal 2016. In addition, income tax refunds provided cash of approximately $136,000. An increase of approximately $337,000 in accrued employee expenses, mostly due to accrued sales commissions attributable to increased sales but not yet due for payment, also positively impacted the Company’s cash position at June 30, 2016. These increases in cash were partially offset by a decrease in customer deposits of approximately $1.3 million as shipments were made from the Company’s backlog and an increase in vendor deposits of approximately $803,000 due to deposits made to the Company’s vendors for specialized equipment on order. An increase in other assets used cash of approximately $516,000 which is mainly due to an approximately $470,000 vendor receivable resulting from a customer paying the vendor directly.

The cash used by operating activities during fiscal 2015 was primarily attributable to an approximately $3.3 million reduction in accounts payable and accrued expenses as invoices from fiscal 2014 became due and were paid in July 2014. Additional cash was used by an increase of approximately $1.0 million in accounts and trade notes receivable due to a large amount of shipments in June 2015, payment for which were not yet due. Cash of approximately $1.2 million was used by a reduction in customer deposits as shipments were made from the Company’s backlog. The payment of fiscal 2014 year-end bonuses and commissions used cash of approximately $283,000 decreasing accrued employee expenses. Cash was also used by an increase of approximately $135,000 in refundable income taxes as the Company over-deposited taxes during fiscal 2015. These uses of cash were partially offset by cash contributed by the Company’s net earnings of $1.7 million and a reduction of approximately $341,000 in vendor deposits mostly for specialized equipment which was received and paid for.

Investing activities used cash of approximately $1,600 and $58,000 for the fiscal years ended June 30, 2016 and 2015, respectively, in each case, for capital expenditures.

Financing activities used cash of approximately $1.4 million in each of the fiscal years ended June 30, 2016 and 2015. The cash used by financing activities in both fiscal 2016 and fiscal 2015 related to the Company’s payment of cash dividends to its stockholders.

The Company has a revolving line of credit facility pursuant to which the Company may borrow up to $2,250,000. Borrowings under the credit facility bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate. Effective November 1, 2015, the credit facility and the maturity date for borrowings under the credit facility were extended from November 1, 2015 to November 1, 2016. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the assets of the Company and its subsidiaries. No amounts were outstanding under this facility at June 30, 2016 or 2015, nor were there any amounts outstanding under this facility at any time during fiscal 2016 or 2015. The credit agreement requires maintenance of certain fixed charge coverage and total liabilities to tangible net worth ratios and contains other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at June 30, 2016 and 2015.

The Company believes that its existing cash, cash equivalents, net cash from operations, funds available under the Company’s current credity facility, and proceeds from proposed debt and equity financing arrangements will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months. See “Business - Buy-and-Build Growth Strategy” under Part I, Item 1 of this report for information regarding the $20,000,000 debt financing commitment which the Company obtained from Wells Fargo and the Securities Purchase Agreement which the Company entered into in connection with the financing of the proposed Western State Design Acquisition. The Company may also seek to raise additional funds through other issuances of equity securities, issuances of debt securities and/or the incurrence of additional secured or unsecured indebtedness, including in connection with acquisitions or other transactions consummated by the Company as part of its buy-and-build growth strategy.

Off-Balance Sheet Financing

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

	Fiscal Year Ended June 30,
	2016	2015
Net sales	$35,775,386	$30,176,957	18.6%
License fees, commissions and other income	240,255	577,613	(58.4)
Total revenues	$36,015,641	$30,754,570	17.1%

Net sales for the fiscal year ended June 30, 2016 increased by approximately $5.6 million (18.6%) over fiscal 2015, mostly due to shipments from the Company’s backlog, which included a number of large orders. Revenues for license fees, commissions and other income for fiscal 2016 decreased by approximately $337,000 (58.4%) when compared to fiscal 2015, primarily due to a reduction in cancellation, restocking and license fees received by the Company.

	Fiscal Year Ended June 30,
	2016	2015
As a percentage of net sales:
Cost of sales, net	77.7%	75.6%
As a percentage of revenues:
Selling, general and administrative expenses	15.1%	17.1%
Total expenses	92.3%	91.3%

Cost of goods sold, expressed as a percentage of sales, increased to 77.7% in fiscal 2016 from 75.6% in fiscal 2015. The decrease in gross margins was mainly due to product mix and the shipments of large orders which historically carry lower margins.

Selling, general and administrative expenses increased by approximately $152,000 (2.9%) in fiscal 2016 when compared to fiscal 2015 mainly due to increased payroll expenses associated with larger commissions due to the increase in sales. As a percentage of revenues, selling, general and administrative expenses decreased to 15.1% in fiscal 2016 from 17.1% in fiscal 2015. The decrease was attributable to the absorption of these expenses over increased revenues generated by the Company in fiscal 2016.

Interest income for fiscal 2016 decreased by approximately $2,000 (47.5%) compared to fiscal 2015, mostly due to lower lease and mortgage balances.

The Company’s effective income tax rate was 37.7% for each of the fiscal years ended June 30, 2016 and 2015.

Inflation did not have a significant effect on the Company’s operations during either of fiscal 2016 or 2015.

Transactions with Related Parties

The Company’s wholly owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014. Under the lease, which has a term of three years, monthly base rental payments were $10,275 during the first year of the lease and are $10,580 during the second year of the lease and $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The Company’s Board of Directors believes that the terms of the lease are comparable to terms that would be obtained from an unaffiliated third party for a similar property in a similar locale. Expenses under this lease, including rent and property taxes, were approximately $161,000 for each of fiscal 2016 and 2015.

The Company paid a law firm, in which a former director of the Company who retired from Board service during November 2015 is Senior Counsel, approximately $15,000 in fiscal 2016 and $83,500 in fiscal 2015, for legal services performed.

Critical Accounting Policies

Securities and Exchange Commission Financial Reporting Release No. 60 encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Management believes the critical accounting policies described below affect the significant judgments and estimates used in the preparation of the Company’s financial statements. The critical accounting policies discussed below are not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates on an ongoing basis. Estimates which may be particularly significant to the Company’s consolidated financial statements include those relating to the determination of impairment of assets, the useful life of property and equipment, the recoverability of deferred income tax assets, allowances for doubtful accounts, leases and mortgages, the carrying value of inventories and long-lived assets, the timing of revenue recognition and sales returns. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recognition of revenues and expenses and the carrying value of assets and liabilities that are not readily apparent from other sources. Assumptions and estimates may, however, prove to have been incorrect, and actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Accounts and Trade Notes Receivable

Products are generally shipped Free on Board (“FOB”) from the Company’s warehouse or drop shipped from the Company’s vendor as FOB, at which time risk of loss and title passes to the purchaser. Revenue is recognized when there is persuasive evidence of the arrangement, shipment or delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. In some cases, the Company collects non-income related taxes, including sales and use tax, from its customers and remits those taxes to governmental authorities. The Company presents revenues, net of these taxes. Shipping, delivery and handling fee income is included in revenues in the consolidated financial statements. Shipping, delivery and handling costs are included in cost of sales.

Accounts and trade notes receivable are customer obligations due under what management believes to be customary trade terms. The Company sells its products primarily to independent and franchise dry cleaning stores and chains, laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions, coin laundry stores and distributors. The Company performs continuing credit evaluations of its customers’ financial condition and, depending on the term of credit, the amount of the credit granted and management’s past history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Management reviews accounts and trade notes receivable on a regular basis to determine if any such amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible, along with a general reserve based on older aged amounts, in the Company’s overall allowance for doubtful accounts. After all of the Company’s customary attempts to collect a receivable have failed, the receivable is written off. Based on the information available to it, management believes the Company’s allowance for doubtful accounts as of June 30, 2016 is adequate. However, actual write-offs might exceed the recorded allowance.

License, Trademark and Other Intangible Assets

Licenses, trademarks, patents and trade names are stated at cost less accumulated amortization. Those assets are amortized on a straight-line basis over the estimated future periods to be benefited (10-15 years). Patents are amortized over the shorter of the patents’ useful life or legal life from the date such patents are granted. The Company reviews the recoverability of intangible assets based primarily upon an analysis of undiscounted cash flows from the intangible assets. In the event the expected future net cash flows should become less than the carrying amount of the assets, an impairment loss would be recorded in the period the determination is made based on the fair value of the related assets.

Income Taxes

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is determined that it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Significant judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowances that might be required against the deferred tax assets. Management evaluates the Company’s ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is more likely than not that the asset will not be realized.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes,” which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The Company does not believe that there are any unrecognized tax benefits related to tax positions taken on its income tax returns. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the Company’s consolidated statements of operations. The Company is subject to examination by U.S. federal and state authorities for the tax years including and subsequent to 2012.

Recently Issued Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only for annual reporting periods beginning after December 15, 2016. The Company is evaluating the impact, if any, that adopting this standard will have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”), which is designed to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard will require an entity to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the potential impact, if any, that adopting this standard will have on its consolidated financial statements.

Management believes the impact of other recently issued accounting standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is defined as the risk of loss arising from adverse changes in market valuations resulting from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company’s primary market risk is foreign currency exchange rate risk.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at June 30, 2016 or 2015.

Sales to one customer accounted for approximately 12% of the Company’s revenues for fiscal 2016. Also the accounts receivable due from two different customers accounted for a total of approximately 33% of the Company’s total accounts receivable at June 30, 2016.

In addition, the Company’s indebtedness, including any indebtedness it may incur in the future, may subject the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and indebtedness may subject the Company to covenants or restrictions on its operations and activities or on its ability to pay dividends.

The Company’s cash and cash equivalents are maintained in bank accounts, including a bank money market account, which bear interest at prevailing interest rates. At June 30, 2016 bank deposits exceeded Federal Deposit Insurance Corporation limits by approximately $3,400,000

Item 8. Financial Statements and Supplementary Data.

EnviroStar, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	25-26

Consolidated Balance Sheets at June 30, 2016 and 2015	27

Consolidated Statements of Operations for the years ended
June 30, 2016 and 2015	28

Consolidated Statements of Shareholders’ Equity for the years ended
June 30, 2016 and 2015	29

Consolidated Statements of Cash Flows for the years ended
June 30, 2016 and 2015	30

Notes to Consolidated Financial Statements	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

EnviroStar, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of EnviroStar, Inc. and Subsidiaries (the “Company”) as of June 30, 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended June 30, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and the results of their operations and cash flows for the year ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Fort Lauderdale, Florida

September 16, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

EnviroStar, Inc. and Subsidiaries:

Miami, Florida

We have audited the accompanying consolidated balance sheet of EnviroStar, Inc. and Subsidiaries (the “Company”) as of June 30, 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnviroStar, Inc. and Subsidiaries as of June 30, 2015, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mallah Furman

Fort Lauderdale, Florida

September 18, 2015

EnviroStar, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30,	2016	2015

Assets

Current assets
Cash and cash equivalents	$3,941,899	$3,908,974
Accounts and trade notes receivable, net of allowance for doubtful accounts of $160,000 and $134,000, respectively	1,832,597	1,924,517
Inventories, net	2,627,017	2,808,910
Refundable income taxes	62,063	197,764
Deferred income taxes	108,883	109,261
Vendor deposits	803,177	—
Other current assets	610,631	94,954

Total current assets	9,986,267	9,044,380
Equipment and improvements, net	135,240	188,243

Intangible assets, net	26,644	33,482

Deferred income taxes	12,606	16,667
Total assets	$10,160,757	$9,282,772

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable and accrued expenses	$2,886,708	$1,403,583
Accrued employee expenses	961,086	623,671
Deferred income	11,044	20,464
Customer deposits	1,213,079	2,479,508

Total current liabilities	5,071,917	4,527,226
Total liabilities	5,071,917	4,527,226

Commitments and contingencies	—	—

Shareholders’ equity
Preferred stock, $1.00 par value:
Authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $0.025 par value:
Authorized shares – 15,000,000; 7,065,500, shares issued, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	2,821,071	2,487,777
Treasury stock, 31,768 shares, at cost	(3,938)	(3,938)

Total shareholders’ equity	5,088,840	4,755,546
Total liabilities and shareholders’ equity	$10,160,757	$9,282,772

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended June 30,	2016	2015

Net revenues	$36,015,641	$30,754,570

Cost of sales, net of discounts	27,803,920	22,806,878
Selling, general and administrative expenses	5,420,800	5,269,247

	33,224,720	28,076,125

Operating income	2,790,921	2,678,445

Other income and expense:
Interest income	2,259	4,303

Earnings before provision for income taxes	2,793,180	2,682,748
Provision for income taxes	1,053,140	1,010,931

Net earnings	$1,740,040	$1,671,817

Net earnings per share – basic and diluted	$.25	$.24

Weighted average number of basic and diluted
common shares outstanding	7,033,732	7,033,732

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total

Balance at June 30, 2014	7,065,500	$176,638	$2,095,069	31,768	$(3,938)	$2,222,706	$4,490,475

Dividends paid ($.20 per share)	—	—	—	—	—	(1,406,746)	(1,406,746)

Net earnings	—	—	—	—	—	1,671,817	1,671,817
Balance at June 30, 2015	7,065,500	176,638	2,095,069	31,768	(3,938)	2,487,777	4,755,546
Dividends paid ($.20 per share)	—	—	—	—	—	(1,406,746)	(1,406,746)
Net earnings	—	—	—	—	—	1,740,040	1,740,040
Balance at June 30, 2016	7,065,500	$176,638	$2,095,069	31,768	$(3,938)	$2,821,071	$5,088,840

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended June 30,	2016	2015

Operating activities:
Net earnings	$1,740,040	$1,671,817
Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	61,404	58,806
Bad debt expense	25,560	21,286
Inventory reserve	(4,135)	25,317
Provision for deferred income taxes	4,439	(18,185)
(Increase) decrease in operating assets:
Accounts and trade notes receivables	66,360	(1,022,015)
Inventories	186,028	1,993
Refundable income taxes	135,701	(134,884)
Vendor deposits	(803,177)	340,740
Other current assets	(515,677)	4,912
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,483,125	(3,346,683)
Accrued employee expenses	337,415	(282,710)
Deferred income	(9,420)	20,464
Customer deposits	(1,266,429)	(1,191,457)

Net cash provided (used) by operating activities	1,441,234	(3,850,599)

Investing activities:
Capital expenditures	(1,563)	(58,021)

Net cash used by investing activities	(1,563)	(58,021)
Financing activities:
Dividends paid	(1,406,746)	(1,406,746)

Net cash used by financing activities	(1,406,746)	(1,406,746)
Net increase (decrease) in cash and cash equivalents	32,925	(5,315,366)
Cash and cash equivalents at beginning of year	3,908,974	9,224,340

Cash and cash equivalents at end of year	$3,941,899	$3,908,974

Supplemental information:
Cash paid for income taxes	$913,000	$1,164,000

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Business	EnviroStar, Inc. and its subsidiaries (collectively, the “Company”) sell commercial and industrial laundry and dry cleaning equipment, and steam and hot water boilers manufactured by others, as well as replacement parts and accessories, and provide maintenance services, primarily to customers located in the United States, the Caribbean and Latin America. The Company also plans and designs turn-key dry cleaning establishments for its customers and licenses the right to use the name DRYCLEAN USA® for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.
Principles of Consolidation	The accompanying consolidated financial statements include the accounts of EnviroStar, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
Revenue Recognition	Products are generally shipped Free on Board (“FOB”) from the Company’s warehouse or drop shipped from the Company’s vendor as FOB, at which time risk of loss and title passes to the purchaser. Sales are reported net of any discounts. Revenue is recognized when there is persuasive evidence of the arrangement, shipment or delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. In some cases, the Company collects non-income related taxes, including sales and use tax, from its customers and remits those taxes to governmental authorities. The Company presents revenues, net of these taxes. Shipping, delivery and handling fee income of approximately $1,082,000 and $1,052,000 for the fiscal years ended June 30, 2016 and 2015, respectively, are included in revenues in the consolidated financial statements. Shipping, delivery and handling costs are included in cost of sales.
Accounts and Trade Notes Receivable

Accounts and trade notes receivable are customer obligations due under what management believes to be customary trade terms. The Company sells its products primarily to independent and franchise dry cleaning stores and chains, laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions, coin laundry stores and distributors. The Company performs continuing credit evaluations of its customers’ financial condition and, depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Management reviews accounts and trade notes receivable on a regular basis to determine if any amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all of the Company’s customary attempts to collect a receivable have failed, the receivable is written off. The Company’s allowance for doubtful accounts was $160,000 at June 30, 2016 and $134,000 at June 30, 2015. Actual write-offs might vary from the recorded allowance.

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

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

leases and mortgages receivable, net of unearned income, in other current assets on the accompanying consolidated balance sheets. The present value of all payments is recorded as sales and the related cost of the equipment is charged to cost of sales. The associated interest is recorded over the term of the lease or mortgage using the effective interest method.
Inventories	Inventories consist principally of equipment and spare parts. Equipment is valued at the lower of cost, determined on the specific identification method, or market. Spare parts are valued at the lower of average cost or market.
Equipment, Improvements and Depreciation	Property and equipment are stated at cost. Depreciation and amortization are calculated on straight-line methods over useful lives of five to seven years for furniture and equipment and the shorter of ten years or remaining lease term (including renewal periods that are deemed reasonably assured) for leasehold improvements. Repairs and maintenance costs are expensed as incurred.
License, Trademark and Other Intangible Assets	The Company follows ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”), which requires that finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill not be amortized. License, trademark, and other finite-lived intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over the estimated future periods to be benefited (10-15 years). Patents are amortized over the shorter of the patent’s useful life or legal life from the date the patent is granted.
Asset Impairments	ASC Topic 360, “Property, Plant, and Equipment” (“ASC 360”) and ASC 350 require the Company to periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and certain identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell. The Company has concluded that there was no impairment of long-lived assets in fiscal 2016 or fiscal 2015.
Estimates	The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates on an ongoing basis. Estimates which may be particularly significant to the Company’s consolidated financial statements include those relating to the determination of impairment of assets, the useful life of property and equipment, the recoverability of deferred income tax assets, allowances for doubtful accounts, leases and mortgages, the carrying value of inventories and long-lived assets, the timing of revenue recognition, and sales returns. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recognition of revenues and expenses and the carrying value of assets and liabilities that are not readily apparent from other sources. Assumptions and estimates may, however, prove to have been incorrect, and actual results may differ

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

from these estimates.
Earnings Per Share	Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding during each year. The Company had no dilutive securities outstanding during fiscal 2016 or fiscal 2015.
Supplier Concentration	The Company purchases laundry, dry cleaning machines, boilers and other products from a number of manufacturers and suppliers. Three of these manufacturers accounted for a total of approximately 68% of the Company’s purchases for fiscal 2016, and two manufacturers each accounted for approximately 27% of the Company’s purchases for fiscal 2015.
Advertising Costs	The Company expenses the cost of advertising as of the first date an advertisement is run. The Company expensed approximately $37,200 and $18,400 of advertising costs for the years ended June 30, 2016 and 2015, respectively.
Fair Value of Certain Current Assets and Current Liabilities

The Company’s financial instruments consist principally of cash and cash equivalents, accounts and trade notes receivable, and accounts payable and accrued expenses. Due to their relatively short-term nature or variable rates, the carrying amounts of those financial instruments, as reflected in the accompanying consolidated balance sheets, approximate their estimated fair values.

Customer Deposits	Customer deposits represent advances paid by customers when placing orders for equipment with the Company.
Income Taxes

The Company follows ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is determined that it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Significant judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowances that might be required against the deferred tax assets. Management evaluates the Company’s ability to realize its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it believes that it is more likely than not that the asset will not be realized. There were no valuation allowances during fiscal 2016 or fiscal 2015.

The Company follows ASC Topic 740-10-25 “Accounting for Uncertainty in Income,” which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The Company does not believe that there are any unrecognized tax benefits related to tax positions taken on its income tax returns. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statements of operations.
Recently Issued Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only for annual reporting periods beginning after December 15, 2016. The Company is evaluating the impact, if any, that adopting this standard will have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”), which is designed to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard will require an entity to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact, if any, that adopting this standard will have on its consolidated financial statements.

Management believes the impact of other recently issued accounting standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Reclassifications	Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year’s presentation.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Inventories	Inventories are comprised of:

June 30,	2016	2015

Equipment and parts	$2,675,674	$2,868,636
Reserve	(48,657)	(59,726)
	$2,627,017	$2,808,910

The Company established reserves of approximately $49,000 and $60,000 as of June 30, 2016 and 2015, respectively, against slow moving inventory. For the fiscal years ended June 30, 2016 and 2015, the Company wrote-down approximately $6,900 and $14,700, respectively, in slow moving inventory.
3. Vendor Deposits	Vendor deposits represent advances made to the Company’s vendors for specialized inventory on order.

4. Other Current Assets	Other current assets are comprised of:

June 30,	2016	2015

Other receivables	$484,845	$2,037
Prepaid insurance	48,801	41,660
Employee advances	32,634	11,650
Other current assets	37,298	16,797
	$603,578	$72,144

Approximately $470,000 of other receivables at June 30, 2016 relates to a receivable collected by a vendor that was due the Company at June 30, 2016. This receivable was collected by the Company in August 2016.

5. Equipment and Improvements	Major classes of equipment and improvements consist of the following:

June 30,	2016	2015

Furniture and equipment	$452,632	$451,069
Leasehold improvements	429,870	434,869
	882,502	885,938
Accumulated depreciation and amortization	(747,262)	(697,695)
	$135,240	$188,243

Depreciation and amortization of equipment and improvements amounted to approximately $54,000 and $51,000 for the fiscal years ended June 30, 2016 and 2015, respectively. The Company wrote-off and disposed of approximately $5,000 and $155,000 of fully depreciated assets in fiscal 2016 and 2015, respectively.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Intangible Assets, Net	License, trademarks and other intangible assets consist of the following:

	Estimated Useful Lives (in years)	June 30, 2016	June 30, 2015

License agreements	10	$529,500	$529,500
Trademarks, patents and Tradenames	10-15	225,700	230,075
		755,200	759,575
Accumulated amortization		(728,556)	(726,093)
		$26,644	$33,482

Amortization expense was approximately $6,800 in fiscal 2016 and $7,400 in fiscal 2015.

Based on the carrying amount of intangible assets as of June 30, 2016, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year is as follows:

Fiscal years ending June 30,

2017	$6,818
2018	6,718
2019	6,718
2020	6,295
2021	95

Total	$26,644

7. Accounts Payable and Accrued Expenses	Accounts payable and accrued expenses are comprised of:

June 30,	2016	2015

Accounts payable	$2,668,629	$924,719
Accrued expenses	123,624	408,321
Sales tax accruals	94,455	70,543
	$2,886,708	$1,403,583

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Income Taxes	The following are the components of income taxes:

Fiscal years ended June 30,	2016	2015

Current
Federal	$895,423	$878,700
State	153,278	150,416
	1,048,701	1,029,116

Deferred
Federal	3,790	(15,527)
State	649	(2,658)
	4,439	(18,185)
	$1,053,140	$1,010,931

The reconciliation of income tax expense computed at the federal statutory tax rate of 34% to the provision for income taxes is as follows:

Fiscal years ended June 30,	2016	2015

Tax at the statutory rate	$949,681	$912,134
State income taxes, net of federal benefit	101,392	97,384
Other	2,067	1,413
	$1,053,140	$1,010,931

Effective tax rate	37.7%	37.7%

Deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes. Significant components of the Company’s current and noncurrent deferred tax assets and liabilities are as follows:

Fiscal years ended June 30,	2016	2015

Current deferred tax assets:
Allowance for doubtful accounts	$60,209	$50,425
Inventory capitalization	30,364	36,361
Inventory reserves	18,310	22,475
	108,883	109,261

Noncurrent deferred tax assets:
Equipment and improvements	10,024	13,725
License, trademarks and other intangible assets	2,582	2,942
	12,606	16,667
Total deferred income tax assets	$121,489	$125,928

As of June 30, 2016, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2012.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Revolving Credit Facility	The Company has a revolving line of credit facility pursuant to which the Company may borrow up to $2,250,000. Borrowings under the credit facility bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate. Effective November 1, 2015, the credit facility and the maturity date for borrowings under the credit facility were extended from November 1, 2015 to November 1, 2016. The Company’s obligations under the credit facility are guaranteed by the Company’s subsidiaries and collateralized by substantially all of the assets of the Company and its subsidiaries. No borrowings or letters of credit were outstanding under this facility at June 30, 2016 or 2015, nor were there any borrowings or letters of credits outstanding under this facility at any time during fiscal 2016 or 2015. In addition, during fiscal 2016 and fiscal 2015, there were no foreign exchange contracts outstanding under this facility. The credit agreement requires maintenance of certain fixed charge coverage and total liabilities to tangible net worth ratios and contains other restrictive covenants, including, among other things, limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at June 30, 2016 and 2015.
10. Related Party Transactions

The Company’s wholly owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014. Under the lease, which has a term of three years, monthly base rental payments were $10,275 during the first year of the lease, and are $10,580 during the second year of the lease and $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Expenses under this lease, including rent and property taxes, were approximately $161,000 for each of fiscal 2016 and 2015.

The Company paid a law firm, in which a former director of the Company who retired from Board service during November 2015 is Senior Counsel, approximately $15,000 in fiscal 2016 and $83,500 in fiscal 2015, for legal services performed.

11. Concentrations of Credit Risk	Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts and trade receivables, and leases and mortgages receivable. The Company maintains its cash and cash equivalents, including a money market account, at a large bank. At June 30, 2016, bank deposits exceeded Federal Deposit Insurance Corporation limits by approximately $3,400,000. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base. Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold. Sales to one customer accounted for approximately 12% of the Company’s revenues for fiscal 2016. Accounts and trade notes receivable due from two customers accounted for 18% and 15%, respectively, of the Company’s accounts and trade notes receivable at June 30, 2016.
12. Commitments	In addition to the warehouse and office space leased from 290 NE 68 Street, LLC (as described in Note 10 above), the Company leases an additional warehouse facility from an unrelated third party under an operating lease which is scheduled to expire in December 2017, subject to a three-year renewal option held by the Company. Minimum future rental commitments for both leases approximate the following:

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ending June 30,

2017	$194,000
2018	74,000
Total	$268,000

Rent expense under both leases totaled approximately $190,000 and $186,000 for the fiscal years ended June 30, 2016 and 2015, respectively.

The Company, through its manufacturers, provides parts warranties for products sold. These warranties are mainly the responsibility of the manufacturer. As such, warranty-related expenses are insignificant to the Company’s consolidated financial statements.

13. Retirement Plan	The Company has a participatory deferred compensation plan under which it matches employee contributions up to 3% of an eligible employee’s yearly compensation. Employees are eligible to participate in the plan after one year of service. The Company contributed approximately $27,900 and $21,900 to the plan during fiscal 2016 and fiscal 2015, respectively. The plan is qualified under Section 401(k) of the Internal Revenue Code.
14. Dividends	On November 13, 2015, the Company’s Board of Directors declared a $.20 per share cash dividend (an aggregate of $1,406,746), which was paid on December 18, 2015 to stockholders of record at the close of business on December 4, 2015.
15. Equity Plan	In November 2015, the Company’s stockholders approved the EnviroStar, Inc. 2015 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to awards granted under the Plan. As of June 30, 2016, the Company has not granted any awards under the Plan.
16. Segment Information	Prior to the quarter ended June 30, 2016, the Company reported the results of its operations through two reportable segments - the Company’s commercial and industrially laundry and dry cleaning equipment and boiler segment, which was comprised of the operations of Steiner-Atlantic, and the Company’s license and franchise operations segment, which was comprised of the operations of DRYCLEAN USA License Corp. As a result of the significantly reduced activities of DRYCLEAN USA License Corp., effective June 30, 2016, the license and franchise operations segment ceased to be a separate reportable segment and, accordingly, the Company currently reports its results of operations through a single reportable segment.
17. Subsequent Events

On September 7, 2016, the Company entered into an Asset Purchase Agreement with Western State Design and its members, pursuant to which the Company, indirectly through a newly formed wholly owned subsidiary, has agreed to acquire substantially all of the assets and assume certain liabilities of Western State Design. The total consideration for the Western State Design Acquisition will be equal to $28,000,000, consisting of (i) cash consideration of $18,000,000 (subject to certain net working capital and other adjustments) and (ii) 2,044,990 shares of the Company’s common stock, which amount is equal to the quotient of $10,000,000 divided by the average closing price per share of the Company’s common stock on the NYSE MKT for the 10 trading days immediately prior to the date of the Asset Purchase Agreement, (the “Average Common Stock Price”). Pursuant to the rules of NYSE MKT, the Company may not issue shares representing more than 19.9% of the total number of shares of the Company’s common stock outstanding at the time of closing without stockholder

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

approval. Accordingly, at the closing of the Western State Design Acquisition, the Company will issue shares representing 19.9% of the total number of outstanding shares of the Company’s common stock. The issuance of the balance of the shares issuable in connection with the Western State Design Acquisition will require the approval of the Company’s stockholders. The Company has agreed to seek stockholder approval of such issuance. If the Company does not obtain stockholder approval of such issuance or otherwise issue the additional shares on or prior to the six-month anniversary after the date of the closing of the Western State Design Acquisition, then the Company will be required to make a cash payment in an amount equal to the number of shares not issued multiplied by the Average Common Stock Price.

In connection with the financing of the Western State Design Acquisition, the Company entered into a Securities Purchase Agreement with Symmetric Capital II, a company controlled by Henry M. Nahmad, the Manager of Symmetric Capital II and the Chairman, Chief Executive Officer, President and controlling stockholder of the Company. Pursuant to the Securities Purchase Agreement, the Company has agreed to issue and sell to Symmetric Capital II in a Private Placement an aggregate of 1,290,323 shares of the Company’s Common Stock for a total purchase price of approximately $6,000,000. The Company will use the proceeds from the Private Placement to fund a portion of the cash consideration to be paid in connection with the Western State Design Acquisition. Subject to certain closing conditions, including a financing condition and the approval by the NYSE MKT of the listing of the shares, the closing of the Private Placement is expected to occur immediately prior to the closing of the Western State Design Acquisition.

In addition, the Company has obtained a debt financing commitment from Wells Fargo for senior secured financing facilities in the maximum aggregate amount of up to $20,000,000, approximately $12,000,000 of which the Company intends to use to finance the balance of the cash consideration to be paid in connection with the Western State Design Acquisition not funded by the net proceeds of the Private Placement. The financing facilities are subject to the negotiation of mutually acceptable definitive documentation, which will include customary representations and warranties, affirmative and negative covenants, financial covenants, and events of default. Additionally, Wells Fargo’s obligation to provide the debt financing is subject to a number of customary closing conditions, including consummation of the Western State Design Acquisition in accordance with the terms of the Asset Purchase Agreement.

Closing of the Western State Design Acquisition is subject to certain closing conditions, including, but not limited to, (i) the Company obtaining, on terms and conditions acceptable to the Company, satisfactory debt and equity financing sufficient to fund the cash consideration; (ii) the approval by the NYSE MKT of the listing of the shares to be issued at the closing of the Western State Design Acquisition; (iii) the accuracy of the representations and warranties of the parties; and (iv) the parties’ performance and compliance in all material respects with the agreements and covenants contained in the Asset Purchase Agreement. There is no assurance that the Western State Design Acquisition will be completed on the contemplated terms, when anticipated, or at all.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Previously reported.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s disclosure controls and procedures and internal control over financial reporting will prevent all errors and improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports or that the objectives of the control system will otherwise be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by the collusion of two or more people. Further, the design of any control system is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any such design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). “Internal control over financial reporting” means a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of the company’s management and directors and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the company’s financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’ management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. This evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on its evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2016.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules and regulations of the SEC that permit the Company to provide only its management’s report on internal control over financial reporting in this Report.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s definitive Proxy Statement with respect to the Company’s 2016 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report under cover of Form 10-K/A no later than the end of such 120-day period.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s definitive Proxy Statement with respect to the Company’s 2016 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information, as of June 30, 2016, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$-	1,500,000
Equity compensation plans not approved by security holders	0	$-	0
Total	0	$-	1,500,000

The remaining information required by Item 12 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s definitive Proxy Statement with respect to the Company’s 2016 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s definitive Proxy Statement with respect to the Company’s 2016 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s definitive Proxy Statement with respect to the Company’s 2016 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report under cover of Form 10-K/A no later than the end of such 120-day period.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1)       Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Report.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at June 30, 2016 and 2015

Consolidated Statements of Operations for the years ended June 30, 2016 and 2015

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended June 30, 2016 and 2015

Notes to Consolidated Financial Statements

(2)       Financial Statement Schedules. All financial statement schedules have been omitted because the information is either not applicable or not required or because the information is included in the Company’s consolidated financial statements or the related notes to consolidated financial statements.

(3)       Exhibits. The following exhibits are either filed as a part of or furnished with this Report, or are incorporated into this Report by reference to documents previously filed by the Company with the SEC as indicated below:

Exhibit No.	Description
2	Asset Purchase Agreement, dated as of September 7, 2016, by and among EnviroStar, Inc. and Western State Design, Inc., a wholly owned subsidiary of EnviroStar, Inc., on the one hand, and Dennis Mack, Tom Marks and Western State Design, LLC, on the other hand (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016. The schedules and exhibits to the Asset Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.)
3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986 (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986 (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(6)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998 (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999 (Incorporated by reference to Exhibit 3.1(g) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009 (Incorporated by reference to Exhibit 3.1(h) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(b)	By-Laws of the Company, as amended (Incorporated by reference to Exhibit 3.1) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2007)
4	Specimen Common Stock Certificate (Filed herewith)
10(a)(1)	Credit Agreement, dated November 16, 2011, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2011)

10(a)(2)	Security Agreement, dated November 16, 2011, from the Company to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(c) to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2011)
10(a)(3)	Continuing Guaranty, dated November 16, 2011, by Steiner-Atlantic Corp. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(d) to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2011)
10(a)(4)	Third Party Security Agreement, dated November 16, 2011, from Steiner-Atlantic Corp. to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(e) to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2011)
10(a)(5)	Continuing Guaranty, dated November 16, 2011, by DRYCLEAN USA License Corp. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(f) to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2011)
10(a)(6)	Third Party Security Agreement, dated November 16, 2011, from the DRYCLEAN USA License Corp. to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(g) to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2011)
10(a)(7)	First Amendment to Credit Agreement, dated October 11, 2012, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2012
10(a)(8)	Second Amendment to Credit Agreement, dated November 9, 2012, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2012)
10(a)(9)	Extension Notice, dated October 16, 2013, from Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2013)
10(a)(10)	Third Amendment to Credit Agreement, dated October 10, 2014, by and between EnviroStar, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014)
10(a)(11)	Revolving Line of Credit Note, dated October 10, 2014, from the Company to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(b) to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014)
10(a)(12)	Waiver, dated April 10, 2015, by Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2015)

10(a)(13)	Extension Notice, dated November 1, 2015, from Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2015)
10(b)(1)	Industrial Lease, dated November 1, 2014, between Steiner-Atlantic Corp. and 290 NE 68 Street, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2014)
10(c)(1)	Non-Competition and Non-Solicitation Agreement, dated as of March 6, 2015, by and among the Company, Symmetric Capital LLC and Michael S. Steiner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2015)
10(d)(1)	EnviroStar, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 14, 2015)
10(d)(2)	Form of Notice of Grant and Restricted Stock Agreement under EnviroStar, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2015)
10(d)(3)	Form of Notice of Grant and Stock Option Agreement under EnviroStar, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2015)
10(e)(1)	Debt Commitment Letter, dated September 7, 2016, between EnviroStar, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016)
10(f)(1)	Securities Purchase Agreement, dated as of September 7, 2016, between EnviroStar, Inc. and Symmetric Capital II LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016)
14	Code of Ethics for Principal Executive Officer and Senior Financial Officers (Incorporated by reference Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the SEC on September 28, 2004)
21	Subsidiaries of the Company (Filed herewith)
23(a)	Consent of EisnerAmper LLP (Filed herewith)
23(b)	Consent of Mallah, Furman & Company, P.A. (Filed herewith)
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnviroStar, Inc.

Dated: September 16, 2016
	By:	/s/ Henry M. Nahmad
Henry M. Nahmad
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Henry M. Nahmad	Chairman, Chief Executive Officer	September 16, 2016
Henry M. Nahmad	(Principal Executive Officer) and President

/s/ Michael S. Steiner	Executive Vice President,	September 16, 2016
Michael S. Steiner	Chief Operating Officer and Director

/s/ Venerando J. Indelicato	Chief Financial Officer	September 16, 2016
Venerando J. Indelicato	(Principal Financial and Accounting Officer) and Director
/s/ David Blyer	Director	September 16, 2016
David Blyer

/s/ Alan M. Grunspan	Director	September 16, 2016
Alan M. Grunspan
/s/ Hal M. Lucas	Director	September 16, 2016
Hal M. Lucas /s/ Todd Oretsky Todd Oretsky	Director	September 16, 2016

EXHIBIT INDEX

Exhibit No.	Description
2	Asset Purchase Agreement, dated as of September 7, 2016, by and among EnviroStar, Inc. and Western State Design, Inc., a wholly owned subsidiary of EnviroStar, Inc., on the one hand, and Dennis Mack, Tom Marks and Western State Design, LLC, on the other hand (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016. The schedules and exhibits to the Asset Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.)
3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986 (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986 (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(6)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998 (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999 (Incorporated by reference to Exhibit 3.1(g) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009 (Incorporated by reference to Exhibit 3.1(h) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(b)	By-Laws of the Company, as amended (Incorporated by reference to Exhibit 3.1) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2007)
4	Specimen Common Stock Certificate (Filed herewith)
10(a)(1)	Credit Agreement, dated November 16, 2011, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2011)
10(a)(2)	Security Agreement, dated November 16, 2011, from the Company to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(c) to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2011)
10(a)(3)	Continuing Guaranty, dated November 16, 2011, by Steiner-Atlantic Corp. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(d) to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2011)
10(a)(4)	Third Party Security Agreement, dated November 16, 2011, from Steiner-Atlantic Corp. to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(e) to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2011)
10(a)(5)	Continuing Guaranty, dated November 16, 2011, by DRYCLEAN USA License Corp. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(f) to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2011)
10(a)(6)	Third Party Security Agreement, dated November 16, 2011, from the DRYCLEAN USA License Corp. to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(g) to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2011)
10(a)(7)	First Amendment to Credit Agreement, dated October 11, 2012, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2012
10(a)(8)	Second Amendment to Credit Agreement, dated November 9, 2012, by and between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2012)
10(a)(9)	Extension Notice, dated October 16, 2013, from Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2013)
10(a)(10)	Third Amendment to Credit Agreement, dated October 10, 2014, by and between EnviroStar, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014)

10(a)(11)	Revolving Line of Credit Note, dated October 10, 2014, from the Company to Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.1(b) to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2014)
10(a)(12)	Waiver, dated April 10, 2015, by Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2015)
10(a)(13)	Extension Notice, dated November 1, 2015, from Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2015)
10(b)(1)	Industrial Lease, dated November 1, 2014, between Steiner-Atlantic Corp. and 290 NE 68 Street, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2014)
10(c)(1)	Non-Competition and Non-Solicitation Agreement, dated as of March 6, 2015, by and among the Company, Symmetric Capital LLC and Michael S. Steiner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2015)
10(d)(1)	EnviroStar, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 14, 2015)
10(d)(2)	Form of Notice of Grant and Restricted Stock Agreement under EnviroStar, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2015)
10(d)(3)	Form of Notice of Grant and Stock Option Agreement under EnviroStar, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2015)
10(e)(1)	Debt Commitment Letter, dated September 7, 2016, between EnviroStar, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016)
10(f)(1)	Securities Purchase Agreement, dated as of September 7, 2016, between EnviroStar, Inc. and Symmetric Capital II LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016)
14	Code of Ethics for Principal Executive Officer and Senior Financial Officers (Incorporated by reference Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004, filed with the SEC on September 28, 2004)
21	Subsidiaries of the Company (Filed herewith)
23(a)	Consent of EisnerAmper LLP (Filed herewith)

23(b)	Consent of Mallah, Furman & Company, P.A. (Filed herewith)
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document