Form 10-Q
period 2016-09-30
EnviroStar, Inc.
filed 2016-11-14
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EnviroStar, Inc.
(Exact name of Registrant as Specified in Its charter)

Delaware	11-2014231
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 9,980,541 shares outstanding as of November 11, 2016.

Index

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	For the three months ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Net revenues	9,471,992	6,237,200

Cost of sales, net of discounts	7,451,671	4,803,118
Selling, general and administrative expenses	1,454,762	1,182,288
Total operating expenses	8,906,433	5,985,406

Operating income	565,559	251,794
Interest income	190	629

Earnings before provision for income taxes	565,749	252,423
Provision for income taxes	213,805	95,391

Net earnings	$351,944	$157,032

Net earnings per share – basic and diluted	$.05	$.02

Weighted average number of basic and diluted common shares outstanding:	7,033,732	7,033,732

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS

	September 30, 2016	June 30, 2016
	(Unaudited)
Current assets
Cash and cash equivalents	$1,456,492	$3,941,899
Accounts receivable, net of allowance for doubtful accounts of $145,000 and $160,000, respectively	5,078,654	1,832,597
Inventories, net	2,399,283	2,627,017
Vendor deposits	386,332	803,177
Deferred income taxes	96,752	108,883
Refundable income tax	—	62,063
Other current assets	162,356	610,631
Total current assets	9,579,869	9,986,267

Equipment and improvements, net	123,731	135,240

Intangible assets, net	24,939	26,644

Deferred income taxes	16,000	12,606

Total assets	$9,744,539	$10,160,757

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

LIABILITIES AND

SHAREHOLDERS’ EQUITY

	September 30, 2016	June 30, 2016
	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$2,561,520	$2,886,708
Accrued employee expenses	394,062	961,086
Income taxes payable	140,405	—
Deferred income	26,276	11,044
Customer deposits	1,181,492	1,213,079
Total current liabilities	4,303,755	5,071,917

Total liabilities	4,303,755	5,071,917

Commitments and contingencies

Shareholders’ equity
Preferred stock, $1.00 par value: authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $0.025 par value: authorized shares – 15,000,000; 7,065,500 shares issued, including shares held in treasury	176,638	176,638
Additional paid-in capital	2,095,069	2,095,069
Retained earnings	3,173,015	2,821 ,071
Treasury stock, 31,768 shares at cost	(3,938)	(3,938)

Total shareholders’ equity	5,440,784	5,088,840

Total liabilities and shareholders’ equity	$9,744,539	$10,160,757

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	For the three months ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Operating activities:
Net earnings	$351,944	$157,032
Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
Depreciation and amortization	13,214	13,212
Bad debt expense	(15,000)	—
Inventory reserve	1,593	11,097
Provision for deferred income taxes	8,737	4,729
(Increase) decrease in operating assets:
Accounts receivable	(3,231,057)	771,446
Inventories	226,141	496,402
Vendor deposits	416,845	—
Refundable income taxes	62,063	90,662
Other current assets	448,275	(125,798)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(325,188)	(11,670)
Accrued employee expenses	(567,024)	(337,853)
Income taxes payable	140,405	—
Deferred income	15,232	(6,495)
Customer deposits	(31,587)	3,334,567

Net cash (used) provided by operating activities	(2,485,407)	4,397,331

Net change in cash and cash equivalents	(2,485,407)	4,397,331
Cash and cash equivalents at beginning of period	3,941,899	3,908,974

Cash and cash equivalents at end of period	$1,456,492	$8,306,305

Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$2,600	$—

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EnviroStar, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The June 30, 2016 balance sheet information contained herein was derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and assumptions made may not prove to be correct, and actual results could differ from the estimates.

Note (2) - Earnings Per Share: At September 30, 2016, the Company had no outstanding options to purchase shares of the Company’s common stock or other dilutive securities and therefore diluted earnings per share is the same as basic earnings per share.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Note (3) - Debt: At September 30, 2016, the Company had a revolving line of credit facility (the “2011 Credit Facility”) which allowed for borrowings of up to $2,250,000. Borrowings under the 2011 Credit Facility, if any, bore bear interest at 2.50% per annum above the Adjusted LIBOR Market Index Rate. The maturity date under the 2011 Credit Facility was November 1, 2016. The Company’s obligations under the 2011 Credit Facility were guaranteed by the Company’s subsidiaries and collateralized by substantially all of the assets of the Company and its subsidiaries. The 2011 Credit Facility required the maintenance of certain fixed charge coverage and leverage ratios and contained other restrictive covenants, including limitations on the extent to which the Company and its subsidiaries could incur additional indebtedness, pay dividends, guarantee indebtedness of others, grant liens, sell assets and make investments. The Company was in compliance with these covenants at September 30, 2016 and June 30, 2016. No amounts were outstanding under the 2011 Credit Facility at September 30, 2016 or June 30, 2016, nor were there any amounts outstanding under the 2011 Credit Facility at any time during fiscal 2016 or the three months ended September 30, 2016.

Effective October 7, 2016, the 2011 Credit Facility was terminated in connection with the Company’s entry into a new $20,000,000 credit agreement, consisting of a maximum $15,000,000 million revolving line of credit and a $5,000,000 term loan. See Note 10, Subsequent Events, for additional information regarding the Company’s new credit facility.

Note (4) - Income Taxes: The Company’s income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of September 30, 2016 and June 30, 2016, the Company had deferred tax assets of $112,752 and $121,489 respectively. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to realize deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of September 30, 2016 and June 30, 2016, management believed that it was more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the three months ended September 30, 2016, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of September 30, 2016, the Company was subject to potential federal and state tax examinations for the tax years 2013 through 2016.

Note (5) – Vendor Deposits: Vendor deposits represent advances made to the Company’s vendors for specialized inventory on order.

Index

EnviroStar Inc and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Note (6) - Segment Information: Prior to the quarter ended June 30, 2016, the Company reported the results of its operations through two reportable segments: (i) the Company’s commercial and industrial laundry and dry cleaning equipment and boiler segment, which was comprised of the operations of Steiner-Atlantic Corp., a wholly-owned subsidiary of the Company (“Steiner-Atlantic”); and (ii) the Company’s license and franchise operations segment, which was comprised of the operations of DRYCLEAN USA License Corp., a wholly-owned subsidiary of the Company. As a result of the significantly reduced activities of DRYCLEAN USA License Corp., effective June 30, 2016, the license and franchise operations segment ceased to be a separate reportable segment and, accordingly, the Company currently reports its results of operations through a single reportable segment.

Note (7) – Recently Issued Accounting Guidance: In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” as subsequently amended (“ASU No. 2014-09”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only for annual reporting periods beginning after December 15, 2016. The Company is evaluating the impact that adopting this standard will have on its consolidated financial statements and disclosures.

In December 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”).  The amendments in ASU No. 2015-17 eliminate the current requirement for organizations to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.  The standard is effective for annual reporting periods beginning after December 15, 2016. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company is evaluating the impact, if any, that adopting this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”) which is designed to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard will require an entity to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact, if any, that adopting this standard will have on its consolidated financial statements.

While there can be no assurance, management believes the impact of other issued accounting standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Index

EnviroStar Inc and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Note (8) – Transactions with Related Parties: The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014. Under the lease, which has a term of three years, monthly base rental payments were $10,275 during the first year of the lease and are $10,580 during the second year of the lease and $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $34,000 and $33,000 for the three months ended September 30, 2016 and 2015, respectively.

See also Note 10, Subsequent Events, for a description of the private placement transaction between the Company and an affiliate of Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, which was consummated during October 2016 and the lease which a wholly-owned subsidiary of the Company entered into during October 2016 with an affiliate of Dennis Mack and Tom Marks, each of whom was appointed to serve as Executive Vice President of the Company during October 2016.

Note (9) – Equity Incentive Plan: In November 2015, the Company’s stockholders approved the EnviroStar, Inc. 2015 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to awards granted under the Plan. As of September 30, 2016, the Company had not granted any awards under the Plan.

Note (10) – Subsequent Events: On October 10, 2016, the Company completed its acquisition, indirectly through Western State Design, Inc., a wholly-owned subsidiary of the Company (“Western State Design”), of substantially all of the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial and industrial laundry equipment and related parts for new laundry facilities and to the replacement laundry market. In connection with the acquisition, which was completed pursuant to the Asset Purchase Agreement, dated September 7, 2016, between the Company, Western State Design, WSD and Dennis Mack and Tom Marks, the two members of WSD (collectively with WSD, the “Selling Group”), Western State Design also assumed certain of the liabilities of WSD. The Asset Purchase Agreement provided for a total purchase price for the acquisition of $28,000,000 (subject to certain working capital and other adjustments). The purchase price consisted of (i) $18,000,000 in cash (subject to certain working capital and other adjustments) (the “Cash Consideration”) and (ii) 2,044,990 shares of the Company’s Common Stock (the “Stock Consideration”). Based on working capital adjustments made at the closing of the acquisition, the Cash Consideration was increased to approximately $18,500,000. At the closing of the transaction, the Company paid a total of $18,500,000 of Cash Consideration, of which $2,800,000 was deposited in an escrow account for no less than 18 months after the date of the closing (subject to extension in certain circumstances). The Company used approximately $12,500,000 of borrowings under the 2016 Credit Facility described below and the $6,000,000 of cash paid to the Company in connection with the Private Placement Transaction described below to fund the Cash Consideration. In addition, at the closing, the Company issued to the Selling Group a total of 1,656,486 shares of the Company’s Common Stock. Under the rules of the NYSE MKT, the issuance of the remaining 388,504 shares of the Stock Consideration requires stockholder approval. Such shares are expected to be issued following stockholder approval but, in accordance with the terms of the Asset Purchase Agreement, not earlier than January 1, 2017. This transaction will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations.” As the acquirer, the Company will recognize the assets acquired and liabilities assumed at fair value. The excess of consideration transferred over the net assets acquired will be allocated to intangible assets and goodwill.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

On October 7, 2016, the Company entered into a $20,000,000 credit agreement (the “2016 Credit Facility”), consisting of a $15,000,000 revolving line of credit and a $5,000,000 term loan. The Company used approximately $4,900,000 of borrowings under the term loan and approximately $7,600,000 of borrowings under the line of credit to partially finance the Cash Consideration. The Company also used approximately $66,000 of borrowings under the term loan to pay fees, costs and expenses arising in connection with the closing of the 2016 Credit Facility. Interest on the outstanding principal amount of borrowings under the 2016 Credit Facility accrues at an annual rate equal to the daily one-month LIBOR plus (i) 2.25% in the case of borrowings under the line of credit and (ii) 2.85% in the case of borrowings under the term loan. The 2016 Credit Facility has a term of five years and matures on October 10, 2021. The obligations of the Company under the 2016 Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries have jointly and severally guaranteed the performance of the Company’s payment and other obligations under the 2016 Credit Facility. The 2016 Credit Facility also contains affirmative covenants which require the Company to meet certain financial criteria, a fixed charge coverage ratio, an asset coverage ratio, a senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenses, and repurchase shares of its Common Stock. As previously described, the 2016 Credit Facility replaced the Company’s 2011 Credit Facility.

In addition, on October 10, 2016, the Company completed the issuance and sale of 1,290,323 shares of its Common Stock to Symmetric Capital II LLC for a total purchase price of $6,000,000 (the “Private Placement Transaction”) pursuant to a Securities Purchase Agreement, dated September 7, 2016, between the Company and Symmetric Capital II LLC. The Company used the $6,000,000 of proceeds received by it in connection with the Private Placement Transaction to fund a portion of the Cash Consideration in connection with the acquisition of WSD. Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, is the Manager of Symmetric Capital II LLC.

In connection with the closing of the Company’s acquisition of WSD, on October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease with Tylertown LLC, an affiliate of Dennis Mack and Tom Marks. Each of Dennis Mack and Tom Marks, the two members of WSD, was appointed to serve as an Executive Vice President of the Company upon the closing of the Company’s acquisition of WSD. In addition, Dennis Mack has been nominated for election to the Company’s Board of Directors at the Corporation’s 2016 Annual Meeting of Stockholders. Pursuant to the lease, Western State Design leases an approximately 17,600 square foot facility from Tylertown LLC. Monthly base rental payments during the initial term of the lease are $12,000. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Western State Design.

Index

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

Revenues for the three months ended September 30, 2016, or the first quarter of fiscal 2017, were approximately $9.5 million, an increase of approximately 51.9% compared to revenues for the three months ended September 30, 2015, or the first quarter of fiscal 2016. Net earnings for the first quarter of fiscal 2017 increased by 124.1% to approximately $352,000, or $0.05 per share, compared to the same period of fiscal 2016. The increases in revenues and earnings are primarily attributable to a large number of sales made at the end of the first quarter of fiscal 2017 and lower sales numbers in the first quarter of fiscal 2016 due to delays in shipments and the Company’s backlog at that time.

At September 30, 2016, the Company’s cash position decreased by approximately $2.5 million compared to its cash position at June 30, 2016, primarily resulting from an increase in accounts and trade notes receivable due to a large number of shipments being made in September 2016 for which payments were not yet due at September 30, 2016 and a reduction in accounts payable as invoices against these shipments were already paid. In addition, cash decreased as a result of the payment of year-end commissions which were previously accrued.

Liquidity and Capital Resources

During the first quarter of fiscal 2017, cash decreased by approximately $2.5 million, compared to an increase of approximately $4.4 million during the same period of fiscal 2016. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows.

	Three Months Ended September 30,
	2016	2015
Net cash (used) provided by operating activities	$(2,485,407)	$4,397,331

For the first quarter of fiscal 2017, operating activities used cash of approximately $2.5 million compared to approximately $4.4 million of cash provided by operating activities during the same period of fiscal 2016. The cash used by operating activities during the first quarter of fiscal 2017 was mostly due to an increase of approximately $3.2 million in accounts receivable, as a large number of shipments were made in September 2016 for which payments were not yet due at September 30, 2016. In addition, during the first quarter of fiscal 2017, approximately $567,000 of cash was used to pay accrued sales commissions and year-end bonuses. Also contributing to the cash used by operating activities during the first quarter of fiscal 2017 was a decrease in accounts payable and accrued expenses of approximately $325,000 related to payments made by the Company in connection with the shipments made by it in September 2016. These uses of cash were partially offset by the Company’s net earnings of approximately $352,000 and a reduction in vendor deposits of approximately $417,000 as specialized equipment previously ordered was received. Also contributing to cash was an approximate $448,000 decrease in other current assets and a reduction in inventories of approximately $226,000 primarily attributable to the large shipments of equipment and parts made at the end of the first quarter of fiscal 2017. In addition, cash was provided by an increase of approximately $140,000 in income taxes payable and approximately $62,000 in taxes refunded to the Company from over deposits in fiscal 2016.

For the first quarter of fiscal 2016, operating activities provided cash of approximately $4.4 million compared to approximately $4.7 million of cash used by operating activities during the same period of fiscal 2015. The cash provided by operating activities during the first quarter of fiscal 2016 was mostly due to an increase of approximately $3.3 million in customer deposits attributable to new orders received

Index

during that quarter. In addition, cash increased by approximately $771,000 as a result of a decrease in accounts receivable as payments were received during the quarter for shipments made at the end of fiscal 2015. A reduction in inventories also resulted in an increase in cash of approximately $496,000. Cash was also provided by the Company’s net profit during the first quarter of fiscal 2016 of approximately $157,000. These increases in cash were partially offset by approximately $338,000 of cash used to pay accrued sales commissions and year-end bonuses and approximately $126,000 of cash used related to an increase in other current assets.

No cash was used or provided by investing or financing activities during the first quarters of fiscal 2017 or 2016.

At September 30, 2016, the Company had a revolving line of credit facility (the “2011 Credit Facility”) which allowed for borrowings of up to $2,250,000. See Note 3, Debt, to the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report for additional information regarding the 2011 Credit Facility. Effective October 7, 2016, the 2011 Credit Facility was terminated in connection with the Company’s entry into the 2016 Credit Facility described below.

As described in Note 10, Subsequent Events, to the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report, on October 10, 2016, the Company completed the acquisition of substantially all of the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial and industrial laundry equipment and related parts for new laundry facilities and to the replacement laundry market, for Cash Consideration totaling $18,500,000, all of which was paid at the closing, and Stock Consideration consisting of 2,044,490 shares of the Company’s Common Stock, of which 1,656,486 shares were issued at the closing and 388,504 shares will be issued in the future, subject to stockholder approval as required by the rules of the NYSE MKT. In connection with the financing of the acquisition, on October 7, 2016, the Company entered into a $20,000,000 credit agreement (the “2016 Credit Facility”), consisting of a $15,000,000 revolving line of credit and a $5,000,000 term loan. The Company used approximately $4,900,000 of borrowings under the term loan and approximately $7,600,000 of borrowings under the line of credit to partially finance the Cash Consideration paid in connection with the acquisition of WSD. The Company also used approximately $66,000 of borrowings under the term loan to pay fees, costs and expenses arising in connection with the closing of the 2016 Credit Facility. Interest on the outstanding principal amount of borrowings under the 2016 Credit Facility accrues at an annual rate equal to the daily one-month LIBOR plus (i) 2.25% in the case of borrowings under the line of credit and (ii) 2.85% in the case of borrowings under the term loan. The 2016 Credit Facility has a term of five years and matures on October 10, 2021. The obligations of the Company under the 2016 Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries have jointly and severally guaranteed the performance of the Company’s payment and other obligations under the 2016 Credit Facility. The 2016 Credit Facility also contains affirmative covenants which require the Company to meet certain financial criteria, a fixed charge coverage ratio, an asset coverage ratio, a senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenses, and repurchase shares of its Common Stock.

The balance of the Cash Consideration paid by the Company at the closing of the WSD acquisition was funded by the $6,000,000 of proceeds received by the Company in connection with its issuance and sale in a Private Placement Transaction of 1,290,323 shares of its Common Stock for a total purchase price of $6,000,000. See Note 10, Subsequent Events, to the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report for additional information regarding the Private Placement Transaction and the WSD acquisition.

Index

The Company believes that its existing cash, cash equivalents, net cash from operations, and funds available under the 2016 Credit Facility will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months. The Company may also seek to raise additional funds through issuances of equity and/or debt securities and/or the incurrence of additional secured or unsecured indebtedness, including in connection with acquisitions or other transactions consummated by the Company as part of its buy-and-build growth strategy.

Off-Balance Sheet Financing

As of September 30, 2016, the Company did not have any off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues

	Three Months Ended September 30,
	2016	2015	% Change
Net sales	$9,454,192	$6,168,137	53.3%
License fees, commissions and other income	17,800	69,063	-74.2%
Total revenues	$9,471,992	$6,237,200	51.9%

Net sales for the first quarter of fiscal 2017 increased by approximately $3.3 million (53.3%) from the same period of fiscal 2016. The increase in sales is primarily attributable to a large number of sales made at the end of the first quarter of fiscal 2017, which included certain large orders, and lower sales numbers in the first quarter of fiscal 2016 due to delays in shipments.

Revenues from license fees, commissions and other income for the three months ended September 30, 2016 decreased by approximately $51,300 (74.2%) compared to the three months ended September 30, 2015, primarily due to a reduction in license fees.

Operating expenses

	Three Months Ended September 30,
	2016	2015
As a percentage of net sales:
Cost of sales, net of discounts	78.8%	77.9%
As a percentage of revenues:
Selling, general and administrative expenses	15.4%	19.0%
Total operating expenses	94.0%	96.0%

Costs of sales, expressed as a percentage of net sales, increased to 78.8% in the first quarter of fiscal 2017 from 77.9% for the same period of fiscal 2016. The small decrease in margins was attributable to product mix.

Selling, general and administrative expenses increased by approximately $272,000 (23.0%) in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, mostly due to higher commission expenses associated with an increase in sales and non-recurring charges associated with the acquisition of WSD. Expressed as a percentage of revenues, selling, general and administrative expenses decreased to 15.4% during the first quarter of fiscal 2017 compared to 19.0% for the same period of fiscal 2016. The

Index

decrease was attributable to the absorption of these expenses over increased revenues generated by the Company in the first quarter of fiscal 2017.

The change in interest income for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was immaterial.

The Company’s effective income tax rate was 37.8% for each of the quarters ended September 30, 2016 and 2015.

Inflation

Inflation did not have a significant effect on the Company’s operations during the three months ended September 30, 2016 or 2015.

Transactions with Related Parties

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014. Under the lease, which has a term of three years, monthly base rental payments were $10,275 during the first year of the lease and are $10,580 during the second year of the lease and $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $34,000 and $33,000 for the three months ended September 30, 2016 and 2015, respectively.

See also Note 10, Subsequent Events, to the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report for a description of the Private Placement Transaction between the Company and an affiliate of Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, which was consummated in connection with the WSD acquisition during October 2016 and the lease which a wholly-owned subsidiary of the Company entered into in connection with the WSD acquisition during October 2016 with an affiliate of Dennis Mack and Tom Marks, the two members of WSD. Each of Mr. Mack and Mr. Marks was appointed to serve as Executive Vice President of the Company in connection with the WSD acquisition during October 2016.

Critical Accounting Policies

The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements remain unchanged from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. In connection with the preparation of the Company’s financial statements, management makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported period. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates.

Recently Issued Accounting Guidance

See Note 7, to the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report for a description of Recently Issued Accounting Guidance

Forward Looking Statements

Index

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect future plans, operations, business strategies, operating results and financial position of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries in which the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, including environmental regulations; the Company’s ability to implement changes in its business strategies and development plans; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks relating to the timing of shipments of customers’ orders and the Company’s recognition of revenue relating thereto; risks and uncertainties associated with the Company’s buy-and-build growth strategy, including that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, that the potential benefits of acquisitions (including the recent acquisition of WSD) may not be realized to the extent anticipated or at all, integration risks, risks related to indebtedness incurred in connection acquisitions (including the indebtedness incurred in connection with the recent acquisition of WSD), dilution experienced by the Company’s stockholders as a result of shares issued by the Company in connection with acquisitions and the financing of acquisitions (including the recent acquisition of WSD), and risks related to the business, operations and prospects of acquired companies (including Western State Design); and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Many of these risks and factors are beyond the Company’s control. In addition, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The Company expressly disclaims any obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness may subject the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and indebtedness may subject the Company to covenants or restrictions on its operations and activities or on its ability to pay dividends or take other actions.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in

Index

the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at September 30, 2016 or June 30, 2016.

The Company’s cash and cash equivalents are maintained in a checking bank account and a money market account which bear interest at prevailing interest rates. At September 30, 2016 bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes with respect to the Company’s legal proceedings from those disclosed in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 1A. Risk Factors.

There have been no material changes in the risks and uncertainties that the Company faces from those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Index

Item 5. Other Information

On November 11, 2016, the independent members of the Board of Directors of the Company approved (i) the payment of cash bonuses to Henry M. Nahmad, Chairman, Chief Executive Officer and President of the Company, and Michael S. Steiner, Executive Vice President and Chief Operating Officer of the Company, of $400,000 and $250,000, respectively, and (ii) annual base salaries for Mr. Nahmad and Mr. Steiner of $550,000 and $300,000, respectively, effective October 10, 2016, the date of closing of the Company’s acquisition of WSD.

Item 6. Exhibits.

Exhibit
Number	Description
*2.1	Asset Purchase Agreement, dated as of September 7, 2016, by and among EnviroStar, Inc., Western State Design, Inc., Dennis Mack, Tom Marks and Western State Design LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2016)
*10.1	Securities Purchase Agreement, dated as of September 7, 2016, between EnviroStar, Inc. and Symmetric Capital II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2016)
*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxanomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxanomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxanomy Extension Label Linkbase Document
*101.PRE	XBRL Taxanomy Extension Presentation Linkbase Document

______________________

*	Filed with this Report.
**	Furnished with this Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2016		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato,
Treasurer and Chief Financial Officer

Index

Exhibit Index

Exhibit
Number	Description
*2.1	Asset Purchase Agreement, dated as of September 7, 2016, by and among EnviroStar, Inc., Western State Design, Inc., Dennis Mack, Tom Marks and Western State Design LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2016)
*10.1	Securities Purchase Agreement, dated as of September 7, 2016, between EnviroStar, Inc. and Symmetric Capital II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2016)
*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxanomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxanomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxanomy Extension Label Linkbase Document
*101.PRE	XBRL Taxanomy Extension Presentation Linkbase Document

______________________

*	Filed with this Report.
**	Furnished with this Report.