Form 10-Q
period 2016-12-31
EnviroStar, Inc.
filed 2017-02-13
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 10,369,045 shares outstanding as of February 10, 2017.

Index

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the six months ended December 31,		For the three months ended December 31,
	2016	2015	2016	2015

Revenues	$42,870	$14,863	$33,398	$8,626
Cost of sales	33,782	11,537	26,330	6,735
Gross profit	9,088	3,326	7,068	1,891
Selling, general and administrative expenses	6,247	2,466	4,792	1,284
Operating income	2,841	860	2,276	607
Interest expense (income), net	50	(1)	50	(1)
Income before provision for income taxes	2,791	861	2,226	608
Provision for income taxes	1,111	325	897	229
Net income	$1,680	$536	$1,329	$379
Net earnings per share – basic and diluted	$0.19	$0.08	$0.13	$0.05

Weighted average number of basic and diluted common shares outstanding	8,538	7,034	10,043	7,034

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	December 31, 2016 (Unaudited)	June 30, 2016
Current assets
Cash and cash equivalents	$2,842	$3,942
Accounts receivable, net of allowance for doubtful accounts of $194 and $160, respectively	16,686	1,833
Inventories, net	5,830	2,627
Vendor deposits	1,214	803
Other current assets	1,641	673
Total current assets	28,213	9,878

Equipment and improvements, net	942	135
Intangible assets, net	6,412	27
Goodwill	22,069	—
Other assets	306	121

Total assets	$57,942	$10,161

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31, 2016 (Unaudited)	June 30, 2016
Current liabilities
Accounts payable and accrued expenses	$13,434	$2,898
Accrued employee expenses	2,410	961
Customer deposits	3,533	1,213
Billings in excess of costs on uncompleted contracts	5,778	—
Current portion of long-term debt	714	—
Total current liabilities	25,869	5,072

Deferred income taxes	140	—
Long-term debt	4,104	—

Total liabilities	30,113	5,072

Commitments and contingencies

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; 20,000,000 shares authorized at December 31, 2016 and 15,000,000 shares authorized at June 30, 2016; 10,815,575 shares issued at December 31, 2016 and 7,065,500 shares issued at June 30, 2016, including shares held in treasury	260	177
Additional paid-in capital	24,111	2,095
Retained earnings	3,462	2,821
Treasury stock, 31,768 shares, at cost	(4)	(4)
Total shareholders’ equity	27,829	5,089
Total liabilities and shareholders’ equity	$57,942	$10,161

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31, 2016	December 31, 2015
Operating activities:
Net income	$1,680	$536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158	33
Amortization of debt discount	3	—
(Recovery of) bad debt expense	(26)	(2)
Share-based compensation	46	—
Inventory reserve	35	8
Provision (benefit) for deferred income taxes	(38)	17
(Increase) decrease in operating assets:
Accounts receivable	(6,230)	691
Inventories	191	405
Vendor deposits	1,535	—
Other assets	(228)	(825)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	3,198	(181)
Accrued employee expenses	1,199	(286)
Customer deposits	(1,927)	1,699
Billings in excess of costs on uncompleted contracts	1,890	—
Net cash provided by operating activities	1,486	2,095
Investing activities:
Capital expenditures	(7)	(1)
Cash paid for acquisition, net of cash acquired	(13,394)	—
Net cash used by investing activities	(13,401)	(1)
Financing activities:
Dividends paid	—	(1,407)
Proceeds from borrowings	12,583	—
Debt repayments	(7,702)	—
Payment of debt issuance costs	(66)	—
Proceeds from issuance of common shares with related party	6,000	—
Net cash provided (used) by financing activities	10,815	(1,407)
Net (decrease) increase in cash and cash equivalents	(1,100)	687
Cash and cash equivalents at beginning of period	3,942	3,909
Cash and cash equivalents at end of period	$2,842	$4,596

  See Notes to Condensed Consolidated Financial Statements

Index

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$50	$—
Cash paid during the period for income taxes	$466	$265
Supplemental disclosure of non-cash financing activities
Common stock issued for acquisition.	$16,053	$—
Dividends payable.	$1,039	$—

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Certain prior period amounts in the accompanying unaudited condensed consolidated financial statements have been reclassified in order to be comparable to the current period’s classifications. These reclassifications had no effect on previously reported net income.

The Company, through its wholly-owned subsidiaries, distributes commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others, supplies replacement parts and accessories, provides maintenance services to its customers, and designs and plans turn-key laundry, dry cleaning and boiler systems for its customers, which include institutional, retail, industrial and commercial customers.

On October 10, 2016 (the “Closing Date”), the Company, through its wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), completed the acquisition of substantially all the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial and industrial laundry equipment and related parts for new laundry facilities and to the replacement laundry market (the “Western State Design Acquisition”). As a result of the closing of the Western State Design Acquisition, the financial condition, including assets and liabilities, and results of operations of the acquired business following the Closing Date are included in the Company’s consolidated financial statements from the Closing Date. See Note 3 for additional information regarding the Western State Design Acquisition.

In addition, the Company, through an indirect wholly-owned subsidiary, owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

Note (2) – Summary of Significant Accounting Policies: The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. During the six months ended December 31, 2016 there were no significant changes in our significant accounting policies, unless otherwise described below.

Revenue Recognition: Products are generally shipped Free on Board (“FOB”) from the Company’s warehouses or drop shipped from the Company’s vendor as FOB, at which time risk of loss and title passes to the purchaser. Revenue is recognized when there is persuasive evidence that the arrangement, shipment or delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Installation revenues are recognized when the installation of the equipment has occurred.

There are also instances where the Company enters into longer termed contracts where the price to the customer includes the sale of the equipment and the related installation. The installation on these types of contracts is usually completed within six to twelve months. Revenues from these contracts are recognized under the percentage-of-completion method of accounting, measured by the percentage of costs incurred to date against the estimated total costs for each contract. This method is used because management considers the total cost to be the best available measure of progress on the contracts. Due to the inherent uncertainties in estimating costs, it is possible that the estimates used may change in the near term.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tolls and insurance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, which would be recognized in the period during which the revisions are determined.

Costs and estimated earnings in excess of billings are classified as other current assets. Billings in excess of costs on uncompleted contracts are classified as current liabilities. Contract retentions billed are included in accounts receivable.

Revenues from part sales are recognized when the part is shipped and service revenues are recognized when the service is completed.

Goodwill: The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by first comparing the fair value of the reporting unit to its carrying value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The Company performs it annual impairment test on April 1.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

Note (3) – Acquisition: The Western State Design Acquisition was effected in accordance with the Asset Purchase Agreement between the parties dated September 7, 2016 (the “Asset Purchase Agreement”), pursuant to which the Company, indirectly through Western State Design, purchased substantially all of the assets of WSD for a purchase price consisting of approximately $18.5 million in cash(the “Cash Consideration”) and 2,044,990 shares of the Company’s common stock (the “Stock Consideration”). At the closing of the Western State Design Acquisition, the Company paid the $18,500,000 of Cash Consideration, of which $2,800,000 was deposited in an escrow account for no less than 18 months after the Closing Date (subject to extension in certain circumstances) and issued 1,656,486 shares of the Stock Consideration. The issuance of the remaining 388,504 shares of the Stock Consideration required stockholder approval under the rules of the NYSE MKT, which was obtained at the Company’s Annual Meeting of Stockholders held on November 30, 2016. Such shares were issued during the third quarter ended March 31, 2017. Cash Consideration paid on the Closing Date was financed through $12.5 million of borrowings under a Credit Facility (as defined below) entered into on October 7, 2016 (see Note 5) and $6.0 million of proceeds from the issuance of 1,290,323 shares of the Company’s common stock in connection with a Private Placement Transaction (as defined below), which was completed on the Closing Date (see Note 7). Fees and expenses related to the Western State Design Acquisition, consisting primarily of legal and other professional fees, totaled approximately $478,000 and are classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations for the three and six months ended December 31, 2016. Pursuant to the Asset Purchase Agreement, the Company indirectly, through Western State Design, also assumed certain of the liabilities of WSD. The total purchase price for accounting purposes was $34.6 million, which included cash acquired of $5.1 million.

The Western State Design Acquisition was treated for accounting purposes as a purchase of WSD using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method of accounting, the aggregate consideration in the Western State Design Acquisition will be allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the Closing Date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of purchase price consideration and the preliminary allocation of consideration to the net assets acquired are presented in the following tables (in thousands):

Purchase price:
Cash Consideration, net of cash acquired(a)	$13,394
Stock Consideration(b)	16,053
Total purchase price, net of cash acquired	$29,447

(a)Includes $18.5 million paid at closing (inclusive of a preliminary working capital adjustment) and an estimated post-closing working capital adjustment of $156,000 net of $5.1 million of cash acquired.

(b)Calculated as 2,044,990 shares of common stock, multiplied by $7.85, the closing price of the Company’s common stock on the Closing Date.

Allocation of purchase price consideration (in thousands):
Accounts receivable	$8,597
Inventory	3,429
Other assets	2,693
Property, plant and equipment	879
Intangible assets	6,464
Accounts payable and accrued expenses	(6,549)
Customer deposits	(4,247)
Billings in excess of costs on uncompleted contracts	(3,888)
Total identifiable net assets	7,378
Goodwill	22,069
Total	$29,447

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

The purchase price allocation reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of net assets acquired at the Closing Date is obtained during the one year post-closing measurement period.

Intangible assets consist of $2.4 million allocated to the Western State Design trade name, $3.6 million allocated to customer-related intangible assets and $0.4 million allocated to covenants not to compete. The Western State Design trade name is indefinite-lived and therefore not subject to amortization. The Western State Design trade name will be evaluated for impairment annually or more frequently when an event occurs or circumstances change that indicate it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets and covenants not compete will be amortized over 10 years and 5 years, respectively.

Goodwill is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the Western State Design Acquisition.

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the Western State Design Acquisition, as if the Company had completed the Western State Design Acquisition and related financing transactions on July 1, 2015, but using the preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the Closing Date. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the Western State Design Acquisition had occurred on the date assumed, nor are they indicative of future results of operations.

	For the six months ended December 31,
(in thousands)	2016 (Unaudited)	2015 (Unaudited)
Revenues	$59,507	$49,182
Net income	2,557	1,689

The unaudited supplemental pro forma net income for the six months ended December 31, 2015 was adjusted to include $868,000 of transaction costs.

Note (4) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s non-vested restricted stock are considered participating securities because these awards contain a non-forfeitable right to dividends paid prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. In November 2016, the Company issued 414,762 of restricted stock under the EnviroStar, Inc. 2015 Equity Incentive Plan(See Note 8). Such shares constitute a second class of stock for accounting purposes. Basic and diluted earnings per share for the six and three months ended December 31, 2016 and 2015 are computed as follows (in thousands except per share data):

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

	For the six months ended December 31,		For the three months ended December 31,
	2016 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2015 (Unaudited)

Net income	$1,680	$536	$1,329	$379
Less: distributed and undistributed income allocated to non-vested restricted common stock	51	—	51	—
Net income allocated to EnviroStar, Inc. shareholders	$1,629	$536	$1,278	$379
Weighted average shares outstanding	8,538	7,034	10,043	7,034
Basic and fully diluted earnings per share	$0.19	$0.08	$0.13	$0.05

At December 31, 2016 and 2015, other than the restricted common stock discussed above, there were no potentially dilutive securities outstanding.

Note (5) - Debt: Long-term debt as of December 31, 2016 and June 30, 2016 are as follows (in thousands):

	December 31, 2016	June 30, 2016
Term Loan	$4,881	$—
Revolving Line of Credit	—	—
Less: unamortized discount and deferred financing costs	(63)	—
Total debt, net	4,818	—
Less: current maturities of long-term debt	(714)	—
Total long-term debt	$4,104	$—

In connection with the Western State Design Acquisition, on October 7, 2016, the Company entered into a $20.0 million credit agreement (the “Credit Facility”), consisting of a $15.0 million revolving line of credit, subject to adjustment as described below (the “Revolving Line of Credit”), and a $5.0 million term loan (the “Term Loan”). The Company used a total of approximately $12.6 million of borrowings under the Revolving Line of Credit and Term Loan to finance a portion of the Cash Consideration paid on the Closing Date for the Western State Design Acquisition, and to pay approximately $66,000 of fees, costs and expenses arising in connection with entering into the Credit Facility. At December 31, 2016, no amounts were outstanding under the Revolving Line of Credit and $4.9 million was outstanding under the Term Loan. The Credit Facility replaced the Company’s previous credit facility which allowed for borrowings of up to $2.25 million. No amounts were outstanding under such prior credit facility at June 30, 2016 or at any times during the period from July 1, 2016 through October 7, 2016, when it was replaced by the Credit Facility.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

The Credit Facility has a term of five years and matures on October 10, 2021. Interest on the outstanding principal amount of borrowings under the Credit Facility accrue at an annual rate equal to the daily one-month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and (ii) 2.85% in the case of borrowings under the Term Loan. In addition to interest payments, borrowings under the Term Loan require monthly principal payments of approximately $60,000 over the five-year term, with the balance due upon maturity.

The obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries have jointly and severally guaranteed the performance of the Company’s payment and other obligations under the Credit Facility. The Credit Facility also contains affirmative covenants which require the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio, senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenditures or repurchase shares of its common stock. Additionally, the amount available to borrow under the Revolving Line of Credit is determined based on an asset-based formula, which may restrict the amount available for borrowing under the Revolving Line of Credit to an amount less than the $15.0 million facility amount. At December 31, 2016, the Company was in compliance with all Credit Facility covenants and $10.8 million was available to borrow under the Revolving Line of Credit.

Note (6) - Income Taxes: Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of December 31, 2016 and June 30, 2016, the Company had deferred tax assets of approximately $299,000 and $121,000, respectively, which are included in Other Assets in the Condensed Consolidated Balance Sheets as of such dates. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of December 31, 2016 and June 30, 2016, management believed that it was more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the six months ended December 31, 2016, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

As of December 31, 2016, the Company was subject to potential federal and state tax examinations for the tax years 2013 through 2016.

Note (7) – Shareholders’ Equity: In connection with the Western State Design Acquisition (see Note 3), the Company issued 2,044,990 shares of its common stock to WSD as Stock Consideration, of which 1,656,486 shares were issued upon closing and 388,504 shares were issued during the quarter ending March 31, 2017. Additionally, on October 10, 2016, the Company completed the issuance and sale of 1,290,323 shares of its common stock to Symmetric Capital II LLC for a total purchase price of $6.0 million (the “Private Placement Transaction”) pursuant to a Securities Purchase Agreement, dated September 7, 2016, between the Company and Symmetric Capital II LLC. The Company used the $6.0 million of proceeds received from the Private Placement Transaction to fund a portion of the Cash Consideration for the Western State Design Acquisition. Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, is the Manager of Symmetric Capital II LLC and has voting power over the shares of the Company’s common stock held by Symmetric Capital II LLC.

On November 30, 2016, the Company’s Board of Directors declared a $.10 per share cash dividend (an aggregate of $1.0 million), which was paid on January 6, 2017 to stockholders of record at the close of business on December 21, 2016. This amount is included in Accounts Payable and Accrued Expenses in the Condensed Consolidated Balance Sheet as of December 31, 2016.

On November 13, 2015, the Company’s Board of Directors declared a $.20 per share cash dividend (an aggregate of $1.4 million), which was paid on December 18, 2015 to stockholders of record at the close of business on December 4, 2015.

Note (8) – Equity Incentive Plan: In November 2015, the Company’s stockholders approved the EnviroStar, Inc. 2015 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to awards granted under the Plan. The fair value of awards granted under the Plan are expensed on straight-line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s consolidated statements of operations. During the three months ended December 31, 2016, the Company granted 414,762 shares of restricted stock, a portion of which is scheduled to vest ratably over four years and the reminder of which is scheduled to vest in 24 years. The grant date fair value of such restricted stock was $5.9 million. The fair value of the restricted stock was determined using the closing price of the Company’s common stock on the date of grant. Prior to this grant, the Company had not granted any awards under the Plan.

Note (9) – Transactions with Related Parties: The Company’s wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner-Atlantic”), leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014. Under the lease, which has a term of three years, monthly base rental payments were $10,275 during the first year of the lease and $10,580 during the second year of the lease, and are $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $68,000 and $66,600 in the first six months of fiscal 2017 and 2016, respectively.

The Company’s wholly-owned subsidiary, Western State Design, leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and executive officer of the Company, and Tom Marks, an executive officer of the Company, pursuant to a lease agreement dated October 10, 2016. Under the lease, monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Western State Design. Payments under this lease totaled approximately $32,500 in the period from October 10, 2016 through December 31, 2016.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

At December 31, 2016, the Company was owed $520,000 from an entity that is controlled by Dennis Mack and Tom Marks. These amounts related to payments that were made by the Company on behalf of this entity in connection with the Western State Design Acquisition. In January 2017, $450,000 of the amount of above was repaid to the Company.

See also Note 7 for a description of the Private Placement Transaction between the Company and an affiliate of Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, which was completed on October 10, 2016.

Note (10) – Recently Issued Accounting Guidance: In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (“ASU No. 2014-09”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only for annual reporting periods beginning after December 31, 2016. The Company is evaluating the impact, if any, that adopting this standard may have on its consolidated financial statements.

In December 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”).  The amendments in ASU No. 2015-17 eliminate the current requirement for organizations to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.  The standard is effective for annual reporting periods beginning after December 15, 2016. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  The Company is evaluating the impact, if any, that adopting this standard may have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”) which is designed to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new standard will require an entity to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact, if any, that adopting this standard may have on its consolidated financial statements.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”), which requires that all income tax effects of awards be recognized in the statement of operations when the awards vest or settle. The standard also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The standard increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. ASU No. 2016-09 is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted if all provisions are adopted in the same period. The Company is evaluating the impact, if any, that adopting this standard may have on its consolidated financial statements.

Management believes the impact of other issued accounting standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Index

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

The Company, through its wholly-owned subsidiaries, distributes commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers, supplies replacement parts and accessories, provides maintenance and installation services, and designs and plans turn-key laundry, dry cleaning and boiler systems for its customers, which include institutional, retail, industrial and commercial customers.

On October 10, 2016 (the “Closing Date”), the Company, through its wholly-owned subsidiary Western State Design, Inc. (“Western State Design”), completed the acquisition of substantially all the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial and industrial laundry equipment and related parts for new laundry facilities and to the replacement laundry market (the “Western State Design Acquisition”) for a purchase price consisting of approximately $18.5 million in cash (the “Cash Consideration”) and 2,044,990 shares of the Company’s common stock (the “Stock Consideration”). At the closing of the Western State Design Acquisition, the Company paid the $18,500,000 of Cash Consideration, of which $2,800,000 was deposited in an escrow account for no less than 18 months after the Closing Date (subject to extension in certain circumstances) and issued 1,656,486 shares of the Stock Consideration. The issuance of the remaining 388,504 shares of the Stock Consideration required stockholder approval under the rules of the NYSE MKT, which was obtained at the Company’s Annual Meeting of Stockholders held on November 30, 2016. Such shares were issued during the quarter ending March 31, 2017. The Cash Consideration was financed through $12.5 million of borrowings under a new Credit Facility (as defined below) and $6.0 million of proceeds from the sale of shares of the Company’s common stock in a Private Placement Transaction (as defined below). As a result of the closing of the Western State Design Acquisition, the financial condition, including assets and liabilities, and results of operations of the acquired business following the Closing Date are included in the Company’s consolidated financial statements as of, and for three and six months ended, December 31, 2016. See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of this Report for additional information about the Western State Design Acquisition.

In addition, the Company, through an indirect wholly-owned subsidiary, owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.

Total revenues for the six-month period ended December 31, 2016 increased by 188% compared to the six-month period ended December 31, 2015. Revenues for the second quarter of fiscal 2017 increased by 287% compared to the same period of fiscal 2016. Net income for the six and three month periods ended December 31, 2016 increased by 213% and 251%, respectively, from the same periods of fiscal 2016. The increases in revenues and net income for the three and six-months ended December 31, 2016 are primarily attributable to the results of operations of Western State Design following the Western State Design Acquisition, partially offset by $478,000 of costs and interest associated with the transaction.

Consolidated Financial Condition

The Company’s total assets increased from $10.2 million at June 30, 2016 to $57.9 million at December 31, 2016. The Company’s total liabilities increased from $5.1 million at June 30, 2016 to $30.1 million at December 31, 2016. The increase in total assets and liabilities was primarily attributable to the assets acquired and liabilities assumed by the Company in connection with the Western State Design Acquisition.

Index

Liquidity and Capital Resources

For the six-month period ended December 31, 2016, cash decreased by approximately $1.1 million compared to an increase of approximately $687,000 during the same period of fiscal 2016. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended December 31,
	2016	2015

Net cash provided (used) by:
Operating activities	$1,486	$2,095
Investing activities	$(13,401)	$(1)
Financing activities	$10,815	$(1,407)

For the six-months ended December 31, 2016, operating activities provided cash of approximately $1.5 million compared to approximately $2.1 million during the same period of fiscal 2016. This $0.6 million decrease in cash provided by operating activities was attributable to uses of cash to fund changes in working capital, partially offset by an approximately $1.1 million increase in earnings during the six months ended December 31, 2016 compared to the prior year period. Uses of cash to fund changes in working capital were driven primarily by a $6.2 million increase in accounts receivable due to December 2016 shipments for which payments were not yet due at December 31, 2016, partially offset by a $4.4 million increase in accounts payable and accrued expenses.

Investing activities used cash of approximately $13.4 million during the six-month period ended December 31, 2016 in connection with the funding of the Cash Consideration for the Western State Design Acquisition.

Financing activities provided cash of approximately $10.8 million in the six-months ended December 31, 2016, which was primarily attributable to borrowings under the Credit Facility of approximately $12.6 million and $6.0 million of proceeds from the issuance and sale of 1,290,323 shares of the Company’s common stock in a private placement transaction (the “Private Placement Transaction”), which in each case was used to finance the Cash Consideration for the Western State Design Acquisition. These sources of cash were partially offset by $7.7 million of Revolving Line of Credit (as defined below) repayments and the payment of approximately $66,000 in financing fees in connection with the Credit Facility. Financing activities used cash of approximately $1.4 million in the six-month period ended December 31, 2015 related to the Company’s payment of a cash dividend to its stockholders.

In connection with the Western State Design Acquisition, on October 7, 2016, the Company entered into a $20.0 million credit agreement (the “Credit Facility”), consisting of a $15.0 million revolving line of credit, subject to adjustment as described below (the “Revolving Line of Credit”), and a $5.0 million term loan (the “Term Loan”). The Company used a total of approximately $12.6 million of borrowings under the Revolving Line of Credit and Term Loan to finance a portion of the Cash Consideration paid on the Closing Date for the Western State Design Acquisition, and to pay approximately $66,000 of fees, costs and expenses arising in connection with entering into the Credit Facility. At December 31, 2016, no amounts were outstanding under the Revolving Line of Credit and $4.9 million was outstanding under the Term Loan. The Credit Facility replaced the Company’s previous credit facility, which allowed for borrowings of up to $2.25 million. No amounts were outstanding under such prior credit facility at June 30, 2016 or at any time during the period from July 1, 2016 through October 7, 2016, when the Credit Facility replaced it.

Index

The Credit Facility has a term of five years and matures on October 10, 2021. Interest on the outstanding principal amount of borrowings under the Credit Facility accrue at an annual rate equal to the daily one-month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and (ii) 2.85% in the case of borrowings under the Term Loan. In addition to interest payments, borrowings under the Term Loan require monthly principal payments of approximately $59,500 over the five-year term, with the balance due upon maturity.

The obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries have jointly and severally guaranteed the performance of the Company’s payment and other obligations under the Credit Facility. The Credit Facility also contains affirmative covenants which require the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio, senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenditures or repurchase shares of its common stock. Additionally, the amount available to borrow under the Revolving Line of Credit is determined based on an asset-based formula, which may restrict the amount available for borrowing under the Revolving Line of Credit to an amount less than the $15.0 million facility amount. At December 31, 2016, the Company was in compliance with all Credit Facility covenants and $10.8 million was available to borrow under the Revolving Line of Credit.

The Company believes that its existing cash and cash equivalents, net cash from operations and funds available under the Company’s Credit Facility will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months. The Company may also seek to raise funds through the issuance of equity and/or debt securities or the incurrence of additional secured or unsecured indebtedness, including in connection with acquisitions or other transactions consummated by the Company as part of its buy-and-build growth strategy.

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at December 31, 2016.

Results of Operations

Revenues

Revenues for the six and three month periods ended December 31, 2016 increased by approximately $28.0 million (188%) and $24.8 million (287%), respectively, from the same periods of fiscal 2016, primarily as a result of the Western State Design Acquisition on October 10, 2016.

Operating Expenses

	Six months ended		Three months ended
	December 31,		December 31,
	2016	2015	2016	2015
As a percentage of revenues:
Cost of sales	78.8%	77.6%	78.8%	78.1%
As a percentage of revenues:
Selling, general and administrative expenses	14.6%	16.6%	14.3%	14.9%

Index

Cost of sales, expressed as a percentage of revenues, increased to 78.8% for both the six and three-month periods ended December 31, 2016 from 77.6% and 78.1% for the six and three-month periods ended December 31, 2015, respectively. Cost of sales, expressed as a percentage of revenues, for both periods of fiscal 2017 compared to the same periods of fiscal 2016 was affected by product mix.

Selling, general and administrative expenses increased by approximately $3.8 million (153%) and $3.5 million (273%) for the six and three-month periods ended December 31, 2016, respectively, from the same periods of fiscal 2016, primarily as a result of selling, general and administrative expenses from the consolidation of Western State Design following the Western State Design Acquisition and $478,000 of transaction costs. As a percentage of revenues, selling, general and administrative expenses were 14.6% and 16.6% for the six-month periods ended December 31, 2016 and 2015, respectively, and 14.3% and 14.9% for the three-months ended December 31, 2016 and 2015, respectively. The decreases resulted primarily from the consolidation of Western State Design revenues following the Western State Design Acquisition.

Interest expense, net was approximately $50,000 for the six and three-months ended December 31, 2016 and represents interest on borrowings under the Credit Facility in fiscal 2017 in connection with the financing of the Western State Design Acquisition.

The Company’s effective tax rate was 39.8% and 40.3% for the six and three-months ended December 31, 2016, respectively, compared to 37.7% for both the six and three-month periods ended December 31, 2015. The increase in the effective tax rate in both the six and three-months periods of fiscal 2017 reflect higher state taxes in additional operating jurisdictions following the Western State Design Acquisition.

Inflation

Inflation did not have a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company’s wholly owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014. Under the lease, which has a term of three years, monthly base rental payments were $10,275 during the first year of the lease and $10,580 during the second year of the lease, and are $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $68,000 and $66,600 in the first six months of fiscal 2017 and 2016, respectively.

The Company’s wholly owned subsidiary, Western State Design, leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and executive officer of the Company, and Tom Marks, an executive officer of the Company, pursuant to a lease agreement dated October 10, 2016. Under the lease, monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Western State Design. Payments under this lease totaled approximately $32,500 in the period from October 10, 2016 through December 31, 2016.

On October 10, 2016, the Company completed a Private Placement Transaction pursuant to which the Company issued and sold 1,290,323 shares of its common stock to Symmetric Capital II LLC for a total purchase price of $6,000,000. As previously described, the Company used the $6,000,000 of proceeds received by it in connection with the Private Placement Transaction to fund a portion of the Cash Consideration for the Western State Design Acquisition. Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, is the Manager of Symmetric Capital II LLC and has voting control over the shares of the Company’s common stock held by Symmetric Capital II LLC.

Index

At December 31, 2016, the Company was owed $520,000 from an entity that is controlled by Dennis Mack and Tom Marks. These amounts related to payments that were made by the Company on behalf of this entity in connection with the Western State Design Acquisition. In January 2017, $450,000 of the amount of above was repaid to the Company.

Critical Accounting Policies

In connection with the preparation of its financial statements, the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements remain unchanged from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, except for the following:

Revenue Recognition

Products are generally shipped Free on Board (“FOB”) from the Company’s warehouses or drop shipped from the Company’s vendor as FOB, at which time risk of loss and title passes to the purchaser. Revenue is recognized when there is persuasive evidence that the arrangement, shipment or delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Installation revenues are recognized when the installation of the equipment has occurred.

There are also instances where the Company enters into a contract with a customer where the price to the customer includes the sale of the equipment and the related installation. The installation on these types of contracts is usually completed within six to twelve months. Revenues from these contracts are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date against the estimated total costs for each contract. This method is used because management considers the total cost to be the best available measure of progress on the contracts. Due to the inherent uncertainties in estimating costs, it is possible that the estimates used may change in the near term.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tolls and insurance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income which would be recognized in the period during which the revisions are determined.

Costs and estimated earnings in excess of billings are classified as other current assets. Billings in excess of costs on uncompleted contracts are classified as current liabilities. Contract retentions billed are included in accounts receivable.

Revenues from part sales are recognized when the part is shipped and service revenues are recognized when the service is completed.

Goodwill

Index

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by first comparing the fair value of the reporting unit to its carrying value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The Company performs it annual impairment test on April 1.

Recently Issued Accounting Guidance

See Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Report for a description of Recently Issued Accounting Guidance.

Forward Looking Statements

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the future plans, operations, business strategies, operating results and financial position of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries in which the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, including environmental regulations; the Company’s ability to implement changes in its business strategies and development plans; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks relating to the timing of shipments of customers’ orders and the Company’s recognition of revenue relating thereto; risks and uncertainties associated with the Company’s buy-and-build growth strategy, including that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, that the potential benefits of acquisitions (including the recent acquisition of WSD) may not be realized to the extent anticipated or at all, integration risks, risks related to indebtedness incurred in connection acquisitions (including the indebtedness incurred in connection with the recent acquisition of WSD), dilution experienced by the Company’s stockholders as a result of shares issued by the Company in connection with acquisitions and the financing of acquisitions (including the recent acquisition of WSD), and risks related to the business, operations and prospects of acquired companies (including WSD); the impact of accounting standards and updates on the Company’s financial position, results of operations and cash flows; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Many of these risks and factors are beyond the Company’s control. In addition, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The Company expressly disclaims any obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness may subject the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and indebtedness may subject the Company to covenants or restrictions on its operations and activities or on its ability to pay dividends or take other actions. As of December 31, 2016, the Company had approximately $4.9 million of outstanding borrowings, all of which was borrowed under the Term Loan. See “Liquidity and Capital Resources” under Item 2 above for additional information regarding the Term Loan. Based on the amounts outstanding under the Company’s Term Loan at December 31, 2016, a hypothetical 1% increase in daily one-month LIBOR would increase our annual interest expense by approximately $49,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at December 31, 2016 or June 30, 2016.

The Company’s cash and cash equivalents are maintained in checking bank accounts which bear interest at prevailing interest rates. At December 31, 2016, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Index

Changes in Internal Control over Financial Reporting

During the period covered by this Report, other than the completion of the Western State Design Acquisition on October 10, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes with respect to the Company’s legal proceedings from those disclosed in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 1A.	Risk Factors

There have been no material changes in the risks and uncertainties that the Company faces from those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Item 6.	Exhibits.
Exhibit
Number	Description
*2.1	Asset Purchase Agreement, dated as of September 7, 2016, by and among EnviroStar, Inc., Western State Design, Inc., Dennis Mack, Tom Marks and Western State Design LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2016)

*3.1	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963 (incorporated by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2009)

*3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968 (incorporated by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2009)

*3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983 (incorporated by reference to Exhibit 3.1(c) to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2009)

*3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986 (incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2009)

*3.5	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986 (incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2009)

*3.6	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998 (incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2009)

Index

*3.7	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999 (incorporated by reference to Exhibit 3.1(g) to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2009)

*3.8	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009 (incorporated by reference to Exhibit 3.1(h) to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2009)

*3.9	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 30, 2016 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 28, 2016)

*4.1	Stockholders Agreement, dated as of October 10, 2016, among EnviroStar, Inc., Symmetric Capital LLC, Symmetric Capital II LLC, Henry M. Nahmad, Western State Design, LLC, Dennis Mack and Tom Marks (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.1	Credit Agreement, dated as of October 7, 2016, between EnviroStar, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.2	Revolving Line of Credit Promissory Note, dated October 7, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.3	Term Loan Promissory Note, dated October 7, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.4	Security Agreement, dated as of October 7, 2016, by and among, EnviroStar, Inc., Steiner-Atlantic Corp., DryClean USA License Corp., Western State Design, Inc. and Wells Fargo Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.5	Continuing Guaranty of Steiner-Atlantic Corp. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.6	Continuing Guaranty of DryClean USA License Corp. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.7	Continuing Guaranty of Western State Design, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

Index

*10.8	Subcontract Agreement Pending Novation, dated as of October 10, 2016, between EnviroStar, Inc., Western State Design, Inc. and Western State Design, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.9	Securities Purchase Agreement, dated as of September 7, 2016, between EnviroStar, Inc. and Symmetric Capital II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2016)

*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________
*	Filed with this Report.
+	Furnished with this Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2017		EnviroStar, Inc.

	By:	/s/ Venerando J. Indelicato
Venerando J. Indelicato
Treasurer and Chief Financial Officer

Index

Exhibit Index

Exhibit
Number	Description
*2.1	Asset Purchase Agreement, dated as of September 7, 2016, by and among EnviroStar, Inc., Western State Design, Inc., Dennis Mack, Tom Marks and Western State Design LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2016)

*3.1	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963 (incorporated by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2009)

*3.2	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968 (incorporated by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2009)

*3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983 (incorporated by reference to Exhibit 3.1(c) to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2009)

*3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986 (incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2009)

*3.5	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986 (incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2009)

*3.6	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998 (incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2009)

*3.7	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999 (incorporated by reference to Exhibit 3.1(g) to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2009)

*3.8	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009 (incorporated by reference to Exhibit 3.1(h) to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2009)

*3.9	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 30, 2016 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 28, 2016)

Index

*4.1	Stockholders Agreement, dated as of October 10, 2016, among EnviroStar, Inc., Symmetric Capital LLC, Symmetric Capital II LLC, Henry M. Nahmad, Western State Design, LLC, Dennis Mack and Tom Marks (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.1	Credit Agreement, dated as of October 7, 2016, between EnviroStar, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.2	Revolving Line of Credit Promissory Note, dated October 7, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.3	Term Loan Promissory Note, dated October 7, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.4	Security Agreement, dated as of October 7, 2016, by and among, EnviroStar, Inc., Steiner-Atlantic Corp., DryClean USA License Corp., Western State Design, Inc. and Wells Fargo Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.5	Continuing Guaranty of Steiner-Atlantic Corp. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.6	Continuing Guaranty of DryClean USA License Corp. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.7	Continuing Guaranty of Western State Design, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.8	Subcontract Agreement Pending Novation, dated as of October 10, 2016, between EnviroStar, Inc., Western State Design, Inc. and Western State Design, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2016)

*10.9	Securities Purchase Agreement, dated as of September 7, 2016, between EnviroStar, Inc. and Symmetric Capital II LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2016)

*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Index

+32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________________
*	Filed with this Report.
+	Furnished with this Report.