Form 10-Q
period 2017-03-31
EnviroStar, Inc.
filed 2017-05-15
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EnviroStar, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 10,369,045 shares outstanding as of May 8, 2017.

Index

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the nine months ended March 31,		For the three months ended March 31,
	2017	2016	2017	2016

Revenues	$67,523	$27,623	$24,653	$12,760
Cost of sales	52,855	21,457	19,073	9,919
Gross profit	14,668	6,166	5,580	2,841
Selling, general and administrative expenses	10,328	4,066	4,081	1,600
Operating income	4,340	2,100	1,499	1,241
Interest expense (income), net	112	(2)	62	(1)
Income before provision for income taxes	4,228	2,102	1,437	1,242
Provision for income taxes	1,658	792	547	468

Net income	$2,570	$1,310	$890	$774

Net earnings per share – basic	$0.27	$0.19	$0.08	$0.11

Net earnings per share – diluted	$0.27	$0.19	$0.08	$0.11

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	March 31, 2017 (Unaudited)	June 30, 2016
Current assets
Cash and cash equivalents	$3,612	$3,942
Accounts receivable, net of allowance for doubtful accounts of $195 and $160, respectively	10,672	1,833
Inventories, net	6,465	2,627
Vendor deposits	1,265	803
Other current assets	561	673
Total current assets	22,575	9,878

Equipment and improvements, net	979	135
Intangible assets, net	6,240	27
Goodwill	22,139	—
Other assets	330	121

Total assets	$52,263	$10,161

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2017 (Unaudited)	June 30, 2016
Current liabilities
Accounts payable and accrued expenses	$8,649	$2,898
Accrued employee expenses	900	961
Customer deposits	3,863	1,213
Billings in excess of costs on uncompleted contracts	5,055	—
Current portion of long-term debt	714	—
Total current liabilities	19,181	5,072

Deferred income taxes	298	—
Long-term debt, net	3,906	—

Total liabilities	23,385	5,072

Commitments and contingencies

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; 20,000,000 shares authorized at March 31, 2017 and 15,000,000 shares authorized at June 30, 2016; 10,850,787 shares issued at March 31, 2017 and 7,065,500 shares issued at June 30, 2016, including shares held in treasury	260	177
Additional paid-in capital	24,271	2,095
Retained earnings	4,351	2,821
Treasury stock, 31,768 shares, at cost	(4)	(4)
Total shareholders’ equity	28,878	5,089
Total liabilities and shareholders’ equity	$52,263	$10,161

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31, 2017	March 31, 2016

Operating activities:
Net income	$2,570	$1,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	409	47
Amortization of debt discount	6	—
(Recovery of) bad debt expense	(33)	—
Share-based compensation	200	—
Inventory reserve	(27)	15
Provision for deferred income taxes	89	20
(Increase) decrease in operating assets:
Accounts receivable	(209)	(1,561)
Inventories	(376)	165
Vendor deposits	1,484	(1,077)
Other assets	789	156
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(548)	2,667
Accrued employee expenses	(311)	96
Customer deposits	(1,597)	(1,383)
Billings in excess of costs on uncompleted contracts	1,167	—

Net cash provided by operating activities	3,613	455
Investing activities:
Capital expenditures	(123)	(2)
Cash paid for acquisition, net of cash acquired	(13,394)	—

Net cash used by investing activities	(13,517)	(2)
Financing activities:
Dividends paid	(1,040)	(1,407)
Proceeds from borrowings	25,938	—
Debt repayments	(21,236)	—
Payment of debt issuance costs	(88)	—
Proceeds from issuance of common shares to related party	6,000	—

Net cash provided (used) by financing activities	9,574	(1,407)
Net decrease in cash and cash equivalents	(330)	(954)
Cash and cash equivalents at beginning of period	3,942	3,909

Cash and cash equivalents at end of period	$3,612	$2,955

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$72	$—
Cash paid during the period for income taxes	$1,370	$316

Supplemental disclosure of non-cash financing activities
Common stock issued for acquisition	$16,053	$—

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note (2) – Summary of Significant Accounting Policies: The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. During the nine months ended March 31, 2017, there were no significant changes in the Company’s significant accounting policies, unless otherwise described below.

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

Goodwill: The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by first comparing the fair value of the reporting unit to its carrying value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The Company performs its annual impairment test on April 1.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note (3) – Acquisition: The Western State Design Acquisition was effected in accordance with the Asset Purchase Agreement between the parties dated September 7, 2016 (the “Asset Purchase Agreement”), pursuant to which the Company, indirectly through Western State Design, purchased substantially all of the assets of WSD for a purchase price consisting of approximately $18.5 million in cash (the “Cash Consideration”) and 2,044,990 shares of the Company’s common stock (the “Stock Consideration”). At the closing of the Western State Design Acquisition, the Company paid the $18,500,000 of Cash Consideration, of which $2,800,000 was deposited in an escrow account for no less than 18 months after the Closing Date (subject to extension in certain circumstances) and issued 1,656,486 shares of the Stock Consideration. The issuance of the remaining 388,504 shares of the Stock Consideration required stockholder approval under the rules of the NYSE MKT, which was obtained at the Company’s Annual Meeting of Stockholders held on November 30, 2016. Such shares were issued during the quarter ended March 31, 2017. The Cash Consideration paid on the Closing Date was financed through $12.5 million of borrowings under a Credit Facility (as defined below) entered into on October 7, 2016 (see Note 5) and $6.0 million of proceeds from the issuance of 1,290,323 shares of the Company’s common stock in connection with a Private Placement Transaction (as defined below), which was completed on the Closing Date (see Note 7). Fees and expenses related to the Western State Design Acquisition, consisting primarily of legal and other professional fees, totaled approximately $478,000 and are classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations for the nine months ended March 31, 2017. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Western State Design, also assumed certain of the liabilities of WSD. The total purchase price for accounting purposes was $34.6 million, which included cash acquired of $5.1 million.

The Western State Design Acquisition was treated for accounting purposes as a purchase of WSD using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method of accounting, the aggregate consideration, or “purchase price consideration,” in the Western State Design Acquisition was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the Closing Date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of the purchase price consideration and the allocation thereof to the net assets acquired are presented in the following tables (in thousands):

Purchase price consideration:
Cash Consideration, net of cash acquired(a)	$13,394
Stock Consideration(b)	16,053
Total purchase price consideration, net of cash acquired	$29,447

(a)Includes $18.5 million net of $5.1 million of cash acquired.

(b)Calculated as 2,044,990 shares of common stock, multiplied by $7.85, the closing price of the Company’s common stock on the Closing Date.

Allocation of purchase price consideration (in thousands):
Accounts receivable	$8,597
Inventory	3,429
Other assets	2,623
Property, plant and equipment	879
Intangible assets	6,464
Accounts payable and accrued expenses	(6,549)
Customer deposits	(4,247)

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Billings in excess of costs on uncompleted contracts	(3,888)
Total identifiable net assets	7,378
Goodwill	22,139
Total	$29,447

The purchase price allocation reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of the net assets acquired at the Closing Date is obtained during the one year post-closing measurement period.

Intangible assets consist of $2.4 million allocated to the Western State Design trade name, $3.6 million allocated to customer-related intangible assets and $0.4 million allocated to covenants not to compete. The Western State Design trade name is indefinite-lived and therefore not subject to amortization. The Western State Design trade name will be evaluated for impairment annually or more frequently when an event occurs or circumstances change that indicate it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets and covenants not to compete will be amortized over 10 years and 5 years, respectively.

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

	For the nine months ended March 31,
(in thousands)	2017 (Unaudited)	2016 (Unaudited)
Revenues	$84,193	$74,453
Net income	3,450	2,651

The unaudited supplemental pro forma net income for the nine months ended March 31, 2016 was adjusted to include a total of $868,000 of transaction costs incurred by the Company and WSD.

Note (4) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

common stock subject to unvested restricted stock awards are considered participating securities because these awards contain a non-forfeitable right to dividends paid prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. In November 2016 and January 2017, the Company issued awards of 414,762 shares of restricted stock and 35,212 shares of restricted stock, respectively, under the EnviroStar, Inc. 2015 Equity Incentive Plan (See Note 8). Such shares are deemed to constitute a second class of stock for accounting purposes. Basic and diluted earnings per share for the nine and three months ended March 31, 2017 and 2016 are computed as follows (in thousands except per share data):

	For the nine months ended March 31,		For the three months ended March 31,
	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)

Net income	$2,570	$1,310	$890	$774
Less: distributed and undistributed income allocated to non-vested restricted common stock	107	—	37	—
Net income allocated to EnviroStar, Inc. shareholders	$2,463	$1,310	$853	$774
Weighted average shares outstanding used in basic earnings per share	9,140	7,034	10,369	7,034

Dilutive common share equivalents	32	—	96	—
Weighted average shares outstanding used in dilutive earnings per share	9,172	7,034	10,465	7,034
Basic earnings per share	$0.27	$0.19	$0.08	$0.11
Diluted earnings per share	$0.27	$0.19	$0.08	$0.11

At March 31, 2017, other than the 449,974 shares of restricted common stock discussed above, there were no potentially dilutive securities outstanding. There were no potentially dilutive securities outstanding at March 31, 2016. For the nine and three months ended March 31, 2017 there were 417,972 and 353,969 of restricted common stock that was not included in the calculation of dilutive earnings per share because their impact is anti-dilutive.

Note (5) - Debt: Long-term debt as of March 31, 2017 and June 30, 2016 are as follows (in thousands):

	March 31, 2017	June 30, 2016
Term Loan	$4,702	$—
Revolving Line of Credit	—	—
Less: unamortized discount and deferred financing costs	(82)	—
Total debt, net	4,620	—
Less: current maturities of long-term debt	(714)	—
Total long-term debt	$3,906	$—

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

In connection with the Western State Design Acquisition, on October 7, 2016, the Company entered into a $20.0 million credit agreement (the “Credit Facility”), consisting of a $15.0 million revolving line of credit, subject to adjustment as described below (the “Revolving Line of Credit”), and a $5.0 million term loan (the “Term Loan”). The Company used a total of approximately $12.6 million of borrowings under the Revolving Line of Credit and Term Loan to finance a portion of the Cash Consideration paid on the Closing Date for the Western State Design Acquisition, and to pay approximately $88,000 of fees, costs and expenses arising in connection with entering into the Credit Facility. At March 31, 2017, no amounts were outstanding under the Revolving Line of Credit and $4.7 million was outstanding under the Term Loan. The Credit Facility replaced the Company’s previous credit facility which allowed for borrowings of up to $2.25 million. No amounts were outstanding under such prior credit facility at June 30, 2016 or at any time during the period from July 1, 2016 through October 7, 2016, when it was replaced by the Credit Facility.

The Credit Facility has a term of five years and matures on October 10, 2021. Interest on the outstanding principal amount of borrowings under the Credit Facility accrues at an annual rate equal to the daily one-month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and (ii) 2.85% in the case of borrowings under the Term Loan. In addition to interest payments, borrowings under the Term Loan require monthly principal payments of approximately $60,000 over the five-year term, with the balance due upon maturity.

The obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries have jointly and severally guaranteed the performance of the Company’s payment and other obligations under the Credit Facility. The Credit Facility also contains affirmative covenants which require the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio, a senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenditures or repurchase shares of its common stock. Additionally, the amount available to borrow under the Revolving Line of Credit is determined based on an asset-based formula, which may restrict the amount available for borrowing under the Revolving Line of Credit to an amount less than $15.0 million. At March 31, 2017, the Company was in compliance with all Credit Facility covenants and $8.3 million was available to borrow under the Revolving Line of Credit.

Note (6) - Income Taxes: Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of March 31, 2017 and June 30, 2016, the Company had deferred tax assets of approximately $320,000 and $121,000, respectively, which are included in other assets in the condensed consolidated balance sheets as of such dates. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of March 31, 2017 and June 30, 2016, management believed that it was more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the nine months ended March 31, 2017, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of March 31, 2017, the Company was subject to potential federal and state tax examinations for the tax years 2013 through 2016.

Note (7) – Shareholders’ Equity: In connection with the Western State Design Acquisition (see Note 3), the Company issued 2,044,990 shares of its common stock to WSD as Stock Consideration, of which 1,656,486 shares were issued on the October 10, 2016 Closing Date and 388,504 shares were issued during the quarter ended March 31, 2017. Additionally, on October 10, 2016, the Company completed the issuance and sale of 1,290,323 shares of its common stock to Symmetric Capital II LLC for a total purchase price of $6.0 million (the “Private Placement Transaction”) pursuant to a Securities Purchase Agreement, dated September 7, 2016, between the Company and Symmetric Capital II LLC. The Company used the $6.0 million of proceeds received from the Private Placement Transaction to fund a portion of the Cash Consideration for the Western State Design Acquisition. Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, is the Manager of Symmetric Capital II LLC and has voting power over the shares of the Company’s common stock held by Symmetric Capital II LLC.

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

Note (8) – Equity Incentive Plan: In November 2015, the Company’s stockholders approved the EnviroStar, Inc. 2015 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to awards granted under the Plan. The fair value of awards granted under the Plan is expensed on straight-line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. During the nine months ended March 31, 2017, the Company granted a total of 449,974 shares of restricted stock, a portion of which is scheduled to vest ratably over four years and the remainder of which is scheduled to vest in 10 to 24 years. The total grant date fair value of such restricted stock was $6.4 million. The fair value of the restricted stock was determined using the closing price of the Company’s common stock on the applicable grant date. Prior to those grants, the Company had not granted any awards under the Plan.

Note (9) – Transactions with Related Parties: The Company’s wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner-Atlantic”), leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Company, pursuant to a lease agreement dated November 1, 2014. Under the lease, which has a term of three years, monthly base rental payments were $10,275 during the first year of the lease and $10,580 during the second year of the lease, and are $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $102,000 and $100,000 in the first nine months of fiscal 2017 and 2016, respectively.

The Company’s wholly-owned subsidiary, Western State Design, leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company, pursuant to a lease agreement dated October 10, 2016. Under the lease, monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Western State Design. Payments under this lease totaled approximately $66,000 in the period from October 10, 2016 through March 31, 2017.

In connection with the Western State Design Acquisition, the Company made $520,000 of payments on behalf of an entity controlled by Dennis Mack and Tom Marks, which agreed to reimburse the Company for such payments. As of March 31, 2017, such entity had reimbursed the Company for $490,000 of such payments and, accordingly, $30,000 of such payments remain owed to the Company.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11"). ASU 2015-11 requires that inventory within the scope of its guidance be measured at the lower of cost and net realizable value instead of lower of cost or market (with market being defined as replacement cost and having a ceiling of net realizable value and floor of net realizable value less a normal profit margin). Inventory measured using last-in, first-out (LIFO) will not be impacted by the new guidance. For a public entity, the amendments in ASU 2015-11 are effective, in a prospective manner, for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company). Early adoption is permitted as of the beginning of an interim or annual reporting period.   The Company is evaluating the impact, if any, that adopting this standard may have on its consolidated financial statements.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

In December 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”).  The amendments in ASU No. 2015-17 eliminate the current requirement for organizations to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.  The standard is effective for annual reporting periods beginning after December 15, 2016. The amendments were applied prospectively to all deferred tax liabilities and assets, and retrospectively reclassed $108,000 of deferred tax assets from other current assets to other assets at June 30, 2016.  The Company adopted this standard and it did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”), which is designed to increase transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. The new standard will require an entity to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact, if any, that adopting this standard may have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”), which requires that all income tax effects of awards be recognized in the statement of operations when the awards vest or settle. The standard also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The standard increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016 (and interim periods therein). Early adoption is permitted if all provisions are adopted in the same period. The Company is evaluating the impact, if any, that adopting this standard may have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which is designed to simplify the subsequent measurement of goodwill. The new guidance eliminated Step 2 from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the new amendment, an entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Management believes the impact of other issued accounting standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Index

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the future plans, operations, business strategies, operating results and financial position of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries in which the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and services, and its profit margins; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, including environmental regulations; the Company’s ability to implement changes in its business strategies and development plans; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks relating to the timing of shipments of customers’ orders and the Company’s recognition of revenue relating thereto; risks and uncertainties associated with the Company’s buy-and-build growth strategy, including that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, that the potential benefits of acquisitions (including the Western State Design Acquisition) may not be realized to the extent anticipated or at all, integration risks, risks related to indebtedness incurred in connection acquisitions (including the indebtedness incurred in connection with the Western State Design Acquisition), dilution experienced by the Company’s stockholders as a result of shares issued by the Company in connection with acquisitions and the financing of acquisitions (including the Western State Design Acquisition), and risks related to the business, operations and prospects of acquired companies (including WSD); the impact of accounting standards and updates on the Company’s financial position, results of operations and cash flows; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Many of these risks and factors are beyond the Company’s control. In addition, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The Company expressly disclaims any obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

On October 10, 2016 (the “Closing Date”), the Company, through its wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), completed the acquisition of substantially all the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial and industrial laundry equipment and related parts for new laundry facilities and to the replacement laundry market (the “Western State Design Acquisition”) for a purchase price consisting of approximately $18.5 million in cash (the “Cash Consideration”) and 2,044,990 shares of the Company’s common stock (the “Stock Consideration”). At the closing of the Western State Design Acquisition, the Company paid the $18,500,000 of Cash Consideration, of which $2,800,000 was deposited in an escrow account for no less than 18 months after the Closing Date (subject to extension in certain circumstances) and issued 1,656,486 shares of the Stock Consideration. The issuance of the remaining 388,504 shares of the Stock Consideration required stockholder approval under the rules of the NYSE MKT, which was obtained at the Company’s Annual Meeting of Stockholders held on November 30, 2016. Such shares were issued during the quarter ended March 31, 2017. The Cash Consideration was financed through $12.5 million of borrowings under a new Credit Facility (as defined below) and $6.0 million of proceeds from the sale of shares of the Company’s common stock in a Private Placement Transaction (as defined below). In connection with the Western State Design Acquisition, the Company, indirectly through Western State Design, also assumed certain of the liabilities of WSD. As a result of the closing of the Western State Design Acquisition, the financial condition, including assets and liabilities, and results of operations of the acquired business following the Closing Date are included in the Company’s consolidated financial statements as of, and for three and nine months ended, March 31, 2017. See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of this Report for additional information about the Western State Design Acquisition.

In addition, the Company, through an indirect wholly-owned subsidiary, owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.

Total revenues for the nine - month period ended March 31, 2017 increased by 144% compared to the nine - month period ended March 31, 2016. Revenues for the third quarter of fiscal 2017 increased by 93% compared to the same period of fiscal 2016. Net income for the nine and three - month periods ended March 31, 2017 increased by 96% and 15%, respectively, from the same periods of fiscal 2016. The increases in revenues and net income for the three and nine months ended March 31, 2017 are primarily attributable to the results of operations of Western State Design following the Western State Design Acquisition, partially offset by $478,000 of costs and expenses, including interest expense, associated with the transaction.

Consolidated Financial Condition

The Company’s total assets increased from $10.2 million at June 30, 2016 to $52.3 million at March 31, 2017. The Company’s total liabilities increased from $5.1 million at June 30, 2016 to $23.4 million at March 31, 2017. The increase in total assets and liabilities was primarily attributable to the assets acquired and liabilities assumed by the Company in connection with the Western State Design Acquisition.

Index

Liquidity and Capital Resources

For the nine-month period ended March 31, 2017, cash decreased by approximately $0.3 million compared to a decrease of approximately $1.0 million during the same period of fiscal 2016. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended March 31,
	2017	2016

Net cash provided (used) by:
Operating activities	$3,613	$455
Investing activities	$(13,517)	$(2)
Financing activities	$9,574	$(1,407)

For the nine-months ended March 31, 2017, operating activities provided cash of approximately $3.6 million compared to approximately $0.5 million during the same period of fiscal 2016. This $3.6 million increase in cash provided by operating activities was attributable to increases in working capital, and an approximately $1.3 million increase in earnings during the nine months ended March 31, 2017 compared to the prior year period. The increase in working capital was driven primarily by a $2.7 million increase in vendor deposits and billings in excess of cost due to increased billing and sales activity during the period, partially offset by a $0.9 million decrease in accounts payable and accrued expenses.

Investing activities used cash of approximately $13.5 million during the nine - month period ended March 31, 2017 in connection with the funding of the Cash Consideration for the Western State Design Acquisition.

Financing activities provided cash of approximately $9.6 million in the nine - months ended March 31, 2017, which was primarily attributable to borrowings under the Credit Facility of approximately $26.0 million and $6.0 million of proceeds from the issuance and sale of 1,290,323 shares of the Company’s common stock in a private placement transaction (the “Private Placement Transaction”). $12.5 million of borrowings under the Credit Facility and the $6.0 million of proceeds from the Private Placement Transaction were used to finance the Cash Consideration for the Western State Design Acquisition. The balance of the Credit Facility borrowings were used for general corporate purposes. These sources of cash were partially offset by $21.2 million of Revolving Line of Credit (as defined below) repayments, the payment of approximately $88,000 in financing fees in connection with the Credit Facility and $1.0 million of dividend payments. Financing activities used cash of approximately $1.4 million in the nine- month period ended March 31, 2016 related to the Company’s payment of a cash dividend to its stockholders.

In connection with the Western State Design Acquisition, on October 7, 2016, the Company entered into a $20.0 million credit agreement (the “Credit Facility”), consisting of a $15.0 million revolving line of credit, subject to adjustment as described below (the “Revolving Line of Credit”), and a $5.0 million term loan (the “Term Loan”). The Company used a total of approximately $12.6 million of borrowings under the Revolving Line of Credit and Term Loan to finance a portion of the Cash Consideration paid on the Closing Date for the Western State Design Acquisition, and to pay approximately $88,000 of fees, costs and expenses arising in connection with entering into the Credit Facility. At March 31, 2017, no amounts were outstanding under the Revolving Line of Credit and $4.7 million was outstanding under the Term Loan.

The Credit Facility has a term of five years and matures on October 10, 2021. Interest on the outstanding principal amount of borrowings under the Credit Facility accrues at an annual rate equal to the daily one-month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and

Index

(ii) 2.85% in the case of borrowings under the Term Loan. In addition to interest payments, borrowings under the Term Loan require monthly principal payments of approximately $59,500 over the five-year term, with the balance due upon maturity.

The obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries have jointly and severally guaranteed the performance of the Company’s payment and other obligations under the Credit Facility. The Credit Facility also contains affirmative covenants which require the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio a senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenditures or repurchase shares of its common stock. Additionally, the amount available to borrow under the Revolving Line of Credit is determined based on an asset-based formula, which may restrict the amount available for borrowing under the Revolving Line of Credit to an amount less than $15.0 million. At March 31, 2017, the Company was in compliance with all Credit Facility covenants and $8.3 million was available to borrow under the Revolving Line of Credit.

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

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at March 31, 2017.

Results of Operations

Revenues

Revenues for the nine and three - month periods ended March 31, 2017 increased by approximately $40.0 million (144%) and $11.9 million (93%), respectively, from the same periods of fiscal 2016, primarily as a result of the Western State Design Acquisition on October 10, 2016.

Operating Expenses

	Nine months ended		Three months ended
	March 31,		March 31,
	2017	2016	2017	2016
As a percentage of revenues:
Cost of sales	78.3%	77.7%	77.4%	77.7%
As a percentage of revenues:
Selling, general and administrative expenses	15.3%	14.7%	16.6%	12.5%

Index

Cost of sales, expressed as a percentage of revenues, was 78.3% and 77.4% for the nine and three - month periods ended March 31, 2017, respectively, as compared to 77.7% for both the nine and three month - periods ended March 31, 2016. Cost of sales, expressed as a percentage of revenues, for both periods of fiscal 2017 compared to the same periods of fiscal 2016 was affected by product mix.

Selling, general and administrative expenses increased by approximately $6.3 million (154%) and $2.5 million (155%) for the nine and three month periods ended March 31, 2017, respectively, from the same periods of fiscal 2016, primarily as a result of the consolidation of the selling, general and administrative expenses of WSD following the Western State Design Acquisition and $478,000 of transaction costs. As a percentage of revenues, selling, general and administrative expenses were 15.3% and 14.7% for the nine month periods ended March 31, 2017 and 2016, respectively, and 16.6% and 12.5% for the three month periods ended March 31, 2017 and 2016, respectively. The increases resulted primarily from the consolidation of Western State Design following the Western State Design Acquisition.

Interest expense, net was approximately $112,000 and 62,000 for the nine and three months ended March 31, 2017, respectively, and represents interest on borrowings under the Credit Facility entered into in connection with the financing of the Western State Design Acquisition.

The Company’s effective tax rate was 39.2% and 38.1% for the nine and three - months ended March 31, 2017, respectively, compared to 37.7% for both the nine and three month periods ended March 31, 2016. The increase in the effective tax rate in both the nine and three - months periods of fiscal 2017 reflect higher state taxes in additional operating jurisdictions following the Western State Design Acquisition.

Inflation

Inflation did not have a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company’s wholly owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014. Under the lease, which has a term of three years, monthly base rental payments were $10,275 during the first year of the lease and $10,580 during the second year of the lease, and are $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $102,000 and $100,000 in the first nine months of fiscal 2017 and 2016, respectively.

The Company’s wholly owned subsidiary, Western State Design, leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company, pursuant to a lease agreement dated October 10, 2016. Under the lease, monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Western State Design. Payments under this lease totaled approximately $66,000 in the period from October 10, 2016 through March 31, 2017.

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

Index

Chief Executive Officer and President, is the Manager of Symmetric Capital II LLC and has voting control over the shares of the Company’s common stock held by Symmetric Capital II LLC.

In connection with the Western State Design Acquisition, the Company made $520,000 of payments on behalf of an entity controlled by Dennis Mack and Tom Marks, which agreed to reimburse the Company for such payments. As of March 31, 2017, such entity had reimbursed the Company for $490,000 of such payments and, accordingly, $30,000 of such payments remain owed to the Company.

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

Index

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by first comparing the fair value of the reporting unit to its carrying value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The Company performs its annual impairment test on April 1.

Recently Issued Accounting Guidance

See Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Report for a description of Recently Issued Accounting Guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness may subject the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and The Company’s indebtedness subjects the Company to covenants and restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As of March 31, 2017, the Company had approximately $4.7 million of outstanding borrowings, all of which was borrowed under the Term Loan. See “Liquidity and Capital Resources” under Item 2 above for additional information regarding the Term Loan. Based on the amounts outstanding under the Company’s Term Loan at March 31, 2017, a hypothetical 1% increase in daily one-month LIBOR would increase the Company’s annual interest expense by approximately $47,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at March 31, 2017 or June 30, 2016.

The Company’s cash and cash equivalents are maintained in checking bank accounts which bear interest at prevailing interest rates. At March 31, 2017, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Index

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5.	Other Information

On May 12, 2017, Venerando J. Indelicato retired as a director and employee, including as Chief Financial Officer, of the Company. On May 12, 2017, the Company’s Board of Directors appointed Rob Lazar to serve as the Company’s Chief Financial Officer. Mr. Lazar age 53, joined the Company as its Chief Accounting Officer and Vice President of Finance in January 2017. Mr. Lazar previously served as Chief Accounting Officer and Vice President of Finance for Steiner Leisure Limited, a provider of spa services and manufacturer and distributor of cosmetics, where he was employed since 2000. Prior to joining Steiner Leisure Limited, Mr. Lazar worked in various capacities at Arthur Andersen LLP, including as Senior Manager from 1995 to 2000.

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

Date: May 15, 2017		EnviroStar, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
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