Form 10-K
period 2017-06-30
EnviroStar, Inc.
filed 2017-09-28
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-14757

EnviroStar, Inc.
(Exact name of registrant as specified in its charter)
Delaware	11-2014231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
290 N.E. 68th Street, Miami, Florida	33138
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	305-754-4551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.025 par value	NYSE AMERICAN

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value as of December 31, 2016 of the registrant’s common stock, the only class of voting or non-voting common equity of the registrant, held by non-affiliates of the registrant was approximately $48,473,515, based on the closing price of the registrant’s common stock on the NYSE American (formerly the NYSE MKT) on that date.

The number of outstanding shares of the registrant’s common stock as of September 25, 2017 was 10,467,713.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

-i-

FORWARD LOOKING STATEMENTS

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the future plans, operations, business, strategies, operating results and financial position of EnviroStar, Inc. (which is referred to within this Report, collectively with its subsidiaries (unless the context otherwise requires), as the “Company”). Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on prices which the Company may charge for its products and on the Company’s profit margins; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, including environmental regulations; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks relating to the timing of shipments of customers’ orders and the Company’s recognition of revenue relating thereto; risks and uncertainties associated with the Company’s pursuit of acquisitions and other strategic opportunities, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with financing acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met and acquisitions subject to agreements which have been entered into but which have not yet closed may not be consummated on the contemplated terms, when expected, or at all; and other economic, competitive, governmental, technological and other risks and factors discussed elsewhere in this Report, including, without limitation, in the “Risk Factors” section hereof, and in the Company’s other periodic filings with the Securities and Exchange Commission (the “SEC”). Many of these risks and factors are beyond the Company’s control. In addition, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The Company expressly disclaims any obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business.

General

The Company was incorporated under the laws of the State of Delaware on June 13, 1963 under the name Metro-Tel Corp. and changed its name to DRYCLEAN USA, Inc. on November 7, 1999. On December 1, 2009, the Company changed its name to EnviroStar, Inc.

The Company, through its wholly-owned subsidiaries:

•	distributes commercial, industrial and vended laundry and dry cleaning equipment and steam and hot water boilers manufactured by others;

•	supplies related replacement parts and accessories, and provides installation and maintenance services to its customers; and
•	designs and plans turn-key laundry, dry cleaning and boiler systems for its customers, which include institutional, retail, industrial and commercial customers.

These activities are conducted in the United States, Canada, the Caribbean and Latin America. Historically, the Company’s operations related to these activities consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company.

On October 10, 2016, the Company, through its wholly-owned subsidiary, Western State Design, Inc., (“Western State Design”), completed the acquisition (the “Western State Design Acquisition”) of substantially all the assets of Western State Design, LLC, a California-based distributor of commercial and industrial laundry equipment and related parts for new laundry facilities and to the replacement laundry market. In addition, on June 19, 2017, the Company, through its wholly-owned subsidiary, Martin-Ray Laundry Systems, Inc. (“Martin-Ray”), completed the acquisition (the “Martin-Ray Acquisition”) of substantially all the assets of Martin-Ray Laundry Systems, Inc., a Colorado-based distributor of commercial and industrial laundry equipment and related parts for new laundry facilities and to the replacement laundry market. See “Buy and Build Growth Strategy” below for additional information regarding these acquisitions.

In addition, the Company, through DRYCLEAN USA License Corp., an indirect wholly-owned subsidiary of the Company, owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.

The Company reports its results of operations through a single reportable segment, which includes the operations of Steiner-Atlantic as well as the operations of Western State Design since the closing of the Western State Design Acquisition on October 10, 2016 and the operations of Martin-Ray since the closing date of the Martin-Ray Acquisition on June 19, 2017.

Available Information

The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the SEC. These reports and statements may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports and statements, as well as beneficial ownership reports filed by the Company’s officers and directors and beneficial owners of 10% or more of the Company’s common stock, may also be accessed free of charge on the SEC’s website at http://www.sec.gov and, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC, on the Company’s website at http://www.envirostarinc.com.

Products

The Company sells an extensive line of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others, as well as related replacement parts and accessories, and provides installation and maintenance services.

The commercial and industrial laundry equipment distributed by the Company includes washroom, finishing, material handling, and mechanical equipment such as washers and dryers, tunnel systems and coin-operated machines, many of which are designed to reduce utility and water consumption. Finishing equipment distributed by the Company includes sheet feeders, flatwork ironers, automatic sheet folders, and stackers. Material handling equipment distributed by the Company includes conveyor and rail systems. Mechanical equipment distributed by the Company includes boilers, hot water/steam systems, water reuse systems and air compressors.

The dry cleaning equipment distributed by the Company includes commercial dry cleaning machines, most of which are designed to be environmentally friendly by not using perchloroethylene (“Perc”) in the dry cleaning process, and therefore eliminating the health and environmental concerns that Perc poses. This line of products also includes garment presses, finishing equipment, sorting and storage conveyors and accessories.

Boiler products consist of high efficiency, low emission steam boilers, steam systems and hot water systems that are used in the laundry and dry cleaning industry for temperature control, heating, pressing and de-wrinkling, and in the healthcare industry, food and beverage industry, HVAC industry and in other industrial markets for sterilization, product sealing and other purposes.

The Company also sells replacement parts and accessories for the products it sells and provides installation and maintenance services to its customers.

The Company seeks to position and price the products that it sells to appeal to customers in each of the high-end, mid-range and value-priced markets, as the products are generally offered in a wide range of price points to address the needs of a diverse customer base. The Company believes that the portfolio of products that it sells affords the Company’s customers a “one-stop shop” for commercial, industrial and vended laundry and dry cleaning machines, boilers and accessories and that, as a result, the Company is able to attract and support potential customers who can choose from the Company’s broad product line.

Buy-and-Build Growth Strategy

The Company intends to grow using a “buy-and-build” strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions that would complement the Company’s existing business or that might otherwise offer growth opportunities for, or benefit, the Company. The Company is disciplined and conservative in its consideration of acquisitions and generally seeks to identify opportunities that fit certain financial and strategic criteria. The “build” component of the strategy involves implementing a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in new locations, additional product lines, expanded service capabilities and advanced technologies. The Company generally seeks to structure acquisitions to include both cash and stock consideration. The Company believes the issuance of stock consideration aligns the interests of the sellers of the acquired businesses, who the Company seeks to maintain to continue to operate the acquired businesses, with those of our other stockholders. The sellers as well as other key individuals at the acquired businesses may also be provided with the opportunity to own shares of the Company’s common stock through equity-based plans of the Company.

As previously described, on October 10, 2016, the Company completed the Western State Design Acquisition pursuant to which the Company, through its wholly-owned subsidiary, Western State Design, purchased substantially all the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial and industrial laundry equipment and related parts for new laundry facilities and to the replacement laundry market, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock. The cash consideration, which included $2.8 million which was placed in escrow for no less than 18 months after the closing date (subject to extension in certain circumstances), was financed through $12.5 million of borrowings under the credit facility entered into at the time and $6.0 million of proceeds from the sale of 1,290,323 shares of the Company’s common stock to Symmetric Capital II LLC (“Symmetric Capital II”) in a private placement transaction. Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer, President and controlling stockholder, is the Manager of, and may be deemed to control, Symmetric Capital II. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Western State Design, also assumed certain of the liabilities of WSD.

In addition, on June 19, 2017, the Company completed the Martin-Ray Acquisition pursuant to which the Company, through its wholly-owned subsidiary, Martin-Ray, purchased substantially all of the assets and assumed certain of the liabilities of Martin-Ray Laundry Systems, Inc. (“MRLS”), a Colorado-based distributor of commercial laundry equipment. The consideration for the transaction consisted of $2.0 million in cash, $400,000 of which was placed in escrow for no less than 18 months after the closing date (subject to extension in certain circumstances), and 98,668 shares of the Company’s common stock. The Company funded the cash consideration with cash on hand.

On September 8, 2017, the Company and a newly formed wholly owned subsidiary of the Company entered into an Asset Purchase Agreement pursuant to which the Company would acquire substantially all of the assets and assume certain of the liabilities of Tri-State Technical Services, Inc. (“Tri-State”), a Georgia-based distributor of commercial, industrial, and vended laundry products and a provider of installation and maintenance services to the new and replacement segments of the commercial, industrial, and vended laundry industry. The consideration to be paid by the Company in connection with the acquisition consists of $8.25 million in cash (subject to certain working capital and other adjustments), of which $2.1 million will be deposited in an escrow account for no less than 24 months after the closing date (subject to extension in certain circumstances), and 338,115 shares of the Company’s common stock. The Company intends to fund the cash consideration with cash on hand and borrowings under the Company’s existing credit facility. Consummation of the transaction is subject to certain closing conditions. There is no assurance that the transaction will be consummated on the contemplated terms, when anticipated, or at all.

Customers and Markets

The Company’s customer base consists of approximately 9,100 customers in the United States, Canada, the Caribbean and Latin America. The Company’s commercial and industrial laundry equipment and boilers are sold primarily to laundry plants, hotels, motels, cruise lines, hospitals, hospital combines, nursing homes, government institutions, distributors, coin laundries and specialized users. Dry cleaning equipment is sold primarily to dry cleaning stores, chains and higher-end hotels.

Sales, Marketing and Customer Support

The Company employs sales personnel to market its products in the United States, Canada, the Caribbean and Latin America. The Company has exclusive and nonexclusive distribution rights to market the products it sells. Sales orders for equipment and replacement parts and accessories are generally obtained by telephone, e-mail and fax inquiries originated by the customer or by the Company, from existing customer relationships and from newly formed customer relationships. The Company supports product sales through its websites and by advertising in trade publications, participating in trade shows and engaging in regional promotions and sales incentive programs.

The Company seeks to establish customer satisfaction by offering:

•	an experienced sales and service organization;
•	a comprehensive product offering;
•	competitive pricing;
•	maintenance of comprehensive and well-stocked inventories of replacement parts and accessories, often with same day or overnight availability;
•	design and layout services;
•	a toll-free support line and technical websites to resolve customer service problems;
•	installation and maintenance services; and
•	service on-site training performed by factory trained technicians.

The Company trains its employees to provide service and customer support. The Company uses in-person classroom training, instructional videos and vendor sponsored seminars to educate employees about product information. In addition, the Company’s technical staff has prepared training manuals, written in English and Spanish, relating to specific training procedures. The Company’s technical personnel are retrained as the Company believes to be necessary, including in connection with the development of new technology.

Foreign Sales

For the fiscal year ended June 30, 2017 (“fiscal 2017”) and the fiscal year ended June 30, 2016 (“fiscal 2016”), revenues related to foreign sales totaled approximately $5.8 million and $4.6 million, respectively, substantially all of which related to the sale of commercial and industrial laundry and dry cleaning equipment and boilers to customers in Canada, the Caribbean and Latin America.

All of the Company’s foreign sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Sources of Supply

The Company purchases commercial and industrial laundry products, dry cleaning machines, boilers and other products from a number of manufacturers and suppliers. Purchases from four manufacturers accounted for approximately 59% of the Company’s purchases for fiscal 2017, while purchases from three manufacturers accounted for approximately 68% of the Company’s purchases for fiscal 2016. The major manufacturers of the products sold by the Company are Pellerin Milnor Corporation, Chicago Dryer Company, Dexter Laundry, Inc., Alliance Laundry Systems, LLC, Cleaver Brooks Inc., E-Tech Inc., Fulton Thermal Corp., and Unipress Corporation. The Company has contracts with several of the manufacturers and suppliers of the products which the Company sells and has established, long-standing relationships with most of its manufacturers and suppliers. The Company has not historically experienced difficulty in purchasing products it distributes and believes that it has good working relationships with its manufacturers and suppliers. The Company further believes that such relationships provide the Company with certain competitive advantages, including exclusivity for certain products in certain areas and, in certain cases, favorable prices and terms. However, there is no assurance that the Company will maintain its relationships with any of its suppliers, and the loss of certain of these relationships, including the loss of a relationship with one of the Company’s principal suppliers, could adversely affect the Company’s business and results.

Due to special options and features on most of the larger and more expensive equipment ordered by customers, in most instances, the Company purchases the equipment sold by it after its receipt of orders from its customers. However, the Company also maintains an inventory of more standardized and smaller-sized equipment that often requires more rapid delivery to meet customer needs.

Competition

The commercial and industrial laundry, dry cleaning equipment and boiler distribution business is highly competitive and fragmented, with over 100 full-line or partial-line equipment distributors in the United States. The Company’s management believes that no one distributor has a major share of the market; substantially all distributors are independently owned; and, with the exception of several regional distributors, distributors operate primarily in local markets. In the United States market, the Company’s primary competition is from a number of full-line distributors and several manufacturers, which sell direct to the customer. In foreign markets, the Company also competes with several distributors and manufacturers. Competition is based primarily on price, product quality, and delivery and support services provided to the customer. In all geographic areas, the Company seeks to compete by offering an extensive product selection, value-added services, such as product inspection and quality assurance, a toll-free customer support line and technical websites, reliability, warehouse location, price, competitive special features and, with respect to certain products, exclusivity from the manufacturer.

Research and Development

The Company’s research and development efforts and expenses are generally immaterial as most of the Company’s products are distributed for manufacturers that perform their own research and development.

Patents and Trademarks

The Company is the owner of United States service mark registrations for the names EnviroStar® and for the name DRYCLEAN USA®, which is licensed by it to retail dry cleaning establishments. The Company intends to use and protect these or related service marks and tradenames, as necessary.

Compliance with Environmental and Other Government Laws and Regulations

Over the past several decades, federal, state and local governments in the United States and various other countries have enacted environmental protection laws in response to public concerns about the environment, including with respect to Perc, the primary cleaning agent historically used in the commercial and industrial dry cleaning process. A number of industries, including the commercial and industrial dry cleaning and laundry equipment industries, are subject to these evolving laws and implementing regulations. As a supplier to the industry, the Company serves customers who are primarily responsible for compliance with environmental regulations. Among the United States federal laws that the Company believes are applicable to the industry are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which provides for the investigation and remediation of hazardous waste sites; the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), which regulates the generation and transportation of hazardous waste as well as its treatment, storage and disposal; and the Occupational Safety and Health Administration Act (“OSHA”), which regulates exposure to toxic substances and other health and safety hazards in the workplace. Most states and a number of local jurisdictions have laws that regulate the environment, which are at least as stringent as the federal laws.

The Company does not believe that compliance with federal, state and local environmental and other laws and regulations which have been adopted have had, or will have, a material effect on its capital expenditures, earnings or competitive position.

Employees

As of September 1, 2017, the Company had 138 employees. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

Item 1A. Risk Factors.

The Company is subject to various risks and uncertainties, including those described below, which could adversely affect the Company’s business, financial condition, results of operations and cash flows, and the value of the Company’s common stock. The risks described below are not the only risks faced by the Company. Additional risks not presently known to the Company or other factors that the Company does not presently perceive to present significant risks to the Company at this time may also impair the Company’s business, financial condition, results of operations or cash flows, or the value of the Company’s common stock.

Acquisitions could result in operating difficulties, dilution, and other consequences that may adversely impact the Company’s business and results of operations.

Acquisitions are an important element of the Company’s growth strategy and are material to the Company’s financial condition and results of operations. Acquisitions and the Company’s efforts with respect thereto involve a number of risks, including, but not limited to:

•	the ability to identify and consummate transactions with acquisition candidates;
•	the successful operation and / or integration of acquired companies;
•	diversion of management’s attention from other business functions and operations;
•	strain on managerial and operational resources as management tries to oversee larger operations;
•	difficulty implementing and maintaining effective internal control over financial reporting at the acquired businesses;
•	possible loss of key employees and/or customer relationships of the acquired business; and
•	exposure to unforeseen liabilities of the acquired businesses.

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

In addition, acquisitions have in the past resulted in, and are expected in the future to result in, dilutive issuances of the Company’s equity securities and the incurrence of debt. See “The Company’s indebtedness may impact its financial condition and results of operations, and the terms of the Company’s indebtedness may place restrictions on the Company” below. Acquisitions may also result in contingent liabilities, or amortization expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm the Company’s financial condition or results.

The Company’s revenues increased by approximately 161% in fiscal 2017 compared to fiscal 2016, primarily due to the Western State Design Acquisition in October 2016. Businesses that grow rapidly often have difficulty managing their growth.  Such growth may place significant demands on management, as well as on the Company’s accounting, financial, information and other systems and on the Company’s business.  Management may not be able to manage the Company’s growth effectively or successfully, and the Company’s financial, accounting, information and other systems may not be able to successfully accommodate the Company’s growth.

Further, the Company may not be successful in consummating acquisitions or other strategic transactions, including the proposed acquisition of Tri-State, as expected, whether on the contemplated terms, in the time frame anticipated, or at all. Expenses related to the Company’s pursuit of acquisitions and other strategic transactions may be significant and will be incurred by the Company regardless of whether the underlying acquisition or other strategic transaction is ultimately consummated.

If the Company fails to collect its accounts receivable or is required to increase its allowance for doubtful accounts, its operating results could be materially adversely affected.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of June 30, 2017, the Company’s accounts receivable were approximately $13.6 million, and its allowance for doubtful accounts was approximately $150,000. Accounts receivable due from a federal government agency accounted for approximately 28.8% of the Company’s accounts receivable at June 30, 2017. There is no assurance that the Company will collect its outstanding accounts receivable or that its allowance for doubtful accounts will be adequate. The failure to collect outstanding receivables could have a material adverse effect on the Company’s business, prospects, operating results or financial condition. Further, if the Company is required to make additional allowances, including, without limitation, in the event the financial condition of the Company’s customers was to deteriorate and, for that reason or based on other factors, their ability to make required payments was impaired, then the Company’s operating results for the period in which the determination or allowance is or was made would be adversely affected.

The Company’s indebtedness may impact its financial condition and results of operations, and the terms of the Company’s indebtedness may place restrictions on the Company.

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

The Company has a $20.0 million credit facility (the “Credit Facility”), consisting of a $15.0 million revolving line of credit, subject to certain adjustments, and a $5.0 million term loan. At June 30, 2017, no amounts were outstanding under the revolving line of credit and approximately $4.5 million was outstanding under the term loan. The Credit Facility contains affirmative covenants which require the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio, a senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenditures or repurchase shares of its common stock. See Note 12 to the Consolidated Financial Statements included in this Report for additional information regarding the Credit Facility.

The Company may incur additional debt financing as determined to be appropriate by management, including in connection with the financing of acquisitions, which would increase the Company’s vulnerability to the risk factors described above related to its level of indebtedness and may place restrictions on the Company similar or in addition to those contained in the current Credit Facility. In addition, the Company may not be able to obtain additional debt financing on acceptable terms, or at all, including in the event additional funds are necessary to consummate an acquisition or support the Company’s business operations.

The products the Company sells could fail to perform according to specifications or prove to be unreliable, which could damage the Company’s customer relationships and industry reputation and result in lawsuits and loss of sales.

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

The Company purchases the products it distributes from a number of manufacturers and suppliers. Purchases from four of these manufacturers accounted for a total of approximately 59% of the Company’s product purchases for fiscal 2017, and purchases from three manufacturers accounted for a total of approximately 68% of the Company’s product purchases for fiscal 2016. While the Company has not historically experienced difficulty in purchasing products it distributes, and believes it has good working relationships with the manufacturers or suppliers from which the Company purchases its products, if such relationships deteriorate or the Company is unable to maintain such relationships, including with any of its principal manufacturers, the Company’s business and results could be materially and adversely impacted. Further, other than contracts with six manufacturers, including four of the Company’s principal manufacturers, the Company has no contractual basis for maintaining its relationships with its manufacturers and suppliers. In addition, third parties may not comply with the terms of any agreements to which the Company is a party or may choose to terminate such agreements, allow such agreements to expire or seek to revise the agreements on terms which are less favorable to the Company than the prevailing terms, any of which could materially and adversely impact the Company’s business and results.

In addition, while the Company sells its products to various users, including independent and franchise dry cleaning stores and chains, laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions, coin laundry stores and distributors. Sales to a federal government agency accounted for approximately 22% of the Company’s revenues for fiscal 2017; however, no single contract for a federal government facility accounted for more than 10% of the Company’s revenues for fiscal 2017. The Company’s operating results and financial condition could be materially adversely impacted if the Company loses a significant customer, fails to meet its customers’ expectations or otherwise realizes a decrease in its sales.

The Company faces substantial competition.

The commercial and industrial laundry, dry cleaning equipment and boiler distribution business is highly competitive and fragmented, with over 100 full-line or partial-line equipment distributors in the United States. The Company’s management believes that no single competitor of the Company has a major share of the market; substantially all distributors are independently owned; and, with the exception of several regional distributors, distributors operate primarily in local markets. In the United States, the Company’s primary competition is from a number of full line distributors and several manufacturers, which sell direct to the customer. In foreign markets, the Company also competes with distributors and manufacturers. Certain of the Company’s competitors may have greater financial and other resources than the Company. In addition, some of the Company’s competitors may have less indebtedness than the Company, and therefore more of their cash may be potentially available for business purposes other than debt service. The Company’s results and financial condition would be materially and adversely impacted if the Company is unable to compete effectively. Further, the Company may not be able to operate profitably if the competitive environment changes.

Inability to protect the Company’s service marks and other proprietary rights could adversely impact the Company’s competitive position.

The Company is the owner of United States service mark registrations for the names EnviroStar® and for the name DRYCLEAN USA®, which is licensed by the Company to retail dry cleaning establishments. While the Company intends to and has taken steps to protect its service marks and other proprietary rights, the Company may not be successful in doing so and third parties may infringe or misappropriate the Company’s intellectual property and proprietary rights. Any infringement or misappropriation of the Company’s intellectual property and proprietary rights could damage their value and could have a material adverse effect on the Company’s business, results and financial condition. Further, the Company may have to engage in litigation to protect the rights to its intellectual property and proprietary rights, which could result in significant litigation expenses and require a significant amount of management's time.

Damages to or disruptions at the Company’s facilities could adversely impact the Company’s business, operating results and financial condition.

Although the Company has certain limited protection afforded by insurance, the Company’s business, earnings and financial condition could be materially adversely affected if it suffers damages to, or disruptions at, its facilities. The Company’s executive offices and one of its distribution centers for the products it distributes are housed in two leased adjacent facilities totaling approximately 38,000 square feet in Miami, Florida, which is an area subject to hurricane casualty and flood risk. Additionally, the distribution centers for Western State Design are located in California, which is an area subject to earthquake casualty risk.

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

For fiscal 2017, the Company’s revenues from foreign operations totaled approximately $5.8 million, which represented approximately 6% of the Company’s total revenues for such fiscal year. For fiscal 2016, the Company’s revenues from foreign operations totaled approximately $4.6 million, which represented approximately 13% of the Company’s total revenues for such fiscal year. Revenues from foreign operations related principally to the Company’s sales of commercial and industrial laundry and dry cleaning equipment and boilers to Canada, the Caribbean and Latin America. All of the Company’s foreign sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

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

Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, may be deemed to control the Company as a result of his voting power over shares representing approximately 67.6% of the issued and outstanding shares of the Company’s common stock. The shares over which Mr. Nahmad has voting power include shares subject to restricted stock awards granted to Mr. Nahmad, shares held by Symmetric Capital LLC (“Symmetric Capital”) and Symmetric Capital II, each of which may be deemed to be controlled by Mr. Nahmad as a result of his serving as Manager of such entity, and shares which Symmetric Capital has the right to vote pursuant to Stockholders Agreements entered into with Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, and his brother, Robert M. Steiner, and with WSD, Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company. Copies of such Stockholder Agreements are filed as exhibits to this Report. Under the Company’s Bylaws, the election of directors requires a plurality vote and all other matters put to a vote of the Company’s stockholders require the affirmative vote of a majority of the shares of the Company’s common stock represented at a meeting, in person or by proxy, and entitled to vote on the matter unless a greater percentage is required by applicable law. Consequently, other than in very limited circumstances where a greater vote is required by applicable law, Mr. Nahmad, as the Manager of Symmetric, without the consent or vote of any other stockholders of the Company, has the voting power to approve actions that require stockholder approval and elect directors acceptable to him. Mr. Nahmad’s interests may conflict with the interests of the Company’s other stockholders. In addition, Mr. Nahmad’ control could have the effect of delaying or preventing a change in control or changes in management, deprive the Company’s other stockholders of an opportunity to receive a premium for their shares in connection with any sale of the Company, or otherwise adversely impact the market price of the Company’s common stock.

Further, as a result of Mr. Nahmad’s controlling voting position with respect to the Company’s common stock, the Company is a “controlled company” within the meaning of the listing standards of the NYSE American, on which the Company’s common stock is listed. As a “controlled company,” the Company is not required to comply with certain corporate governance requirements set forth in the listing standards of the NYSE American, including:

•	the requirement that a majority of the Company’s Board of Directors consists of independent directors;
•	the requirement that nominating and corporate governance matters be decided solely by a nominating/corporate governance committee consisting of independent directors; and
•	the requirement that executive compensation matters be decided by a compensation committee consisting of independent directors.

While executive compensation matters are determined by the Company’s independent directors and the Company’s Board of Directors is currently comprised of a majority of independent directors, the Company does not have a standing nominating/corporate governance committee and the Company has in the past from time to time, including for portions of fiscal 2017 and 2016, maintained a Board of Directors not comprised of a majority of independent directors. In addition, in the discretion of the Company’s Board of Directors, the Company may choose to utilize or continue to utilize any or all of the exceptions in the future. As a result, the Company’s stockholders may not have the same protections as a stockholder of other publicly-traded companies and the market price of the Company’s common stock may be adversely affected.

The concentration of ownership with respect to the Company’s common stock also results in there being a limited trading volume, which may make it more difficult for stockholders to sell their shares and increase the price volatility of the Company’s common stock.

As a “smaller reporting company,” the Company may avail itself of reduced disclosure requirements, which may make the Company’s common stock less attractive to investors.

Because the market value of the Company’s common stock as of the end of its most recently completed second fiscal quarter was less than $75 million, the Company is a “smaller reporting company” under applicable SEC rules and regulations. As a “smaller reporting company,” the Company has relied on exemptions from certain disclosure requirements that are applicable to other public companies. The Company may continue to rely on such exemptions for so long as the Company remains a “smaller reporting company.” These exemptions include reduced financial disclosure, reduced disclosure obligations regarding executive compensation, and not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company’s reliance on these exemptions may result in the public finding the Company’s common stock to be less attractive and adversely impact the market price of the Company’s common stock or the trading market thereof.

The Company’s success depends on key personnel, the loss of whom could harm the Company’s business, operating results and financial condition.

The Company’s business is dependent on the active participation of its executive officers, including Henry M. Nahmad, Michael S. Steiner, Dennis Mack and Tom Marks. The loss of the services of any of these individuals could adversely affect the Company’s business and prospects. In addition, the Company’s success is dependent on its ability to retain and attract additional qualified management and other personnel. Competition for such talent is intense, and the Company may not be successful in attracting and retaining such personnel.

The issuance of preferred stock and common stock, and the Company’s Board of Directors authority to approve issuances of preferred stock and common stock, could adversely affect the Company’s stockholders and have an anti-takeover effect.

The Company’s Board of Directors is authorized under the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to approve the issuance by the Company of up to 200,000 shares of preferred stock, and to designate the relative rights, preferences and limitations of any preferred stock so issued, in each case, without any further action on the part of the Company’s stockholders. Currently, no shares of preferred stock are outstanding. In the event that the Company issues preferred stock in the future that has preference over the Company’s common stock with respect to payment of dividends or upon liquidation, dissolution or winding up of the Company, the rights of holders of shares of the Company’s common stock may be adversely affected. In addition, the Company is authorized under its Certificate of Incorporation to issue up to 20,000,000 shares of common stock. There are currently approximately 10.5 million shares of common stock outstanding. Subject to applicable law and the rules and regulations of the NYSE American, the Company’s Board of Directors (or a committee thereof, in the case of shares issued under the Company’s 2015 Equity Incentive Plan (the “Plan”)) has the power to approve the issuance of any authorized but unissued shares of the Company’s common stock, and any such issuances, including, without limitation, those under the Plan or pursuant to any acquisitions consummated by the Company or in connection with the financing thereof, would result in dilution to the Company’s stockholders. These provisions of the Certificate of Incorporation could also delay, defer or prevent a change of control of the Company or its management, and could limit the price that investors are willing to pay in the future for shares of the Company’s common stock.

Litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and operating results.

The Company may from time to time become subject to litigation and other legal proceedings. Litigation and other legal proceedings may require the Company to incur significant expenses, including those relating to legal and other professional fees. In addition, litigation and other legal proceedings are inherently uncertain, and adverse outcomes in litigation or other legal proceedings could adversely affect the Company’s financial condition, cash flows, and operating results.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse effect on the Company’s business, financial condition and operating results.

The consolidated financial statements included in the periodic reports the Company files with the SEC, including those included as part of this Report, are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including goodwill and other intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the recoverability of intangible assets pursuant to applicable accounting guidance. If any estimates, judgments or assumptions change in the future, the Company may be required to record additional expenses or impairment charges, which would be recorded as a charge against earnings, and any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income, any of which could have a material adverse effect on the Company’s financial condition and operating results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s executive offices and one of the main distribution centers for its products are housed in two adjacent leased facilities totaling approximately 38,000 square feet in Miami, Florida. The Company also has other facilities and distribution centers, all of which are leased, as set forth in the table below. The Company believes its facilities are in satisfactory condition and are adequate for its present and anticipated future needs.

The following table sets forth certain information concerning the leases at these facilities:

Facility	Approximate Sq. Ft.	Expiration
Miami, Florida (1)	27,000	October 2017

Miami, Florida	11,000	December 2017 (2)

Hayward, California (3)	18,000	October 2021

Cerritos, California	17,000	June 2020

Denver, Colorado (4)	10,000	June 2020

Albuquerque, New Mexico	3,000	November 2021

(1)	This facility is leased from 290 NE 68 Street, LLC, an affiliate of Michael S. Steiner. Mr. Steiner is a director and Executive Vice President and Chief Operating Officer of the Company. See “Transactions with Related Parties” under Part II, Item 7 of this Report for additional information regarding this lease.

(2)	The Company has one three-year renewal option.
(3)	This facility is leased from an affiliate of Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company, pursuant to a lease agreement dated October 10, 2016. See “Transactions with Related Parties” under Part II, Item 7 of this Report for additional information regarding this lease.
(4)	This facility is leased from an affiliate of Jim Hohnstein, President of Martin-Ray, a subsidiary of the Company, and Bill Mann, a Vice President of Martin-Ray, pursuant to a lease agreement dated June 19, 2017. See “Transactions with Related Parties” under Part II, Item 7 of this Report for additional information regarding this lease.

Item 3. Legal Proceedings.

From time to time, the Company is involved in legal and regulatory claims and proceedings arising in the ordinary course of business. While it is not possible to predict or determine the outcome of legal or regulatory proceedings, any losses resulting from any currently pending proceedings would not be expected to have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NYSE American (formerly the NYSE MKT) under the symbol “EVI.” The following table sets forth the high and low per share sales prices of the Company’s common stock on the NYSE American for the periods reflected below.

	High	Low
Fiscal 2017
First Quarter	$8.17	$3.83
Second Quarter	17.00	6.66
Third Quarter	25.00	14.05
Fourth Quarter	32.50	18.85

Fiscal 2016
First Quarter	$5.65	$3.80
Second Quarter	4.50	3.05
Third Quarter	4.17	3.00
Fourth Quarter	4.18	3.05

As of September 22, 2017, there were approximately 242 holders of record of the Company’s common stock.

The following table sets forth information concerning cash dividends declared by the Company’s Board of Directors during the last two fiscal years.

Declaration Date	Record Date	Payment Date	Per Share Amount
November 30, 2016	December 21, 2016	January 6, 2017	$0.10

November 13, 2015	December 4, 2015	December 18, 2015	$0.20

The future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined by the Company’s Board of Directors in light of the Company’s then-current financial condition and liquidity needs and other factors deemed relevant by the Company’s Board of Directors and may be subject to restrictions contained in the Company’s debt instruments. As described in further detail under “Liquidity and Capital Resources” in Item 7 of this Report, the Company has a Credit Facility with Wells Fargo, which requires the Company to comply with certain covenants and may restrict the Company’s ability to pay dividends. However, the Company’s management does not believe that such covenants currently materially limit the Company’s ability to pay dividends or are reasonably likely to materially limit the Company’s ability to pay dividends in the future. There is no assurance that the Company will pay dividends on its common stock in the future.

See Part III, Item 12 of this Report for information regarding securities authorized for issuance under the Company’s equity compensation plan.

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto contained in Item 8 of this Report. See also “Forward Looking Statements” preceding Part I, Item 1 of this Report.

Overview

The Company, through its wholly-owned subsidiaries, distributes commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers, supplies replacement parts and accessories, provides maintenance and installation services, and designs and plans turn-key laundry, dry cleaning and boiler systems for its customers, which include institutional, retail, industrial and commercial customers. These activities are conducted in the United States, Canada, the Caribbean and Latin America. Historically, the Company’s operations related to these activities consisted solely of the business and operations of Steiner-Atlantic Corp., a wholly-owned subsidiary of the Company (“Steiner-Atlantic”).

On October 10, 2016, the Company, through its wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), completed the acquisition (the “Western State Design Acquisition”) of substantially all the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial and industrial laundry equipment and related parts for new laundry facilities and to the replacement laundry market, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock. The cash consideration, which included $2.8 million which was placed in escrow for no less than 18 months after the closing date (subject to extension in certain circumstances), was financed through $12.5 million of borrowings under the credit facility entered into at the time (the “Credit Facility) and $6.0 million of proceeds from the sale of 1,290,323 shares of the Company’s common stock to Symmetric Capital II LLC (“Symmetric Capital II”) in a private placement transaction (the “Private Placement Transaction”). Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer, President and controlling stockholder, is the Manager of, and may be deemed to control, Symmetric Capital II. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Western State Design, also assumed certain of the liabilities of WSD. The financial condition, including assets and liabilities, and results of operations of the acquired business following the October 10, 2016 closing date are included in the Company’s consolidated financial statements as of, and for the fiscal year ended, June 30, 2017.

In addition, on June 19, 2017, the Company, through its wholly owned subsidiary, Martin-Ray Laundry Systems Inc. (“Martin-Ray”), completed the acquisition of substantially all of the assets of Martin-Ray Laundry Systems, Inc. (“MRLS”), a Colorado-based distributor of commercial laundry equipment. The consideration for the transaction consisted of $2.0 million in cash, $400,000 of which was placed in escrow for no less than 18 months after the closing date (subject to extension in certain circumstances), and 98,668 shares of the Company’s common stock. The Company funded the cash consideration with cash on hand. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Martin-Ray, also assumed certain of the liabilities of MRLS. The financial condition, including assets and liabilities, and results of operations of the acquired business following the June 19, 2017 closing date are included in the Company’s consolidated financial statements as of, and for the fiscal year ended, June 30, 2017.

See Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the Western State Design Acquisition and Martin-Ray Acquisition.

On September 8, 2017, the Company and a newly formed wholly owned subsidiary of the Company entered into an Asset Purchase Agreement pursuant to which the Company would acquire substantially all of the assets and assume certain of the liabilities of Tri-State Technical Services, Inc. (“Tri-State”), a Georgia-based distributor of commercial, industrial, and vended laundry products and a provider of installation and maintenance services to the new and replacement segments of the commercial, industrial, and vended laundry industry. The consideration to be paid by the Company in connection with the acquisition consists of $8.25 million in cash (subject to certain working capital and other adjustments), of which $2.1 million will be deposited in an escrow account for no less than 24 months after the closing date (subject to extension in certain circumstances), and 338,115 shares of the Company’s common stock. The Company intends to fund the cash consideration with cash on hand and borrowings under the Company’s existing credit facility. Consummation of the transaction is subject to certain closing conditions. There is no assurance that the transaction will be consummated on the contemplated terms, when anticipated, or at all.

In addition, the Company, through an indirect wholly-owned subsidiary, owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.

Total revenues for the fiscal year ended June 30, 2017 (“fiscal 2017”) increased by 161% compared to the fiscal year ended June 30, 2016 (“fiscal 2016”). Net income for fiscal 2017 increased by 82% from fiscal 2016. The increases in revenues and net income during fiscal 2017 are primarily attributable to the results of operations of Western State Design following the Western State Design Acquisition.

Consolidated Financial Condition

The Company’s total assets increased from $10.2 million at June 30, 2016 to $57.4 million at June 30, 2017. The Company’s total liabilities increased from $5.1 million at June 30, 2016 to $25.2 million at June 30, 2017. The increase in total assets and liabilities was primarily attributable to the assets acquired and liabilities assumed by the Company in connection with the Western State Design Acquisition and, to a lesser degree, the Martin-Ray Acquisition.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $727,000 at June 30, 2017 compared to $3.9 million at June 30, 2016. The decrease in cash was primarily due to cash used to fund the cash consideration paid in connection with the Martin-Ray Acquisition, expenses incurred in connection with such transaction and the Western State Design Acquisition and a $1.0 million dividend paid during January 2017. The following table summarizes the Company’s Consolidated Statements of Cash Flows (in thousands):

	Fiscal Years Ended June 30,
Net cash (used) provided by:	2017	2016
Operating activities	$2,594	$1,441
Investing activities	$(14,954)	$(1)
Financing activities	$9,145	$(1,407)

For the fiscal year ended June 30, 2017, operating activities provided cash of approximately $2.6 million compared to approximately $1.4 million in fiscal 2016. This $1.2 million increase in cash provided by operating activities was attributable to a $1.4 million increase in net earnings, partially offset by changes in working capital.

Investing activities used cash of approximately $14.7 million (net of cash acquired) during fiscal 2017 in connection with the funding of the cash portion of the consideration paid in connection with the Western State Design Acquisition and Martin-Ray Acquisition.

Financing activities provided cash of approximately $9.1 million in fiscal 2017, which was primarily attributable to borrowings under the Credit Facility of approximately $25.9 million and $6.0 million of proceeds from the issuance and sale of 1,290,323 shares of the Company’s common stock in the Private Placement Transaction. $12.5 million of borrowings under the Credit Facility and the $6.0 million of proceeds from the Private Placement Transaction were used to finance the Cash Consideration for the Western State Design Acquisition. The balance of the Credit Facility borrowings were used for general corporate purposes. These sources of cash were partially offset by $21.7 million of repayments of amounts borrowed under the Revolving Line of Credit (as defined below) portion of the Credit Facility, the payment of approximately $88,000 in financing fees in connection with the Credit Facility and $1.0 million of dividend payments. Financing activities used cash of approximately $1.4 million in fiscal 2016 related to the Company’s payment of a cash dividend to its stockholders.

In connection with the Western State Design Acquisition, on October 7, 2016, the Company entered into a $20.0 million Credit Facility, consisting of a $15.0 million revolving line of credit, subject to adjustment as described below (the “Revolving Line of Credit”), and a $5.0 million term loan (the “Term Loan”). The Company used a total of approximately $12.6 million of borrowings under the Revolving Line of Credit and Term Loan, including approximately $88,000 of fees, costs and expenses arising in connection with entering into the Credit Facility, to finance a portion of the cash consideration paid in connection with the Western State Design Acquisition. At June 30, 2017, no amounts were outstanding under the Revolving Line of Credit and $4.5 million was outstanding under the Term Loan. The Credit Facility replaced the Company’s previous credit facility which allowed for borrowings of up to $2.25 million. No amounts were outstanding under such prior credit facility at June 30, 2016 or at any time during the period from July 1, 2016 through October 7, 2016, when it was replaced by the Credit Facility.

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

The obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries have jointly and severally guaranteed the performance of the Company’s payment and other obligations under the Credit Facility. The Credit Facility also contains affirmative covenants which require the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio, a senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenditures or repurchase shares of its common stock. Additionally, the amount available to borrow under the Revolving Line of Credit is determined in accordance with an asset-based formula, which may restrict the amount available for borrowing under the Revolving Line of Credit to an amount less than $15.0 million. At June 30, 2017, the Company was in compliance with all Credit Facility covenants and based on the asset-based formula, $11.5 million was available to borrow under the Revolving Line of Credit.

The Company believes that its existing cash, cash equivalents, net cash from operations, and funds available under the Company’s Credit Facility will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months. The Company may also seek to raise additional funds through other issuances of equity securities, issuances of debt securities and/or the incurrence of additional secured or unsecured indebtedness, including in connection with acquisitions or other transactions consummated by the Company as part of its buy-and-build growth strategy.

Off-Balance Sheet Financing

As of June 30, 2017, the Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues

Revenues for fiscal 2017 increased by approximately $58.0 million (161%) from fiscal 2016, primarily as a result of the Western State Design Acquisition on October 10, 2016.

Operating Expenses

	Fiscal Year Ended June 30,
	2017	2016
As a percentage of revenues:
Cost of sales, net	78.4%	77.2%
As a percentage of revenues:
Selling, general and administrative expenses	15.9%	15.1%

Cost of sales, expressed as a percentage of revenues, increased to 78.4% in fiscal 2017 from 77.2% in fiscal 2016, primarily due to changes in product mix.

Selling, general and administrative expenses increased by approximately $9.6 million (176%) in fiscal 2017 compared to fiscal 2016. As a percentage of revenues, selling, general and administrative expenses increased to 15.9% in fiscal 2017 from 15.1% in fiscal 2016. These increases were primarily due to the consolidation of Western State Design following the Western State Design Acquisition, including administrative expenses of Western State Design, and $559,000 of transaction costs related to the Western State Design Acquisition and Martin-Ray Acquisition.

Interest expense, net was approximately $160,000 in fiscal 2017 compared to approximately $2,000 of interest income, net in fiscal 2016, and represents interest on borrowings under the Credit Facility entered into in connection with the financing of the Western State Design Acquisition.

The Company’s effective income tax rate was 38.9% for fiscal 2017 compared to 37.7% in fiscal 2016. The increase in the effective income tax rate in fiscal 2017 reflects higher state taxes in additional operating jurisdictions following the Western State Design Acquisition.

Inflation

Inflation did not have a significant effect on the Company’s operations during either of fiscal 2017 or 2016.

Transactions with Related Parties

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014. Under the lease, which has a term of three years, monthly base rental payments were $10,275 during the first year of the lease and $10,580 during the second year of the lease, and are $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $139,000 and $133,000 in during the fiscal year ended 2017 and 2016, respectively.

Since October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, has leased 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company. Under the lease, monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Western State Design. Payments under this lease totaled approximately $88,000 in the period from October 10, 2016 through June 30, 2017.

On June 19, 2017, the Company’s wholly-owned subsidiary, Martin-Ray, entered into a lease agreement, pursuant to which it leases 10,000 square feet of warehouse and office space from an affiliate of Jim Hohnstein, President of Martin-Ray, and Bill Mann, a Vice President of Martin-Ray. Under the lease, monthly base rental payments are $6,000 during the initial term of the lease. In addition to base rent, Martin-Ray is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for two successive three-year renewal terms at the option of Martin-Ray.

See also “Overview” above and Note 17 to the Consolidated Financial Statements included in Item 8 of this Report for a description of the Private Placement Transaction between the Company and an affiliate of Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, which was completed on October 10, 2016.

Critical Accounting Policies

Use of Estimates

In connection with the preparation of its financial statements, the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements are set forth below. The critical accounting policies discussed below are not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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

There are also instances where the Company enters into longer termed contracts where the price to the customer includes the sale of the equipment and the related installation. The installation on these types of contracts is usually completed within six to twelve months. Revenues from these contracts are recognized under the percentage-of-completion method of accounting, measured by the percentage of costs incurred to date against the estimated total costs for each contract. This method is used for revenue from these contracts because management considers the total cost to be the best available measure of progress on such contracts. Due to the inherent uncertainties in estimating costs, it is possible that the estimates used may change in the near term.

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

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by first comparing the fair value of the reporting unit to its carrying value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The Company performed its annual impairment test on April 1 and determined there was no impairment.

Customer Relationships, Tradenames and Other Intangible Assets

Customer relationships, tradenames, and other intangible assets are stated at cost less accumulated amortization. These assets are amortized on a straight-line basis over the estimated future periods to be benefited (5-10 years). The Company reviews the recoverability of intangible assets that are amortized based primarily upon an analysis of undiscounted cash flows from the intangible assets. In the event the expected future net cash flows should become less than the carrying amount of the assets, an impairment loss would be recorded in the period the determination is made based on the fair value of the related assets.

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

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes,” which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. At June 30, 2017 and 2016, the Company does not believe that there are any unrecognized tax benefits related to tax positions taken on its income tax returns. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the Company’s consolidated statements of operations. The Company is subject to examination by U.S. federal and state authorities for the tax years including and subsequent to 2013.

Recently Issued Accounting Guidance

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Report for a description of Recently Issued Accounting Guidance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is defined as the risk of loss arising from adverse changes in market valuations resulting from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company’s primary market risks are interest rate risk and foreign currency exchange rate risk.

The Company’s indebtedness may subject the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As of June 30, 2017, the Company had approximately $4.5 million of outstanding borrowings, all of which was borrowed under the Term Loan portion of the Credit Facility and accrues interest at an annual rate equal to the daily one-month LIBOR plus 2.85%. See “Liquidity and Capital Resources” under Item 7 above for additional information regarding the Term Loan. Based on the amounts outstanding under Term Loan at June 30, 2017, a hypothetical 1% increase in daily one-month LIBOR would increase the Company’s annual interest expense by approximately $45,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at June 30, 2017 or 2016.

The Company’s cash and cash equivalents are maintained in bank accounts, including a bank money market account, which bear interest at prevailing interest rates. At June 30, 2017, bank deposits exceeded Federal Deposit Insurance Corporation insured limits.

Item 8. Financial Statements and Supplementary Data.

EnviroStar, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of

EnviroStar, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of EnviroStar, Inc. and Subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EnviroStar, Inc. and Subsidiaries as of June 30, 2017 and 2016 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Fort Lauderdale, Florida

September 28, 2017

EnviroStar, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

ASSETS
	June 30, 2017	June 30, 2016
Current assets
Cash and cash equivalents	$727	$3,942
Accounts receivable, net of allowance for doubtful accounts of $150 and $160, respectively	13,638	1,833
Inventories, net	7,677	2,627
Vendor deposits	1,393	803
Other current assets	365	673
Total current assets	23,800	9,878

Equipment and improvements, net	1,272	135
Intangible assets, net	7,160	27
Goodwill	24,753	—
Deferred income tax assets, net	124	121
Other assets	26	—

Total assets	$57,135	$10,161

The accompanying notes are an integral part of these consolidated financial statements

EnviroStar, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	June 30, 2017	June 30, 2016
Current liabilities
Accounts payable and accrued expenses	$12,317	$2,898
Accrued employee expenses	1,546	961
Customer deposits	4,457	1,213
Billings in excess of costs on uncompleted contracts	2,146	—
Current portion of long-term debt	714	—
Total current liabilities	21,180	5,072

Long-term debt, net	3,731	—

Total liabilities	24,911	5,072

Commitments and contingencies

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; 20,000,000 shares authorized at June 30, 2017 and 15,000,000 shares authorized at June 30, 2016; 10,499,481 shares issued at June 30, 2017 and 7,065,500 shares issued at June 30, 2016, including shares held in treasury	262	177
Additional paid-in capital	27,018	2,095
Retained earnings	4,948	2,821
Treasury stock, 31,768 shares, at cost	(4)	(4)
Total shareholders’ equity	32,224	5,089
Total liabilities and shareholders’ equity	$57,135	$10,161

The accompanying notes are an integral part of these consolidated financial statements

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended June 30,
	2017	2016
Revenues	$93,978	$36,016
Cost of sales	73,639	27,804
Gross profit	20,339	8,212
Selling, general and administrative expenses	14,989	5,421
Operating income	5,350	2,791
Interest expense (income), net	160	(2)
Income before provision for income taxes	5,190	2,793
Provision for income taxes	2,023	1,053
Net income	$3,167	$1,740
Net earnings per share – basic	$0.31	$0.25

Net earnings per share – diluted	$0.31	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total

Balance at June 30, 2015	7,065,500	$177	$2,095	31,768	$(4)	$2,488	$4,756

Dividends paid ($.20 per share)	—	—	—	—	—	(1,407)	(1,407)

Net income	—	—	—	—	—	1,740	1,740
Balance at June 30, 2016	7,065,500	177	2,095	31,768	(4)	2,821	5,089
Dividends paid ($.10 per share)	—	—	—	—	—	(1,040)	(1,040)

Issuance of shares in connection with Western State Design Acquisition	2,044,990	51	16,002	—	—	—	16,053

Issuance of shares to Symmetric Capital II	1,290,323	32	5,968	—	—	—	6,000

Issuance of shares in connection with Martin-Ray Acquisition	98,668	2	2,532	—	—	—	2,534

Stock compensation	—	—	421	—	—	—	421

Net income	—	—	—	—	—	3,167	3,167
Balance at June 30, 2017	10,499,481	$262	$27,018	31,768	$(4)	$4,948	$32,224

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

Years ended June 30,	2017	2016

Operating activities:
Net income	$3,167	$1,740
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	576	61
Amortization of debt discount	10	—
(Recovery of) bad debt expense	61	26
Share-based compensation	421	—
Inventory reserve	52	(5)
(Benefit) provision for deferred income taxes	(3)	5
Gain on sale of assets	15	—
(Increase) decrease in operating assets:
Accounts receivable	(2,390)	66
Inventories	(838)	186
Vendor deposits	1,356	(803)
Other assets	969	(380)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,040	1,483
Accrued employee expenses	335	337
Deferred income	—	(9)
Customer deposit	(1,439)	(1,266)
Billings in excess of costs on uncompleted contracts	(1,742)	—

Net cash provided by operating activities	2,590	1,441

Investing activities:
Capital expenditures	(237)	(1)
Cash paid for acquisitions, net of cash acquired	(14,708)	—

Net cash used in investing activities	(14,945)	(1)
Financing activities:
Dividends paid	(1,040)	(1,407)
Proceeds from borrowings	25,934	—
Debt repayments	(21,666)	—
Payment of debt issuance costs	(88)	—
Proceeds from issuance of common shares to related party	6,000	—

Net cash provided (used) by financing activities	9,140	(1,407)
Net (decrease) increase in cash and cash equivalents	(3,215)	33
Cash and cash equivalents at beginning of year	3,942	3,909

Cash and cash equivalents at end of year	$727	$3,942
Supplemental information:
Cash paid for interest	$152	$—
Cash paid for income taxes	$1,843	$913
Supplemental disclosure of non-cash financing activities
Common stock issued for acquisitions	$18,587	$—

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	General

Nature of Business

EnviroStar, Inc., indirectly through its subsidiaries (collectively, the “Company”), distributes commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others, supplies related replacement parts and accessories, provides installation and maintenance services to its customers and designs turn-key, laudry, dry cleaning and boiler systems for its customers, which include institutional, retail, industrial and commercial customers. The Company reports its results of operations through a single operating and reportable segment.

Historically, the Company’s operations related to these activities consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. On October 10, 2016, the Company, through its wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), completed the acquisition (the “Western State Design Acquisition”) of substantially all the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial and industrial laundry equipment and related parts for new laundry facilities and to the replacement laundry market, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock. The financial condition, including assets and liabilities, and results of operations of the acquired business following the October 10, 2016 closing date are included in the Company’s consolidated financial statements as of, and for the fiscal year ended, June 30, 2017. In addition, on June 19, 2017, the Company, through its wholly owned subsidiary, Martin-Ray Laundry Systems Inc. (“Martin-Ray”), completed the acquisition (the “Martin-Ray Acquisition”) of substantially all of the assets of Martin-Ray Laundry Systems, Inc. (“MRLS”), a Colorado-based distributor of commercial laundry equipment for a purchase price consisting of $2.0 million in cash and 98,668 shares of the Company’s common stock. The financial condition, including assets and liabilities, and results of operations of the acquired business following the June 19, 2017 closing date are included in the Company’s consolidated financial statements as of, and for the fiscal year ended, June 30, 2017. See Note 3 for additional information regarding the Western State Design Acquisition and the Martin-Ray Acquisition. See also Note 19 for information regarding the contemplated acquisition of substantially all of the assets of Tri-State Technical Services, Inc. (“Tri-State”), a Georgia-based distributor of commercial, industrial, and vended laundry products and a provider of installation and maintenance services to the new and replacement segments of the commercial, industrial, and vended laundry industry.

In addition, the Company, through an indirect wholly-owned subsidiary, owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.

2.	Summary of Significant Accounting Policies

Principles of Consolidation	The accompanying consolidated financial statements include the accounts of EnviroStar, Inc. and its subsidiaries, all of which are wholly-owned. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Products are generally shipped Free on Board (“FOB”) from the Company’s warehouses or drop shipped from the Company’s vendor as FOB, at which time risk of loss and title passes to the purchaser. Revenue is recognized when there is

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

persuasive evidence that the arrangement, shipment or delivery has occurred, the price is fixed and determinable, and collectability is reasonably assured. Installation revenues are recognized when the installation of the equipment has occurred.

There are also instances where the Company enters into longer termed contracts where the price to the customer includes the sale of the equipment and the related installation. The installation on these types of contracts is usually completed within six to twelve months. Revenues from these contracts are recognized under the percentage-of-completion method of accounting, measured by the percentage of costs incurred to date against the estimated total costs for each contract. This method is used for revenue from these contracts because management considers the total cost to be the best available measure of progress on such contracts. Due to the inherent uncertainties in estimating costs, it is possible that the estimates used may change in the near term.

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

Costs and estimated earnings in excess of billings are classified in other current assets. Billings in excess of costs on uncompleted contracts are classified as current liabilities. Contract retentions billed are included in accounts receivable.

Revenues from part sales are recognized when the part is shipped and service revenues are recognized when the service is completed.

Goodwill	The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by first comparing the fair value of the reporting unit to its carrying value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The Company performed its annual impairment test on April 1, 2017 and determined there was no impairment.

Accounts Receivable

Accounts receivable are customer obligations due under what management believes to be customary trade terms. The Company sells its products primarily to laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions, coin laundry stores and distributors and dry cleaning stores and chains. The Company performs continuing credit evaluations of its customers’ financial condition and depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Management reviews accounts receivable on a regular basis to determine if any amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After customary attempts to collect a receivable have failed, the receivable is written off. The Company’s allowance for doubtful accounts was $150,000 at June

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

30, 2017 and $160,000 at June 30, 2016. Actual write-offs might vary from the recorded allowance.

Cash and Cash Equivalents	The Company considers all short term instruments with an original maturity of three months or less to be cash equivalents.

Inventories	Inventories consist principally of equipment inventories and spare parts inventories. Equipment inventories are valued at the lower of cost, determined on the specific identification method, or market. Spare part inventories are valued at the lower of average cost or market.

Equipment, Improvements and Depreciation	Property and equipment are stated at cost. Depreciation and amortization are calculated on straight-line methods over useful lives of five to seven years for furniture and equipment and the shorter of ten years or remaining lease term (including renewal periods that are deemed reasonably assured) for leasehold improvements. Repairs and maintenance costs are expensed as incurred.

Customer-Related Intangibles, Tradenames and Other Intangible Assets	The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”), which requires that finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill not be amortized. Customer-related intangibles, non-compete, and other finite-lived intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over the estimated future periods to be benefited (5-10 years). The Company performed its annual impairment test on April 1, 2017 and determined there was no impairment related to indefinite-lived intangible assets.

Asset Impairments	ASC Topic 360, “Property, Plant, and Equipment” (“ASC 360”) and ASC 350 require the Company to periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell. The Company has concluded that there was no impairment of long-lived assets in fiscal 2017 or fiscal 2016.

Estimates	The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates on an ongoing basis. Estimates which may be particularly significant to the Company’s consolidated financial statements include those relating to the determination of impairment of assets (including goodwill and intangible assets), the useful life of property and equipment, the recoverability of deferred income tax assets, allowances for doubtful accounts, intangible assets, estimates of contract percentage of completion, the carrying value of inventories and long-lived assets, the timing of revenue recognition, and sales returns and allowances. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

basis for making judgments about the recognition of revenues and expenses and the carrying value of assets and liabilities that are not readily apparent from other sources. Assumptions and estimates may, however, prove to have been incorrect, and actual results may differ from these estimates.

Earnings Per Share	The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards are considered participating securities because these awards contain a non-forfeitable right to dividends paid prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. During the fiscal year ended June 30, 2017 (“fiscal 2017”) the Company issued awards of 890,576 shares of restricted stock under the EnviroStar, Inc. 2015 Equity Incentive Plan (see Note 18). Such shares are deemed to constitute a second class of stock for accounting purposes. Prior to fiscal 2017, the Company did not have any outstanding restricted stock awards. Basic and diluted earnings per share for fiscal 2017 and the fiscal year ended June 30, 2016 (“fiscal 2016”) are computed as follows (in thousands except per share data):

	For the years ended June 30,
	2017	2016

Net income	$3,167	$1,740
Less: distributed and undistributed income allocated to non-vested restricted common stock	248	—
Net income allocated to EnviroStar, Inc. shareholders	$2,919	$1,740
Weighted average shares outstanding used in basic earnings per share	9,449	7,034

Dilutive common share equivalents	88	—
Weighted average shares outstanding used in dilutive earnings per share	9,537	7,034
Basic earnings per share	$0.31	$0.25
Diluted earnings per share	$0.31	$0.25

At June 30, 2017, other than 88,000 shares subject to the restricted stock awards discussed above, there were no potentially dilutive securities outstanding. The remaining 802,576 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive. There were no potentially dilutive securities outstanding at June 30, 2016.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Supplier Concentration	The Company purchases laundry, dry cleaning equipment, boilers and other products from a number of manufacturers and suppliers. Purchases from four of these manufacturers accounted for a total of approximately 59% of the Company’s purchases for fiscal 2017. Purchases from three manufacturers accounted for a total of approximately 68% of the Company’s purchases for fiscal 2016.

Advertising Costs	The Company expenses the cost of advertising as of the first date an advertisement is run. The Company expensed approximately $60,000 and $37,200 of advertising costs for fiscal 2017 and 2016, respectively, and are included in selling, general and administrative expenses in the consolidation statements of operations.

Fair Value of Certain Current Assets and Current Liabilities

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are prioritized based on a three-level hierarchy. The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Quoted prices in active markets for identical assets and liabilities.
•	Level 2 - Observable inputs other than quoted prices included in Level 1. This includes dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.
•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company has no assets or liabilities that are adjusted to fair value on a recurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis during fiscal 2017 or 2016.

Cash and cash equivalents is reflected in the accompanying consolidated financial statements at cost, which approximated estimated fair value, using Level 1 inputs, as they are maintained with various high-quality financial institutions and have original maturities of three months or less. The fair value of the Company’s indebtedness was estimated using Level 2 inputs based on quoted prices for those or similar instruments using applicable interest rates as of June 30, 2017 and approximate the carrying value of such debt because it accrues interest at variable rates that are repriced frequently.

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

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the period that includes the enactment date. If it is determined that it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Significant judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowances that might be required against the deferred tax assets. Management evaluates the Company’s ability to realize its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it believes that it is more likely than not that the asset will not be realized. There were no valuation allowances during fiscal 2017 or fiscal 2016.

The Company follows ASC Topic 740-10-25 “Accounting for Uncertainty in Income,” which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately reflect actual outcomes. The Company does not believe that there are any unrecognized tax benefits related to tax positions taken on its income tax returns. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statements of operations.

Recently Issued Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (“ASU No. 2014-09”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017 (fiscal 2019 for the Company). The Company is evaluating the impact, if any, that adopting this standard may have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11"). ASU 2015-11 requires that inventory within the scope of its guidance be measured at the lower of cost and net realizable value instead of lower of cost or market (with market being defined as replacement cost and having a ceiling of net realizable value and floor of net realizable value less a normal profit margin). For a public entity, the amendments in ASU 2015-11 are effective, in a prospective manner, for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal 2018 for the Company). The Company does not expect this standard will have a material impact on its consolidated financial statements.

In December 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”).  The amendments in ASU No. 2015-17 eliminate the current requirement for

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

organizations to separate deferred tax assets and liabilities into current and noncurrent amounts in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The standard is effective for annual reporting periods beginning after December 15, 2016. The amendments were applied prospectively to all deferred tax liabilities and assets. Accordingly, the Company retrospectively reclassified $108,000 of deferred tax assets from other current assets to other assets at June 30, 2016. The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”), which requires that all income tax effects of awards be recognized in the statement of operations when the awards vest or settle. The standard also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The standard increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal 2018 for the Company). The Company does not expect this standard will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which is designed to simplify the subsequent measurement of goodwill. The new guidance will eliminate the second step from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the amendment, an entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 with early adoption permitted after January 1, 2017. The Company is currently evaluating the

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

impact, if any, that adoption of this guidance may have on the Company’s consolidated financial statements.

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

3. Acquisitions

As previously described, on October 10, 2016, the Company completed the Western State Design Acquisition pursuant to which the Company, through its wholly-owned subsidiary, Western State Design, purchased substantially all the assets of WSD, a California-based distributor of commercial and industrial laundry equipment and related parts for new laundry facilities and to the replacement laundry market, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock. The cash consideration, which included $2.8 million which was placed in escrow for no less than 18 months after the closing date (subject to extension in certain circumstances), was financed through $12.5 million of borrowings under the credit facility entered into at the time and $6.0 million of proceeds from the sale of 1,290,323 shares of the Company’s common stock to Symmetric Capital II LLC (“Symmetric Capital II”) in a private placement transaction. Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer, President and controlling stockholder, is the Manager of, and may be deemed to control, Symmetric Capital II. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Western State Design, also assumed certain of the liabilities of WSD.

Fees and expenses related to the Western State Design Acquisition, consisting primarily of legal and other professional fees, totaled approximately $478,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the fiscal year ended June 30, 2017. The total purchase price for accounting purposes was $34.6 million, which included cash acquired of $5.1 million.

The Western State Design Acquisition was treated for accounting purposes as a purchase of WSD using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the aggregate consideration, or “purchase price consideration,” in the Western State Design Acquisition was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of the purchase price consideration and the allocation thereof to the net assets acquired are presented in the following tables (in thousands):

Purchase price consideration:
Cash consideration, net of cash acquired(a)	$13,394

Stock consideration(b)	16,053
Total purchase price consideration, net of cash acquired	$29,447
(a)Includes $18.5 million, net of $5.1 million of cash acquired.
(b)Calculated as 2,044,990 shares of common stock, multiplied by $7.85, the closing price of the Company’s common stock on the closing date.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Allocation of purchase price consideration (in thousands):
Accounts receivable	$8,597
Inventory	3,429
Other assets	2,623
Property, plant and equipment	879
Intangible assets	6,464
Accounts payable and accrued expenses	(6,549)
Customer deposits	(4,247)
Billings in excess of costs on uncompleted contracts	(3,888)
Total identifiable net assets	7,308
Goodwill	22,139
Total	$29,447

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

On June 19, 2017, the Company completed the Martin-Ray Acquisition pursuant to which the Company, through its wholly owned subsidiary, Martin-Ray, purchased substantially all of the assets and assumed certain of the liabilities of MRLS, a Colorado distributor of commercial laundry equipment. The consideration for the transaction consisted of $2.0 million in cash, $400,000 of which was placed in escrow for no less than 18 months after the closing date (subject to extension in certain circumstances), and 98,668 shares of the Company’s common stock. The Company funded the cash consideration with cash on hand. The Martin-Ray Acquisition was treated for accounting purposes as a purchase of MRLS using the acquisition method of accounting in accordance with ASC 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The cash portion of the consideration was funded from the Company’s operating cash. The Company allocated $2.6 million to goodwill, $0.6 million to customer-related intangibles, $0.3 million to the Martin-Ray trade name and $0.1 million to a covenant not to compete. The purchase price allocation reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of the net assets acquired at the closing date is obtained during the one year post-closing measurement period.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The results of operations of Martin-Ray have been included in the Company’s Consolidated Financial Statements subsequent to the June 19, 2017 closing date. The goodwill is deductible for tax purposes.

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the Western State Design Acquisition and Martin-Ray Acquisition, as if the Company had completed the Western State Design Acquisition and related financing transactions and Martin-Ray Acquisition on July 1, 2015, using the estimated fair values of the assets acquired and liabilities assumed. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the Western State Design Acquisition and Martin-Ray Acquisition had occurred on the date assumed, nor are they indicative of future results of operations.

	For the year ended June 30,
(in thousands)	2017 (Unaudited)	2016 (Unaudited)
Revenues	$120,012	$113,012
Net income	4,139	3,879

The unaudited supplemental proforma net income for the year ended June 30, 2016 was adjusted to include a total of $868,000 of transaction costs incurred by the Company and WSD.

4. Accounts Receivable	Accounts receivable as of June 30, 2017 and 2016 consisted of the following (in thousands):

June 30,	2017	2016

A/R - trade	$5,889	$1,993
Contract receivables	5,592	—
Retention receivables	2,307	—
	13,788	1,993
Allowance for doubtful accounts	(150)	(160)
	$13,638	$1,833

Costs, estimated earnings and billings on percentage of completion contracts consisted of the following (in thousands):

June 30,	2017	2016

Costs incurred on uncompleted contracts	$20,088	$—
Estimated earnings	6,031	—
Less: billings to date	(28,179)	—
Ending balance	$(2,060)	$—

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

These amounts are included in the Company’s consolidated balance sheets under the following captions (in thousands):

June 30,	2017	2016
Costs and estimated earnings in excess of billings (Other current assets)	$86	$—
Billings in excess of costs on uncompleted contracts	(2,146)	—
Ending balance	$(2,060)	$—

5. Inventories	Inventories are comprised of (in thousands):

June 30,	2017	2016

Equipment and parts	$7,961	$2,676
Reserve	(284)	(49)
	$7,677	$2,627

The Company established reserves of approximately $284,000 and $49,000 as of June 30, 2017 and 2016, respectively, against slow moving inventory.

6. Vendor Deposits	Vendor deposits represent advances made to the Company’s vendors for specialized inventory on order.

7. Other Current Assets	Other current assets are comprised of (in thousands):

June 30,	2017	2016

Other receivables	$—	$485
Prepaid insurance	179	49
Costs in excess of billings	86	—
Refundable income taxes	—	62
Other current assets	100	77
	$365	$673

Approximately $470,000 of other receivables at June 30, 2016 related to a receivable collected by a vendor that was due the Company at June 30, 2016. This receivable was collected by the Company in August 2016.

8. Equipment and Improvements	Major classes of equipment and improvements consist of the following (in thousands):

June 30,	2017	2016

Furniture and equipment	$686	$452
Leasehold improvements	660	430
Vehicles	904	—
	2,250	882
Accumulated depreciation and amortization	(978)	(747)
	$1,272	$135

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Depreciation and amortization of equipment and improvements amounted to approximately $231,000 and $54,000 for fiscal 2017 and 2016, respectively.

9. Intangible Assets, Net	Customer-related intangibles, tradenames and other intangible assets consist of the following (in thousands):

June 30,	Estimated Useful Lives (in years)	2017	2016

Customer-related intangibles	10	$4,180	$—
Tradenames	Indefinite	2,755	—
Covenants not to compete	5	543	—
License agreements	10	529	529
Trademarks and patents	10-15	226	226
		8,233	755
Accumulated amortization		(1,073)	(728)
		$7,160	$27

Amortization expense was approximately $345,000 in fiscal 2017 and $6,800 in fiscal 2016.

Based on the carrying amount of intangible assets as of June 30, 2017, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year is as follows (in thousands):

Fiscal years ending June 30,

2018	$533
2019	533
2020	532
2021	526
2022	460
Thereafter	1,821
Total	$4,405

10. Accounts Payable and Accrued Expenses	Accounts payable and accrued expenses are comprised of (in thousands):

June 30,	2017	2016

Accounts payable	$7,715	$2,669
Accrued expenses	4,338	135
Sales tax accruals	264	94
	$12,317	$2,898

11. Income Taxes	The following are the components of income taxes (in thousands):

Fiscal years ended June 30,	2017	2016

Current
Federal	$1,712	$895
State	314	153
	2,026	1,048

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal years ended June 30,	2017	2016
Deferred
Federal	(2)	4
State	(1)	1
	(3)	5
	$2,023	$1,053

The reconciliation of income tax expense computed at the federal statutory tax rate of 34% to the provision for income taxes is as follows (in thousands):

Fiscal years ended June 30,	2017	2016

Tax at the statutory rate	$1,765	$950
State income taxes, net of federal benefit	196	101
Other	62	2
	$2,023	$1,053

Effective tax rate	38.9%	37.7%

Deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes. Significant components of the Company’s current and noncurrent deferred tax assets and liabilities are as follows (in thousands):

Fiscal years ended June 30,	2017	2016

Deferred tax assets:
Allowance for doubtful accounts	$39	$60
Inventory capitalization	94	30
Stock compensation	159	—
Other	86	31
	378	121

Deferred tax liabilities:
Goodwill Amortization	(101)	—
Depreciation	(153)	—
	(254)	—
Net deferred income tax assets	$124	$121

As of June 30, 2017, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2013.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Debt	The Company’s long-term debt as of June 30, 2017 and 2016 was as follows (in thousands):

	June 30, 2017	June 30, 2016
Term Loan	$4,523	$—
Revolving Line of Credit	—	—
Less: unamortized discount and deferred financing costs	(78)	—
Total debt, net	4,445	—
Less: current maturities of long- term debt	(714)	—
Total long-term debt	$3,731	$—

In connection with the Western State Design Acquisition, on October 7, 2016, the Company entered into a $20.0 million credit agreement (the “Credit Facility”), consisting of a $15.0 million revolving line of credit, subject to adjustment as described below (the “Revolving Line of Credit”), and a $5.0 million term loan (the “Term Loan”). The Company used a total of approximately $12.6 million of borrowings under the Revolving Line of Credit and Term Loan to finance a portion of the cash consideration paid in connection with the Western State Design Acquisition, and to pay approximately $88,000 of fees, costs and expenses arising in connection with entering into the Credit Facility. At June 30, 2017, no amounts were outstanding under the Revolving Line of Credit and $4.5 million was outstanding under the Term Loan. The Credit Facility replaced the Company’s previous credit facility which allowed for borrowings of up to $2.25 million. No amounts were outstanding under such prior credit facility at June 30, 2016 or at any time during the period from July 1, 2016 through October 7, 2016, when it was replaced by the Credit Facility.

The Credit Facility has a term of five years and matures on October 10, 2021. Interest on the outstanding principal amount of borrowings under the Credit Facility accrues at an annual rate equal to the daily one-month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and (ii) 2.85% in the case of borrowings under the Term Loan. In addition to interest payments, borrowings under the Term Loan require principal payments of approximately $714,000 in each year between fiscal 2018 and fiscal 2021, with the balance of approximately $1.7 million due upon maturity in fiscal 2022.

The obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries have jointly and severally guaranteed the performance of the Company’s payment and other obligations under the Credit Facility. The Credit Facility also contains affirmative covenants which require the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio, a senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenditures or repurchase shares of its common stock. Additionally, the amount available to borrow under the Revolving Line of Credit is determined in accordance with an asset-based formula, which may restrict the amount available for borrowing under the Revolving Line of Credit to an amount less than $15.0 million. At June 30, 2017, the Company was in compliance with all Credit Facility covenants and based on the asset-based formula $11.5 million was available to borrow under the Revolving Line of Credit.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Related Party Transactions

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014. Under the lease, which has a term of three years, monthly base rental payments were $10,275 during the first year of the lease and $10,580 during the second year of the lease, and are $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $139,000 and $133,000 in fiscal 2017 and 2016, respectively.

Since October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, has leased 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company. Under the lease, monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Western State Design. Payments under this lease totaled approximately $88,000 in the period from October 10, 2016 through June 30, 2017.

One June 19, 2017, the Company’s wholly-owned subsidiary, Martin-Ray, entered into a lease agreement, pursuant to which it leases 10,000 square feet of warehouse and office space from an affiliate of Jim Hohnstein, President of Martin-Ray, and Bill Mann, a Vice President of Martin-Ray. Under the lease, monthly base rental payments are $6,000 during the initial term of the lease. In addition to base rent, Martin-Ray is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for two successive three-year renewal terms at the option of Martin-Ray.

See also Note 17 for a description of the Private Placement Transaction between the Company and Symmetric Capital II, an affiliate of Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, which was completed on October 10, 2016.

14. Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts and trade receivables. The Company maintains its cash and cash equivalents, including a money market account, at a large bank. At June 30, 2017, bank deposits exceeded Federal Deposit Insurance Corporation insured limits. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base. Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold. Sales to a federal government agency accounted for approximately 22% of the Company’s revenues for fiscal 2017; however no single contract for a federal government facility accounted for more than 10% of the Company’s revenues for fiscal 2017. Sales to one customer accounted for 12% of the Company’s revenues in fiscal 2016. Accounts receivable due from a federal government agency accounted for 29% and of the Company’s accounts receivable at June 30, 2017 and accounts receivable from two customers accounted for 18% of the Company’s accounts receivable at June 30, 2016.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Commitments

In addition to the leased warehouse and office space described in Note 13 above, the Company leases additional warehouse facilities from unrelated third parties under operating leases.

Minimum future rental commitments for all of the Company’s real property leases approximate the following (in thousands):

Fiscal years ending June 30,

2018	$636
2019	418
2020	472
2021	171
2022	49
Total	$1,746

Rent expense under these leases totaled approximately $381,000 and $190,000 for fiscal 2017 and 2016, respectively.

The Company, through its manufacturers, provides parts warranties for products sold. These warranties are mainly the responsibility of the manufacturer. As such, warranty-related expenses are insignificant to the Company’s consolidated financial statements.

16. Retirement Plan	The Company has participatory deferred compensation plans under which it matches employee contributions up to 3% of an eligible employee’s yearly compensation on a discretionary basis. Employees are eligible to participate in the plans after one year of service. The Company contributed approximately $58,000 and $28,000 to the plans during fiscal 2017 and fiscal 2016, respectively. The plans are qualified under Section 401(k) of the Internal Revenue Code.

17. Shareholders’ Equity

In connection with the Western State Design Acquisition (see Note 3), the Company issued 2,044,990 shares of its common stock to WSD as stock consideration, of which 1,656,486 shares were issued on the October 10, 2016 closing date and 388,504 shares were then issuable, subject to stockholder approval, and subsequently issued during the quarter ended March 31, 2017 following receipt of stockholder approval. Additionally, on October 10, 2016, the Company completed a Private Placement Transaction pursuant to which it issued and sold 1,290,323 shares of its common stock to Symmetric Capital II for a total purchase price of $6.0 million. The Company used the $6.0 million of proceeds received from the Private Placement Transaction to fund a portion of the cash consideration for the Western State Design Acquisition. Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, is the Manager of Symmetric Capital II and has voting power over the shares of the Company’s common stock held by Symmetric Capital II as well as the shares issued to WSD in connection with the Western State Design Acquisition as a result of the Stockholders Agreement entered into at that time.

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

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

18. Equity Plan	In November 2015, the Company’s stockholders approved the EnviroStar, Inc. 2015 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to awards granted under the Plan. The fair value of awards granted under the Plan is expensed on straight-line basis over the vesting period of the awards. Share-based compensation expense, which totaled $421,000 in fiscal 2017, is included in selling, general and administrative expenses in the Company’s consolidated statement of operations for such fiscal year. During fiscal 2017, the Company granted a total of 890,576 shares of restricted stock, a portion of which is scheduled to vest ratably over four years and the remainder of which is scheduled to vest in 10 to 24 years. The total grant date fair value of such restricted stock was $15.1 million. The fair value of the restricted stock was determined using the closing price of the Company’s common stock on the applicable grant date. Prior to those grants, the Company had not granted any awards under the Plan. As of June 30, 2017, the Company had $14.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock, which is recognized over the weighted-average period of 11.4 years after the respective dates of grant.

19. Subsequent Events

On September 8, 2017, the Company and a newly formed wholly owned subsidiary of the Company entered into an Asset Purchase Agreement pursuant to which the Company would acquire substantially all of the assets and assume certain of the liabilities of Tri-State, a Georgia-based distributor of commercial, industrial, and vended laundry products and a provider of installation and maintenance services to the new and replacement segments of the commercial, industrial, and vended laundry industry. The consideration to be paid by the Company in connection with the acquisition consists of $8.25 million in cash (subject to certain working capital and other adjustments), of which $2.1 million will be deposited in an escrow account for no less than 24 months after the closing date (subject to extension in certain circumstances), and 338,115 shares of the Company’s common stock. The Company intends to fund the cash consideration with cash on hand and borrowings under the Credit Facility. Consummation of the transaction is subject to certain closing conditions. There is no assurance that the transaction will be consummated on the contemplated terms, when anticipated, or at all.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. This evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on its evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s definitive Proxy Statement with respect to the Company’s 2017 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report under cover of Form 10-K/A no later than the end of such 120-day period.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s definitive Proxy Statement with respect to the Company’s 2017 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information, as of June 30, 2017, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$ —	609,424
Equity compensation plans not approved by security holders	0	$ —	0
Total	0	$ —	609,424

Other Information

The remaining information required by Item 12 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s definitive Proxy Statement with respect to the Company’s 2017 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s definitive Proxy Statement with respect to the Company’s 2017 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s definitive Proxy Statement with respect to the Company’s 2017 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report under cover of Form 10-K/A no later than the end of such 120-day period.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1)       Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2017 and 2016

Consolidated Statements of Operations for the years ended June 30, 2017 and 2016

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016

Notes to Consolidated Financial Statements

(2)       Financial Statement Schedules. All financial statement schedules have been omitted because the information is either not applicable or not required or because the information is included in the Company’s consolidated financial statements or the related notes to consolidated financial statements.

(3)       Exhibits. The following exhibits are either filed as a part of or furnished with this Report, or are incorporated into this Report by reference to documents previously filed by the Company with the SEC, as indicated below:

Exhibit No.	Description
2(a)*	Asset Purchase Agreement, dated as of September 7, 2016, by and among the Company and Western State Design, Inc., a wholly owned subsidiary of the Company, on the one hand, and Dennis Mack, Tom Marks and Western State Design, LLC, on the other hand (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016)

2(b)*	Asset Purchase Agreement, dated as of June 2, 2017, by and among the Company and Martin-Ray Laundry Systems, Inc., a wholly owned subsidiary of the Company, on the one hand, and William Mann, Jim Hohnstein, Timm Mullen, and Martin-Ray Laundry Systems, Inc., a Colorado corporation, on the other hand (Filed herewith)
2(c)*	Asset Purchase Agreement, dated as of September 8, 2017, by and among the Company and Tri-State Technical Services, Inc., a wholly owned subsidiary of the Company, on the one hand, and Matt Stephenson and Tri-State Technical Services, Inc., on the other hand (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2017)
3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986 (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986 (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(6)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998 (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999 (Incorporated by reference to Exhibit 3.1(g) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009 (Incorporated by reference to Exhibit 3.1(h) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(9)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 30, 2016 (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2016)
3(b)	By-Laws of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2007)
4(a)	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 20, 2016)
4(b)	Stockholders Agreement, dated as of March 6, 2015, by and among Michael S. Steiner, Robert M. Steiner, Henry Nahmad and Symmetric Capital LLC (Incorporated by reference to Exhibit 99.6(c) to Amendment No. 11 to Schedule 13D/A relating to the Company’s Common Stock filed by Michael S. Steiner with the SEC on March 9, 2015)
4(c)	Stockholders Agreement, dated as of October 10, 2016, among the Company, Symmetric Capital LLC, Symmetric Capital II LLC, Henry M. Nahmad, Western State Design, LLC, Dennis Mack and Tom Marks (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)
4(d)	Stockholders Agreement, dated as of June 19, 2017, by and among the Company, Symmetric Capital LLC, Symmetric Capital II LLC, Henry M. Nahmad, William Mann, Jim Hohnstein and Timm Mullen (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)
10(a)(1)	Credit Agreement, dated as of October 7, 2016, between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)
10(a)(2)	Revolving Line of Credit Promissory Note, dated as of October 7, 2016, executed by the Company in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)
10(a)(3)	Term Loan Promissory Note, dated as of October 7, 2016, executed by the Company in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)
10(a)(4)	Security Agreement, dated as of October 7, 2016, by and among the Company, Steiner-Atlantic Corp., DryClean USA License Corp. and Western State Design, Inc., on the one hand, and Wells Fargo Bank, National Association, on the other hand (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)
10(a)(5)	Continuing Guaranty, dated October 7, 2016, of Steiner-Atlantic Corp. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)

10(a)(6)	Continuing Guaranty, dated October 7, 2016, of DryClean USA License Corp. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)
10(a)(7)	Continuing Guaranty, dated October 7, 2016, of Western State Design, Inc. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)
10(a)(8)	Amendment and Ratification of Credit Agreement and Other Loan Documents, dated as of June 23, 2017, by and among the Company, Steiner-Atlantic Corp., DryClean USA License Corp., Western State Design, Inc., Martin-Ray Laundry Systems, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)
10(a)(9)	Security Agreement, dated as of June 23, 2017, by and among Martin-Ray Laundry Systems, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)
10(a)(10)	Continuing Guaranty, dated June 23, 2017, of Martin-Ray Laundry Systems, Inc. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)
10(b)(1)	Subcontract Agreement Pending Novation, dated as of October 10, 2016, between the Company and Western State Design, Inc., on the one hand, and Western State Design, LLC, on the other hand (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)
10(c)(1)	Securities Purchase Agreement, dated as of September 7, 2016, between EnviroStar, Inc. and Symmetric Capital II LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016)
10(d)(1)	Non-Competition and Non-Solicitation Agreement, dated as of March 6, 2015, by and among the Company, Symmetric Capital LLC and Michael S. Steiner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2015)
10(e)(1)**	EnviroStar, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 14, 2015)
10(e)(2)**	Form of Notice of Grant and Restricted Stock Agreement under EnviroStar, Inc. 2015 Equity Incentive Plan (Filed herewith)

10(e)(3)**	Form of Notice of Grant and Stock Option Agreement under EnviroStar, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2015)
21	Subsidiaries of the Company (Filed herewith)
23	Consent of EisnerAmper LLP (Filed herewith)
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The schedules and exhibits to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

** Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Envirostar, Inc.

Dated: September 28, 2017
	By:	/s/ Henry M. Nahmad
Henry M. Nahmad
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Henry M. Nahmad	Chairman, Chief Executive Officer	September 28, 2017
Henry M. Nahmad	(Principal Executive Officer) and President

/s/ Michael S. Steiner Michael S. Steiner	Executive Vice President, Chief Operating Officer and Director	September 28, 2017

/s/ Dennis Mack Dennis Mack	Executive Vice President and Director	September 28, 2017

/s/ Robert H. Lazar	Chief Financial Officer	September 28, 2017
Robert H. Lazar	(Principal Financial and Accounting Officer)
/s/ David Blyer	Director	September 28, 2017
David Blyer

/s/ Alan M. Grunspan	Director	September 28, 2017
Alan M. Grunspan
/s/ Hal M. Lucas	Director	September 28, 2017
Hal M. Lucas /s/ Todd Oretsky Todd Oretsky	Director	September 28, 2017