Form 10-Q
period 2017-09-30
EnviroStar, Inc.
filed 2017-11-14
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EnviroStar, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 10,805,828 shares outstanding as of November 10, 2017.

Index

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the three months ended September 30,
	2017	2016

Revenues	$26,273	$9,472
Cost of sales	20,124	7,452
Gross profit	6,149	2,020
Selling, general and administrative expenses	5,166	1,454
Operating income	983	566
Interest expense, net	66	—
Income before provision for income taxes	917	566
Provision for income taxes	354	214
Net income	$563	$352
Net earnings per share – basic	$0.05	$0.05

Net earnings per share – diluted	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	September 30, 2017 (Unaudited)	June 30, 2017
Current assets
Cash and cash equivalents	$414	$727
Accounts receivable, net of allowance for doubtful accounts of $159 and $150, respectively	10,844	13,638
Inventories, net	9,231	7,677
Vendor deposits	874	1,393
Other current assets	1,037	365
Total current assets	22,400	23,800

Equipment and improvements, net	1,180	1,272
Intangible assets, net	7,036	7,160
Goodwill	24,660	24,753
Other assets	319	150

Total assets	$55,595	$57,135

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	September 30, 2017 (Unaudited)	June 30, 2017
Current liabilities
Accounts payable and accrued expenses	$10,249	$12,317
Accrued employee expenses	1,452	1,546
Customer deposits	4,989	4,457
Billings in excess of costs on uncompleted contracts	886	2,146
Current portion of long-term debt	714	714
Total current liabilities	18,290	21,180

Long-term debt, net	4,161	3,731

Total liabilities	22,451	24,911

Commitments and contingencies

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; 20,000,000 shares authorized and 10,499,481 shares issued, including shares held in treasury	262	262
Additional paid-in capital	27,375	27,018
Retained earnings	5,511	4,948
Treasury stock, 31,768 shares, at cost	(4)	(4)
Total shareholders’ equity	33,144	32,224
Total liabilities and shareholders’ equity	$55,595	$57,135

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the three months ended
	September 30, 2017	September 30, 2016
Operating activities:
Net income	$563	$352
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	219	13
Amortization of debt discount	5	—
Bad debt expense (recovery)	9	(15)
Share-based compensation	357	—
Inventory reserve	56	2
(Benefit) provision for deferred income taxes	(163)	9
(Increase) decrease in operating assets:
Accounts receivable	2,785	(3,231)
Inventories	(1,610)	226
Vendor deposits	519	417
Other assets	(585)	510
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(2,068)	(325)
Accrued employee expenses	(94)	(411)
Customer deposits	532	(32)
Billings in excess of costs on uncompleted contracts	(1,260)	—
Net cash used by operating activities	(735)	(2,485)
Investing activities:
Capital expenditures	(3)	—
Net cash used by investing activities	(3)	—
Net proceeds from borrowings on revolving line of credit	603	—
Debt repayments on term loan	(178)	—
Net cash provided by financing activities	425	—
Net decrease in cash and cash equivalents	(313)	(2,485)
Cash and cash equivalents at beginning of period	727	3,941
Cash and cash equivalents at end of period	$414	$1,456

Supplemental disclosures of cash flow information (In thousands):

Cash paid during the period for interest	$61	$—
Cash paid during the period for income taxes	$24	$3

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EnviroStar, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The June 30, 2017 balance sheet information contained herein was derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and assumptions made may not prove to be correct, and actual results could differ from the estimates.

The Company, through its wholly-owned subsidiaries, distributes commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others, supplies related replacement parts and accessories, provides installation and maintenance services to its customers, and designs and plans turn-key laundry, dry cleaning and boiler systems for its customers, which include institutional, retail, industrial and commercial customers.

Historically, the Company’s operations related to these activities consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. On October 10, 2016, the Company, through its wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), completed the acquisition (the “Western State Design Acquisition”) of substantially all the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial and industrial laundry equipment and related parts for new laundry facilities and to the replacement laundry market, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock. In addition, on June 19, 2017, the Company, through its wholly owned subsidiary, Martin-Ray Laundry Systems Inc. (“Martin-Ray”), completed the acquisition (the “Martin-Ray Acquisition”) of substantially all of the assets of Martin-Ray Laundry Systems, Inc. (“MRLS”), a Colorado-based distributor of commercial laundry equipment, for a purchase price consisting of $2.0 million in cash and 98,668 shares of the Company’s common stock. In connection with the acquisitions, the Company, indirectly through its wholly-owned subsidiaries, also assumed certain of the liabilities of WSD and MRLS.

The financial condition, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates are included in the Company’s consolidated financial statements. During the three months ended September 30, 2017 there was a decrease in goodwill of $93,000 which relates to a purchase price adjustment recorded in connection with the Martin – Ray acquisition.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

See also Note 9 – Subsequent Events for information regarding the Company’s acquisition of substantially all of the assets of Tri-State Technical Services, Inc. (“Tri-State”) on October 31, 2017 (the “Tri-State Acquisition”).

In addition, the Company, through an indirect wholly-owned subsidiary, owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.

Note (2) – Summary of Significant Accounting Policies: The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. During the three months ended September 30, 2017, there were no significant changes in the Company’s significant accounting policies.

Note (3) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards are considered participating securities because these awards contain a non-forfeitable right to cash dividends paid prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. Basic and diluted earnings per share for the three months ended September 30, 2017 and 2016 are computed as follows (in thousands except per share data):

	For the three months ended September 30,
	2017 (Unaudited)	2016 (Unaudited)

Net income	$563	$352
Less: distributed and undistributed income allocated to non-vested restricted common stock	44	—
Net income allocated to EnviroStar, Inc. shareholders	$519	$352
Weighted average shares outstanding used in basic earnings per share	10,468	7,034

Dilutive common share equivalents	381	—
Weighted average shares outstanding used in dilutive earnings per share	10,849	7,034
Basic earnings per share	$0.05	$0.05
Diluted earnings per share	$0.05	$0.05

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

For the three months ended September 30, 2017, 509,373 shares of restricted common stock were not included in the calculation of dilutive earnings per share because their impact is anti-dilutive. There were no common share equivalents outstanding for the three months ended September 30, 2016.

Note (4) - Debt: Long-term debt as of September 30, 2017 and June 30, 2017 are as follows (in thousands):

	September 30, 2017	June 30, 2017
Term Loan	$4,345	$4,523
Revolving Line of Credit	603	—
Less: unamortized discount and deferred financing costs	(73)	(78)
Total debt, net	4,875	4,445
Less: current maturities of long-term debt	(714)	(714)
Total long-term debt	$4,161	$3,731

In connection with the Western State Design Acquisition, on October 7, 2016, the Company entered into a $20.0 million credit agreement (the “Credit Facility”), consisting of a $15.0 million revolving line of credit, subject to adjustment as described below (the “Revolving Line of Credit”), and a $5.0 million term loan (the “Term Loan”). The Company used a total of approximately $12.6 million of borrowings under the Revolving Line of Credit and Term Loan to finance a portion of the cash consideration paid in connection with the Western State Design Acquisition and to pay approximately $88,000 of fees, costs and expenses arising in connection with entering into the Credit Facility. At September 30, 2017, $0.6 million was outstanding under the Revolving Line of Credit and $4.3 million was outstanding under the Term Loan. The Credit Facility replaced the Company’s previous credit facility which allowed for borrowings of up to $2.25 million. No amounts were outstanding under such prior credit facility at June 30, 2016 or at any time during the period from July 1, 2016 through October 7, 2016, when it was replaced by the Credit Facility.

The Credit Facility has a term of five years and matures on October 10, 2021. Interest on the outstanding principal amount of borrowings under the Credit Facility accrues at an annual rate equal to the daily one-month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and (ii) 2.85% in the case of borrowings under the Term Loan. In addition to interest payments, the Company is required to make monthly principal payments on borrowings outstanding under the Term Loan, with the balance due upon maturity. As of September 30, 2017, the required principal payments were $60,000 per month.

The obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries have jointly and severally guaranteed the performance of the Company’s payment and other obligations under the Credit Facility. The Credit Facility also contains affirmative covenants which require the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio, a senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenditures or repurchase shares of its common stock. Additionally, the amount available to borrow under the Revolving Line of Credit is determined based on an asset-based formula, which may restrict the amount available for borrowing under the Revolving Line of Credit to an amount less than $15.0 million. At September 30, 2017, the Company was in compliance with all Credit Facility covenants and $10.8 million was available to borrow under the Revolving Line of Credit.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

See Note 9- Subsequent Events for information regarding the amendment to the Credit Facility entered into on October 30, 2017 in connection with the Tri-State Acquisition, pursuant to which the Company received an additional approximately $2.8 million of borrowings under the Term Loan and, in connection therewith, the borrowing limit under the Credit Facility and the amount of required monthly principal payments were increased.

Note (5) - Income Taxes: Income tax expense varies from the federal corporate income tax rate of 34%, primarily due to state income taxes, net of federal income tax effect, and permanent differences.

As of September 30, 2017 and June 30, 2017, the Company had net deferred tax assets of approximately $287,000 and $124,000, respectively, which are included in other assets in the condensed consolidated balance sheets as of such dates. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of September 30, 2017 and June 30, 2017, management believed that it was more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows Accounting Standards Codification (“ASC”) Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the three months ended September 30, 2017 and 2016, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of September 30, 2017, the Company was subject to potential federal and state tax examinations for the tax years 2014 through 2017.

Note (6) – Equity Incentive Plan: In November 2015, the Company’s stockholders approved the EnviroStar, Inc. 2015 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to awards granted under the Plan. The fair value of awards granted under the Plan is expensed on straight-line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. During the three months ended September 30, 2017 and 2016, no shares were issued under the Plan. As of September 30, 2017, the Company had $14.3 million of total unrecognized compensation expense, all of which related to awards of restricted stock granted under the Plan during the fiscal year ended June 30, 2017.

Note (7) – Transactions with Related Parties: The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. Under the lease, monthly base rental payments were $10,275 during the first year of the lease, $10,580 during the second year of the lease, and $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $33,000 during each of the three months ended September 30, 2017 and 2016. The lease had an initial term of three years. Effective November 1, 2017, the term of the lease was extended to, including renewals at the option of the Company, run through June 30, 2018.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

The Company’s wholly-owned subsidiary, Western State Design, leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company, pursuant to a lease agreement dated October 10, 2016. Under the lease, monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Western State Design. Payments under this lease totaled approximately $36,000 during the three months ended September 30, 2017.

One June 19, 2017, the Company’s wholly-owned subsidiary, Martin-Ray, entered into a lease agreement, pursuant to which it leases 10,000 square feet of warehouse and office space from an affiliate of Jim Hohnstein, President of Martin-Ray, and Bill Mann, a Vice President of Martin-Ray. Under the lease, monthly base rental payments are $6,000 during the initial term of the lease. In addition to base rent, Martin-Ray is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for two successive three-year renewal terms at the option of Martin-Ray. Payments under this lease totaled approximately $18,000 during the three months ended September 30, 2017.

Note (8) – Recently Issued Accounting Guidance: In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (“ASC 606”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASC 606 is effective for the Company beginning on July 1, 2018. The Company is evaluating the impact that adopting this standard may have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330)” ("ASU 2015-11"). ASU 2015-11 requires that inventory within the scope of its guidance be measured at the lower of cost and net realizable value instead of the lower of cost or market (with market being defined as replacement cost and having a ceiling of net realizable value and a floor of net realizable value less a normal profit margin). Inventory measured using last-in, first-out (LIFO) will not be impacted by the new guidance. For a public entity, the amendments in ASU 2015-11 are effective, in a prospective manner, for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company).    The Company adopted this standard effective July 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”), which is designed to increase transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. The new standard will require an entity to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 (the fiscal year ending June 30, 2020 for the Company), with early adoption permitted. The Company is evaluating the impact, if any, that adopting this standard may have on its consolidated financial statements.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”), which requires that all income tax effects of awards be recognized in the statement of operations when the awards vest or settle. The standard also requires the presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The standard increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016 (and interim periods therein). The Company adopted this standard effective July 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which is designed to simplify the subsequent measurement of goodwill. The new guidance eliminated the second step from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the amendment, an entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 (The fiscal year ending June 30, 2021 for the Company), with early adoption permitted. The Company is currently evaluating the impact, if any, that adopting of this guidance may have on its consolidated financial statements.

Management believes the impact of other issued accounting standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Note (9) – Subsequent Events: On October 31, 2017, the Company, through its wholly-owned subsidiary, Tri-State Technical Services, Inc. (“TSTS”), completed the acquisition of substantially all of the assets of Tri-State, a Georgia-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $8.25 million in cash (subject to certain working capital and other adjustments), of which $2.1 million was deposited in an escrow account for no less than 24 months after the closing date (subject to extension in certain circumstances), and 338,115 shares of the Company’s common stock. The Company funded the cash amount through borrowings under its Credit Facility. In connection with the acquisition, the Company assumed certain of the liabilities of Tri-State.

On October 30, 2017, the Company’s Credit Facility (described in Note 4 – Debt) was amended, pursuant to the amendment, the Company received an additional approximately $2.8 million of borrowings under the Term Loan and, in connection therewith, the maximum borrowing limit of the Credit Facility was increased from $20.0 million to approximately $22.2 million and the minimum required monthly payments were increased from $60,000 to $100,000. In addition, TSTS was added as a co-guarantor under the Credit Facility.

Index

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the future plans, operations, business, strategies, operating results and financial position of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on prices which the Company may charge for its products and services and on the Company’s profit margins; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, including environmental regulations; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks relating to the timing of shipments of customers’ orders and the Company’s recognition of revenue relating thereto; risks and uncertainties associated with the Company’s pursuit of acquisitions and other strategic opportunities, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with financing acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions and risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met ; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Many of these risks and factors are beyond the Company’s control. In addition, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The Company expressly disclaims any obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Index

Overview

The Company, through its wholly-owned subsidiaries, distributes commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers, supplies related replacement parts and accessories, provides maintenance and installation services, and designs and plans turn-key laundry, dry cleaning and boiler systems for its customers, which include commercial, industrial, institutional, government and retail customers. These activities are conducted in the United States, Canada, the Caribbean and Latin America.

Historically, the Company’s operations related to these activities consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. On October 10, 2016, the Company, through its wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), completed the acquisition (the “Western State Design Acquisition”) of substantially all the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial, industrial and vended laundry equipment and related parts for new laundry facilities and to the replacement laundry market and a provider of installation and maintenance services, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock. In addition, on June 19, 2017, the Company, through its wholly owned subsidiary, Martin-Ray Laundry Systems Inc. (“Martin-Ray”), completed the acquisition (the “Martin-Ray Acquisition”) of substantially all of the assets of Martin-Ray Laundry Systems, Inc. (“MRLS”), a Colorado-based distributor of commercial, industrial and vended laundry equipment and related parts for new laundry facilities and to the replacement laundry market and a provider of installation and maintenance services, for a purchase price consisting of $2.0 million in cash and 98,668 shares of the Company’s common stock. In connection with the acquisitions, the Company, indirectly through its wholly-owned subsidiaries, also assumed certain of the liabilities of WSD and MRLS.

The financial condition, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates are included in the Company’s consolidated financial statements.

On October 31, 2017, the Company, through its wholly-owned subsidiary, Tri-State Technical Services, Inc. (“TSTS”), completed its acquisition of substantially all of the assets of Tri-State, a Georgia-based distributor of commercial, industrial and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $8.25 million in cash (subject to certain working capital and other adjustments), of which $2.1 million was be deposited in an escrow account for no less than 24 months after the closing date (subject to extension in certain circumstances), and 338,115 shares of the Company’s common stock. The Company funded the cash consideration through borrowings under its amended Credit Facility. In connection with the acquisition, the Company, indirectly through TSTS, assumed certain of the liabilities of Tri-State.

In addition, the Company, through an indirect wholly-owned subsidiary, owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.

It is important to note that the timing of revenue recognition related to the sale and installation of commercial, industrial, and vended laundry products is occasionally impacted by delays related to installation schedules.

Total revenues for the quarter ended September 30, 2017 increased by 177% compared to the quarter ended September 30, 2016. Net income for the quarter ended September 30, 2017 increased by 60% from the quarter ended September 30, 2016. The increases in revenues and net income during the quarter ended September 30, 2017 as compared to the quarter ended September 30, 2016 are primarily attributable to the results of operations of Western State Design and Martin-Ray, which were acquired during October 2016 and June 2017, respectively, and are included in the Company’s results for the quarter ended September 30, 2017. These increases in revenues were offset by decreases in revenues due to the effects of Hurricane Irma in Florida and the Caribbean, which caused delays in the placement of orders, the delivery and shipment of laundry products, and the completion of installation services.

Index

Consolidated Financial Condition

The Company’s total assets decreased from $57.1 million at June 30, 2017 to $55.6 million at September 30, 2017. The decrease in total assets was primarily attributable to a decrease in accounts receivable as a result of the collection of payments, partially offset by an increase in inventory due to increased purchasing. The Company’s total liabilities decreased from $24.9 million at June 30, 2017 to $22.5 million at September 30, 2017. The decrease in total liabilities was primarily attributable to the timing of payments to vendors related to accounts payable and accrued expenses and the changes in when payments are received related to billings in excess of costs on uncompleted contracts.

Liquidity and Capital Resources

For the three-month period ended September 30, 2017, cash decreased by approximately $0.3 million compared to a decrease of approximately $2.5 million during the three-month period ended September 30, 2016. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended September 30,
	2017	2016
Net cash provided (used) by:
Operating activities	$(735)	$(2,485)
Investing activities	$(3)	$—
Financing activities	$425	$—

Index

For the three-months ended September 30, 2017, operating activities used cash of approximately $0.7 million compared to approximately $2.5 million of cash used during the same period of 2016. This $1.7 million decrease in cash used by operating activities was attributable to increases in working capital, and an approximately $0.2 million increase in earnings during the three months ended September 30, 2017 compared to the prior year period. The increase in working capital was driven primarily by a $6.0 million decrease in accounts receivable due to collection activity during the period, partially offset by a $1.7 million decrease in accounts payable and accrued expenses.

Financing activities provided cash of approximately $0.4 million in the three-months ended September 30, 2017, which was primarily attributable to net borrowings under the Revolving Line of Credit of approximately $0.6 million, which were used for general corporate purposes, partially offset by $0.2 million of repayments of borrowing under the Term Loan (as defined below).

In connection with the Western State Design Acquisition, on October 7, 2016, the Company entered into a $20.0 million credit agreement (the “Credit Facility”), consisting of a $15.0 million revolving line of credit, subject to adjustment as described below (the “Revolving Line of Credit”), and a $5.0 million term loan (the “Term Loan”). The Company used a total of approximately $12.6 million of borrowings under the Revolving Line of Credit and Term Loan to finance a portion of the Cash Consideration paid in connection with the Western State Design Acquisition and to pay approximately $88,000 of fees, costs and expenses arising in connection with entering into the Credit Facility. The Credit Facility has a term of five years and matures on October 10, 2021. Interest on the outstanding principal amount of borrowings under the Credit Facility accrues at an annual rate equal to the daily one-month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and (ii) 2.85% in the case of borrowings under the Term Loan. In addition to interest payments, the Company is required under the Term Loan to make monthly principal payments, with the balance due upon maturity. At September 30, 2017, $0.6 million was outstanding under the Revolving Line of Credit and $4.3 million was outstanding under the Term Loan. In connection with the Company’s acquisition of Tri-State, the Credit Facility was amended during October 2017. Pursuant to the amendment, the Company received an additional $2.8 million of borrowings under the Term Loan and, in connection therewith, the maximum borrowings under the Credit Facility were increased from $20.0 million to approximately $22.2 million and the minimum required monthly principal payments under the Term Loan were increased from $60,000 to $100,000. The Company used approximately $8.0 million of borrowings under the Credit Facility to fund the cash consideration paid in connection with the acquisition of Tri-State.

The obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries have jointly and severally guaranteed the performance of the Company’s payment and other obligations under the Credit Facility. The Credit Facility also contains affirmative covenants which require the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio a senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenditures or repurchase shares of its common stock. Additionally, the amount available to borrow under the Revolving Line of Credit is determined based on an asset-based formula, which may restrict the amount available for borrowing under the Revolving Line of Credit to an amount less than $15.0 million. At September 30, 2017, the Company was in compliance with all Credit Facility covenants and $10.8 million was available to borrow under the Revolving Line of Credit.

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

Index

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at September 30, 2017.

Results of Operations

Revenues

Revenues for the three-month period ended September 30, 2017 increased by approximately $16.8 million (177%) compared to the three-month period ended September 30, 2016, primarily due to the results of Western State Design and Martin-Ray. These increases in revenues were offset by decreases in revenues due to the effects of Hurrican Irma in Florida and the Caribbean, which caused delays in the placement of orders, the delivery and shipment of laundry products, and the completion of installation services.

Operating Expenses

	Three months ended
	September 30
	2017	2016
As a percentage of revenues:
Cost of sales	77%	79%
As a percentage of revenues:
Selling, general and administrative expenses	20%	15%

Cost of sales, expressed as a percentage of revenues, was 77% for the three-month period ended September 30, 2017, as compared to 79% for the three month-period ended September 30, 2016. The decrease in cost of sales, expressed as a percentage of revenues, was primarily due to changes in product mix.

Selling, general and administrative expenses increased by approximately $3.7 million (255%) for the three- month period ended September 30, 2017, from the same period of 2016, primarily as a result of the consolidation of the selling, general and administrative expenses of Western State Design and Martin-Ray following their acquisitions and $357,000 of share-based compensation costs related to the restricted stock awards granted subsequent to September 30, 2016. As a percentage of revenues, selling, general and administrative expenses were 20% for the three-month period ended September 30, 2017 and 15% for the three- month period ended September 30, 2016. The increase resulted primarily from the consolidation of Western State Design and Martin-Ray following their acquisitions.

Interest expense, net was approximately $66,000 for the three months ended September 30, 2017, and represents interest on borrowings under the Credit Facility.

The Company’s effective tax rate was 39% for the three-months ended September 30, 2017, compared to 38% for the three- months ended September 30, 2016. The increase in the effective tax rate is the result of higher state taxes in additional operating jurisdictions following the Western State Design and Martin-Ray acquisitions.

Index

Inflation

Inflation did not have a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company’s wholly-owned subsidiary, Steiner-Atlantic leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. Under the lease, monthly base rental payments were $10,275 during the first year of the lease, $10,580 during the second year of the lease, and $10,900 during the third year of the lease. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $33,000 during each of the three months ended September 30, 2017 and 2016. The lease had an initial term of three years. Effective November 1, 2017, the term of the lease was extended to, including renewals at the option of the Company, run through June 30, 2018.

The Company’s wholly-owned subsidiary, Western State Design, leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company, pursuant to a lease agreement dated October 10, 2016. Under the lease, monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Western State Design. Payments under this lease totaled approximately $36,000 during the three months ended September 30, 2017.

One June 19, 2017, the Company’s wholly-owned subsidiary, Martin-Ray, entered into a lease agreement, pursuant to which it leases 10,000 square feet of warehouse and office space from an affiliate of Jim Hohnstein, President of Martin-Ray, and Bill Mann, a Vice President of Martin-Ray. Under the lease, monthly base rental payments are $6,000 during the initial term of the lease. In addition to base rent, Martin-Ray is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for two successive three-year renewal terms at the option of Martin-Ray. Payments under this lease totaled approximately $18,000 during the three months ended September 30, 2017.

Index

Critical Accounting Policies

In connection with the preparation of its financial statements, the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements remain unchanged from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Recently Issued Accounting Guidance

See Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of this Report for a description of Recently Issued Accounting Guidance.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness may subject the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As of September 30, 2017, the Company had approximately $4.9 million of outstanding borrowings, of which approximately $4.3 million was borrowed under the Term Loan and approximately $600,000 was outstanding under the Revolving Line of Credit. Based on the amounts outstanding under the Company’s Term Loan at September 30, 2017, a hypothetical 1% increase in daily one-month LIBOR would increase the Company’s annual interest expense by approximately $50,000. See “Liquidity and Capital Resources” under Item 2 above for additional information regarding the Term Loan and the Credit Facility of which it is a part, including information regarding increases to the Credit Facility and additional borrowings under the Term Loan pursuant to the amendment entered into during October 2017.

Index

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at September 30, 2017 or June 30, 2017.

The Company’s cash and cash equivalents are maintained in bank accounts which bear interest at prevailing interest rates. At September 30, 2017, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes with respect to the Company’s legal proceedings from those disclosed in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 1A.	Risk Factors

There have been no material changes in the risks and uncertainties that the Company faces from those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 5.	Other Information

On November 13, 2017, the Company’s Board of Directors approved a new compensation program for its non-employee directors. Pursuant to the new program, each non-employee director will receive annually a grant of $50,000 of restricted stock awards (based on the closing price of the Company’s common stock on the date of grant). Except as described below, the restricted stock awards will vest in four equal annual installments beginning on the first anniversary of the grant date. In accordance with the new program, on November 13, 2017, each of the Company’s non-employee directors was granted $50,000 of restricted stock awards. In recognition of their past service on behalf of the Company (for which the Company’s non-employee directors have not previously received equity-based awards of the Company), this first restricted stock grant vests in four equal installments, with the first installment vesting immediately on the grant date and the remaining installments to vest on the first, second and third anniversary of the grant date. The restricted stock awards were granted under, and subject to, the Company’s 2015 Equity Incentive Plan and related award agreements.

In addition to restricted stock awards, the Company’s compensation program for its non-employee directors also includes a cash component, pursuant to which each non-employee director will receive an annual cash fee of $5,000, each member of the Company’s Audit Committee (other than the Chairman) will receive an additional annual cash fee of $2,500, and the Chairman of the Audit Committee will receive an additional annual cash fee of $10,000.

The Company’s prior compensation program for its non-employee directors consisted solely of a cash component, pursuant to which each non-employee director of the Company received a fee of $5,000 per year for his service on the Board of Directors and each member of the Audit Committee received an additional fee of $5,000 per year for his service on the Audit Committee.

Index

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

Date: November 14, 2017		EnviroStar, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer