Form 10-Q
period 2017-12-31
EnviroStar, Inc.
filed 2018-02-14
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EnviroStar, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 10,822,820 shares outstanding as of February 1, 2018.

Index

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the six months ended December 31,		For the three months ended December 31,
	2017	2016	2017	2016

Revenues	$62,408	$42,870	$36,135	$33,398
Cost of sales	48,190	33,782	27,904	26,330
Gross profit	14,218	9,088	8,231	7,068
Selling, general and administrative expenses	11,027	6,247	6,023	4,792
Operating income	3,191	2,841	2,208	2,276
Interest expense, net	183	50	117	50
Income before provision for income taxes	3,008	2,791	2,091	2,226
Provision for income taxes	935	1,111	581	897
Net income	$2,073	$1,680	$1,510	$1,329
Net earnings per share – basic	$0.18	$0.19	$0.13	$0.13
Net earnings per share - diluted	$0.18	$0.19	$0.13	$0.13

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	December 31, 2017 (Unaudited)	June 30, 2017
Current assets
Cash and cash equivalents	$1,185	$727
Accounts receivable, net of allowance for doubtful accounts of $167 and $150, respectively	16,545	13,638
Inventories, net	11,161	7,677
Vendor deposits	651	1,393
Costs in excess of billings on uncompleted contracts	2,267	86
Other current assets	1,261	279
Total current assets	33,070	23,800

Equipment and improvements, net	1,953	1,272
Intangible assets, net	11,953	7,160
Goodwill	29,808	24,753
Other assets	1,161	150

Total assets	$77,945	$57,135

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31, 2017 (Unaudited)	June 30, 2017
Current liabilities
Accounts payable and accrued expenses	$11,800	$12,317
Accrued employee expenses	1,931	1,546
Customer deposits	9,251	4,457
Billings in excess of costs on uncompleted contracts	1,472	2,146
Current portion of long-term debt	1,195	714
Total current liabilities	25,649	21,180

Long-term debt, net	9,905	3,731

Total liabilities	35,554	24,911

Commitments and contingencies

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 10,865,374 shares issued at December 31, 2017 and 10,499,481 shares issued at June 30, 2017, including shares held in treasury	271	262
Additional paid-in capital	36,808	27,018
Retained earnings	5,619	4,948
Treasury stock, 42,554 shares at December 31, 2017 and 31,768 shares at June 30, 2017, at cost	(307)	(4)
Total shareholders’ equity	42,391	32,224
Total liabilities and shareholders’ equity	$77,945	$57,135

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31, 2017	December 31, 2016
Operating activities:
Net income	$2,073	$1,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	547	158
Amortization of debt discount	9	3
Provision for (recovery of) bad debt expense	18	(26)
Share-based compensation	773	46
Inventory reserve	67	35
Benefit for deferred income taxes	(12)	(38)
(Increase) decrease in operating assets:
Accounts receivable	491	(6,230)
Inventories	(804)	191
Vendor deposits	781	1,535
Costs in excess of billings on uncompleted contracts	(2,181)	7
Other assets	(430)	(235)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(4,140)	3,198
Accrued employee expenses	385	1,199
Customer deposits	3,505	(1,927)
Billings in excess of costs on uncompleted contracts	(674)	1,890
Net cash provided by operating activities	408	1,486
Investing activities:
Capital expenditures	(116)	(7)
Cash paid for acquisition, net of cash acquired	(6,177)	(13,394)
Net cash used by investing activities	(6,293)	(13,401)
Financing activities:
Proceeds from borrowings	33,434	12,583
Debt repayments	(26,788)	(7,702)
Proceeds from issuance of common shares with related party	—	6,000
Payment of debt issuance costs	—	(66)
Purchase of vested shares	(303)	—
Net cash provided by financing activities	6,343	10,815
Net increase (decrease) in cash and cash equivalents	458	(1,100)
Cash and cash equivalents at beginning of period	727	3,942
Cash and cash equivalents at end of period	$1,185	$2,842

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31, 2017	December 31, 2016
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$143	$50
Cash paid during the period for income taxes	$855	$466

Supplemental disclosure of non-cash financing activities Common stock issued for acquisition	$9,028	$16,053
Dividends payable	$1,403	$1,039

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

The Company, through its wholly-owned subsidiaries, distributes commercial, industrial and vended laundry and dry cleaning equipment and steam and hot water boilers manufactured by others, supplies related replacement parts and accessories, provides installation and maintenance services to its customers, and designs and plans turn-key laundry, dry cleaning and boiler systems for its customers, which include institutional, retail, industrial, commercial and government customers. These activities are conducted in the United States, Canada, the Caribbean and Latin America.

Historically, the Company’s operations related to these activities consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. On October 10, 2016, the Company, through its wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), completed the acquisition (the “Western State Design Acquisition”) of substantially all the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

On June 19, 2017, the Company, through its wholly owned subsidiary, Martin-Ray Laundry Systems, Inc. (“Martin-Ray”), completed the acquisition (the “Martin-Ray Acquisition”) of substantially all of the assets of Martin-Ray Laundry Systems, Inc. (“MRLS”), a Colorado-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, for a purchase price consisting of $2.0 million in cash and 98,668 shares of the Company’s common stock.

In addition, on October 31, 2017, the Company, through its wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), completed the acquisition (the “Tri-State Acquisition”) of substantially all of the assets of Tri-State Technical Services, Inc. (“TSTS”), a Georgia-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $7.95 million in cash (subject to certain working capital and other preliminary adjustments) and 338,115 shares of the Company’s common stock. See Note 3 for additional information regarding the Tri-State Acquisition.

In connection with the acquisitions described above, the Company, indirectly through its wholly-owned subsidiaries, also assumed certain of the liabilities of WSD, MRLS and TSTS. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates are included in the Company’s consolidated financial statements.

See also Note 11 for information regarding the Company’s acquisition of substantially all of the assets of AAdvantage Laundry Systems, which was completed on February 9, 2018.

In addition, the Company, through an indirect wholly-owned subsidiary, owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.

Note (2) – Summary of Significant Accounting Policies: The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. During the six months ended December 31, 2017, there were no significant changes in the Company’s significant accounting policies.

Note (3) – Acquisition: The Tri-State Acquisition was effected in accordance with the Asset Purchase Agreement between the parties dated September 8, 2017 (the “Asset Purchase Agreement”), pursuant to which the Company, indirectly through Tri-State, purchased substantially all of the assets of TSTS for a purchase price consisting of approximately $7,952,000 in cash (the “Cash Consideration”) and 338,115 shares of the Company’s common stock (the “Stock Consideration”). The Company used borrowings under the Credit Facility (as described in Note 5) to fund the Cash Consideration. Fees and expenses related to the Tri-State Acquisition, consisting primarily of legal and other professional fees, totaled approximately $137,000 and are classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations for the three and six-month periods ended December 31, 2017. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Tri-State, also assumed certain of the liabilities of TSTS. The total purchase price for accounting purposes was $17.0 million, which included cash acquired of $1.8 million.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

The Tri-State Acquisition was treated for accounting purposes as a purchase of TSTS using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method of accounting, the aggregate consideration in the Tri-State Acquisition is allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of purchase price consideration and the preliminary allocation of consideration to the net assets acquired are presented in the following tables (in thousands):

Purchase price:
Cash Consideration, net of cash acquired(a)	$6,177
Stock Consideration(b)	9,028
Total purchase price, net of cash acquired	$15,205

(a)Includes $7,952,000 paid at closing (inclusive of a preliminary working capital adjustment) net of $1.8 million of cash acquired.

(b)Calculated as 338,115 shares of common stock, multiplied by $26.70, the closing price of the Company’s common stock on the closing date.

Allocation of purchase price consideration (in thousands):
Accounts receivable	$3,416
Inventory	2,747
Other assets	1,565
Property, plant and equipment	806
Intangible assets	5,100
Accounts payable and accrued expenses	(2,220)
Customer deposits	(1,289)

Total identifiable net assets	10,125
Goodwill	5,080
Total	$15,205

The Company is currently in the process of completing its valuation of the intangible assets acquired, as well as the final working capital amounts, which are subject to adjustments in accordance with the Asset Purchase Agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of the net assets acquired at the closing date is obtained during the post-closing measurement period, not to exceed one year.

Intangible assets consist of $1.5 million allocated to the Tri-State trade name and $3.6 million allocated to customer-related intangible assets. The Tri-State trade name is indefinite-lived and therefore not subject to amortization. The Tri-State trade name will be evaluated for impairment annually or more frequently if an event occurs or circumstances change that indicate it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets will be amortized over 10 years.

Goodwill is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the Tri-State Acquisition.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the Tri-State Acquisition, as if the Company had completed the Tri-State Acquisition and related financing (as described in Note 5) on July 1, 2016, but using the preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the Closing Date. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the Tri-State Acquisition had occurred on the date assumed, nor are they indicative of future results of operations.

	For the six months ended December 31,
(in thousands)	2017 (Unaudited)	2016 (Unaudited)
Revenues	$71,583	$72,153
Net income	2,636	3,007

Note (4) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards are considered participating securities because these awards contain a non-forfeitable right to cash dividends paid prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. Basic and diluted earnings per share for the six months ended December 31, 2017 and 2016 are computed as follows (in thousands except per share data):

	For the six months ended December 31,		For the three months ended December 31,
	2017 (Unaudited)	2016 (Unaudited)	2017 (Unaudited)	2016 (Unaudited)

Net income	$2,073	$1,680	$1,510	$1,329
Less: distributed and undistributed income allocated to unvested restricted common stock	154	51	112	51
Net income allocated to EnviroStar, Inc. shareholders	$1,919	$1,629	$1,398	$1,278
Weighted average shares outstanding used in basic	10,585	8,538	10,702	10,043
Dilutive common share equivalents	377	—	372	—
Weighted average shares outstanding used in diluted earnings per share	10,962	8,538	11,074	10,043
Basic earnings per share	$0.18	$0.19	$0.13	$0.13
Diluted earnings per share	$0.18	$0.19	$0.13	$0.13

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

At December 31, 2017 and 2016, other than the restricted common stock discussed above, there were no potentially dilutive securities outstanding.

Note (5) - Debt: Long-term debt as of December 31, 2017 and June 30, 2017 are as follows (in thousands):

	December 31, 2017	June 30, 2017
Term Loan	$6,973	$4,523
Revolving Line of Credit	4,196	—
Less: unamortized discount and deferred financing costs	(69)	(78)
Total debt, net	11,100	4,445
Less: current maturities of long-term debt	(1,195)	(714)
Total long-term debt	$9,905	$3,731

In connection with the Western State Design Acquisition, on October 7, 2016, the Company entered into a $20.0 million credit agreement (the “Credit Facility”), consisting of a $15.0 million revolving line of credit, subject to adjustment as described below (the “Revolving Line of Credit”), and a $5.0 million term loan (the “Term Loan”). The Company used a total of approximately $12.6 million of borrowings under the Revolving Line of Credit and Term Loan to fund a portion of the cash consideration paid in connection with the Western State Design Acquisition and to pay approximately $88,000 of fees, costs and expenses arising in connection with entering into the Credit Facility.

In connection with the Tri-State Acquisition, the Company’s Credit Facility was amended on October 30, 2017. Pursuant to the amendment, the Company received an additional approximately $2.8 million of borrowings under the Term Loan and, in connection therewith, the maximum borrowing limit of the Credit Facility was increased from $20.0 million to approximately $22.2 million and the minimum required monthly payments under the Term Loan (as described below) were increased from $60,000 to $100,000. The Company used a total of approximately $7.9 million of borrowings under the Revolving Line of Credit and Term Loan to fund the Cash Consideration paid in connection with the Tri-State Acquisition. At December 31, 2017, $4.2 million was outstanding under the Revolving Line of Credit and $7.0 million was outstanding under the Term Loan.

The Credit Facility has a term of five years and matures on October 10, 2021. Interest on the outstanding principal amount of borrowings under the Credit Facility accrues at an annual rate equal to the daily one-month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and (ii) 2.85% in the case of borrowings under the Term Loan. In addition to interest payments, the Company is required to make monthly principal payments on borrowings outstanding under the Term Loan, with the balance due upon maturity. As of December 31, 2017, the required principal payments were $100,000 per month.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

The obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries have jointly and severally guaranteed the performance of the Company’s payment and other obligations under the Credit Facility. The Credit Facility also contains affirmative covenants which require the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio, a senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenditures or repurchase shares of its common stock. Additionally, the amount available to borrow under the Revolving Line of Credit is determined based on an asset-based formula, which may restrict the amount available for borrowing under the Revolving Line of Credit. At December 31, 2017, the Company was in compliance with all Credit Facility covenants and $10.4 million was available to borrow under the Revolving Line of Credit.

See Note 11 for information regarding the amendment to the Credit Facility entered into on February 8, 2018, which increased the maximum borrowings permitted under the Revolving Line of Credit, and the additional borrowings incurred by the Company in connection with such amendment.

Note (6) - Income Taxes: On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The changes included in the Tax Act are broad and complex. The impacts of the Tax Act recorded in the financial statements as of and for the six and three month periods ended December 31, 2017, are considered provisional until the necessary information is available and the company can complete its assessment and calculations. The final transition impacts of the Tax Act may differ from the Company’s estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts. The U.S. Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

Income taxes are recorded in the Company’s quarterly financial statements based on the estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.

As of December 31, 2017 and June 30, 2017, the Company had net deferred tax assets of approximately $113,000 and $124,000, respectively, which are included in other assets in the condensed consolidated balance sheets as of such dates. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of December 31, 2017 and June 30, 2017, management believed that it was more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the six months ended December 31, 2017 and 2016, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of December 31, 2017, the Company was subject to potential federal and state tax examinations for the tax years 2014 through 2017.

Note (7) – Shareholders’ Equity: On December 12, 2017, the Company’s Board of Directors declared a $.12 per share cash dividend (an aggregate of $1.4 million), which was paid on January 9, 2018 to stockholders of record at the close of business on December 26, 2017. This amount is included in Accounts Payable and Accrued Expenses in the Condensed Consolidated Balance Sheet as of December 31, 2017.

On November 30, 2016, the Company’s Board of Directors declared a $.10 per share cash dividend (an aggregate of $1.0 million), which was paid on January 6, 2017 to stockholders of record at the close of business on December 21, 2016.

Note (8) – Equity Incentive Plan: In November 2015, the Company’s stockholders approved the EnviroStar, Inc. 2015 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to awards granted under the Plan. The fair value of awards granted under the Plan is expensed on straight-line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. During the six months ended December 31, 2017 and 2016, 8,982 shares and 414,762 shares, respectively, were issued under the Plan. As of December 31, 2017, the Company had $14.1 million of total unrecognized compensation expense, all of which related to awards of restricted stock granted under the Plan.

Note (9) – Transactions with Related Parties: The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease had an initial term of three years. Effective November 1, 2017, the term of the lease was extended to, including renewals at the option of the Company, run through June 30, 2018. Monthly base rental payments under the lease are $10,900. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $65,000 during each of the six months ended December 31, 2017 and 2016.

The Company’s wholly-owned subsidiary, Western State Design, leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company, pursuant to a lease agreement dated October 10, 2016. Under the lease, monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Western State Design. Payments under this lease totaled approximately $72,000 and $36,000 during the six months ended December 31, 2017 and 2016, respectively.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

On June 19, 2017, the Company’s wholly-owned subsidiary, Martin-Ray, entered into a lease agreement, pursuant to which it leases 10,000 square feet of warehouse and office space from an affiliate of Jim Hohnstein, President of Martin-Ray, and Bill Mann, a Vice President of Martin-Ray. Under the lease, monthly base rental payments are $6,000 during the initial term of the lease. In addition to base rent, Martin-Ray is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for two successive three-year renewal terms at the option of Martin-Ray. Payments under this lease totaled approximately $36,000 during the six months ended December 31, 2017.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State, entered into lease agreements, pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Under the leases, monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Tri-State. Payments under these leases totaled approximately $42,000 during the six months ended December 31, 2017.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is designed to increase transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. The new standard will require an entity to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (the fiscal year ending June 30, 2020 for the Company), with early adoption permitted. The Company is evaluating the impact, if any, that adopting this standard may have on its consolidated financial statements.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which requires that all income tax effects of awards be recognized in the statement of operations when the awards vest or settle. The standard also requires the presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The standard increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 (and interim periods therein). The Company adopted this standard effective July 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which is designed to simplify the subsequent measurement of goodwill. The new guidance eliminated the second step from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the amendment, an entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and, if applicable, should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when performing the goodwill impairment test. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 (the fiscal year ending June 30, 2021 for the Company), with early adoption permitted. The Company is currently evaluating the impact, if any, that adopting this guidance may have on its consolidated financial statements.

Management believes the impact of other issued accounting standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Note (11) – Subsequent Events: On February 9, 2018, the Company, through its wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), completed the acquisition (the “AA Acquisition”) of substantially all of the assets of Zuf Acquisitions I LLC d/b/a/ AAdvantage Laundry Systems and Sky-Rent LP (“AA”), a Dallas based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial, and vended laundry industry. The consideration paid by the Company in connection with the AA Acquisition consisted of $8.5 million in cash (subject to certain working capital and other adjustments) and 348,360 shares of the Company’s common stock. The Company funded the cash amount through borrowings under its Credit Facility. In connection with the acquisition, the Company assumed certain of the liabilities of AA.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Unaudited)

In connection with the AA Acquisition, the Company’s Credit Facility (described in Note 5 – Debt) was amended on February 8, 2018. Pursuant to the amendment, the Company received an additional approximately $5.0 million of borrowings under the Revolving Line of Credit and, in connection therewith, the maximum borrowing limit of the Revolving Line of Credit was increased from $15.0 million to approximately $20.0 million.

Index

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and financial trends that may affect the future plans, operations, business, strategies, operating results and financial position of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on prices which the Company may charge for its products and services and on the Company’s profit margins; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, including environmental regulations; the impact of the Tax Act and the Company’s estimates related thereto; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks relating to the timing of shipments of customers’ orders and the Company’s recognition of revenue relating thereto; risks and uncertainties associated with the Company’s pursuit of acquisitions and other strategic opportunities, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with financing acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions and risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Many of these risks and factors are beyond the Company’s control. In addition, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The Company expressly disclaims any obligation to update or revise any forward looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Index

Overview

The Company, through its wholly-owned subsidiaries, distributes commercial, industrial and vended laundry and dry cleaning equipment and steam and hot water boilers, supplies related replacement parts and accessories, provides maintenance and installation services, and designs and plans turn-key laundry, dry cleaning and boiler systems for its customers, which include commercial, industrial, institutional, government and retail customers. These activities are conducted in the United States, Canada, the Caribbean and Latin America.

Historically, the Company’s operations related to these activities consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. On October 10, 2016, the Company, through its wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), completed the acquisition (the “Western State Design Acquisition”) of substantially all the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock. In addition, on June 19, 2017, the Company, through its wholly owned subsidiary, Martin-Ray Laundry Systems, Inc. (“Martin-Ray”), completed the acquisition (the “Martin-Ray Acquisition”) of substantially all of the assets of Martin-Ray Laundry Systems, Inc. (“MRLS”), a Colorado-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, for a purchase price consisting of $2.0 million in cash and 98,668 shares of the Company’s common stock. Further, on October 31, 2017, the Company, through its wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), completed the acquisition (the “Tri-State Acquisition”) of substantially all of the assets of Tri-State Technical Services, Inc., a Georgia-based distributor of commercial, industrial and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of approximately $7.9 million in cash and 338,115 shares of the Company’s common stock. The Company funded the cash consideration through borrowings under its Credit Facility. In connection with the acquisitions, the Company, indirectly through its wholly-owned subsidiaries, also assumed certain of the liabilities of WSD, MRLS and TSTS. The financial condition, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates are included in the Company’s consolidated financial statements.

On February 9, 2018, the Company, through its wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), completed the acquisition (the “AA Acquisition”) of substantially all of the assets of Zuf Acquisitions I LLC d/b/a/ AAdvantage Laundry Systems and Sky-Rent LP (“AA”), a Dallas-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the AA Acquisition consisted of $8.5 million in cash (subject to certain working capital and other adjustments) and 348,360 shares of the Company’s common stock. The Company funded the cash consideration through borrowings under its Credit Facility, as amended in connection with the AA Acquisition. In connection with the acquisition, the Company assumed certain of the liabilities of AA.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the Company’s estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts. The U.S. Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

Income taxes are recorded in the Company’s quarterly financial statements based on the estimated annual effective income tax rate, subject to adjustments for discrete events, should they occur.

As used herein, the term “fiscal 2018” refers to the twelve months ended June 30, 2018 and the term “fiscal” 2017 refers to the twelve months ended June 30, 2017.

Total revenues for the six-month period ended December 31, 2017 increased by 46% compared to the six- month period ended December 31, 2016. Revenues for the second quarter of fiscal 2018 increased by 8% compared to the same period of fiscal 2017. Compared to the same periods of fiscal 2017, net income for the six and three-month periods ended December 31, 2017 increased by 23% and 14%, respectively. The increases in revenues and net income for the six and three-month periods ended December 31, 2017 are primarily attributable to the results of operations of WSD, MRLS and Tri-State following the acquisitions of such businesses (as described above), partially offset by increases in share-based compensation and amortization of intangible assets. Net income also increased due to the reduction in corporate income tax rate discussed above.

Consolidated Financial Condition

The Company’s total assets increased from $57.1 million at June 30, 2017 to $77.9 million at December 31, 2017. The increase in total assets was primarily attributable to the acquisition of Tri-State on October 31, 2107. The Company’s total liabilities increased from $24.9 million at June 30, 2017 to $35.6 million at December 31, 2017. The increase in total liabilities was primarily attributable to the liabilities assumed in connection with the acquisition of Tri-State on October 31, 2017 and an increase in customer deposits.

Liquidity and Capital Resources

For the six-month period ended December 31, 2017, cash increased by approximately $0.5 million compared to an decrease of approximately $1.1 million during the six-month period ended December 31, 2016. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

Index

	Six Months Ended December 31,
	2017	2016
Net cash provided (used) by:
Operating activities	$408	$1,486
Investing activities	$(6,293)	$(13,401)
Financing activities	$6,343	$10,815

For the six-months ended December 31, 2017, operating activities provided cash of approximately $0.4 million compared to approximately $1.5 million of cash provided by operating activities during the six months ended December 31, 2016. This $1.1 million decrease in cash provided by operating activities was attributable to a $2.2 million increase in costs in excess of billings on uncompleted contracts due to a change in payment terms and a $4.1 million decrease in accounts payable and accrued expenses.

For the six-months ended December 31, 2017, investing activities used cash of approximately $6.3 million compared to approximately $13.4 million of cash used by investing activities during the six months ended December 31, 2016. This $7.1 million decrease in cash used by investing activities was primarily attributable to the $7.9 million of cash consideration paid in connection with the Tri-State Acquisition during October 2017 as compared to the $18.5 million of cash consideration paid in connection with the Western State Design Acquisition during October 2016.

Financing activities provided cash of approximately $6.3 million in the six-months ended December 31, 2017 compared to approximately $10.8 million of cash provided by financing activities during the six months ended December 31, 2016. This decrease was primarily attributable to a greater amount of net borrowings under the Credit Facility during the six-months ended December 31, 2016 as a result of the borrowings incurred to pay a portion of the cash consideration paid in connection with the Western State Design Acquisition and the issuance of common shares to a related of $6.0 million.

In connection with the Western State Design Acquisition, on October 7, 2016, the Company entered into a $20.0 million credit agreement (the “Credit Facility”), consisting of a $15.0 million revolving line of credit, subject to adjustment as described below (the “Revolving Line of Credit”), and a $5.0 million term loan (the “Term Loan”). The Company used a total of approximately $12.6 million of borrowings under the Revolving Line of Credit and Term Loan to finance a portion of the cash consideration paid in connection with the Western State Design Acquisition and to pay approximately $88,000 of fees, costs and expenses arising in connection with entering into the Credit Facility. The Credit Facility has a term of five years and matures on October 10, 2021. Interest on the outstanding principal amount of borrowings under the Credit Facility accrues at an annual rate equal to the daily one-month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and (ii) 2.85% in the case of borrowings under the Term Loan. In addition to interest payments, the Company is required under the Term Loan to make monthly principal payments, with the balance due upon maturity. In connection with the Company’s Tri-State Acquisition, the Credit Facility was amended during October 2017. Pursuant to the amendment, the Company received an additional $2.8 million of borrowings under the Term Loan and, in connection therewith, the maximum borrowings under the Credit Facility were increased from $20.0 million to approximately $22.2 million and the minimum required monthly principal payments under the Term Loan were increased from $60,000 to $100,000. The Company used approximately $8.0 million of borrowings under the Credit Facility to fund the cash consideration paid in connection with the Tri-State Acquisition. At December 31, 2017, $4.2 million was outstanding under the Revolving Line of Credit and $7.0 million was outstanding under the Term Loan.

Index

The obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries have jointly and severally guaranteed the performance of the Company’s payment and other obligations under the Credit Facility. The Credit Facility also contains affirmative covenants which require the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio, a senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenditures or repurchase shares of its common stock. Additionally, the amount available to borrow under the Revolving Line of Credit is determined based on an asset-based formula, which may restrict the amount available for borrowing under the Revolving Line of Credit. At December 31, 2017, the Company was in compliance with all Credit Facility covenants and $10.4 million was available to borrow under the Revolving Line of Credit.

On February 8, 2018, the Company’s Credit Facility was amended in connection with the AA Acquisition. Pursuant to the amendment, the Company received an additional approximately $5.0 million of borrowings under the Revolving Line of Credit and, in connection therewith, the maximum borrowing limit of the Revolving Line of Credit was increased from $15.0 million to approximately $20.0 million. The Company used approximately $8.5 million of borrowings under the Credit Facility, as amended, to fund the cash consideration paid in connection with the AA Acquisition.

Upon request by a holder of restricted stock awards granted under the Plan, the Company may issue shares upon vesting of such restricted stock awards net of the statutory withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and reduce additional paid-in capital within shareholders’ equity and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows as they reduce the number of shares that would have been issued upon vesting. During the three and six months ended December 31, 2017, share repurchases related to shares withheld upon the vesting of previously granted restricted stock awards were approximately $303,000.

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

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at December 31, 2017.

Index

Results of Operations

Revenues

Revenues for the six and three-month periods ended December 31, 2017 increased by approximately $19.5 million (46%) and $2.7 million (8%), respectively, compared to the same periods of fiscal 2017. The increases in revenues were primarily due to the results of Western State Design (which was acquired on October 10, 2016), Martin-Ray (which was acquired on June 19, 2017) and Tri-State (which was acquired on October 31, 2017).

Operating Expenses

	Six months ended		Three months ended
	December 31,		December 31,
	2017	2016	2017	2016
As a percentage of revenues:
Cost of sales	77%	79%	77%	79%
As a percentage of revenues:
Selling, general and administrative expenses	18%	15%	17%	15%

Cost of sales, expressed as a percentage of revenues, decreased to 77% for both the six and three-month periods ended December 31, 2017 compared to 79% for the same periods of fiscal 2017. The improvement in cost of sales for both periods of fiscal 2018 resulted from product mix.

Selling, general and administrative expenses increased by approximately $4.8 million (77%) and $1.2 million (26%) for the six and three-month periods ended December 31, 2017, respectively, compared to the same periods of fiscal 2017. These increases were primarily due to the selling, general and administrative expenses of Western State Design, Martin-Ray and Tri-State, which are consolidated in the Company’s financial statements following the completion of each acquisition, an increase in non-cash share-based compensation, and an increase in amortization expense related to intangible assets. As a percentage of revenues, selling, general and administrative expenses were 18% and 15% for the six-month period ended December 31, 2017 and 2016, respectively, and 17% and 15% for the three-month period ended December 31, 2017 and 2016, respectively.

Interest expense, net, was approximately $183,000 and $50,000 for the six -month periods ended December 31, 2017 and 2016, respectively and represents interest on increased borrowings under the Credit Facility.

The Company’s effective tax rate was 31% and 28% for the six and three-month periods ended December 31, 2017, respectively, compared to 40% for both the six and three-month periods ended December 31, 2016. The decrease in the effective tax rate in both the six and three-months periods of fiscal 2018 reflect lower taxes as a result of the Tax Act described above.

Inflation

Inflation did not have a significant effect on the Company’s operations during any of the reported periods.

Index

Transactions with Related Parties

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease had an initial term of three years. Effective November 1, 2017, the term of the lease was extended to, including renewals at the option of the Company, run through June 30, 2018. Monthly base rental payments under the lease are $10,900. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $65,000 during each of the six months ended December 31, 2017 and 2016.

The Company’s wholly-owned subsidiary, Western State Design, leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company, pursuant to a lease agreement dated October 10, 2016. Under the lease, monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Western State Design. Payments under this lease totaled approximately $72,000 and $36,000 during the six months ended December 31, 2017 and 2016, respectively.

On June 19, 2017, the Company’s wholly-owned subsidiary, Martin-Ray, entered into a lease agreement, pursuant to which it leases 10,000 square feet of warehouse and office space from an affiliate of Jim Hohnstein, President of Martin-Ray, and Bill Mann, a Vice President of Martin-Ray. Under the lease, monthly base rental payments are $6,000 during the initial term of the lease. In addition to base rent, Martin-Ray is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for two successive three-year renewal terms at the option of Martin-Ray. Payments under this lease totaled approximately $36,000 during the six months ended December 31, 2017.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State, entered into lease agreements, pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Under the leases, monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Tri-State. Payments under these leases totaled approximately $42,000 during the six months ended December 31, 2017.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness may subject the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As of December 31, 2017, the Company had approximately $11.2 million of outstanding borrowings, of which approximately $7.0 million was borrowed under the Term Loan and approximately $4.2 million was outstanding under the Revolving Line of Credit. Based on the amounts outstanding under the Company’s Credit Facility at December 31, 2017, a hypothetical 1% increase in daily one-month LIBOR would increase the Company’s annual interest expense by approximately $112,000. See “Liquidity and Capital Resources” under Item 2 above for additional information regarding the Credit Facility, including information regarding increases to the Credit Facility and additional borrowings thereunder pursuant to the amendment entered into during February 2018.

Index

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at December 31, 2017 or June 30, 2017.

The Company’s cash and cash equivalents are maintained in bank accounts which bear interest at prevailing interest rates. At December 31, 2017, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, other than the completion of the Tri-State Acquisition during October 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

Item 6.	Exhibits.
Exhibit
Number	Description
2.1(a)#	Asset Purchase Agreement, dated as of December 8, 2017, by and among EnviroStar, Inc. and AAdvantage Laundry Systems, Inc., a wholly owned subsidiary of EnviroStar, Inc., on the one hand, and Zuf Management LLC, Michael Zuffinetti, Ryan C. Smith and Zuf Acquisitions I LLC, d/b/a/ AAdvantage Laundry Systems, on the other hand (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2017)

2.1(b) #	Asset Purchase Agreement, dated as of December 8, 2017, by and among EnviroStar, Inc. and AAdvantage Laundry Systems, Inc., a wholly owned subsidiary of EnviroStar, Inc., on the one hand, and Sky-Rent Management LLC, Michael Zuffinetti, Teri Zuffinetti and Sky-Rent, LP, on the other hand (incorporated by reference to Exhibit 2.1(b) to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2017)

2.1(c)	Letter Agreement, dated December 8, 2017, by and among EnviroStar, Inc. and AAdvantage Laundry Systems, Inc., a wholly owned subsidiary of EnviroStar, Inc., on the one hand, and Zuf Management LLC, Michael Zuffinetti, Ryan C. Smith and Zuf Acquisitions I LLC, d/b/a/ AAdvantage Laundry Systems, Sky-Rent Management LLC, Teri Zuffinetti and Sky-Rent, LP, on the other hand (incorporated by reference to Exhibit 2.1(c) to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2017)

10.1	Second Amendment and Ratification of Credit Agreement and Other Loan Documents, dated as of October 30, 2017, by and among EnviroStar, Inc., Steiner-Atlantic Corp., DryClean USA License Corp., Western State Design, Inc., Martin-Ray Laundry Systems, Inc., Tri-State Technical Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2017)

10.2	Second Amendment and Ratification of Credit Agreement and Other Loan Documents, dated as of October 30, 2017, by and among EnviroStar, Inc., Steiner-Atlantic Corp., DryClean USA License Corp., Western State Design, Inc., Martin-Ray Laundry Systems, Inc., Tri-State Technical Services, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2017)

10.3	Security Agreement, dated as of October 30, 2017, by Tri-State Technical Services, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2017)

10.4	Continuing Guaranty of Tri-State Technical Services, Inc. in favor of Wells Fargo Bank, National Association, dated as of October 30, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2017)

Index

*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# The schedules and exhibits to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit.

* Filed with this Report.

+ Furnished with this Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2018		EnviroStar, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer