Form 10-Q
period 2018-03-31
EnviroStar, Inc.
filed 2018-05-15
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EnviroStar, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 11,171,180 shares outstanding as of May 1, 2018.

Index

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the nine months ended March 31,		For the three months ended March 31,
	2018	2017	2018	2017

Revenues	$105,995	$67,523	$43,673	$24,653
Cost of sales	80,604	52,855	32,500	19,073
Gross profit	25,391	14,668	11,173	5,580
Selling, general and administrative expenses	20,313	10,328	9,286	4,081
Operating income	5,078	4,340	1,887	1,499
Interest expense, net	376	112	193	62
Income before provision for income taxes	4,702	4,228	1,694	1,437
Provision for income taxes	1,493	1,658	558	547
Net income	$3,209	$2,570	$1,136	$890
Net earnings per share – basic	$0.28	$0.27	$0.10	$0.08

Net earnings per share - diluted	$0.27	$0.27	$0.09	$0.08

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	March 31, 2018 (Unaudited)	June 30, 2017
Current assets
Cash and cash equivalents	$1,521	$727
Accounts receivable, net of allowance for doubtful accounts of $182 and $150, respectively	21,493	13,638
Inventories, net	14,080	7,677
Vendor deposits	1,154	1,393
Costs in excess of billings on uncompleted contracts	2,878	86
Other current assets	2,000	279
Total current assets	43,126	23,800

Equipment and improvements, net	2,786	1,272
Intangible assets, net	16,094	7,160
Goodwill	37,051	24,753
Other assets	3,512	150

Total assets	$102,569	$57,135

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2018 (Unaudited)	June 30, 2017
Current liabilities
Accounts payable and accrued expenses	$11,407	$12,317
Accrued employee expenses	2,807	1,546
Customer deposits	7,948	4,457
Billings in excess of costs on uncompleted contracts	1,680	2,146
Current portion of long-term debt	1,195	714
Total current liabilities	25,037	21,180

Long-term debt, net	21,001	3,731
Deferred tax liabilities, net	264	—

Total liabilities	46,302	24,911

Commitments and contingencies

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 11,213,734 shares issued at March 31, 2018 and 10,499,481 shares issued at June 30, 2017, including shares held in treasury	280	262
Additional paid-in capital	49,540	27,018
Retained earnings	6,754	4,948
Treasury stock, 42,554 shares at March 31, 2018 and 31,768 shares at June 30, 2017, at cost	(307)	(4)
Total shareholders’ equity	56,267	32,224
Total liabilities and shareholders’ equity	$102,569	$57,135

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31, 2018	March 31, 2017
Operating activities:
Net income	$3,209	$2,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,023	409
Amortization of debt discount	14	6
Provision for (recovery of) bad debt expense	25	(33)
Share-based compensation	1,164	200
Inventory reserve	77	(27)
Provision for deferred income taxes	388	89
(Increase) decrease in operating assets:
Accounts receivable	(1,630)	(209)
Inventories	(900)	(376)
Vendor deposits	278	1,484
Costs in excess of billings on uncompleted contracts	(2,792)	519
Other assets	(731)	270
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(4,327)	(548)
Accrued employee expenses	1,261	(311)
Customer deposits	1,917	(1,597)
Billings in excess of costs on uncompleted contracts	(466)	1,167
Net cash (used) provided by operating activities	(1,490)	3,613
Investing activities:
Capital expenditures	(395)	(123)
Cash paid for acquisition, net of cash acquired	(13,352)	(13,394)
Net cash used by investing activities	(13,747)	(13,517)
Financing activities:
Dividends paid	(1,403)	(1,040)
Proceeds from borrowings	58,387	25,938
Debt repayments	(40,650)	(21,236)
Proceeds from issuance of common shares to related party	—	6,000
Payment of debt issuance costs	—	(88)
Purchase of vested shares	(303)	—
Net cash provided by financing activities	16,031	9,574
Net increase (decrease) in cash and cash equivalents	794	(330)
Cash and cash equivalents at beginning of period	727	3,942
Cash and cash equivalents at end of period	$1,521	$3,612

 See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the nine months ended
	March 31, 2018	March 31, 2017
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$300	$72
Cash paid during the period for income taxes	$855	$1,370

Supplemental disclosure of non-cash financing activities Common stock issued for acquisitions	$21,376	$16,053

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

The Company, through its wholly-owned subsidiaries, distributes commercial, industrial and vended laundry and dry cleaning equipment and steam and hot water boilers manufactured by others, supplies related replacement parts and accessories, provides installation and maintenance services, and designs and plans turn-key laundry, dry cleaning and boiler systems. The Company’s customers include institutional, retail, industrial, commercial and government customers. The Company’s activities are conducted in the United States, Canada, the Caribbean and Latin America.

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

March 31, 2018

(Unaudited)

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

On October 31, 2017, the Company, through its wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), completed the acquisition (the “Tri-State Acquisition”) of substantially all of the assets of Tri-State Technical Services, Inc. (“TSTS”), a Georgia-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of approximately $7.95 million in cash (subject to working capital and other preliminary adjustments) and 338,115 shares of the Company’s common stock. See Note 3 for additional information regarding the Tri-State Acquisition.

In addition, on February 9, 2018, the Company, through its wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), completed the acquisition (the “AA Acquisition”) of substantially all of the assets of Zuf Acquisitions I LLC d/b/a/ AAdvantage Laundry Systems for approximately $11.0 million and Sky-Rent LP for approximately $6.0 million (collectively “AA”), a Dallas-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial, and vended laundry industry. The consideration paid by the Company in connection with the AA Acquisition consisted of approximately $8.1 million in cash (subject to working capital and other preliminary adjustments) and 348,360 shares of the Company’s common stock. See Note 3 for additional information regarding the AA Acquisition. See also Note 5 for information regarding the amendment to the Company’s Credit Facility entered into in connection with the AA Acquisition.

In connection with the acquisitions described above, the Company, indirectly through its wholly-owned subsidiaries, also assumed certain of the liabilities of WSD, MRLS, TSTS and AA. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates are included in the Company’s consolidated financial statements.

In addition, the Company, through an indirect wholly-owned subsidiary, owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.

Note (2) – Summary of Significant Accounting Policies: The Company’s significant accounting policies are described in Note 1 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. During the nine months ended March 31, 2018, there were no significant changes in the Company’s significant accounting policies.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note (3) – Acquisitions:

Tri-State Acquisition

The Tri-State Acquisition was effected on October 31, 2017 in accordance with the Asset Purchase Agreement between the parties dated September 8, 2017, pursuant to which the Company, indirectly through Tri-State, the Company’s wholly-owned subsidiary, purchased substantially all of the assets of TSTS for a purchase price consisting of approximately $7,952,000 in cash (subject to working capital and other preliminary adjustments) and 338,115 shares of the Company’s common stock. The Company used borrowings under its Credit Facility (as described in Note 5) to fund the cash consideration. Fees and expenses related to the Tri-State Acquisition, consisting primarily of legal and other professional fees, totaled approximately $137,000 and are classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations for the nine months ended March 31, 2018. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Tri-State, also assumed certain of the liabilities of TSTS. The total purchase price for accounting purposes was $17.0 million, which included cash acquired of $1.8 million.

The Tri-State Acquisition was treated for accounting purposes as a purchase of TSTS using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method of accounting, the aggregate consideration in the Tri-State Acquisition is allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

Purchase price:
Cash consideration, net of cash acquired(a)	$6,177
Stock consideration(b)	9,028
Total purchase price, net of cash acquired	$15,205

(a)Includes $7,952,000 paid at closing (inclusive of a preliminary working capital adjustment) net of $1.8 million of cash acquired.

(b)Calculated as 338,115 shares of the Company’s common stock, multiplied by $26.70, the closing price of the Company’s common stock on the closing date.

Allocation of purchase price consideration (in thousands):
Accounts receivable	$3,416
Inventory	2,747
Other assets	1,565
Property, plant and equipment	806
Intangible assets	5,200
Accounts payable and accrued expenses	(2,220)
Customer deposits	(1,289)
Total identifiable net assets	10,225
Goodwill	4,980
Total	$15,205

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The Company is continuing its valuation of the intangible assets acquired, as well as the final working capital amount, which are subject to adjustment in accordance with the Asset Purchase Agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of the net assets acquired at the closing date is obtained during the post-closing measurement period of up to one year.

Intangible assets consist of $1.5 million allocated to the Tri-State trade name and $3.7 million allocated to customer-related intangible assets. The Tri-State trade name is indefinite-lived and therefore not subject to amortization. The Tri-State trade name will be evaluated for impairment annually or more frequently if an event occurs or circumstances change that indicate it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets will be amortized over 10 years.

Goodwill is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the Tri-State Acquisition.

AA Acquisition

The AA Acquisition was effected on February 9, 2018 in accordance with the Asset Purchase Agreement between the parties dated December 8, 2017, pursuant to which the Company, indirectly through AAdvantage, the Company’s wholly-owned subsidiary, purchased substantially all of the assets of AA for a purchase price consisting of approximately $8.1 million in cash (subject to working capital and other preliminary adjustments) and 348,360 shares of the Company’s common stock. As described in Note 5, the Company entered into an amendment to its Credit Facility in connection with the AA Acquisition and used borrowings under the Credit Facility to fund the cash consideration. Fees and expenses related to the AA Acquisition, consisting primarily of legal and other professional fees, totaled approximately $160,000 and are classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations for the three and nine-month periods ended March 31, 2018. Pursuant to the Asset Purchase Agreement, the Company, indirectly through AAdvantage, also assumed certain of the liabilities of AA. The total purchase price for accounting purposes was $20.4 million, which included cash acquired of $0.9 million.

The AA Acquisition was treated for accounting purposes as a purchase of AA using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the aggregate consideration in the AA Acquisition is allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Purchase price:
Cash consideration, net of cash acquired(a)	$7,175
Stock consideration(b)	12,349
Total purchase price, net of cash acquired	$19,524

(a)Includes $8,119,000 paid at closing (inclusive of a preliminary working capital adjustment) net of $0.9 million of cash acquired.

(b)Calculated as 348,360 shares of common stock, multiplied by $35.45, the closing price of the Company’s common stock on the closing date.

Allocation of purchase price consideration (in thousands):
Accounts receivable	$2,834
Inventory	2,833
Other assets	2,950
Property, plant and equipment	771
Intangible assets	4,300
Accounts payable and accrued expenses	(1,197)
Customer deposits	(285)
Total identifiable net assets	12,206
Goodwill	7,318
Total	$19,524

The Company is continuing its valuation of the intangible assets acquired, as well as the final working capital amount, which are subject to adjustment in accordance with the Asset Purchase Agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of the net assets acquired at the closing date is obtained during the post-closing measurement period of up to one year.

Intangible assets consist of $1.8 million allocated to the AA trade name and $2.5 million allocated to customer-related intangible assets. The AA trade name is indefinite-lived and therefore not subject to amortization. The AA trade name will be evaluated for impairment annually or more frequently if an event occurs or circumstances change that indicate it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets will be amortized over 10 years.

Goodwill is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the AA Acquisition.

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the Tri-State Acquisition and AA Acquisition, as if the Company had completed the Tri-State Acquisition, AA Acquisition and related financing (as described in Note 5) on July 1, 2016, but using the preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the respective closing dates of the acquisitions. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the Tri-State Acquisition, AA Acquisition and related financing had occurred on the date assumed, nor are they indicative of future results of operations.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

	For the nine months ended March 31,
(in thousands)	2018 (Unaudited)	2017 (Unaudited)
Revenues	$132,631	$108,858
Net income	5,013	5,732

Note (4) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards are considered participating securities because these awards contain a non-forfeitable right to cash dividends paid prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. Basic and diluted earnings per share for the three and nine months ended March 31, 2018 and 2017 are computed as follows (in thousands, except per share data):

	For the nine months ended March 31,		For the three months ended March 31,
	2018 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2017 (Unaudited)

Net income	$3,209	$2,570	$1,136	$890
Less: distributed and undistributed income allocated to unvested restricted common stock	243	107	86	37
Net income allocated to EnviroStar, Inc. shareholders	$2,966	$2,463	$1,050	$853
Weighted average shares outstanding used in basic earnings per share	10,728	9,140	11,020	10,369
Dilutive common share equivalents	417	32	499	96
Weighted average shares outstanding used in diluted earnings per share	11,145	9,172	11,519	10,465
Basic earnings per share	$0.28	$0.27	$0.10	$0.08
Diluted earnings per share	$0.27	$0.27	$0.09	$0.08

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

At March 31, 2018 and 2017, other than the restricted common stock discussed above, there were no potentially dilutive securities outstanding.

Note (5) - Debt: Long-term debt as of March 31, 2018 and June 30, 2017 are as follows (in thousands):

	March 31, 2018	June 30, 2017
Term Loan	$6,674	$4,523
Revolving Line of Credit	15,586	—
Less: unamortized discount and deferred financing costs	(64)	(78)
Total debt, net	22,196	4,445
Less: current maturities of long-term debt	(1,195)	(714)
Total long-term debt	$21,001	$3,731

In connection with the Western State Design Acquisition, on October 7, 2016, the Company entered into a $20.0 million credit agreement (the “Credit Facility”), which consisted of a $15.0 million revolving line of credit (the “Revolving Line of Credit”) and a $5.0 million term loan (the “Term Loan”). The Company used a total of approximately $12.6 million of borrowings under the Revolving Line of Credit and Term Loan to fund a portion of the cash consideration paid in connection with the Western State Design Acquisition and to pay approximately $88,000 of fees, costs and expenses arising in connection with entering into the Credit Facility.

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

In connection with the AA Acquisition, the Company’s Credit Facility was further amended on February 8, 2018. Pursuant to the amendment, the Company received an additional approximately $5.0 million of borrowings under the Revolving Line of Credit and, in connection therewith, the maximum borrowing limit of the Revolving Line of Credit was increased from $15.0 million to approximately $20.0 million. Pursuant to the terms of the Credit Facility, however, the amount of permitted borrowings under the Revolving Line of Credit is also subject to a cap determined using an asset-based formula, which may limit the amount available for borrowing. The Company used a total of approximately $8.1 million of borrowings under the Revolving Line of Credit to fund the cash consideration paid in connection with the AA Acquisition.

At March 31, 2018, $15.6 million was outstanding under the Revolving Line of Credit and $6.7 million was outstanding under the Term Loan.

The Credit Facility has a term of five years and matures on October 10, 2021. Interest on the outstanding principal amount of borrowings under the Credit Facility accrues at an annual rate equal to the daily one-

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and (ii) 2.85% in the case of borrowings under the Term Loan. In addition to interest payments, the Company is required to make monthly principal payments on borrowings outstanding under the Term Loan, with the balance due upon maturity. As of March 31, 2018, the required principal payments were $100,000 per month.

The obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries have jointly and severally guaranteed the performance of the Company’s payment and other obligations under the Credit Facility. The Credit Facility also contains affirmative covenants which require the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio, a senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenditures or repurchase shares of its common stock. At March 31, 2018, the Company was in compliance with all Credit Facility covenants and $4.4 million was available for borrowing under the Revolving Line of Credit.

Note (6) - Income Taxes: On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The changes included in the Tax Act are broad and complex. The impact of the Tax Act on the Company’s financial statements as of and for the three and nine months ended March 31, 2018 is considered provisional until the necessary information is available and the Company can complete its assessment and calculations. The final impact of the Tax Act may differ from the impact based on the Company’s current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to the Company’s estimates. The Securities and Exchange Commission (the “SEC”) has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of March 31, 2018, the Company had net deferred tax liabilities of approximately $264,000. As of June 30, 2017, the Company had net deferred tax assets of approximately $124,000, which are included in other assets in the condensed consolidated balance sheets as of such date. Consistent with the guidance of the Financial Accounting Standards Board (the “FASB”) regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of June 30, 2017, management believed that it was more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the nine months ended March 31, 2018 and 2017, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of March 31, 2018, the Company was subject to potential federal and state tax examinations for the tax years 2014 through 2017.

Note (7) – Shareholders’ Equity: On December 12, 2017, the Company’s Board of Directors declared a cash dividend on the Company’s common stock of $0.12 per share (an aggregate of $1.4 million), which was paid on January 9, 2018 to stockholders of record at the close of business on December 26, 2017.

On November 30, 2016, the Company’s Board of Directors declared a cash dividend on the Company’s common stock of $0.10 per share (an aggregate of $1.0 million), which was paid on January 6, 2017 to stockholders of record at the close of business on December 21, 2016.

Note (8) – Equity Incentive Plan: In November 2015, the Company’s stockholders approved the EnviroStar, Inc. 2015 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to awards granted under the Plan. The fair value of awards granted under the Plan is expensed on straight-line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. During the nine months ended March 31, 2018 and 2017, restricted stock awards of 56,426 shares and 449,974 shares, respectively, were issued under the Plan. As of March 31, 2018, the Company had $15.6 million of total unrecognized compensation expense, all of which related to awards of restricted stock granted under the Plan.

Note (9) – Transactions with Related Parties: The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease had an initial term of three years. Effective November 1, 2017, the term of the lease was extended to, including renewals at the option of the Company, run through June 30, 2018. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $101,000 and $94,000 during the nine months ended March 31, 2018 and 2017, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Western State Design. Payments under this lease totaled approximately $108,000 and $66,000 during the nine months ended March 31, 2018 and 2017, respectively.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

On June 19, 2017, the Company’s wholly-owned subsidiary, Martin-Ray, entered into a lease agreement pursuant to which it leases 10,000 square feet of warehouse and office space from an affiliate of Jim Hohnstein, President of Martin-Ray, and Bill Mann, a Vice President of Martin-Ray. Monthly base rental payments are $6,000 during the initial term of the lease. In addition to base rent, Martin-Ray is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for two successive three-year renewal terms at the option of Martin-Ray. Payments under this lease totaled approximately $54,000 during the nine months ended March 31, 2018.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Tri-State. Payments under these leases totaled approximately $105,000 during the nine months ended March 31, 2018.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage, entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments total $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of AAdvantage. In addition, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti. The lease is for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments total $13,500. Payments under these leases totaled approximately $35,000 during the nine months ended March 31, 2018.

On October 10, 2016, the Company sold 1,290,323 shares of its common stock to Symmetric Capital II LLC for a total purchase price of $6.0 million, which the Company used to fund a portion of the cash consideration paid in connection with the Western State Design Acquisition. Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, is the Manager of Symmetric Capital II LLC and has voting power over the shares of the Company’s common stock held by Symmetric Capital II LLC.

Note (10) – Recently Issued Accounting Guidance: In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606), as subsequently amended (“ASU 2014-09”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” This standard will be effective for the Company beginning on July 1, 2018. Based on the Company’s initial assessment, the Company expects similar performance obligations to result under this guidance as compared with deliverables and separate units of accounting currently identified. As a result, the Company expects the timing of revenue recognition to generally remain the same. While the Company has not yet completed its evaluation process, at this time the

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Company has not identified any material impacts to the Company’s consolidated net income, balance sheet or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330)” ("ASU 2015-11"). ASU 2015-11 requires that inventory within the scope of its guidance be measured at the lower of cost and net realizable value instead of at the lower of cost or market (with market being defined as replacement cost and having a ceiling of net realizable value and a floor of net realizable value less a normal profit margin). For a public entity, the amendments in ASU 2015-11 are effective, in a prospective manner, for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company adopted this standard effective July 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which is designed to simplify the subsequent measurement of goodwill. The new guidance eliminated the second step from the goodwill impairment test which was required in computing the implied fair value of goodwill. Instead, under the amendment, an entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and, if applicable, the entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when performing the goodwill impairment test. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

performed in fiscal years beginning after December 15, 2019 (the fiscal year ending June 30, 2021 for the Company), with early adoption permitted. The Company is currently evaluating the impact, if any, that adopting this guidance may have on its consolidated financial statements.

Other than as described above, management does not believe that accounting standards and updates which have been issued but are not yet effective will have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2018 and June 30, 2017, outstanding performance and payment bonds totaled $9.7 million and estimated costs to complete projects secured by these bonds totaled $5.6 million and $7.1 million, respectively.

Index

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and financial trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, including environmental regulations; the impact of the Tax Act and the Company’s estimates related thereto; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks relating to the timing of shipments of customers’ orders and the Company’s recognition of revenue relating thereto; risks and uncertainties associated with the Company’s pursuit of acquisitions and other strategic opportunities, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with financing acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations, and prospects of acquired businesses, and risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Many of these risks and factors are beyond the Company’s control. In addition, dividends are subject to declaration by the Company’s Board of Directors based on factors deemed relevant by it from time to time, may be restricted by the terms of the Company’s indebtedness, and may not be paid in the future, whether with the frequency or in the amounts previously paid or at all. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update or supplement any forward-looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

Index

Overview

The Company, through its wholly-owned subsidiaries, distributes commercial, industrial and vended laundry and dry cleaning equipment and steam and hot water boilers, supplies related replacement parts and accessories, provides maintenance and installation services, and designs and plans turn-key laundry, dry cleaning and boiler systems. The Company’s customers include commercial, industrial, institutional, government and retail customers. The Company’s activities are conducted in the United States, Canada, the Caribbean and Latin America.

Historically, the Company’s operations related to these activities consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. On October 10, 2016, the Company, through its wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), completed the acquisition (the “Western State Design Acquisition”) of substantially all the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock. On June 19, 2017, the Company, through its wholly-owned subsidiary, Martin-Ray Laundry Systems, Inc. (“Martin-Ray”), completed the acquisition (the “Martin-Ray Acquisition”) of substantially all of the assets of Martin-Ray Laundry Systems, Inc. (“MRLS”), a Colorado-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, for a purchase price consisting of $2.0 million in cash and 98,668 shares of the Company’s common stock. Further, on October 31, 2017, the Company, through its wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), completed the acquisition (the “Tri-State Acquisition”) of substantially all the assets of Tri-State Technical Services, Inc. (“TSTS”), a Georgia-based distributor of commercial, industrial and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of approximately $7.95 million in cash (subject to working capital and other preliminary adjustments) and 338,115 shares of the Company’s common stock. In addition, on February 9, 2018, the Company, through its wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), completed the acquisition (the “AA Acquisition”) of substantially all of the assets of Zuf Acquisitions I LLC d/b/a AAdvantage Laundry Systems for approximately $11.0 million and Sky-Rent LP for approximately $6.0 million (collectively “AA”), a Dallas-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the AA Acquisition consisted of approximately $8.1 million in cash (subject to working capital and other preliminary adjustments) and 348,360 shares of the Company’s common stock. In connection with the acquisitions, the Company, indirectly through its wholly-owned subsidiaries, also assumed certain of the liabilities of WSD, MRLS, TSTS and AA. The financial condition, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates are included in the Company’s consolidated financial statements.

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

Index

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The changes included in the Tax Act are broad and complex. The final impact of the Tax Act may differ from the impact based on the Company’s current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to the Company’s estimates. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

Revenues for the nine-month period ended March 31, 2018 increased by 57% compared to the nine-month period ended March 31, 2017. Revenues for the three months ended March 31, 2018 increased by 77% compared to the same period of 2017. Compared to the nine and three-month periods ended March 31, 2017, net income for the nine and three-month periods ended March 31, 2018 increased by 25% and 28%, respectively. The increases in revenues and net income for the nine and three-month periods ended March 31, 2018 are primarily attributable to the results of operations of WSD, MRLS, Tri-State and AA following the acquisitions of such businesses (as described above), partially offset by increases in share-based compensation and amortization of intangible assets. Net income also increased due to the reduction in corporate income tax rate discussed below.

Consolidated Financial Condition

The Company’s total assets increased from $57.1 million at June 30, 2017 to $102.6 million at March 31, 2018. The increase in total assets was primarily attributable to the assets acquired as part of the acquisitions of Tri-State on October 31, 2107 and AA on February 9, 2018. The Company’s total liabilities increased from $24.9 million at June 30, 2017 to $46.3 million at March 31, 2018 primarily due to the liabilities assumed in connection with the acquisitions of Tri-State on October 31, 2017 and AA on February 9, 2018. The increase in total liabilities was also due in part to an increase in customer deposits.

Liquidity and Capital Resources

For the nine-month period ended March 31, 2018, cash increased by approximately $0.8 million compared to a decrease of approximately $0.3 million during the nine-month period ended March 31, 2017. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended March 31,
	2018	2017
Net cash (used) provided by:
Operating activities	$(1,490)	$3,613
Investing activities	$(13,747)	$(13,517)
Financing activities	$16,031	$9,574

Index

For the nine months ended March 31, 2018, operating activities used cash of approximately $1.5 million compared to approximately $3.6 million of cash provided by operating activities during the nine months ended March 31, 2017. This $5.1 million decrease in cash provided by operating activities was attributable to a $3.3 million increase in costs in excess of billings on uncompleted contracts resulting from a change in payment terms, a $3.8 million decrease in accounts payable, accrued expenses due to timing of payments, and a decrease in billings in excess of costs on uncompleted projects of $1.6 million, partially offset by an increase in customer deposits of $3.5 million.

For the nine months ended March 31, 2018, investing activities used cash of approximately $13.7 million compared to approximately $13.5 million of cash used by investing activities during the nine months ended March 31, 2017. This $0.2 million increase in cash used by investing activities was primarily attributable to an increase in capital expenditures during the nine months ended March 31, 2018.

Financing activities provided cash of approximately $16.0 million in the nine months ended March 31, 2018 compared to approximately $9.6 million of cash provided by financing activities during the nine months ended March 31, 2017. This increase was primarily attributable to a greater amount of net borrowings under the Credit Facility during the nine months ended March 31, 2018 as a result of the borrowings incurred to fund the cash consideration paid in connection with the Tri-State Acquisition and the AA Acquisition (as discussed below).

In connection with the Western State Design Acquisition, on October 7, 2016, the Company entered into a $20.0 million credit agreement (the “Credit Facility”), which consisted of a $15.0 million revolving line of credit (the “Revolving Line of Credit”) and a $5.0 million term loan (the “Term Loan”). The Company used a total of approximately $12.6 million of borrowings under the Revolving Line of Credit and Term Loan to fund a portion of the cash consideration paid in connection with the Western State Design Acquisition and to pay approximately $88,000 of fees, costs and expenses arising in connection with entering into the Credit Facility.

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

In connection with the AA Acquisition, the Company’s Credit Facility was further amended on February 8, 2018. Pursuant to the amendment, the Company received an additional approximately $5.0 million of borrowings under the Revolving Line of Credit and, in connection therewith, the maximum borrowing limit of the Revolving Line of Credit was increased from $15.0 million to approximately $20.0 million. Pursuant to the terms of the Credit Facility, however, the amount of permitted borrowings under the Revolving Line of Credit is also subject to a cap determined using an asset-based formula, which may limit the amount available for borrowing. The Company used a total of approximately $8.1 million of borrowings under the Revolving Line of Credit to fund the cash consideration paid in connection with the AA Acquisition.

At March 31, 2018, $15.6 million was outstanding under the Revolving Line of Credit and $6.7 million was outstanding under the Term Loan.

Index

The Credit Facility has a term of five years and matures on October 10, 2021. Interest on the outstanding principal amount of borrowings under the Credit Facility accrues at an annual rate equal to the daily one-month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and (ii) 2.85% in the case of borrowings under the Term Loan. In addition to interest payments, the Company is required to make monthly principal payments on borrowings outstanding under the Term Loan, with the balance due upon maturity. As of March 31, 2018, the required principal payments were $100,000 per month.

The obligations of the Company under the Credit Facility are secured by substantially all the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries have jointly and severally guaranteed the performance of the Company’s payment and other obligations under the Credit Facility. The Credit Facility also contains affirmative covenants which require the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio, a senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenditures or repurchase shares of its common stock. At March 31, 2018, the Company was in compliance with all Credit Facility covenants and $4.4 million was available for borrowing under the Revolving Line of Credit.

As previously described, the Company has in place an equity incentive plan, the EnviroStar, Inc. 2015 Equity Incentive Plan (the “Plan”), pursuant to which restricted stock and other equity-based awards and cash awards may be granted to participants in the Plan. Upon request by a holder of restricted stock awards granted under the Plan, the Company may issue shares upon vesting of such restricted stock awards net of the statutory withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and reduce additional paid-in capital within shareholders’ equity and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows as they reduce the number of shares that would have been issued upon vesting. During the nine months ended March 31, 2018, share repurchases related to shares withheld upon the vesting of previously granted restricted stock awards were approximately $303,000. There were no share repurchases during the three months ended March 31, 2018.

The Company believes that its existing cash and cash equivalents, anticipated cash from operations and funds available under the Company’s Credit Facility or which the Company anticipates may be available for borrowing under future credit facilities will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months. The Company may also seek to raise funds through the issuance of equity and/or debt securities or the incurrence of additional secured or unsecured indebtedness, including in connection with acquisitions or other transactions consummated by the Company as part of its buy-and-build growth strategy.

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at March 31, 2018.

Results of Operations

Revenues

Revenues for the nine and three-month periods ended March 31, 2018 increased by approximately $38.5 million (57%) and $19.0 million (77%), respectively, compared to the nine and three-month periods

Index

ended March 31, 2017. The increases in revenues were primarily due to the results of Western State Design (which was acquired on October 10, 2016), Martin-Ray (which was acquired on June 19, 2017), Tri-State (which was acquired on October 31, 2017) and AAdvantage (which was acquired on February 9, 2018).

Operating Expenses

	Nine months ended		Three months ended
	March 31,		March 31,
	2018	2017	2018	2017
As a percentage of revenues:
Cost of sales	76%	78%	74%	77%
As a percentage of revenues:
Selling, general and administrative expenses	19%	15%	21%	17%

Cost of sales, expressed as a percentage of revenues, decreased to 76% and 74% for the nine and three-month periods ended March 31, 2018, respectively, compared to 78% and 77% for the nine and three-month periods ended March 31, 2017, respectively, in each case due primarily to changes in product mix.

Selling, general and administrative expenses increased by approximately $10.0 million (97%) and $5.2 million (128%) for the nine and three-month periods ended March 31, 2018, respectively, compared to the nine and three-month periods ended March 31, 2017. As a percentage of revenue, selling, general and administrative expenses were 19% and 15% for the nine-month periods ended March 31, 2018 and 2017, respectively, and 21% and 17% for the three-month periods ended March 31, 2018 and 2017, respectively. These increases are derived from the consolidation of selling, general and administrative expenses of Western State Design, Martin-Ray, Tri-State and AAdvantage, an increase in amortization expense related to intangible assets, and an increase in non-cash share-based compensation. Additionally, the Company’s rapid growth and the increase in the Company’s market capitalization resulted in new and increased expenses at the parent-company level. More specifically, the Company incurred an increase in accounting fees as a result of the processes being undertaken in connection with the related requirement that the Company’s internal control over financial reporting be subject to auditor attestation beginning with the Company’s Annual Report on Form 10-K for the fiscal year ending June 30, 2018, an increase in insurance costs, and an increase in personnel and related compensation expenses. These costs and expenses are in support of the Company’s long-term buy and build growth strategy.

Interest expense, net, was approximately $376,000 and $112,000 for the nine-month periods ended March 31, 2018 and 2017, respectively, and represents interest on increased borrowings under the Credit Facility (as described above).

The Company’s effective tax rate was 31.8% and 32.9% for the nine and three-month periods ended March 31, 2018, respectively, compared to 39.2% and 38.1% for the nine and three-month periods ended March 31, 2017. The decrease in the effective tax rate in both the nine and three-months periods ended March 31, 2018 reflect lower taxes as a result of the Tax Act.

Inflation

Inflation did not have a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief

Index

Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease had an initial term of three years. Effective November 1, 2017, the term of the lease was extended to, including renewals at the option of the Company, run through June 30, 2018. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $101,000 and $94,000 during the nine months ended March 31, 2018 and 2017, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Western State Design. Payments under this lease totaled approximately $108,000 and $66,000 during the nine months ended March 31, 2018 and 2017, respectively.

On June 19, 2017, the Company’s wholly-owned subsidiary, Martin-Ray, entered into a lease agreement pursuant to which it leases 10,000 square feet of warehouse and office space from an affiliate of Jim Hohnstein, President of Martin-Ray, and Bill Mann, a Vice President of Martin-Ray. Monthly base rental payments are $6,000 during the initial term of the lease. In addition to base rent, Martin-Ray is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for two successive three-year renewal terms at the option of Martin-Ray. Payments under this lease totaled approximately $54,000 during the nine months ended March 31, 2018.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of Tri-State. Payments under these leases totaled approximately $105,000 during the nine months ended March 31, 2018.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage, entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments total $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of AAdvantage. In addition, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti. The lease is for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments total $13,500. Payments under these leases totaled approximately $35,000 during the nine months ended March 31, 2018.

On October 10, 2016, the Company sold 1,290,323 shares of its common stock to Symmetric Capital II LLC for a total purchase price of $6.0 million, which the Company used to fund a portion of the cash consideration paid in connection with the Western State Design Acquisition. Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, is the Manager of Symmetric Capital II LLC and has voting power over the shares of the Company’s common stock held by Symmetric Capital II LLC.

Index

Critical Accounting Policies

In connection with the preparation of its financial statements, the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements remain unchanged from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Recently Issued Accounting Guidance

See Note 10 to the Condensed Consolidated Financial Statements included in Item 1 of this Report for a description of Recently Issued Accounting Guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As of March 31, 2018, the Company had approximately $22.2 million of outstanding borrowings, of which approximately $6.7 million was borrowed under the Term Loan portion of the Company’s Credit Facility and approximately $15.6 million was outstanding under the Revolving Line of Credit portion of the Company’s Credit Facility. As previously described, interest on borrowings under the Credit Facility accrues at an annual rate equal to the daily one-month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and (ii) 2.85% in the case of borrowings under the Term Loan. Based on the amounts outstanding under the Company’s Credit Facility at March 31, 2018, a hypothetical 1% increase in daily one-month LIBOR would increase the Company’s annual interest expense by approximately $222,000.

Index

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at March 31, 2018 or June 30, 2017.

The Company’s cash and cash equivalents are maintained in bank accounts which bear interest at prevailing interest rates. At March 31, 2018, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, other than the completion of the AA Acquisition during February 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in, or subject to, legal and regulatory claims, proceedings, demands or actions arising in the ordinary course of business. There have been no material changes with respect to such matters from the disclosure included in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Item 1A.	Risk Factors

There have been no material changes in the risks and uncertainties that the Company faces from those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Index

Item 6.	Exhibits.
Exhibit
Number	Description
4.1	Stockholders Agreement, dated as of February 9, 2018, by and among EnviroStar, Inc., Zuf Acquisitions I LLC, a Texas limited liability company d/b/a/ AAdvantage Laundry Systems, Zuf Management LLC, Michael Zuffinetti, Ryan C. Smith, Sky-Rent LP, Sky-Rent Management LLC, and Teri Zuffinetti (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2018)

10.1	Third Amendment and Ratification of Credit Agreement and Other Loan Documents, dated as of February 8, 2018, by and among EnviroStar, Inc., Steiner-Atlantic Corp., DryClean USA License Corp., Western State Design, Inc., Martin-Ray Laundry Systems, Inc., Tri-State Technical Services, Inc., AAdvantage Laundry Systems, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2018)

10.2	Amended and Restated Promissory Note made by EnviroStar, Inc. in favor of Wells Fargo Bank, National Association, dated February 8, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2018)

10.3	Security Agreement, dated as of February 8, 2018, by AAdvantage Laundry Systems, Inc. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2018)

10.4	Continuing Guaranty of AAdvantage Laundry Systems, Inc. in favor of Wells Fargo Bank, National Association, dated as of February 8, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2018)

*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Index

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with this Report.

+ Furnished with this Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2018		EnviroStar, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer