Form 10-K
period 2018-06-30
EnviroStar, Inc.
filed 2018-09-13
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________________________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value as of December 31, 2017 of the registrant’s common stock, the only class of voting or non-voting common equity of the registrant, held by non-affiliates of the registrant was approximately $149,143,920, based on the closing price of the registrant’s common stock on the NYSE American (formerly the NYSE MKT) on that date.

The number of outstanding shares of the registrant’s common stock as of September 1, 2018 was 11,186,970.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

-i-

FORWARD LOOKING STATEMENTS

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of EnviroStar, Inc. (which is referred to within this Report, collectively with its subsidiaries (unless the context otherwise requires), as the “Company”). Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, including environmental regulations; the impact of the Tax Cuts and Jobs Act of 2017 and the Company’s estimates related thereto; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks related to the Company’s indebtedness; risks relating to the timing of shipments of customers’ orders and the Company’s recognition of revenue relating thereto; risks and uncertainties associated with the Company’s pursuit of acquisitions and other strategic opportunities, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with financing acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met and acquisitions subject to agreements which have been entered into but which have not yet closed may not be consummated on the contemplated terms, when expected, or at all; and other economic, competitive, governmental, technological and other risks and factors discussed elsewhere in this Report, including, without limitation, in the “Risk Factors” section hereof, and in the Company’s other periodic filings with the Securities and Exchange Commission (the “SEC”). Many of these risks and factors are beyond the Company’s control. In addition, dividends are subject to declaration by the Company’s Board of Directors based on factors deemed relevant by it from time to time, may be restricted by the terms of the Company’s indebtedness, and may not be paid in the future, whether with the frequency or in the amounts previously paid or at all. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update, revise or supplement any forward-looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

PART I

Item 1. Business.

General

The Company was incorporated under the laws of the State of Delaware on June 13, 1963 under the name Metro-Tel Corp. and changed its name to DRYCLEAN USA, Inc. on November 7, 1999. On December 1, 2009, the Company changed its name to EnviroStar, Inc.

The Company, through its wholly-owned subsidiaries:

•	is a distributor that sells, leases and rents commercial, industrial and vended laundry and dry cleaning equipment and steam and hot water boilers manufactured by others and supplies related replacement parts and accessories; and
•	designs and plans turn-key laundry, dry cleaning and boiler systems; and
•	provides installation and maintenance services to its customers.

The Company’s customers include commercial, industrial, institutional, government and retail customers. These activities are conducted in the United States, Canada, the Caribbean and Latin America.

Historically, the Company’s operations related to its activities described above consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. On October 10, 2016, the Company, through its wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), completed the acquisition (the “Western State Design Acquisition”) of substantially all the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. In addition, on June 19, 2017, the Company, through its wholly-owned subsidiary, Martin-Ray Laundry Systems, Inc. (“Martin-Ray”), completed the acquisition (the “Martin-Ray Acquisition”) of substantially all the assets of Martin-Ray Laundry Systems, Inc. (“MRLS”), a Colorado-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. On October 31, 2017, the Company, through its wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), completed the acquisition (the “Tri-State Acquisition”) of substantially all of the assets of Tri-State Technical Services, Inc. (“TSTS”), a Georgia-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. On February 9, 2018, the Company, through its wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), completed the acquisition (the “AA Acquisition”) of substantially all of the assets of Zuf Acquisitions I LLC d/b/a/ AAdvantage Laundry Systems and Sky-Rent LP (collectively “AA”), a Dallas-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The financial condition, including assets and liabilities, and results of operations of Western State Design, Martin-Ray, Tri-State and AAdvantage following the respective closing dates are included in the Company’s consolidated financial statements. In addition, subsequent to the end of the Company’s fiscal year ended June 30, 2018 (“fiscal 2018”), the Company, through its wholly-owned subsidiary, Industrial Laundry Services, Inc. (“Industrial Laundry Services”), completed the acquisition (the “ILS Acquisition”) of substantially all of the assets of Industrial Laundry Services LLC (“ILS”), a Florida-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. Further, subsequent to the end of the Company’s fiscal 2018, the Company, through its wholly-owned subsidiary, Scott Equipment, Inc. (“Scott Equipment”), completed the acquisition (the “SEI Acquisition”) of substantially all of the assets of Scott Equipment, Inc. (“SEI”), a Texas-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. In connection with each acquisition, the Company, indirectly through its wholly-owned subsidiary, also assumed certain of the liabilities related to the acquired business. See “Buy and Build Growth Strategy” below for additional information regarding these acquisitions and the Company’s “buy-and-build” strategy generally.

In addition to its activities described above, the Company, through DRYCLEAN USA License Corp., an indirect wholly-owned subsidiary of the Company, owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America. The operations of DRYCLEAN USA License Corp. are not significant to the Company.

The Company reports its results of operations through a single reportable segment.

Available Information

The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the SEC. These reports and statements may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports and statements, as well as beneficial ownership reports filed by the Company’s officers and directors and beneficial owners of 10% or more of the Company’s common stock, may also be accessed free of charge on the SEC’s website at http://www.sec.gov and, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC, on the Company’s website at http://www.envirostarinc.com. The information contained on or connected to the Company’s website is not incorporated by reference into, or otherwise a part of, this Report. Further, references to the website URL of the Company in this Report are intended to be inactive textual references only.

Products

The Company sells and leases an extensive line of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others, as well as related replacement parts and accessories, and provides installation and maintenance services.

The commercial and industrial laundry equipment distributed by the Company includes washroom, finishing, material handling, and mechanical equipment such as washers and dryers, tunnel systems and coin-operated machines, many of which are designed to reduce utility and water consumption. Finishing equipment distributed by the Company includes sheet feeders, flatwork ironers, automatic sheet folders, and stackers. Material handling equipment distributed by the Company includes conveyor and rail systems. Mechanical equipment distributed by the Company includes boilers, hot water/steam systems, water purification, reuse and recycling systems and air compressors.

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

Boiler products distributed by the Company include high efficiency, low emission steam boilers, steam systems and hot water systems that are used in the laundry and dry cleaning industry for temperature control, heating, pressing and de-wrinkling, and in the healthcare industry, food and beverage industry, HVAC industry and in other industrial markets for sterilization, product sealing and other purposes.

The Company also sells replacement parts and accessories for the products it distributes and provides installation and maintenance services to its customers.

The Company seeks to position and price its products to appeal to customers in each of the high-end, mid-range and value-priced markets, as the products are generally offered in a wide range of price points to address the needs of a diverse customer base. The Company believes that its portfolio of products affords the Company’s customers a “one-stop shop” for commercial, industrial and vended laundry and dry cleaning machines, boilers and accessories and that, as a result, the Company is able to attract and support potential customers who can choose from the Company’s broad product line.

Buy-and-Build Growth Strategy

In addition to organic growth, the Company intends to grow using a “buy-and-build” strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions that would complement the Company’s existing business or that might otherwise offer growth opportunities for, or benefit, the Company. The Company is disciplined and conservative in its consideration of acquisitions and generally seeks to identify opportunities that fit certain financial and strategic criteria. The “build” component of the strategy involves implementing a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in new locations, additional product lines, expanded service capabilities and advanced technologies. The Company generally seeks to structure acquisitions to include both cash and stock consideration. The Company believes the issuance of stock consideration aligns the interests of the sellers of the acquired businesses, who the Company seeks to maintain to continue to operate the acquired businesses, with the interests of the Company’s other stockholders. The sellers as well as other key individuals at the acquired businesses may also be provided with the opportunity to own shares of the Company’s common stock through equity-based plans of the Company.

Since the implementation of its “buy-and-build” strategy in 2015, the Company has acquired or, as indicated, entered into a definitive agreement to acquire, the following businesses:

On October 10, 2016, the Company completed the Western State Design Acquisition pursuant to which the Company, through its wholly-owned subsidiary, Western State Design, purchased substantially all the assets of WSD, a California-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock. The cash consideration was financed through $12.5 million of borrowings under the credit facility entered into at the time and $6.0 million of proceeds from the sale of 1,290,323 shares of the Company’s common stock to Symmetric Capital II LLC (“Symmetric Capital II”) in a private placement transaction. Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer, President and controlling stockholder, is the Manager of, and may be deemed to control, Symmetric Capital II. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Western State Design, also assumed certain of the liabilities of WSD.

On June 19, 2017, the Company completed the Martin-Ray Acquisition pursuant to which the Company, through its wholly-owned subsidiary, Martin-Ray, purchased substantially all of the assets and assumed certain of the liabilities of MRLS, a Colorado-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration for the transaction consisted of $2.0 million in cash and 98,668 shares of the Company’s common stock. The Company funded the cash consideration with cash on hand.

On October 31, 2017, the Company completed the Tri-State Acquisition pursuant to which the Company, through its wholly-owned subsidiary, Tri-State, purchased substantially all of the assets of TSTS, a Georgia-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of approximately $7.95 million in cash and 338,115 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility, which was amended at the time to, among other things, increase the borrowing limit.

In addition, on February 9, 2018, the Company completed the AA Acquisition pursuant to which the Company, through its wholly-owned subsidiary, AAdvantage, purchased substantially all of the assets of Zuf Acquisitions I LLC d/b/a/ AAdvantage Laundry Systems for approximately $11.0 million and Sky-Rent LP for approximately $6.0 million. AAdvantage is based in Dallas and distributes commercial, industrial, and vended laundry products and provides installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the AA Acquisition consisted of approximately $8.1 million in cash (subject to working capital and other preliminary adjustments) and 348,360 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility, which was further amended at the time to, among other things, increase the borrowing limit.

On September 4, 2018, the Company completed the ILS Acquisition pursuant to which the Company, indirectly through its wholly-owned subsidiary, Industrial Laundry Services, purchased substantially all of the assets of ILS, a Florida-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of cash and stock and was immaterial to the Company on a consolidated basis.

On September 12, 2018, the Company completed the SEI Acquisition pursuant to which the Company, indirectly through its wholly-owned subsidiary, Scott Equipment, purchased substantially all of the assets of SEI, a Texas-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration to paid by the Company in connection with the SEI Acquisition consisted of $6.5 million in cash (subject to certain working capital and other adjustments) and 209,678 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility.

In connection with each acquisition described above, the Company, indirectly through its wholly-owned subsidiary, also assumed certain of the liabilities related to the acquired business.

Customers and Markets

The Company’s customer base consists of approximately 30,000 customers in the United States, Canada, the Caribbean and Latin America. The Company’s commercial and industrial laundry equipment and boilers are sold or leased primarily to laundry plants, hotels, motels, cruise lines, hospitals, hospital combines, nursing homes, government institutions, distributors, vended laundries and specialized users. Dry cleaning equipment is sold primarily to dry cleaning stores, chains and higher-end hotels. Historically, the Company has not noted any significant seasonality.

Sales, Marketing and Customer Support

The Company employs sales personnel to market its products in the United States, Canada, the Caribbean and Latin America. The Company has exclusive and nonexclusive distribution rights to market its products. Orders for equipment and replacement parts and accessories are generally obtained by telephone, e-mail and fax inquiries originated by the customer or by the Company, from existing customer relationships and from newly formed customer relationships. The Company supports its sales and leasing activities through its websites and by advertising in trade publications, participating in trade shows and engaging in regional promotions and incentive programs.

The Company seeks to establish customer satisfaction by offering:

•	an experienced sales and service organization;
•	a comprehensive product offering;
•	competitive pricing;
•	maintenance of comprehensive and well-stocked inventories of replacement parts and accessories, often with same day or overnight availability;
•	design and layout services;
•	installation and maintenance services;
•	on-site training performed by factory trained technicians; and
•	a toll-free support line and technical websites to resolve customer service problems.

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

Foreign Sales

For fiscal 2018 and the fiscal year ended June 30, 2017 (“fiscal 2017”), revenues from foreign activities totaled approximately $4.9 million and $5.8 million, respectively, substantially all of which related to the sale of commercial and industrial laundry and dry cleaning equipment and boilers to customers in Canada, the Caribbean and Latin America.

All of the Company’s foreign sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Sources of Supply

The Company purchases commercial and industrial laundry products, dry cleaning machines, boilers and other products for distribution from a number of manufacturers and suppliers. Purchases from four manufacturers accounted for approximately 76% and 59% of the Company’s purchases for fiscal 2018 and fiscal 2017, respectively. The major manufacturers of the products sold by the Company are Alliance Laundry Systems, LLC, Chicago Dryer Company, Cleaver Brooks Inc., Continental Girbau, Inc., Dexter Laundry, Inc., FMB Group, Fulton Thermal Corp., Kannegiesser ETECH, Pellerin Milnor Corporation, Unipress Corporation and Whirlpool Corporation. The Company has contracts with several of the manufacturers and suppliers of the products which the Company sells and has established, long-standing relationships with most of its manufacturers and suppliers. The Company has not historically experienced difficulty in purchasing products it distributes and believes that it has good working relationships with its manufacturers and suppliers. The Company further believes that such relationships provide the Company with certain competitive advantages, including exclusivity for certain products in certain areas and, in certain cases, favorable prices and terms. However, there is no assurance that the Company will maintain its relationships with any of its suppliers, and the loss of certain of these relationships, including the loss of a relationship with one of the Company’s principal suppliers, could adversely affect the Company’s business and results. See also “The Company’s business and results may be adversely affected if the Company does not maintain its relationships with its significant suppliers or customers” under Item 1A. Risk Factors below.

Due to special options and features on most of the larger and more expensive equipment ordered by customers, in most instances, the Company purchases the equipment distributed by it after its receipt of orders from its customers. However, the Company also maintains an inventory of more standardized and smaller-sized equipment that often requires more rapid delivery to meet customer needs.

Competition

The commercial and industrial laundry, dry cleaning equipment and boiler distribution business is highly competitive and fragmented, with over 100 full-line or partial-line equipment distributors in the United States. The Company’s management believes that no one competitor has a major share of the market; substantially all competitors are independently owned; and, with the exception of several regional distributors, distributors operate primarily in local markets. In the United States market, the Company’s primary competition is from a number of full-line distributors and several manufacturers, which sell direct to the customer. In foreign markets, the Company also competes with several distributors and manufacturers. Competition is based primarily on price, product quality, and delivery and support services provided to the customer. In all geographic areas, the Company seeks to compete by offering an extensive product selection, value-added services, such as product inspection and quality assurance, a toll-free customer support line and technical websites, reliability, warehouse location, price, competitive special features and, with respect to certain products, exclusivity from the manufacturer.

Research and Development

The Company’s research and development efforts and expenses are generally immaterial as most of the Company’s products are distributed for manufacturers that perform their own research and development.

Patents and Trademarks

The Company is the owner of United States service mark registrations for the name EnviroStar® and for the name DRYCLEAN USA®, which is licensed by it to retail dry cleaning establishments. The Company intends to use and protect these or related service marks and tradenames, as necessary.

Compliance with Environmental and Other Government Laws and Regulations

Over the past several decades, federal, state and local governments in the United States and various other countries have enacted environmental protection laws in response to public concerns about the environment, including with respect to Perc, the primary cleaning agent historically used in the commercial and industrial dry cleaning process. A number of industries, including the commercial and industrial dry cleaning and laundry equipment industries, are subject to these evolving laws and implementing regulations. As a supplier to the industry, the Company serves customers who are primarily responsible for compliance with environmental regulations. Among the United States federal laws that the Company believes are applicable to the industry are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which provides for the investigation and remediation of hazardous waste sites; the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), which regulates the generation and transportation of hazardous waste as well as its treatment, storage and disposal; and the Occupational Safety and Health Administration Act (“OSHA”), which regulates exposure to toxic substances and other health and safety hazards in the workplace. In addition, most states and a number of local jurisdictions have laws that regulate the environment, which are at least as stringent as the federal laws.

The Company does not believe that compliance with federal, state and local environmental and other laws and regulations which have been adopted have had, or will have, a material effect on its capital expenditures, earnings or competitive position.

Employees

As of August 15, 2018, the Company had 264 employees. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

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

Acquisitions could result in operating difficulties or otherwise adversely impact the Company’s business and results of operations, and may result in dilution to our stockholders.

Acquisitions are an important element of the Company’s growth strategy and are material to the Company’s financial condition and results of operations. Acquisitions and the Company’s efforts with respect thereto involve a number of risks, including, but not limited to:

•	the ability to identify and consummate transactions with acquisition candidates;
•	the successful operation and integration of acquired companies;
•	diversion of management’s attention from other business functions and operations;
•	strain on managerial and operational resources as management tries to oversee larger operations;

•	difficulty implementing and maintaining effective internal control over financial reporting at the acquired businesses;
•	possible loss of key employees and/or customer or supplier relationships of the acquired business (See “The Company’s business and results may be adversely impacted if the Company does not maintain its relationships with its significant suppliers or customers” below); and
•	exposure to unforeseen liabilities of the acquired businesses.

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

The Company’s revenues increased by approximately 60% in fiscal 2018 compared to fiscal 2017, primarily due to the Martin-Ray Acquisition in June 2017, the Tri-State Acquisition in October 2017 and the AA Acquisition in February 2018. Businesses that grow rapidly often have difficulty managing their growth.  Such growth may place significant demands on management, as well as on the Company’s accounting, financial, information and other systems and on the Company’s business.  Further, management may not be able to manage the Company’s growth effectively or successfully, and the Company’s financial, accounting, information and other systems may not be able to successfully accommodate the Company’s growth.

Further, the Company may not be successful in consummating acquisitions or other strategic transactions as expected, whether on the contemplated terms, in the time frame anticipated, or at all. Expenses related to the Company’s pursuit of acquisitions and other strategic transactions may be significant and will be incurred by the Company regardless of whether the underlying acquisition or other strategic transaction is ultimately consummated.

If the Company fails to collect its accounts receivable or is required to increase its allowance for doubtful accounts, its operating results could be materially adversely affected.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As of June 30, 2018, the Company’s accounts receivable were approximately $16.0 million, and its allowance for doubtful accounts was approximately $233,000. There is no assurance that the Company will collect its outstanding accounts receivable or that its allowance for doubtful accounts will be adequate. The failure to collect outstanding receivables could have a material adverse effect on the Company’s business, prospects, operating results or financial condition. Further, if the Company is required to make additional allowances, including, without limitation, in the event the financial condition of the Company’s customers was to deteriorate and, for that reason or based on other factors, the Company’s customers’ ability to make required payments was impaired, then the Company’s operating results for the period in which the determination was made would be adversely affected. There were no accounts receivable due from any individual entity which accounted for greater than 10% of the Company’s accounts receivable at June 30, 2018.

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

The Company currently has a $27.2 million credit facility (the “Credit Facility”), consisting of a $20.0 million revolving line of credit, subject to certain adjustments, and a $7.2 million term loan. At June 30, 2018, approximately $3.7 million was outstanding under the revolving line of credit and approximately $6.4 million was outstanding under the term loan. The Credit Facility contains affirmative covenants which require the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio, a senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenditures or repurchase shares of its common stock. See Note 13 to the Consolidated Financial Statements included in this Report for additional information regarding the Credit Facility.

The Company may incur additional debt financing as determined to be appropriate by management, including the financing contemplated by the commitment letter described below and other financing which may be incurred in connection with the financing of acquisitions or otherwise, which would increase the Company’s vulnerability to the risk factors described above related to its level of indebtedness and may place restrictions on the Company similar or in addition to those contained in the current Credit Facility. The Company has received a commitment letter for debt financing in excess of its current Credit Facility. If the Company receives such financing, it is expected that the Company will pay-off its current Credit Facility in full. The financing contemplated by the commitment letter is subject to certain conditions, including the execution of definitive credit instruments, and there is no assurance that such conditions will be satisfied or that the Company will otherwise receive such financing or any other financing which the Company may seek to obtain in the future on acceptable terms or at all, including in the event additional funds are necessary to consummate an acquisition or support the Company’s business operations.

The products the Company distributes could fail to perform according to specifications or prove to be unreliable, which could damage the Company’s customer relationships and industry reputation and result in lawsuits and loss of sales.

The Company’s customers require demanding specifications for product performance and reliability. Product defects or other failures to perform to specifications or as expected could result in higher service costs and may damage the Company’s customer relationships and industry reputation and/or otherwise negatively impact the Company’s business, operations and results. Further, the Company may be subject to lawsuits if, among other things, any of the products it distributes fails to operate properly or causes property or other physical damage.

The Company’s business and results may be adversely affected if the Company does not maintain its relationships with its significant suppliers or customers.

The Company purchases the products it distributes from a number of manufacturers and suppliers. Purchases from four of these manufacturers accounted for a total of approximately 76% of the

Company’s product purchases for fiscal 2018 and approximately 59% of the Company’s product purchases for fiscal 2017. While the Company has not historically experienced difficulty in purchasing products it distributes, and believes it has good working relationships with the manufacturers or suppliers from which the Company purchases its products, if such relationships deteriorate or the Company is unable to maintain such relationships, including with any of its principal manufacturers, the Company’s business and results could be materially and adversely impacted. In addition, in connection with certain acquisitions the Company has had a supplier to the acquired business determine not to renew its relationship with the acquired business following the transaction. While the Company has shifted purchases at the newly acquired company to another supplier and the loss of this supplier is not expected to materially impact the Company, acquired businesses may not be successful in maintaining their suppliers in connection with or following acquisitions, the impact of any such supplier loss may be material and the Company may not successfully shift purchases or otherwise mitigate the loss. Further, while the Company does have contracts with certain of its manufacturers, such contracts are generally short term agreements and can be terminated on short notice, and the Company does not have contracts with its other manufacturers. In addition, suppliers may not comply with the terms of any agreements to which the Company is a party or may choose to terminate such agreements, allow such agreements to expire without renewal, or seek to revise the agreements on terms which are less favorable to the Company than the prevailing terms, any of which could materially and adversely impact the Company’s business and results.

In addition, while the Company distributes its products to various users, including laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions, vended laundry stores, independent and franchise dry cleaning stores and chains and distributors and the Company’s largest single customer in terms of revenue generated for fiscal 2018 accounted for approximately 8% of the Company’s revenues for fiscal 2018, the Company’s operating results and financial condition could be materially adversely impacted if the Company loses a significant customer, fails to meet its customers’ expectations or otherwise realizes a decrease in its revenue from operations.

The Company faces substantial competition.

The commercial and industrial laundry, dry cleaning equipment and boiler distribution business is highly competitive and fragmented, with over 100 full-line or partial-line equipment distributors in the United States. The Company’s management believes that no single competitor of the Company has a major share of the market; substantially all competitors are independently owned; and, with the exception of several regional distributors, distributors operate primarily in local markets. In the United States, the Company’s primary competition is from a number of full line distributors and several manufacturers, which sell direct to the customer. In foreign markets, the Company also competes with distributors and manufacturers. Certain of the Company’s competitors may have greater financial and other resources than the Company. In addition, some of the Company’s competitors may have less indebtedness than the Company, and therefore may potentially have more cash and working capital available for business purposes other than debt service. The Company’s results and financial condition would be materially and adversely impacted if the Company is unable to compete effectively. Further, the Company may not be able to operate profitably if the competitive environment changes.

Inability to protect the Company’s service marks and other proprietary rights could adversely impact the Company’s competitive position.

The Company is the owner of United States service mark registrations for the name EnviroStar® and for the name DRYCLEAN USA®, which is licensed by the Company to retail dry cleaning establishments. While the Company intends to and has taken steps to protect its service marks and other proprietary rights, the Company may not be successful in doing so and third parties may infringe or misappropriate the Company’s intellectual property and proprietary rights. Any infringement or misappropriation of the Company’s intellectual property and proprietary rights could damage their value and could have a material adverse effect on the Company’s business, results and financial condition.

Further, the Company may have to engage in litigation to protect the rights to its intellectual property and proprietary rights, which could result in significant litigation expenses and require a significant amount of management’s time.

Damages to or disruptions at the Company’s facilities could adversely impact the Company’s business, operating results and financial condition.

Although the Company has certain limited protection afforded by insurance, the Company’s business, earnings and financial condition could be materially adversely affected if it suffers damages to, or disruptions at, its facilities. Without limiting the generality of the foregoing, the Company’s facilities in Florida, Georgia and Texas are subject to hurricane casualty and flood risk and its facilities in California are subject to earthquake casualty risk.

The Company faces risks associated with environmental and other regulation.

The Company’s business and operations are subject to federal, state, local and foreign environmental and other laws and regulations, including environmental laws governing the discharge of pollutants, the handling, generation, storage and disposal of hazardous materials, substances, and wastes and the cleanup of contaminated sites. The Company may not remain in compliance with all applicable laws and regulations and could be required to incur significant costs as a result of violations of, liabilities under, or efforts to comply with, applicable laws and regulations. In addition, violations may have other adverse implications for the Company, including negative public relations and potential litigation. Further, the Company may incur significant compliance costs in the event of changes to applicable laws and regulations.

The Company faces risks related to its foreign operations.

For fiscal 2018, the Company’s revenues from foreign operations totaled approximately $4.9 million, which represented approximately 3% of the Company’s total revenues for such fiscal year. For fiscal 2017, the Company’s revenues from foreign operations totaled approximately $5.8 million, which represented approximately 6% of the Company’s total revenues for such fiscal year. Revenues from foreign operations related principally to the Company’s sales of commercial and industrial laundry and dry cleaning equipment and boilers to Canada, the Caribbean and Latin America. All of the Company’s foreign sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

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

Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, may be deemed to control the Company as a result of his voting power over shares representing approximately 62.5% of the issued and outstanding shares of the Company’s common stock. The shares over which Mr. Nahmad has voting power include shares subject to restricted stock awards granted to Mr. Nahmad, shares held by Symmetric Capital LLC (“Symmetric Capital”) and Symmetric Capital II, each of which may be deemed to be controlled by Mr. Nahmad as a result of his serving as Manager of such entity, and shares which Symmetric Capital has the right to vote pursuant to Stockholders Agreements entered into with Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, and his brother, Robert M. Steiner, and with WSD, Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company. Copies of such Stockholder Agreements are filed as exhibits to this Report. Under the Company’s Bylaws, the election of directors requires a plurality vote and all other matters put to a vote of the Company’s stockholders require the affirmative vote of a majority of the shares of the Company’s common stock represented at a meeting, in person or by proxy, and entitled to vote on the matter unless a greater percentage is required by applicable law. Consequently, other than in very limited circumstances where a greater vote is required by applicable law, Mr. Nahmad, as the Manager of Symmetric, without the consent or vote of any other stockholders of the Company, has the voting power to elect directors and approve other actions that require stockholder approval. Mr. Nahmad’s interests may conflict with the interests of the Company’s other stockholders. In addition, Mr. Nahmad’s control could have the effect of delaying or preventing a change in control or changes in management, deprive the Company’s other stockholders of an opportunity to receive a premium for their shares in connection with any sale of the Company, or otherwise adversely impact the market price of the Company’s common stock.

Further, as a result of Mr. Nahmad’s controlling voting position with respect to the Company’s common stock, the Company is a “controlled company” within the meaning of the listing standards of the NYSE American, on which the Company’s common stock is listed. As a “controlled company,” the Company is not required under the listing standards of the NYSE American to comply with certain corporate governance requirements set forth therein, including:

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

While executive compensation matters are determined by a compensation committee comprised solely of independent directors (and historically were subject to approval of the Company’s independent directors prior to the establishment in fiscal 2018 of a separately-designated standing compensation committee) and the Company’s Board of Directors is currently comprised of a majority of independent directors, the Company does not have a standing nominating/corporate governance committee and the Company has in the past from time to time maintained a Board of Directors not comprised of a majority of independent directors. In addition, in the discretion of the Company’s Board of Directors, the Company may choose to utilize or continue to utilize any or all of the exceptions in the future. As a result, the Company’s stockholders may not have certain of the same protections as a stockholder of other publicly-traded companies and the market price of the Company’s common stock may be adversely affected.

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

The Company is a “smaller reporting company” under applicable SEC rules and regulations, and as a result of the SEC’s recent amendment to the definition of “smaller reporting company” the Company will continue to be a “smaller reporting company” for so long as the market value of the Company’s common stock held by non-affiliates as of the end of its most recently completed second fiscal quarter is less than $250 million. As a “smaller reporting company,” the Company has relied on exemptions from certain disclosure requirements that are applicable to other public companies. The Company may continue to rely on such exemptions for so long as the Company remains a “smaller reporting company.” These exemptions include reduced financial disclosure and reduced disclosure obligations regarding executive compensation. The Company’s reliance on these exemptions may result in the public finding the Company’s common stock to be less attractive and adversely impact the market price of, or trading market for, the Company’s common stock.

The Company is subject to risks relating to evaluations of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

The Company has incurred, and expects to continue to incur, a substantial amount of management time and resources to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In this Report, the Company’s management has provided an assessment as to the effectiveness of the Company’s internal control over financial reporting. The Company engaged a third party firm to assist it with this process. In addition, based on the market value of the Company’s public float as of December 31, 2017 (the Company’s most recently completed second fiscal quarter), the Company has become an “accelerated filer” under applicable SEC rules and regulations beginning with this Report. Accordingly, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, management’s assessment of the effectiveness of the Company’s internal control over financial reporting is subject to attestation by the Company’s independent registered public accounting firm. This Report includes such attestation. However, the requirements of Section 404, specifically 404(b), are new to the Company and there is no assurance that the Company will continue to timely comply with such requirements nor can there be assurance that significant deficiencies and/or material weaknesses will not be identified by management or the Company’s independent registered public accounting firm, any of which may adversely affect the market price of the Company’s Common Stock. In addition, the Company’s compliance efforts will continue to require significant expenditures and devotion of management time, and may divert management’s attention from the Company’s operations. In addition, while businesses acquired during the fiscal year covered by the applicable Annual Report on Form 10-K are permitted to be excluded from the scope of management’s report on internal control over financial reporting and the related auditor attestation for such Annual Report on Form 10-K (as is the case with the exclusion of Tri-State and AAdvantage from the scope of management’s report on internal control over financial reporting and the related auditor attestation for this Report), the Company will face challenges and be required to incur expenses in connection with, and devote significant management time to, the internal control over financial reporting of acquired businesses. There is no assurance that any issues, deficiencies or weaknesses identified at the acquired business will be remedied in a timely or cost-efficient manner.

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

Failure to maintain the integrity of internal or customer data could result in faulty business decisions or operational inefficiencies, damage the Company’s reputation and/or subject the Company to costs, fines or lawsuits.

The Company collects and retains internal and customer data, including social security numbers, credit card numbers and other personally identifiable information of customers in various internal information systems. The Company also maintains personally identifiable information about its employees. The integrity and protection of that customer, employee and company data is critical to the Company. The Company could make faulty decisions if that data is inaccurate or incomplete. The Company’s customers and employees also have a high expectation that their personal information will be adequately protected. The regulatory environment as well as the requirements imposed on the Company by the payment card industry surrounding information, security and privacy is also increasingly demanding. The Company’s systems may be unable to satisfy changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so.

The Company’s information systems and records may be subject to security breaches, cyber attacks, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee or company data maintained could adversely impact the Company’s reputation and could result in remedial and other expenses, fines or litigation. A breach in the security of the Company’s information systems could lead to an interruption in the operation of the Company’s systems, resulting in operational inefficiencies and a loss of profits. In addition, conversions to new information technology systems require effective change management processes and may result in cost overruns, delays or business interruptions. If the Company’s information technology systems are disrupted, become obsolete or do not adequately support the Company’s strategic, operational or compliance needs, the Company’s business, financial position, results of operations or cash flows may be adversely affected.

The issuance of preferred stock and common stock, and the Company’s Board of Directors authority to approve issuances of preferred stock and common stock, could adversely affect the Company’s stockholders and have an anti-takeover effect.

As permitted by Delaware law, the Company’s Board of Directors is authorized under the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to approve the issuance by the Company of up to 200,000 shares of preferred stock, and to designate the relative rights, preferences and limitations of any preferred stock so issued, in each case, without any further action on the part of the Company’s stockholders. Currently, no shares of preferred stock are outstanding. In the event that the Company issues preferred stock in the future that has preference over the Company’s common stock with respect to payment of dividends or upon liquidation, dissolution or winding up of the Company, the rights of holders of shares of the Company’s common stock may be adversely affected. In addition, the Company is authorized under its Certificate of Incorporation to issue up to 20,000,000 shares of common stock. There are currently approximately 11.2 million shares of common stock outstanding. Subject to applicable law and the rules and regulations of the NYSE American, the Company’s Board of Directors (or a committee thereof, in the case of shares issued under the Company’s equity-based compensation plan) has the power to approve the issuance of any authorized but unissued shares of the Company’s common stock, and any such issuances, including, without limitation, those under the equity-based compensation plan or pursuant to any acquisitions consummated by the Company or in connection with the financing thereof, would result in dilution to the Company’s stockholders. These provisions of the Certificate of Incorporation could also delay, defer or prevent a change of control of the Company or its management, and could limit the price that investors are willing to pay in the future for shares of the Company’s common stock.

Litigation and legal proceedings, the costs of defending the same and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and operating results.

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

The consolidated financial statements included in the periodic reports the Company files with the SEC, including those included as part of this Report, are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including goodwill and other intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the recoverability of intangible assets pursuant to applicable accounting guidance and estimates regarding the fair values of assets acquired and liabilities assumed in connection with business acquisitions. If any estimates, judgments or assumptions change in the future, the Company may be required to record additional expenses or impairment charges, which would be recorded as a charge against earnings, and any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income, any of which could have a material adverse effect on the Company’s financial condition and operating results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal executive offices are located in Miami, Florida. The Company’s principal properties include warehousing and distribution facilities and administrative office space, all of which are leased (generally for terms of three to five years).

At June 30, 2018, the Company had 15 warehousing and distribution facilities located across 7 U.S. states. Senior management and support staff are located at various administrative offices adjacent to the warehousing and distribution facilities. The facilities have an aggregate of approximately 226,000 square feet of space. The Company believes that its facilities are sufficient to meet the Company’s present operating needs.

Item 3. Legal Proceedings.

In the ordinary course of business, the Company is from time to time involved in, or subject to, legal and regulatory claims, proceedings, demands or actions. While the Company does not believe that losses resulting from any currently pending proceedings would reasonably be expected to have a material adverse impact on the Company’s financial condition or results of operations, litigation is inherently uncertain and the outcome of litigation cannot be predicted or determined in advance. In addition, the Company’s costs of defending against litigation and other proceedings, demands and actions could be material and is generally payable by the Company regardless of the merits of the claim. As of the date of filing of this Report, the Company is not aware of any pending legal proceedings to which the Company, including any of its subsidiaries, is a party which is expected to be material to the Company.

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

	High	Low
Fiscal 2018
First Quarter	$36.00	$22.51
Second Quarter	43.10	21.30
Third Quarter	40.35	31.42
Fourth Quarter	43.25	34.55
Fiscal 2017
First Quarter	$8.17	$3.83
Second Quarter	17.00	6.66
Third Quarter	25.00	14.05
Fourth Quarter	32.50	18.85

As of September 5, 2018, there were approximately 234 holders of record of the Company’s common stock.

The following table sets forth information concerning cash dividends declared by the Company’s Board of Directors during the last two fiscal years.

Declaration Date	Record Date	Payment Date	Per Share Amount
December 12, 2017	December 26, 2017	January 9, 2018	$0.12
November 30, 2016	December 21, 2016	January 6, 2017	$0.10

The future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined by the Company’s Board of Directors in light of the Company’s then-current financial condition and liquidity needs and other factors deemed relevant by the Company’s Board of Directors and may be subject to restrictions contained in the Company’s debt instruments. As described in further detail under “Liquidity and Capital Resources” in Item 7 of this Report, the Company currently has a Credit Facility which requires the Company to comply with certain covenants and may restrict the Company’s ability to pay dividends, and future facilities may contain similar or more stringent requirements. The Company’s management does not believe that the covenants contained in the Company’s Credit Facility currently materially limit the Company’s ability to pay dividends or are reasonably likely to materially limit the Company’s ability to pay dividends in the future. There is no assurance that the Company will pay dividends on its common stock in the future.

See Part III, Item 12 of this Report for information regarding securities authorized for issuance under the Company’s equity-based compensation plans.

Item 6. Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto contained in Item 8 of this Report. See also “Forward Looking Statements” preceding Part I, Item 1 of this Report.

Overview

The Company, through its wholly-owned subsidiaries, sells, leases and rents commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers, supplies replacement parts and accessories, provides maintenance and installation services, and designs and plans turn-key laundry, dry cleaning and boiler systems for its customers, which include institutional, retail, industrial, government and commercial customers. These activities are conducted in the United States, Canada, the Caribbean and Latin America. Historically, the Company’s operations related to these activities consisted solely of the business and operations of Steiner-Atlantic Corp., a wholly-owned subsidiary of the Company (“Steiner-Atlantic”). However, beginning in 2015, the Company implemented a “buy-and-build” growth strategy and has acquired or, as indicated, entered into a definitive agreement to acquire, the following businesses under such growth strategy.

On October 10, 2016, the Company, through its wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), completed the acquisition (the “Western State Design Acquisition”) of substantially all the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock. The cash consideration was financed through $12.5 million of borrowings under the credit facility entered into at the time (the “Credit Facility) and $6.0 million of proceeds from the sale of 1,290,323 shares of the Company’s common stock to Symmetric Capital II LLC (“Symmetric Capital II”) in a private placement transaction (the “Private Placement Transaction”). Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer, President and controlling stockholder, is the Manager of, and may be deemed to control, Symmetric Capital II. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Western State Design, also assumed certain of the liabilities of WSD. The financial condition, including assets and liabilities, and results of operations of the acquired business following the October 10, 2016 closing date are included in the Company’s consolidated financial statements as of, and for the fiscal years ended, June 30, 2017 and June 30, 2018.

On June 19, 2017, the Company, through its wholly-owned subsidiary, Martin-Ray Laundry Systems Inc. (“Martin-Ray”), completed the acquisition (the “Martin-Ray Acquisition”) of substantially all of the assets of Martin-Ray Laundry Systems, Inc. (“MRLS”), a Colorado-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration for the transaction consisted of $2.0 million in cash and 98,668 shares of the Company’s common stock. The Company funded the cash consideration with cash on hand. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Martin-Ray, also assumed certain of the liabilities of MRLS. The financial condition, including assets and liabilities, and results of operations of the acquired business following the June 19, 2017 closing date are included in the Company’s consolidated financial statements as of, and for the fiscal years ended, June 30, 2017 and June 30, 2018.

On October 31, 2017, the Company through its wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), completed the acquisition (the “Tri-State Acquisition”) of substantially all of the assets of Tri-State Technical Services, Inc. (“TSTS”), a Georgia-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $7.95 million in cash and 338,115 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under the Company’s Credit Facility, which was amended at the time to, among other things, increase the borrowing limit. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Tri-State, also assumed certain of the liabilities of TSTS. The financial condition, including assets and liabilities, and results of operations of the acquired business following the October 31, 2017 closing date are included in the Company’s consolidated financial statements as of, and for the fiscal year ended, June 30, 2018.

In addition, on February 9, 2018, the Company, through its wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), completed the acquisition (the “AA Acquisition”) of substantially all of the assets of Zuf Acquisitions I LLC d/b/a AAdvantage Laundry Systems (“Zuf”) for approximately $11.0 million and Sky-Rent LP (collectively with Zuf, “AA”) for approximately $6.0 million. AAdvantage is based in Dallas and distributes commercial, industrial, and vended laundry products and provides installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the AA Acquisition consisted of approximately $8.1 million in cash (subject to working capital and other preliminary adjustments) and 348,360 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under the Company’s Credit Facility, which was amended at the time to, among other things, increase the borrowing limit. Pursuant to the Asset Purchase Agreement, the Company, indirectly through AAdvantage, also assumed certain of the liabilities of AA. The financial condition, including assets and liabilities, and results of operations of the acquired business following the February 9, 2018 closing date are included in the Company’s consolidated financial statements as of, and for the fiscal year ended, June 30, 2018.

See Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the Western State Design Acquisition, the Martin-Ray Acquisition, the Tri-State Acquisition and the AA Acquisition.

On September 4, 2018, the Company, through its wholly-owned subsidiary, Industrial Laundry Services, Inc. (“Industrial Laundry Services”), completed the acquisition (the “ILS Acquisition”) of substantially all of the assets of Industrial Laundry Services LLC (“ILS”), a Florida-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of cash and stock and was immaterial to the Company on a consolidated basis. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Industrial Laundry Services, also assumed certain of the liabilities of ILS.

On September 12, 2018, the Company, through its wholly-owned subsidiary, Scott Equipment Inc. (“Scott Equipment”), completed the acquisition (the “SEI Acquisition”) of substantially all of the assets Scott Equipment, Inc. (“SEI”), a Texas-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the SEI Acquisition consisted of $6.5 million in cash (subject to certain working capital and other adjustments) and 209,678 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under the Company’s Credit Facility. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Scott Equipment, also assumed certain of the liabilities of SEI.

In addition, the Company, through an indirect wholly-owned subsidiary, owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.

Total revenues for the fiscal year ended June 30, 2018 (“fiscal 2018”) increased by 60% compared to the fiscal year ended June 30, 2017 (“fiscal 2017”). Net income for fiscal 2018 increased by 25% from fiscal 2017. The increases in revenues and net income during fiscal 2018 are primarily attributable to the consolidation in the Company’s results for fiscal 2018 of the results of operations of Martin-Ray, which was acquired in June 2017, as well as the results of operations of Tri-State following the Tri-State Acquisition in October 2017 and AAdvantage following the AA Acquisition in February 2018. The results of operations of these acquired businesses were not included in the Company’s financial statements for fiscal 2017 other than approximately 10 days of results for Martin-Ray. In addition, the Company’s fiscal 2018 results include a full year of results of Western State Design as opposed to approximately nine months of Western State Design results during fiscal 2017

Consolidated Financial Condition

The Company’s total assets increased from $57.1 million at June 30, 2017 to $95.5 million at June 30, 2018. The Company’s total liabilities increased from $24.9 million at June 30, 2017 to $38.4 million at June 30, 2018. The increase in total assets and liabilities was primarily attributable to the assets acquired and liabilities assumed by the Company in connection with the Tri-State Acquisition and the AA Acquisition during fiscal 2018.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $1.3 million at June 30, 2018 compared to $727,000 at June 30, 2017. The increase in cash was primarily due to earnings from operations, changes in operating accounts and proceeds from borrowings partially offset by cash used to fund the cash consideration paid in connection with the Tri-State Acquisition and the AA Acquisition as well as a $1.4 million dividend paid during January 2018. The following table summarizes the Company’s Consolidated Statements of Cash Flows (in thousands):

	Fiscal Years Ended June 30,
Net cash (used) provided by:	2018	2017
Operating activities	$11,345	$2,590
Investing activities	$(14,181)	$(14,945)
Financing activities	$3,439	$9,140

For fiscal 2018, operating activities provided cash of approximately $11.3 million compared to approximately $2.6 million in fiscal 2017. This $8.8 million increase in cash provided by operating activities was primarily attributable to changes in working capital and a $799,000 increase in net income.

Investing activities used cash of approximately $14.2 million during fiscal 2018 in connection with the funding of the cash consideration paid in connection with the Tri-State Acquisition and the AA Acquisition and capital expenditures.

Financing activities provided cash of approximately $3.4 million in fiscal 2018, which was primarily attributable to borrowings under the Credit Facility of approximately $71.6 million. Borrowings under the Credit Facility of $7.9 million and $8.1 million were used to finance the cash consideration for the Tri-State Acquisition and AA Acquisition, respectively. The balance of the Credit Facility borrowings were used for general corporate purposes. These sources of cash were partially offset by $66.1 million of repayments of amounts borrowed under the Revolving Line of Credit (as defined below) portion of the Credit Facility, $1.4 million related to the Company’s payment of a cash dividend to its stockholders and $707,000 in share purchases to settle employee tax withholding liabilities upon the vesting of restricted shares.

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

At June 30, 2018, $3.7 million was outstanding under the Revolving Line of Credit and $6.4 million was outstanding under the Term Loan. At June 30, 2017, no amounts were outstanding under the Revolving Line of Credit and $4.5 million was outstanding under the Term Loan.

The Credit Facility has a term of five years and matures on October 10, 2021. Interest on the outstanding principal amount of borrowings under the Credit Facility accrues at an annual rate equal to the daily one-month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and (ii) 2.85% in the case of borrowings under the Term Loan. As of June 30, 2018, the effective rates for the Revolving Line and Term Loan were 4.34% and 4.94%, respectively. In addition to interest payments, the Company is required to make monthly principal payments on borrowings outstanding under the Term Loan, with the balance due upon maturity. As of June 30, 2018, the required principal payments were $100,000 per month.

The obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries have jointly and severally guaranteed the performance of the Company’s payment and other obligations under the Credit Facility. The Credit Facility also contains affirmative covenants which require the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio, a senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenditures or repurchase shares of its common stock. At June 30, 2018, the Company was in compliance with all Credit Facility covenants and $12.2 million was available to borrow under the Revolving Line of Credit.

The Company believes that its existing cash and cash equivalents, anticipated cash from operations and funds available under the Company’s Credit Facility or which the Company anticipates may be available for borrowing under future credit facilities will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months. The Company may also seek to raise funds through the issuance of equity and/or debt securities or the incurrence of additional secured or unsecured indebtedness, including in connection with acquisitions or other transactions consummated by the Company as part of its buy-and-build growth strategy. The Company has received a commitment letter for a new credit facility in excess of its current Credit Facility. If the Company receives such financing, it is expected that the Company will pay-off its current Credit Facility in full. The financing contemplated by the commitment letter is subject to certain conditions, including the execution of definitive credit instruments, and there is no assurance that such conditions will be satisfied or that the Company will otherwise receive such financing or any other financing which the Company may seek to obtain in the future on acceptable terms or at all.

Off-Balance Sheet Financing

As of June 30, 2018, the Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues

Revenues for fiscal 2018 increased by approximately $56.0 million (60%) from fiscal 2017. The increase in revenues was primarily due to the results of Martin-Ray, which was acquired on June 19, 2017, Tri-State, which was acquired on October 31, 2017, and AAdvantage, which was acquired on February 9, 2018. In addition, our revenues for fiscal 2018 include a full year of revenues of Western State Design, which was acquired on October 10, 2016, as compared to approximately nine months of results of Western State Design for fiscal 2017.

Operating Expenses

	Fiscal Year Ended June 30,
	2018	2017
As a percentage of revenues:
Cost of sales, net	75.7%	78.4%
As a percentage of revenues:
Selling, general and administrative expenses	19.7%	15.9%

Cost of sales, expressed as a percentage of revenues, decreased to 75.7% in fiscal 2018 from 78.4% in fiscal 2017, primarily due to changes in product mix.

Selling, general and administrative expenses increased by approximately $14.6 million (97%) in fiscal 2018 compared to fiscal 2017. As a percentage of revenues, selling, general and administrative expenses increased to 19.7% in fiscal 2018 from 15.9% in fiscal 2017. These increases are primarily due to the consolidation of selling, general and administrative expenses of Western State Design, Martin-Ray, Tri-State and AAdvantage, in each case, following the respective closing dates of the acquisitions of such businesses, an increase in amortization expense related to intangible assets, and an increase in non-cash share-based compensation. Additionally, the Company’s rapid growth and the increase in the Company’s market capitalization resulted in new and increased expenses at the parent-company level. More specifically, the Company incurred an increase in accounting fees as a result of the processes undertaken in connection with the requirement that management’s report on the Company’s internal control over financial reporting be subject to auditor attestation beginning with this Form 10-K, an increase in insurance costs, and an increase in personnel and related compensation expenses. These costs and expenses are in support of the Company’s long-term buy and build growth strategy.

Interest expense, net was approximately $552,000 in fiscal 2018 compared to approximately $160,000 of interest expense, net in fiscal 2017, and represents interest on borrowings under the Credit Facility. The increase was primarily attributed to an increase in outstanding debt and corresponding interest rates.

The Company’s effective income tax rate was 37.9% for fiscal 2018 compared to 38.9% in fiscal 2017. The decrease in the effective income tax rate in fiscal 2018 reflects lower taxes as a result of the enactment in December 2017 of the Tax Act, as defined and described in further detail below under “Critical Accounting Policies – Income Taxes,” partially offset by permanent book-tax differences resulting from nondeductible compensation.

Inflation

Inflation did not have a significant effect on the Company’s operations during either of fiscal 2018 or 2017.

Transactions with Related Parties

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The term of the lease runs through December 31, 2018. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $137,000 and $139,000 during fiscal 2018 and 2017, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $144,000 and $88,000 during fiscal 2018 and 2017, respectively.

On June 19, 2017, the Company’s wholly-owned subsidiary, Martin-Ray, entered into a lease agreement pursuant to which it leases 10,000 square feet of warehouse and office space from an affiliate of Jim Hohnstein, President of Martin-Ray. Monthly base rental payments are $6,500 during the initial term of the lease. In addition to base rent, Martin-Ray is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $78,000 during fiscal 2018.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $168,000 during fiscal 2018.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage, entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. In addition, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease are $13,500. Payments under these leases totaled approximately $87,000 during fiscal 2018.

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

Critical Accounting Policies

Use of Estimates

In connection with the preparation of its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements are set forth below. The critical accounting policies discussed below are not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies and insurance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income which would be recognized in the period during which the revisions are determined.

Costs and estimated earnings in excess of billings are classified as other current assets. Billings in excess of costs on uncompleted contracts are classified as current liabilities. Contract retentions billed are included in accounts receivable.

Revenues from part sales are recognized when the part is shipped and service revenues are recognized when the service is completed.

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The Company performed its annual impairment test on April 1 and determined there was no impairment.

Customer Relationships, Tradenames and Other Intangible Assets

Customer relationships, tradenames, and other intangible assets are stated at cost less accumulated amortization. These assets are amortized on a straight-line basis over the estimated future periods to be benefited (5-10 years). The Company reviews the recoverability of intangible assets that are amortized based primarily upon an analysis of undiscounted cash flows from the intangible assets. In the event the expected future net cash flows become less than the carrying amount of the assets, an impairment loss would be recorded in the period the determination is made based on the fair value of the related assets.

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

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes,” which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately reflect actual outcomes. At June 30, 2018 and 2017, the Company does not believe that there are any unrecognized tax benefits related to tax positions taken on its income tax returns. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the Company’s consolidated statements of operations. The Company is subject to examination by U.S. federal and state authorities for the tax years including and subsequent to 2014.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The changes included in the Tax Act are broad and complex. The impact of the Tax Act on the Company’s financial statements as of and for the fiscal year ended June 30, 2018 is considered provisional until the necessary information is available and the Company can complete its assessment and calculations. The final impact of the Tax Act may differ from the impact based on the Company’s current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to the Company’s estimates. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. See Note 12 to the Consolidated Financial Statements included in Item 8 of this Report for additional information regarding income taxes.

Recently Issued Accounting Guidance

See Note 2 to the Consolidated Financial Statements included in Item 8 of this Report for a description of Recently Issued Accounting Guidance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is defined as the risk of loss arising from adverse changes in market valuations resulting from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company’s primary market risk is interest rate risk.

The Company’s indebtedness may subject the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As of June 30, 2018, the Company had approximately $10.0 million of outstanding borrowings, $6.4 million of which was borrowed under the Term Loan portion of the Credit Facility and accrues interest at an annual rate equal to the daily one-month LIBOR plus 2.85% and $3.7 million of which was borrowed under the Revolving Line of Credit portion of the Credit Facility which accrues interest at an annual rate equal to the daily one-month LIBOR plus 2.25%. See “Liquidity and Capital Resources” under Item 7 above for additional information regarding the Credit Facility. Based on the amounts outstanding under Credit Facility at June 30, 2018, a hypothetical 1% increase in daily one-month LIBOR would increase the Company’s annual interest expense by approximately $101,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at June 30, 2018 or 2017.

The Company’s cash and cash equivalents are maintained in bank accounts bear which interest at prevailing interest rates. At June 30, 2018, bank deposits exceeded Federal Deposit Insurance Corporation insured limits.

Item 8. Financial Statements and Supplementary Data.

EnviroStar, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

EnviroStar, Inc.

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of EnviroStar, Inc. (the “Company”) and subsidiaries as of June 30, 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2018, and the results of their operations and their cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2018.

Miami, Florida

September 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

EnviroStar, Inc.:

We have audited the accompanying consolidated balance sheet of EnviroStar, Inc. and Subsidiaries (the “Company") as of June 30, 2017, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EnviroStar, Inc. and Subsidiaries as of June 30, 2017 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

EISNERAMPER LLP

Fort Lauderdale, Florida

September 28, 2017

EnviroStar, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

ASSETS
	June 30, 2018	June 30, 2017
Current assets
Cash and cash equivalents	$1,330	$727
Accounts receivable, net of allowance for doubtful accounts of $233 and $150, respectively	16,026	13,638
Inventories, net	15,350	7,677
Vendor deposits	606	1,393
Costs in excess of billings on uncompleted contracts	1,012	86
Other current assets	2,050	279
Total current assets	36,374	23,800

Equipment and improvements, net	2,983	1,272
Intangible assets, net	15,775	7,160
Goodwill	37,061	24,753
Other assets	3,281	150

Total assets	$95,474	$57,135

The accompanying notes are an integral part of these consolidated financial statements

EnviroStar, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	June 30, 2018	June 30, 2017
Current liabilities
Accounts payable and accrued expenses	$11,742	$12,317
Accrued employee expenses	4,248	1,546
Customer deposits	11,624	4,457
Billings in excess of costs on uncompleted contracts	259	2,146
Current portion of long-term debt	1,195	714
Total current liabilities	29,068	21,180

Deferred income taxes, net	558	—
Long-term debt, net	8,817	3,731

Total liabilities	38,443	24,911

Commitments and contingencies (Note 16)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares – 20,000,000; 11,239,656 shares issued at June 30, 2018 and 10,499,481 shares issued at June 30, 2017, including shares held in treasury	281	262
Additional paid-in capital	49,950	27,018
Retained earnings	7,511	4,948
Treasury stock, 52,686 shares, at cost, at June 30, 2018 and 31,768 shares, at cost, at June 30, 2017	(711)	(4)
Total shareholders’ equity	57,031	32,224
Total liabilities and shareholders’ equity	$95,474	$57,135

The accompanying notes are an integral part of these consolidated financial statements

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended June 30,
	2018	2017
Revenues	$150,007	$93,978
Cost of sales	113,501	73,639
Gross profit	36,506	20,339
Selling, general and administrative expenses	29,572	14,989
Operating income	6,934	5,350
Interest expense, net	552	160
Income before provision for income taxes	6,382	5,190
Provision for income taxes	2,416	2,023
Net income	$3,966	$3,167
Net earnings per share – basic	$0.34	$0.31

Net earnings per share – diluted	$0.33	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2016	7,065,500	$177	$2,095	31,768	$(4)	$2,821	$5,089
Dividends paid ($.10 per share)	—	—	—	—	—	(1,040)	(1,040)

Issuance of shares in connection with Western State Design Acquisition	2,044,990	51	16,002	—	—	—	16,053

Issuance of shares to Symmetric Capital II	1,290,323	32	5,968	—	—	—	6,000

Issuance of shares in connection with Martin-Ray Acquisition	98,668	2	2,532	—	—	—	2,534

Stock compensation	—	—	421	—	—	—	421

Net income	—	—	—	—	—	3,167	3,167
Balance at June 30, 2017	10,499,481	262	27,018	31,768	(4)	4,948	32,224

Dividends paid ($.12 per share)	—	—	—	—	—	(1,403)	(1,403)

Purchase of shares	—	—	—	20,918	(707)	—	(707)

Issuance of restricted shares	53,700	2	(2)				—

Issuance of shares in connection with Tri-State Acquisition	338,115	8	9,019	—	—	—	9,027

Issuance of shares in connection with AA Acquisition	348,360	9	12,340	—	—	—	12,349

Stock compensation	—	—	1,575	—	—	—	1,575

Net income	—	—	—	—	—	3,966	3,966
Balance at June 30, 2018	11,239,656	$281	$49,950	52,686	$(711)	$7,511	$57,031

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

Years ended June 30,	2018	2017

Operating activities:
Net income	$3,966	$3,167
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,579	576
Amortization of debt discount	18	10
Bad debt expense	105	61
Share-based compensation	1,575	421
Inventory reserve	77	52
Provision (benefit) for deferred income taxes	681	(3)
Gain on sale of assets	—	15
(Increase) decrease in operating assets:
Accounts receivable	3,773	(2,390)
Inventories	(1,884)	(838)
Vendor deposits	826	1,356
Costs in excess of billings on uncompleted contracts	(926)	(86)
Other assets	(533)	1,055
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(4,320)	2,040
Accrued employee expenses	2,702	335
Customer deposits	5,593	(1,439)
Billings in excess of costs on uncompleted contracts	(1,887)	(1,742)

Net cash provided by operating activities	11,345	2,590

Investing activities:
Capital expenditures	(829)	(237)
Cash paid for acquisitions, net of cash acquired	(13,352)	(14,708)

Net cash used in investing activities	(14,181)	(14,945)
Financing activities:
Dividends paid	(1,403)	(1,040)
Proceeds from borrowings	71,628	25,934
Debt repayments	(66,079)	(21,666)
Payment of debt issuance costs	—	(88)
Proceeds from issuance of common shares to related party	—	6,000
Purchase of shares	(707)	—

Net cash provided by financing activities	3,439	9,140
Net increase (decrease) in cash and cash equivalents	603	(3,215)
Cash and cash equivalents at beginning of year	727	3,942

Cash and cash equivalents at end of year	$1,330	$727
Supplemental information:
Cash paid for interest	$499	$152
Cash paid for income taxes	$1,223	$1,843
Supplemental disclosure of non-cash financing activities
Common stock issued for acquisitions	$21,376	$18,587

The accompanying notes are an integral part of these consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.       General

Nature of Business	EnviroStar, Inc., indirectly through its subsidiaries (EnviroStar, Inc. and its subsidiaries, collectively, the “Company”), distributes commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others, supplies related replacement parts and accessories, provides installation and maintenance services to its customers and designs turn-key laundry, dry cleaning and boiler systems for its customers, which include institutional, retail, industrial, government and commercial customers. The Company reports its results of operations through a single operating and reportable segment.

Historically, the Company’s operations related to these activities consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. However, beginning in 2015, the Company implemented a “buy-and-build” growth strategy and has acquired or, as indicated, entered into a definitive agreement to acquire, the following businesses under such growth strategy. On October 10, 2016, the Company, through its wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), completed the acquisition (the “Western State Design Acquisition”) of substantially all the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock. The assets and liabilities and results of operations of Western State Design following the October 10, 2016 closing date are included in the Company’s consolidated financial statements as of, and for the fiscal years ended, June 30, 2017 and June 30, 2018. On June 19, 2017, the Company, through its wholly owned subsidiary, Martin-Ray Laundry Systems Inc. (“Martin-Ray”), completed the acquisition (the “Martin-Ray Acquisition”) of substantially all of the assets of Martin-Ray Laundry Systems, Inc. (“MRLS”), a Colorado-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry for a purchase price consisting of $2.0 million in cash and 98,668 shares of the Company’s common stock. The assets and liabilities and results of operations of Martin-Ray following the June 19, 2017 closing date are included in the Company’s consolidated financial statements as of, and for the fiscal years ended, June 30, 2017 and June 30, 2018. On October 31, 2017, the Company, through its wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), completed the acquisition (the “Tri-State Acquisition”) of substantially all of the assets of Tri-State Technical Services, Inc. (“TSTS”), a Georgia-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry for a purchase price consisting of $7.95 million in cash and 338,115 shares of the Company’s common stock. The assets and liabilities and results of operations of Tri-State following the October 31, 2017 closing date are included in the Company’s consolidated financial statements as of, and for the fiscal year ended, June 30, 2018. On February 9, 2018, the Company, through its wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), completed the acquisition (the “AA Acquisition”) of substantially all of the assets of Zuf Acquisitions I LLC d/b/a/ AAdvantage Laundry Systems (“Zuf”) and Sky-Rent LP (collectively with Zuf “AA”). AAdvantage is a based in Dallas and distributes commercial, industrial, and vended laundry products and provides installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The total purchase price for the acquired business was $8.1 million in cash and 348,360 shares of the Company’s common stock. The assets and liabilities and results of operations of AAdvantage following the February 9, 2018 closing date are included in the Company’s consolidated financial statements as of, and for the fiscal year ended, June 30, 2018. See Note 3 for additional information regarding the Western State Design Acquisition, the Martin-Ray Acquisition, the Tri-State Acquisition and the AA Acquisition.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

See also Note 20 for information regarding the acquisition of substantially all of the assets of Industrial Laundry Services, Inc. (“Industrial Laundry Services”), a Florida-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, which was completed during September 2018.

In September 2018, the Company also completed the acquisition of substantially all of the assets and assumed certain of the liabilities of Scott Equipment, Inc. (“Scott Equipment”), a Texas-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The total purchase price for the acquired business was $6.5 million in cash (subject to certain working capital and other adjustments) and 209,678 shares of the Company’s common stock.

In connection with each acquisition, the Company, indirectly through its wholly-owned subsidiary, also assumed certain of the liabilities related to the acquired business.

In addition, the Company, through an indirect wholly-owned subsidiary, owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America. The operations of this subsidiary are not significant to the consolidated Company.

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

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies and insurance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, which would be recognized in the period during which the revisions are determined.

Costs and estimated earnings in excess of billings are classified in other current assets. Billings in excess of costs on uncompleted contracts are classified as current liabilities. Contract retentions billed are included in accounts receivable.

Costs, estimated earnings and billings on percentage of completion contracts as of June 30, 2018 and 2017 consisted of the following (in thousands):

June 30,	2018	2017

Costs incurred on uncompleted contracts	$5,286	$20,088
Estimated earnings	1,072	6,031
Less: billings to date	(5,605)	(28,179)
Ending balance	$753	$(2,060)

These amounts are included in the Company’s consolidated balance sheets under the following captions (in thousands):

June 30,	2018	2017
Costs and estimated earnings in excess of billings (Other current assets)	$1,012	$86
Billings in excess of costs on uncompleted contracts	(259)	(2,146)
Ending balance	$753	$(2,060)

Revenues from part sales are recognized when the part is shipped and service revenues are recognized when the service is completed.

Goodwill	Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net assets acquired in a business combination. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value.  If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The Company performed its annual impairment test on April 1, 2018 and determined there was no impairment.

Accounts Receivable	Accounts receivable are customer obligations due under what management believes to be customary trade terms. The Company sells its products primarily to laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions, vended laundry stores and distributors and dry cleaning stores and chains. Such receiveables may include retainage provisions, under which a portion of the contract amount (generally, from 5% to 20% of billings) can be withheld from the Company until the work has been completed and accepted by the customer. The Company performs continuing credit evaluations of its customers’ financial condition and depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Management reviews accounts receivable on a regular basis to determine if any amounts will potentially be uncollectible. The Company includes any balances that are determined to be uncollectible in its overall allowance for doubtful accounts. If customary attempts to collect a receivable are not successful, the receivable is then written off. The Company’s allowance for doubtful accounts was $233,000 at June 30, 2018 and $150,000 at June 30, 2017. Actual write-offs might vary from the recorded allowance.
Cash and Cash Equivalents	The Company considers all short term, high liquid investments that are readily convertible to cash with an original maturity of three months or less to be cash equivalents.
Inventories	Inventories consist principally of equipment inventories and spare part inventories. Equipment inventories are valued at the lower of cost, determined on the specific identification method, or market. Spare part inventories are valued at the lower of average cost or net realizable value.
Equipment, Improvements and Depreciation	Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on straight-line methods over useful lives of five to seven years for furniture and equipment and the shorter of ten years or remaining lease term (including renewal periods that are deemed reasonably assured) for leasehold improvements. Repairs and maintenance costs are expensed as incurred.
Customer-Related Intangibles, Tradenames and Other Intangible Assets	The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”), which requires that finite-lived intangibles be amortized over their estimated useful life while indefinite-lived intangibles and goodwill not be amortized. Customer-related intangibles, non-compete, and other finite-lived intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over the estimated future periods to be benefited (5-10 years). The Company also evaluates indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company performed its annual impairment test on April 1, 2018 and determined there was no impairment.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Asset Impairments	ASC Topic 360, “Property, Plant, and Equipment” (“ASC 360”) and ASC 350 require the Company to periodically review the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell. The Company has concluded that there was no impairment of long-lived assets in fiscal 2018 or fiscal 2017.
Estimates	The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates on an ongoing basis. Estimates which may be particularly significant to the Company’s consolidated financial statements include those relating to the determination of impairment of assets (including goodwill and intangible assets), the useful life of property and equipment, net realizable value of inventory, the residual value of leased equipment, the recoverability of deferred income tax assets, allowances for doubtful accounts, intangible assets, estimates of contract percentage of completion, the carrying value of inventories and long-lived assets, the timing of revenue recognition, and sales returns and allowances. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recognition of revenues and expenses and the carrying value of assets and liabilities that are not readily apparent from other sources. Assumptions and estimates may, however, prove to have been incorrect, and actual results may differ from these estimates.
Earnings Per Share

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards are considered participating securities because these awards contain a non-forfeitable right to dividends paid prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. During the fiscal year ended June 30, 2018 (“fiscal 2018”) and the fiscal year ended June 30, 2017 (“fiscal 2017”), the Company issued awards of 66,226 and 890,576 shares of restricted stock, respectively, under the EnviroStar, Inc. 2015 Equity Incentive Plan (see Note 19). Such shares are deemed to constitute a second class of stock for accounting purposes. Basic and diluted earnings per share for fiscal 2018 and fiscal 2017 are computed as follows (in thousands except per share data):

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the years ended June 30,
	2018	2017

Net income	$3,966	$3,167
Less: distributed and undistributed income allocated to non-vested restricted common stock	295	248
Net income allocated to EnviroStar, Inc. shareholders	$3,671	$2,919
Weighted average shares outstanding used in basic earnings per share	10,840	9,449

Dilutive common share equivalents	437	88
Weighted average shares outstanding used in dilutive earnings per share	11,277	9,537
Basic earnings per share	$0.34	$0.31
Diluted earnings per share	$0.33	$0.31

At June 30, 2018, other than 437,000 unvested shares subject to restricted stock awards, there were no potentially dilutive securities outstanding. The remaining 466,148 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive. At June 30, 2017, other than 88,000 shares subject to restricted stock awards, there were no potentially dilutive securities outstanding. The remaining 802,576 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive.

Supplier Concentration	The Company purchases laundry, dry cleaning equipment, boilers and other products from a number of manufacturers and suppliers. Purchases from four of these manufacturers accounted for a total of approximately 76% of the Company’s purchases for fiscal 2018 and approximately 59% of the Company’s purchases for fiscal 2017.
Advertising Costs	The Company expenses the cost of advertising as of the first date an advertisement is run. The Company incurred approximately $164,000 and $60,000 of advertising costs for fiscal 2018 and 2017, respectively, which are included in selling, general and administrative expenses in the consolidation statements of operations.
Shipping and Handling	Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products is included in selling, general and administrative expenses.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company has no assets or liabilities that are adjusted to fair value on a recurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis, except for certain assests acquired and liabilities assumed in a business combination (as described in Note 3), during fiscal 2018 or 2017.

The Company’s cash and cash equivalents, accounts receivable and accounts payable, are reflected in the accompanying consolidated financial statements at cost, which approximated estimated fair value, using Level 1 inputs, as they are maintained with various high-quality financial institutions and have original maturities of three months or less. The fair value of the Company’s indebtedness was estimated using Level 2 inputs based on quoted prices for those or similar debt instruments using applicable interest rates as of June 30, 2018 and approximate the carrying value of such debt because it accrues interest at variable rates that are repriced frequently.

Customer Deposits	Customer deposits represent advances paid by customers when placing orders for equipment with the Company.
Net Investment in Sales Type Leases	The Company derives a portion of its revenue from leasing arrangements. Such arrangements provide for monthly payments covering the equipment sales, maintenance, and interest. These arrangements meet the criteria to be accounted for as sales type leases. Accordingly, the equipment sale is recognized upon delivery of the system and acceptance by the customer. Upon the recognition of revenue, an asset is established for the investment in sales type leases. Maintenance revenue and interest are recognized monthly over the lease term.
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

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Significant judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowances that might be required against the deferred tax assets. Management evaluates the Company’s ability to realize its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it believes that it is more likely than not that the asset will not be realized. There were no valuation allowance adjustments during fiscal 2018 or fiscal 2017.

The Company follows ASC Topic 740-10-25 “Accounting for Uncertainty in Income Taxes,” which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately reflect actual outcomes. The Company does not believe that there are any unrecognized tax benefits related to tax positions taken on its income tax returns. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statements of operations.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The changes included in the Tax Act are broad and complex. The impact of the Tax Act on the Company’s financial statements as of and for the fiscal year ended June 30, 2018 is considered provisional until the necessary information is available and the Company can complete its assessment and calculations. The final impact of the Tax Act may differ from the impact based on the Company’s current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to the Company’s estimates. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

Recently Issued Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606), as subsequently amended (“ASU 2014-09”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” This standard is effective for the Company beginning with its financial statements for the fiscal year ending June 30, 2019, including interim periods therein. The Company will adopt ASU 2014-09 using the modified retrospective approach. The adoption of this standard will not have a material impact on the amount and timing of our revenue recognition.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330)” ("ASU 2015-11"). ASU 2015-11 requires that inventory within the scope of its guidance be measured at the lower of cost and net realizable value instead of at the lower of cost or market (with market being defined as replacement cost and having a ceiling of net realizable value and a floor of net realizable value less a normal profit margin). For a public entity, the amendments in ASU 2015-11 became effective, in a prospective manner, for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted this standard effective July 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is designed to increase transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of certain additional information about leasing arrangements. The new standard will require an entity to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (the fiscal year ending June 30, 2020 for the Company), with early adoption permitted. The Company is evaluating the impact, if any, that adopting this standard may have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which requires that all income tax effects of awards be recognized in the statement of operations when the awards vest or settle. The standard also requires the presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The standard increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. ASU 2016-09 became effective for annual reporting periods beginning after December 15, 2016 (and interim periods therein). The Company adopted this standard effective July 1, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which is designed to simplify the subsequent measurement of goodwill. The new guidance will eliminate the second step from the goodwill impairment test required in computing the implied fair value of goodwill. Instead, under the amendment, an entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and, if applicable, the entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when performing the goodwill impairment test. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 (the fiscal year ending June 30, 2021 for the Company), with early adoption permitted. The Company is currently evaluating the impact, if any, that adopting this guidance may have on its consolidated financial statements.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Management does not believe the impact of other issued accounting standards and updates, which are not yet effective, will have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Reclassifications	Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year’s presentation.
3. Acquisitions	Western State Design Acquisition

As previously described, on October 10, 2016, the Company completed the Western State Design Acquisition pursuant to which the Company, through its wholly-owned subsidiary, Western State Design, purchased substantially all the assets of WSD, a California-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock. The cash consideration was financed through $12.5 million of borrowings under the Credit Facility entered into at the time (as described in Note 13) and $6.0 million of proceeds from the sale of 1,290,323 shares of the Company’s common stock to Symmetric Capital II LLC (“Symmetric Capital II”) in a private placement transaction. Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer, President and controlling stockholder, is the Manager of, and may be deemed to control, Symmetric Capital II. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Western State Design, also assumed certain of the liabilities of WSD.

Fees and expenses related to the Western State Design Acquisition, consisting primarily of legal and other professional fees, totaled approximately $478,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the fiscal year ended June 30, 2017. The total purchase price was $34.6 million, which included cash acquired of $5.1 million.

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

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Purchase price consideration:
Cash consideration, net of cash acquired(a)	$13,394
Stock consideration(b)	16,053
Total purchase price consideration, net of cash acquired	$29,447

(a) Includes $18.5 million, net of $5.1 million of cash acquired.

(b) Calculated as 2,044,990 shares of common stock, multiplied by $7.85, the closing price of the Company’s common stock on the closing date.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Allocation of purchase price consideration:
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

Martin-Ray Acquisition

On June 19, 2017, the Company completed the Martin-Ray Acquisition pursuant to which the Company, through its wholly owned subsidiary, Martin-Ray, purchased substantially all of the assets and assumed certain of the liabilities of MRLS, a Colorado-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration for the transaction consisted of $2.0 million in cash and 98,668 shares of the Company’s common stock. The Company funded the cash consideration with cash on hand. The Martin-Ray Acquisition was treated for accounting purposes as a purchase of MRLS using the acquisition method of accounting in accordance with ASC 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company allocated $2.6 million to goodwill, $0.6 million to customer-related intangibles, $0.3 million to the Martin-Ray trade name and $0.1 million to a covenant not to compete.

The goodwill is expected to be amortized and deductible for tax purposes over 15 years.

Tri-State Acquisition

On October 31, 2017, the Company, indirectly through Tri-State, the Company’s wholly-owned subsidiary, completed the Tri-State Acquisition pursuant to which it purchased substantially all of the assets of TSTS for a purchase price consisting of

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

approximately $7,952,000 in cash and 338,115 shares of the Company’s common stock. The Company used borrowings under its Credit Facility, which was amended in connection with the acquisition to, among other things, increase the borrowing limit (as described in Note 13), to fund the cash consideration. Fees and expenses related to the Tri-State Acquisition, consisting primarily of legal and other professional fees, totaled approximately $137,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the fiscal year ended June 30, 2018. The Company, indirectly through Tri-State, also assumed certain of the liabilities of TSTS. The total purchase price was $17.3 million, which included cash acquired of $1.8 million.

The Tri-State Acquisition was treated for accounting purposes as a purchase of TSTS using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the aggregate consideration in the Tri-State Acquisition is allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

Purchase price consideration:
Cash consideration, net of cash acquired(a)	$6,474
Stock consideration(b)	9,027
Total purchase price consideration, net of cash acquired	$15,501

(a) Includes $8,250,000 paid net of $1.8 million of cash acquired.

(b) Calculated as 338,115 shares of the Company’s common stock, multiplied by $26.70, the closing price of the Company’s common stock on the closing date.

Allocation of purchase price consideration:
Accounts receivable	$3,416
Inventory	3,050
Other assets	1,565
Property, plant and equipment	805
Intangible assets	5,200
Accounts payable and accrued expenses	(2,220)
Customer deposits	(1,289)
Total identifiable net assets	10,527
Goodwill	4,974
Total	$15,501

The Company is continuing its valuation of the intangible assets acquired, which are subject to adjustment in accordance with the Asset Purchase Agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of the net assets acquired at the closing date is obtained during the post-closing measurement period of up to one year. The Company is still assessing certain working capital items.

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

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Goodwill is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the Tri-State Acquisition.

AA Acquisition

On February 9, 2018, the Company, indirectly through AAdvantage, the Company’s wholly-owned subsidiary, completed the AA Acquisition pursuant to which it purchased substantially all of the assets of AA for a total purchase price consisting of approximately $8.1 million in cash (subject to working capital and other preliminary adjustments) and 348,360 shares of the Company’s common stock. As described in Note 13, the Company entered into an amendment to its Credit Facility in connection with the AA Acquisition and used borrowings under the Credit Facility to fund the cash consideration. Fees and expenses related to the AA Acquisition, consisting primarily of legal and other professional fees, totaled approximately $160,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the fiscal year ended June 30, 2018. The Company, indirectly through AAdvantage, also assumed certain of the liabilities of AA. The total purchase price was $20.4 million, which included cash acquired of $0.9 million.

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

Purchase price consideration:
Cash consideration, net of cash acquired(a)	$7,175
Stock consideration(b)	12,349
Total purchase price consideration, net of cash acquired	$19,524

(a) Includes $8,119,000 paid at closing (inclusive of a preliminary working capital adjustment) net of $0.9 million of cash acquired.

(b) Calculated as 348,360 shares of the Company’s common stock, multiplied by $35.45, the closing price of the Company’s common stock on the closing date.

Allocation of purchase price consideration:
Accounts receivable	$2,850
Inventory	2,816
Other assets	2,966
Property, plant and equipment	771
Intangible assets	4,300
Accounts payable and accrued expenses	(1,228)
Customer deposits	(285)
Total identifiable net assets	12,190
Goodwill	7,334
Total	$19,524

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company is continuing its valuation of the intangible assets acquired, as well as the final working capital amount, which are subject to adjustment in accordance with the Asset Purchase Agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of the net assets acquired at the closing date is obtained during the post-closing measurement period of up to one year. The Company is still assessing certain working capital items.

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

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the Western State Design Acquisition, Martin-Ray Acquisition, Tri-State Acquisition and AA Acquisition, as if the Company had completed the Western State Design Acquisition and related financing transactions, Martin-Ray Acquisition, Tri-State Acquisition and related financing transactions and AA Acquisition and related financing transactions on July 1, 2016, using the estimated fair values of the assets acquired and liabilities assumed. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the acquisitions and related financing transactions had occurred on the date assumed, nor are they indicative of future results of operations.

	For the year ended June 30,
(in thousands)	2018 (Unaudited)	2017 (Unaudited)
Revenues	$176,643	$165,471
Net income	5,770	6,504

For the fiscal year ended June 30, 2018, acquisition-related results included in the Company’s consolidated results of operations included revenue of approximately $26.3 million and net income of approximately $0.8 million, based on the consolidated effective tax rate. These acquisition-related results do not include the effects of acquisition costs or interest expense associated with consideration paid for the related acquisitions.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Accounts Receivable	Accounts receivable as of June 30, 2018 and 2017 consisted of the following (in thousands):

June 30,	2018	2017

Accounts receivable- trade	$14,761	$5,889
Contract receivables	770	5,592
Retention receivables	728	2,307
	16,259	13,788
Allowance for doubtful accounts	(233)	(150)
	$16,026	$13,638

5. Inventories	Inventories as of June 30, 2018 and 2017 were comprised of (in thousands):

June 30,	2018	2017

Equipment and parts	$15,603	$7,961
Reserve	(253)	(284)
	$15,350	$7,677

The Company established reserves of approximately $253,000 and $284,000 as of June 30, 2018 and 2017, respectively, against slow moving inventory.

6. Vendor Deposits	Vendor deposits represent advances made to the Company’s vendors for specialized inventory on order.
7. Other Current Assets	Other current assets as of June 30, 2018 and 2017 were comprised of (in thousands):

June 30,	2018	2017

Other receivables	$480	$—
Prepaid insurance	295	179
Other current assets	1,275	100
	$2,050	$279

8. Net Investment in Sales Type Leases	The future minimum lease payments receivable for sales type leases are as follows (in thousands):

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal years ending June 30,	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases

2019	$1,364	$859	$505
2020	968	621	347
2021	683	391	292
2022	361	180	181
2023	88	36	52
Thereafter	—	—	—
			$1,377	*

* Excludes residual values of $1.4 million

The total net investment in sales type leases, including stated residual values, as of June 30, 2018 is $2.8 million. There were no investment in sales type leases as of June 30, 2017. The current portion of $0.4 million is included in Other Current Assets and the long term portion of $2.4 million is included in Other Assets.

9. Equipment and Improvements	Major classes of equipment and improvements as of June 30, 2018 and 2017 consisted of the following (in thousands):

June 30,	2018	2017

Furniture and equipment	$2,019	$686
Leasehold improvements	674	660
Vehicles	1,989	904
	4,682	2,250
Accumulated depreciation and amortization	(1,699)	(978)
	$2,983	$1,272

Depreciation and amortization of equipment and improvements amounted to approximately $721,000 in fiscal 2018 and $231,000 in fiscal 2017.

10. Goodwill and Intangible Assets	The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2016	$—
Goodwill from Western State Design Acquisition	22,139
Goodwill from Martin-Ray Acquisition	2,614
Balance at June 30, 2017	24,753
Goodwill from Tri-State Acquisition	4,974
Goodwill from AA Acquisition	7,334
Balance at June 30, 2018	$37,061

Customer-related intangibles, tradenames and other intangible assets as of June 30, 2018 and 2017 consisted of the following (in thousands):

June 30,	Estimated Useful Lives (in years)	2018	2017

Customer-related intangibles	10	$10,380	$4,180
Tradenames	Indefinite	6,055	2,755
Covenants not to compete	5	566	543
License agreements	10	529	529
Trademarks and patents	10-15	176	226
		17,706	8,233
Accumulated amortization		(1,931)	(1,073)
		$15,775	$7,160

Amortization expense was approximately $858,000 in fiscal 2018 and $345,000 in fiscal 2017.

Based on the carrying amount of intangible assets as of June 30, 2018, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in the five-year period ending June 30, 2023 and thereafter is as follows (in thousands):

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal years ending June 30,

2019	$1,153
2020	1,153
2021	1,147
2022	1,081
2023	1,038
Thereafter	4,148
Total	$9,720

11. Accounts Payable and Accrued Expenses	Accounts payable and accrued expenses as of June 30, 2018 and 2017 were comprised of (in thousands):

June 30,	2018	2017

Accounts payable	$7,691	$7,715
Accrued expenses	3,371	4,338
Sales tax accruals	680	264
	$11,742	$12,317

12. Income Taxes	The following are the components of income taxes (in thousands):

Fiscal years ended June 30,	2018	2017

Current
Federal	$1,192	$1,712
State	542	314
	1,734	2,026

Deferred
Federal	562	(2)
State	120	(1)
	682	(3)
	$2,416	$2,023

The reconciliation of income tax expense computed at the federal statutory tax rate of 28% and 34% for the fiscal years ended June 30, 2018 and 2017, respectively, to the provision for income taxes is as follows (in thousands):

Fiscal years ended June 30,	2018	2017

Tax at the statutory rate	$1,788	$1,765
State income taxes, net of federal benefit	319	196
Other	309	62
	$2,416	$2,023

Effective tax rate	37.9%	38.9%

Deferred income taxes reflect the net tax effect of temporary differences between the bases of assets and liabilities for financial reporting purposes and the bases used for income tax purposes.  Significant components of the Company’s current and noncurrent deferred tax assets and liabilities as of June 30, 2018 and 2017 were as follows (in thousands):

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal years ended June 30,	2018	2017

Deferred tax assets:
Allowance for doubtful accounts	$66	$39
Inventory capitalization	303	94
Stock compensation	277	159
Other	74	86
	720	378

Deferred tax liabilities:
Goodwill Amortization	(664)	(101)
Depreciation	(614)	(153)
	(1,278)	(254)
Net deferred income tax (liabilities) assets	$(558)	$124

As of June 30, 2017, the net deferred income tax assets are included in Other Assets.

As of June 30, 2018, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2014.

As previously discussed, on December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The changes included in the Tax Act are broad and complex. The impact of the Tax Act on the Company’s financial statements as of and for the fiscal year ended June 30, 2018 is considered provisional until the necessary information is available and the Company can complete its assessment and calculations. The impact of the Tax Act on the Company’s financial statements as of and for the year ended June 30, 2018 is considered provisional until the necessary information is available and the Company can complete its assessment and calculations. The final impact of the Tax Act may differ from the impact based on the Company’s current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to the Company’s estimates. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

13. Debt	The Company’s long-term debt as of June 30, 2018 and 2017 was as follows (in thousands):

	June 30, 2018	June 30, 2017
Term Loan	$6,375	$4,523
Revolving Line of Credit	3,697	—
Less: unamortized discount and deferred financing costs	(60)	(78)
Total debt, net	10,012	4,445
Less: current maturities of long-term debt	(1,195)	(714)
Total long-term debt	$8,817	$3,731

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

At June 30, 2018, $3.7 million was outstanding under the Revolving Line of Credit and $6.4 million was outstanding under the Term Loan. At June 30, 2017, no amounts were outstanding under the Revolving Line of Credit and $4.5 million was outstanding under the Term Loan.

The Credit Facility has a term of five years and matures on October 10, 2021. Interest on the outstanding principal amount of borrowings under the Credit Facility accrues at an annual rate equal to the daily one-month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and (ii) 2.85% in the case of borrowings under the Term Loan. As of June 30, 2018 and 2017, the effective rates for the Revolving Line were 4.34% and 3.47%, respectively. As of June 30, 2018 and 2017, the effective rates for the Term Loan were 4.94% and 4.07%, respectively. In addition to interest payments, borrowings under the Term Loan require principal payments of approximately $1,195,000 in each year between fiscal 2018 and fiscal 2021, with the balance of approximately $2.4 million due upon maturity in fiscal 2022.

The obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries have jointly and severally guaranteed the performance of the Company’s payment and other obligations under the Credit Facility. The Credit Facility also contains affirmative covenants which require the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio, a senior leverage ratio and a total leverage ratio, as well as other covenants which may restrict, among other things, the Company’s ability to pay dividends, complete merger, acquisition or similar transactions, make certain capital expenditures, incur certain operating lease expenditures or repurchase shares of its common stock. At June 30, 2018, the Company was in compliance with all Credit Facility covenants and $12.2 million was available to borrow under the Revolving Line of Credit.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Related Party Transactions

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term runs through December 31, 2018. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $137,000 and $139,000 during the fiscal year ended June 30, 2018 and 2017, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $144,000 and $88,000 during the fiscal year ended June 30, 2018 and 2017, respectively.

On June 19, 2017, the Company’s wholly-owned subsidiary, Martin-Ray, entered into a lease agreement pursuant to which it leases 10,000 square feet of warehouse and office space from an affiliate of Jim Hohnstein, President of Martin-Ray. Monthly base rental payments are $6,500 during the initial term of the lease. In addition to base rent, Martin-Ray is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $78,000 during the fiscal year ended June 30, 2018.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $168,000 during the fiscal year ended June 30, 2018.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage, entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments total $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. In addition, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti. The lease is for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease are $13,500. Payments under these leases totaled approximately $87,000 during the fiscal year ended June 30, 2018.

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

See also Note 18 for a description of the Private Placement Transaction between the Company and Symmetric Capital II, an affiliate of Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, which was completed on October 10, 2016.

15. Concentrations of Credit Risk	Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts and trade receivables. The Company maintains its cash and cash equivalents at large financial institutions. At June 30, 2018, bank deposits exceeded Federal Deposit Insurance Corporation insured limits. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base. Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold. Sales to a federal government agency accounted for approximately 8% and 22% of the Company’s revenues for fiscal 2018 and 2017, respectively. Additionally, no single contract for a federal government facility accounted for more than 10% of the Company’s revenues for fiscal 2018 or 2017. There were no accounts receivable due from any individual entity which accounted for greater than 10% of the Company’s accounts receivable at June 30, 2018.

16. Commitments and Contingencies	In addition to the leased warehouse and office space described in Note 14 above, the Company leases additional warehouse facilities from unrelated third parties under operating leases.

Minimum future rental commitments for all of the Company’s real property leases, including those with related parties, approximate the following (in thousands):

Fiscal years ending June 30,

2019	$759
2020	682
2021	471
2022	348
2023	112
Total	$2,372

Rent expense, including those with related parties, under these leases totaled approximately $704,000 and $381,000 for fiscal 2018 and 2017, respectively.

The Company, through its manufacturers, provides parts warranties for products sold. These warranties are mainly the responsibility of the manufacturer. As such, warranty-related expenses are generally insignificant to the Company’s consolidated financial statements.

Further, in the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2018 and June 30, 2017, outstanding performance and payment bonds totaled $8.3 million and $9.7 million, respectively, and estimated costs to complete projects secured by these bonds totaled $4.4 million and $7.1 million, respectively.

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

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

17. Retirement Plan

The Company has participatory deferred compensation plans under which it matches half of employee contributions up to 6% of an eligible employee’s yearly compensation on a discretionary basis. Employees are eligible to participate in the plans after one year of service. The Company contributed approximately $228,000 and $58,000 to the plans during fiscal 2018 and fiscal 2017, respectively. The plans are qualified under Section 401(k) of the Internal Revenue Code.

18. Shareholders’ Equity

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

On December 12, 2017, the Company’s Board of Directors declared a $.12 per share cash dividend (an aggregate of approximately $1.4 million), which was paid on January 9, 2018 to stockholders of record at the close of business on December 26, 2017.

On November 30, 2016, the Company’s Board of Directors declared a $.10 per share cash dividend (an aggregate of approximately $1.0 million), which was paid on January 6, 2017 to stockholders of record at the close of business on December 21, 2016.

19. Equity Plan	In November 2015, the Company’s stockholders approved the EnviroStar, Inc. 2015 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to awards granted under the Plan. The fair value of awards granted under the Plan is expensed on straight-line basis over the vesting period of the awards. Share-based compensation expense, which totaled $1,575,000 and $421,000 in fiscal 2018 and 2017, respectively, is included in selling, general and administrative expenses in the Company’s consolidated statements of operations. During fiscal 2018, the Company granted a total of 66,226 shares of restricted stock, a portion of which is scheduled to vest ratably over four years and the remainder of which is scheduled to vest in 10 to 29 years. The total grant date fair value of such restricted stock was $2.5 million. During fiscal 2017, the Company granted a total of 890,576 shares of restricted stock, a portion of which is scheduled to vest ratably over four years and the remainder of which is scheduled to vest in 10 to 24 years. The total grant date fair value of such restricted stock was $15.1 million. In each case, the fair value of the restricted stock was determined using the closing price of the Company’s common stock on the applicable grant date. During fiscal 2018, 53,700 shares of restricted stock vested and 20,918 shares of Common stock with an aggregate fair market value of $707,000 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock. No restricted stock awards vested during fiscal 2017. As of June 30, 2018, the Company had $15.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock, which is recognized over the weighted-average period of 17.6 years after the respective dates of grant.

The following is a summary of non-vested restricted stock activity as of and for the year ended June 30, 2018:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted stock outstanding at June 30, 2017	890,576	$16.94
Granted	66,226	37.24
Vested	53,700	17.32
Forfeited	—	—
Non-vested restricted stock outstanding at June 30, 2018	903,102	$18.41

EnviroStar, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

20. Subsequent Events

On September 4, 2018, the Company, through its wholly-owned subsidiary, Industrial Laundry Services, Inc. (“Industrial Laundry Services”), completed the acquisition (the “ILS Acquisition”) of substantially all of the assets of Industrial Laundry Services LLC (“ILS”), a Florida-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of cash and stock and was immaterial to the Company on a consolidated basis. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Industrial Laundry Services, also assumed certain of the liabilities of ILS.

On September 12, 2018, the Company, through its wholly-owned subsidiary, Scott Equipment Inc. (“Scott Equipment”), completed the acquisition (the “SEI Acquisition”) of substantially all of the assets Scott Equipment, Inc. (“SEI”), a Texas-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the SEI Acquisition consisted of $6.5 million in cash (subject to certain working capital and other adjustments) and 209,678 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under the Company’s Credit Facility. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Scott Equipment, also assumed certain of the liabilities of SEI.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. This evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on its evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2018.

Management has excluded Tri-State and AAdvantage from its assessment of internal control over financial reporting as of June 30, 2018. The Company acquired these businesses during the second and third quarter of fiscal 2018, respectively, and management has not conducted an assessment of the acquired businesses’ internal control over financial reporting. Total assets and revenues of Tri-State represent 22% and 10%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended June 30, 2018. Total assets and revenues of AAdvantage represent 23% and 7%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended June 30, 2018.

BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of June 30, 2018 and has expressed an unqualified opinion thereon as stated in their report below.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

EnviroStar, Inc.

Miami, Florida

Opinion on Internal Control over Financial Reporting

We have audited EnviroStar, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended June 30, 2018, of the Company and our report dated September 13, 2018 expressed an unqualified opinion thereon.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment of the internal control over financial reporting Tri-State Technical Services, Inc. (“Tri-State”) and AAdvantage Laundry Systems, Inc. (“AAdvantage”), which were acquired on October 31, 2017 and February 9, 2018, respectively, and whose financial statements constitute approximately 45% of the total assets as of June 30, 2018, and 18% and 25% of revenues and net income, respectively, for the year then ended. Accordingly, our audit did not include the internal control over financial reporting at Tri-State and AAdvantage.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Miami, Florida

September 13, 2018

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2018 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2018 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information, as of June 30, 2018, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$-	543,198
Equity compensation plans not approved by security holders	0	$-	0
Total	0	$-	543,198

Other Information

The remaining information required by Item 12 of Form 10-K will be provided by incorporating such information by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2018 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2018 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2018 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1)       Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2018 and 2017

Consolidated Statements of Operations for the years ended June 30, 2018 and 2017

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017

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

(3)       Exhibits. The following exhibits are either filed as a part of or furnished with this Report, or are incorporated into this Report by reference to documents previously filed by the Company with the SEC, as indicated below:

Exhibit No.	Description
2(a)*	Asset Purchase Agreement, dated as of September 7, 2016, by and among the Company and Western State Design, Inc., a wholly owned subsidiary of the Company, on the one hand, and Dennis Mack, Tom Marks and Western State Design, LLC, on the other hand (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2016)

2(b)*	Asset Purchase Agreement, dated as of June 2, 2017, by and among the Company and Martin-Ray Laundry Systems, Inc., a wholly owned subsidiary of the Company, on the one hand, and William Mann, Jim Hohnstein, Timm Mullen, and Martin-Ray Laundry Systems, Inc., a Colorado corporation, on the other hand (Incorporated by reference to Exhibit 2(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017)
2(c)*	Asset Purchase Agreement, dated as of September 8, 2017, by and among the Company and Tri-State Technical Services, Inc., a wholly owned subsidiary of the Company, on the one hand, and Matt Stephenson and Tri-State Technical Services, Inc., on the other hand (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2017)
2(d)*	Asset Purchase Agreement, dated as of December 8, 2017, by and among the Company and AAdvantage Laundry Systems, Inc., a wholly owned subsidiary of the Company, on the one hand, and Zuf Management LLC, Michael Zuffinetti, Ryan C. Smith and Zuf Acquisitions I LLC, d/b/a/ AAdvantage Laundry Systems, on the other hand (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2017)
2(e)*	Asset Purchase Agreement, dated as of December 8, 2017, by and among the Company and AAdvantage Laundry Systems, Inc., a wholly owned subsidiary of the Company, on the one hand, and Sky-Rent Management LLC, Michael Zuffinetti, Teri Zuffinetti and Sky-Rent, LP, on the other hand (Incorporated by reference to Exhibit 2.1(b) to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2017)
2(f)	Letter Agreement, dated December 8, 2017, by and among the Company and AAdvantage Laundry Systems, Inc., a wholly owned subsidiary of the Company, on the one hand, and Zuf Management LLC, Michael Zuffinetti, Ryan C. Smith and Zuf Acquisitions I LLC, d/b/a/ AAdvantage Laundry Systems, Sky-Rent Management LLC, Teri Zuffinetti and Sky-Rent, LP, on the other hand (Incorporated by reference to Exhibit 2.1(c) to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2017)
2(g)*	Asset Purchase Agreement, dated as of June 20, 2018, by and among the Company and Scott Equipment, Inc., a wholly owned subsidiary of the Company, on the one hand, and John Scott Martin, Jr., the John S. Martin Family Limited Partnership, a Texas limited partnership, John Scott Martin, Jr. Testamentary Trust and Scott Equipment, Inc., on the other hand (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018)
3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986 (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986 (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(6)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998 (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999 (Incorporated by reference to Exhibit 3.1(g) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009 (Incorporated by reference to Exhibit 3.1(h) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(9)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 30, 2016 (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2016)
3(b)	By-Laws of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2007)
4(a)	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 20, 2016)
4(b)	Stockholders Agreement, dated as of March 6, 2015, by and among Michael S. Steiner, Robert M. Steiner, Henry Nahmad and Symmetric Capital LLC (Incorporated by reference to Exhibit 99.6(c) to Amendment No. 11 to Schedule 13D/A relating to the Company’s Common Stock filed by Michael S. Steiner with the SEC on March 9, 2015)
4(c)	Stockholders Agreement, dated as of October 10, 2016, among the Company, Symmetric Capital LLC, Symmetric Capital II LLC, Henry M. Nahmad, Western State Design, LLC, Dennis Mack and Tom Marks (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)

4(d)	Stockholders Agreement, dated as of June 19, 2017, by and among the Company, Symmetric Capital LLC, Symmetric Capital II LLC, Henry M. Nahmad, William Mann, Jim Hohnstein and Timm Mullen (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)
4(e)	Stockholders Agreement, dated as of October 31, 2017, by and among the Company, Symmetric Capital LLC, Symmetric Capital II LLC, Henry M. Nahmad and Vernon Matthew Stephenson (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017)
4(f)	Stockholders Agreement, dated as of February 9, 2018, by and among the Company, Zuf Acquisitions I LLC, d/b/a/ AAdvantage Laundry Systems, Zuf Management LLC, Michael Zuffinetti, Ryan C. Smith, Sky-Rent LP, Sky-Rent Management LLC, and Teri Zuffinetti (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018)
10(a)(1)	Credit Agreement, dated as of October 7, 2016, between the Company and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)
10(a)(2)	Revolving Line of Credit Promissory Note, dated as of October 7, 2016, executed by the Company in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)
10(a)(3)	Term Loan Promissory Note, dated as of October 7, 2016, executed by the Company in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)
10(a)(4)	Security Agreement, dated as of October 7, 2016, by and among the Company, Steiner-Atlantic Corp., DryClean USA License Corp. and Western State Design, Inc., on the one hand, and Wells Fargo Bank, National Association, on the other hand (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)
10(a)(5)	Continuing Guaranty, dated October 7, 2016, of Steiner-Atlantic Corp. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)
10(a)(6)	Continuing Guaranty, dated October 7, 2016, of DryClean USA License Corp. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)

10(a)(7)	Continuing Guaranty, dated October 7, 2016, of Western State Design, Inc. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)
10(a)(8)	Amendment and Ratification of Credit Agreement and Other Loan Documents, dated as of June 23, 2017, by and among the Company, Steiner-Atlantic Corp., DryClean USA License Corp., Western State Design, Inc., Martin-Ray Laundry Systems, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)
10(a)(9)	Security Agreement, dated as of June 23, 2017, by and among Martin-Ray Laundry Systems, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)
10(a)(10)	Continuing Guaranty, dated June 23, 2017, of Martin-Ray Laundry Systems, Inc. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)
10(a)(11)	Second Amendment and Ratification of Credit Agreement and Other Loan Documents, dated as of October 30, 2017, by and among the Company, Steiner-Atlantic Corp., DryClean USA License Corp., Western State Design, Inc., Martin-Ray Laundry Systems, Inc., Tri-State Technical Services, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017)
10(a)(12)	Security Agreement, dated as of October 30, 2017, by and among Tri-State Technical Services, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017)
10(a)(13)	Continuing Guaranty, dated October 30, 2017, of Tri-State Technical Services, Inc. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017)
10(a)(14)	Third Amendment and Ratification of Credit Agreement and Other Loan Documents, dated as of February 8, 2018, by and among the Company, Steiner-Atlantic Corp., DryClean USA License Corp., Western State Design, Inc., Martin-Ray Laundry Systems, Inc., Tri-State Technical Services, Inc., AAdvantage Laundry Systems, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018)
10(a)(15)	Security Agreement, dated as of February 8, 2018, by and among AAdvantage Laundry Systems, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018)

10(a)(16)	Continuing Guaranty, dated February 8, 2018, of AAdvantage Laundry Systems, Inc. in favor of Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018)
10(b)(1)	Subcontract Agreement Pending Novation, dated as of October 10, 2016, between the Company and Western State Design, Inc., on the one hand, and Western State Design, LLC, on the other hand (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)
10(c)(1)	Non-Competition and Non-Solicitation Agreement, dated as of March 6, 2015, by and among the Company, Symmetric Capital LLC and Michael S. Steiner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2015)
10(d)(1)**	EnviroStar, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 14, 2015)
10(d)(2)**	Form of Notice of Grant and Restricted Stock Agreement under EnviroStar, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10(e)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017)
10(d)(3)**	Form of Notice of Grant and Stock Option Agreement under EnviroStar, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2015)
21	Subsidiaries of the Company (Filed herewith)
23(a)	Consent of BDO USA, LLP (Filed herewith)
23(b)	Consent of EisnerAmper LLP (Filed herewith)
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The schedules and exhibits to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

** Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnviroStar, Inc.

Dated: September 13, 2018
	By:	/s/ Henry M. Nahmad
Henry M. Nahmad
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Henry M. Nahmad	Chairman, Chief Executive Officer	September 13, 2018
Henry M. Nahmad	(Principal Executive Officer) and President

/s/ Michael S. Steiner	Executive Vice President,	September 13, 2018
Michael S. Steiner	Chief Operating Officer and Director

/s/ Dennis Mack	Executive Vice President	September 13, 2018
Dennis Mack	and Director

/s/ Robert H. Lazar	Chief Financial Officer	September 13, 2018
Robert H. Lazar	(Principal Financial and Accounting Officer)

/s/ David Blyer	Director	September 13, 2018
David Blyer

/s/ Alan M. Grunspan	Director	September 13, 2018
Alan M. Grunspan

/s/ Timothy P. LaMacchia	Director	September 13, 2018
Timothy P. LaMacchia

/s/ Hal M. Lucas	Director	September 13, 2018
Hal M. Lucas

/s/ Todd Oretsky	Director	September 13, 2018
Todd Oretsky