Form 10-K/A
period 2018-06-30
EnviroStar, Inc.
filed 2018-10-29
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

The number of outstanding shares of the registrant’s common stock as of October 22, 2018 was 11,417,347.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

EnviroStar, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Fiscal 2018 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2018, solely to provide the remaining information required by Items 10-14 of Part III of Form 10-K. Except as it relates to the provision of such information, this Amendment does not reflect subsequent events occurring after the original filing date of the Fiscal 2018 Form 10-K or modify or update in any way disclosures made in the Fiscal 2018 Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment, new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment.

-i-

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the names and ages of the Company’s executive officers and directors, and their respective positions with the Company.

Name	Age	Position
Henry M. Nahmad	39	Chairman, Chief Executive Officer and President
Michael S. Steiner	62	Executive Vice President, Chief Operating Officer and Director
Dennis Mack	74	Executive Vice President and Director
Tom Marks	59	Executive Vice President
Robert H. Lazar	54	Chief Financial Officer and Chief Accounting Officer
David Blyer	58	Director
Alan M. Grunspan	58	Director
Timothy P. LaMacchia	56	Director
Hal M. Lucas	39	Director
Todd Oretsky	44	Director

Set forth below is certain additional information for each executive officer and director of the Company, including his principal occupation or employment for at least the previous five years and, with respect to each director, his specific experience, qualifications, attributes and/or skills which, in the opinion of the Company’s Board of Directors (sometimes hereinafter referred to as the “Board”), qualifies him to serve as a director and are likely to enhance the Board’s ability to manage and direct the Company’s business and affairs.

Henry Nahmad, age 39, is the Chairman, Chief Executive Officer and President of the Company. He has served in such capacities since joining the Company in March 2015. Prior to joining the Company, Mr. Nahmad served as Chief Executive Officer of Chemstar Corp., a provider of food safety and sanitation solutions, from July 2009 to March 2014. From 2001 to 2004 and from 2007 to 2009, Mr. Nahmad worked in various capacities at Watsco, Inc., the largest distributor of HVAC/R products. The Board believes that Mr. Nahmad’s knowledge, leadership skills, business relationships, and experience, including with respect to growth from acquisitions and other strategic transactions, make Mr. Nahmad a valuable member of the Board and benefit the Company, including with respect to its business, operations and growth strategy.

Michael S. Steiner, age 62, is a director and Executive Vice President and Chief Operating Officer of the Company. He has served as a director of the Company since 1998 and as Executive Vice President and Chief Operating Officer of the Company since March 2015. He served as the Company’s Chairman from December 2012 through March 2015. He also served as Chief Executive Officer and President of the Company from November 1998, when the Company acquired Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly owned operating subsidiary of the Company, through March 2015. Mr. Steiner has been President and Chief Executive Officer of Steiner-Atlantic since 1988. The Board believes that, based on his positions with the Company and Steiner-Atlantic, Mr. Steiner provides the Board with a deep understanding of the Company’s operations, products, customers, suppliers and employees, in addition to the Company’s challenges, needs, opportunities and strategies. The Board also believes that it benefits from Mr. Steiner’s understanding of finance, law and taxation gained through his Bachelor of Sciences degree in finance, Juris Doctor degree and Masters of Law degree in taxation.

Dennis Mack, age 74, is a director and Executive Vice President of the Company. He has served as a director of the Company since November 2016 and was appointed Executive Vice President of the Company during October 2016 in connection with the closing of the Company’s acquisition of substantially all of the assets of Western State Design LLC (“WSD”) at that time. Mr. Mack has served as the President of WSD since he founded the company in 1974 and is the President of Western State Design, Inc. (“Western State Design”), the Company’s wholly owned subsidiary through which the Company acquired substantially all of the assets of WSD and conducts its business. The Board believes that it benefits from Mr. Mack’s knowledge of the commercial laundry industry as well as his understanding of the operations, prospects, products, customers, suppliers and employees of Western State Design.

Tom Marks, age 59, is an Executive Vice President of the Company. He was appointed to serve as Executive Vice President of the Company during October 2016 in connection with the closing of the Company’s acquisition of substantially all of the assets of WSD at that time. Mr. Marks is also Executive Vice President of Western State Design. He has been employed by WSD since 1987, including as Executive Vice President since 2007.

Robert H. Lazar, age 54, is the Company’s Chief Financial Officer and Chief Accounting Officer. He was appointed to serve as the Company’s Chief Financial Officer in May 2017 after joining the Company as its Chief Accounting Officer and Vice President of Finance in January 2017. Mr. Lazar previously served as Chief Accounting Officer and Vice President of Finance for Steiner Leisure Limited, a provider of spa services and manufacturer and distributor of cosmetics, where he was employed since 2000. Prior to joining Steiner Leisure Limited, Mr. Lazar worked in various capacities at Arthur Andersen LLP, including as Senior Manager from 1995 to 2000.

David Blyer, age 58, is a director of the Company. He has served as a director of the Company since 1998. Since April 2017, Mr. Blyer has served as President and Chief Executive Officer of Arreva LLC (“Arreva”), which provides software to serve the fundraising and donor relationship management needs of nonprofit organizations. Arreva is the successor by merger to DonorCommunity Inc. (“DonorCommunity”), a company founded by Mr. Blyer which provided a software platform to non-profit organizations to assist in their operational and fundraising activities. Mr. Blyer served as President and Chief Executive Officer of DonorCommunity from August 2010 until the time of its merger with Telosa Software to form Arreva. Mr. Blyer was Co-Chairman of Stone Profiles LLC (formerly Profiles in Concrete, Inc.), a manufacturer and installer of architectural cast stone for the residential and commercial construction markets, from January 2005 until March 2010. From July 2002 until January 2005, Mr. Blyer was an independent consultant. Mr. Blyer was Chief Executive Officer and President of Vento Software, Inc. (“Vento”), a developer of software for specialized business applications, from 1994, when he co-founded Vento, until November 1999, when Vento was acquired by SPSS Inc. (“SPSS”), a computer software company that developed and distributed technology for the analysis of data in decision-making and which merged with a subsidiary of International Business Machines Corporation in 2010. From November 1999 until December 2000, Mr. Blyer served as Vice President of Vento and, from January 2001 until July 2002, he served as President of the Enabling Technology Division of SPSS. The Board believes that Mr. Blyer brings to the Board broad experience in developing sales and marketing strategies, in addition to business operations skills gained through his founding and running of a number of diverse companies as well as his leading of a division of SPSS, which at the time was a publicly-held company. Mr. Blyer has an MBA in finance.

Alan M. Grunspan, age 58, is a director of the Company. He has served as a director of the Company since 1999. Since December 2004, Mr. Grunspan has been a Shareholder of the law firm of Carlton Fields Jorden Burt, P.A. (“Carlton Fields”). From 1989 until he joined Carlton Fields, Mr. Grunspan was a member of the law firm of Kaufman Dickstein & Grunspan, P.A. The Board believes that it benefits from Mr. Grunspan’s service due to, among other things, his over 25 years of experience as a business lawyer with an understanding of the industry in which the Company operates and environmental matters, including those that particularly pertain to the dry cleaning and laundry industry. The Board also believes that Mr. Grunspan brings valuable financing expertise to the Board obtained from his Bachelor of Sciences degree in finance and his legal practice, and that he provides management experience to the Board obtained from his management of a law firm prior to joining Carlton Fields.

Timothy P. LaMacchia, age 56, is a director of the Company. He has served as a director of the Company since his election to the Board at the Company’s 2017 Annual Meeting of Stockholders held in December 2017. Mr. LaMacchia is a private investor. He was a Partner at Ernst & Young LLP from 2002 until his retirement in June 2017. Prior to joining Ernst & Young LLP, Mr. LaMacchia was a Partner at Arthur Andersen LLP, where he was employed since 1986. The Board believes that Mr. LaMacchia provides meaningful insight to the Board and makes important contributions to the Audit Committee, including as a result of his finance and accounting background.

Hal M. Lucas, age 39, is a director of the Company. He has served as a director of the Company since 2015. Mr. Lucas is an attorney in private practice. He is a founding partner of the law firm of Lucas Savitz P.L. (and its predecessor), where Mr. Lucas has practiced since 2011. Prior to that time, Mr. Lucas was an attorney at the law firm of Astigarraga Davis Mullins & Grossman, P.A. from 2008 to 2011 and at the law firm of Bilzin Sumberg Baena Price & Axelrod LLP from 2004 to 2008. Mr. Lucas also served as Of Counsel to Astigarraga Davis Mullins & Grossman, P.A. from 2011 to 2013. Mr. Lucas obtained his Juris Doctor degree from The University of Texas School of Law and a Bachelor’s degree in economics and international relations from The Johns Hopkins University. The Board believes that it benefits from Mr. Lucas’ experience in legal and business matters gained from his career as a practicing attorney, and that Mr. Lucas’ experience relating to his co-founding and co-management of Lucas Savitz P.L. is a valuable asset to the Board.

Todd Oretsky, age 44, is a director of the Company. He has served as a director of the Company since 2015. Mr. Oretsky is the Managing Member of Jack Oretsky Holdings, LLC. He is an entrepreneur who has successfully bought, built and started businesses. Among other successful ventures, Mr. Oretsky most recently founded Inspired Work Communities LLC (d/b/a Pipeline Workspaces), where he serves as its Chief Executive Officer. Prior to his entrepreneurial career, Mr. Oretsky served as a corporate attorney at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, where he structured and advised international corporate clients with respect to debt and equity offerings. Mr. Oretsky has an MBA from The Wharton School of the University of Pennsylvania, a Juris Doctor degree from NYU School of Law, and a Bachelor’s degree in accounting from the University of Florida. The Board believes that Mr. Oretsky provides valuable input to the Board based on his experience in buying, building and starting businesses, as well as his knowledge of and experience in structuring acquisitions.

Additional Information Regarding Directors and Executive Officers

Under the Company’s Bylaws, each director serves for a term expiring at the Company’s next annual meeting of stockholders. Executive officers serve until they resign or are replaced or removed by the Board of Directors.

There is no family relationship between any director and executive officer. Except for the voting obligations under the stockholders agreements described under “Certain Relationships and Related Transactions - Controlling Stockholder; Stockholders Agreements” below, no director or executive officer has any arrangement or understanding between him and any other person(s) pursuant to which he is to be selected as a director or officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of the Company’s Common Stock and other equity securities, if any, with the SEC and the NYSE American. The Company’s directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that, except as described below, its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the fiscal year ended June 30, 2018 (“fiscal 2018”). On December 6, 2017, Henry M. Nahmad filed a Form 4 with the SEC reporting his surrender to the Company of 10,786 shares of the Company’s Common Stock, effective December 1, 2017. On July 11, 2018, Henry M. Nahmad filed a Form 4 with the SEC reporting his surrender to the Company of 10,132 shares of the Company’s Common Stock, effective June 2, 2018. In each case, the shares were surrendered to satisfy the Company’s tax withholding obligation relating to the vesting of certain restricted stock awards previously granted to Mr. Nahmad.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. The Code of Business Conduct and Ethics is supplemented by a Senior Financial Officer Code of Ethics that applies to the Company’s Chief Executive Officer and senior financial officers. The Code of Business Conduct and Ethics and the Senior Financial Officer Code of Ethics are posted in the “Investors – Corporate Governance – Governance Documents” section of the Company’s website at www.envirostarinc.com. Any amendments to, or waivers of, the Code of Business Conduct and Ethics or Senior Financial Officer Code of Ethics (in each case, to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) will be posted on the Company’s website or made available by other appropriate means as required or permitted under applicable rules and regulations of the SEC and the NYSE American.

Audit Committee

The Company’s Board of Directors has a standing Audit Committee. The Audit Committee was comprised of Alan M. Grunspan, Chairman, and David Blyer until December 2017 when the composition of the Audit Committee was reconstituted to consist of its current members, who are Timothy P. LaMacchia, Chairman, Alan M. Grunspan and Todd Oretsky. The Board determined that each member of the Audit Committee is “financially literate” and “independent” within the meaning of rules of the NYSE American (including, with respect to their independence, the additional independence requirements applicable to audit committee members thereunder) and applicable SEC rules and regulations. The Board also determined that Mr. LaMacchia is (and, while he was serving on the Audit Committee, Mr. Blyer was) qualified as an “audit committee financial expert,” as defined under Item 407 of Regulation S-K promulgated by the SEC.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information concerning compensation which, for the fiscal years ended June 30, 2018 and 2017, the Company paid to, or accrued on behalf of, Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, and the Company’s next two highest paid executive officers during the fiscal year ended June 30, 2018 (collectively, the “Named Executive Officers”).

Name and Principal Positions(1)	Fiscal Year	Salary(2)	Bonus(3)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation	Total
Henry M. Nahmad Chairman, Chief Executive Officer and President	2018 2017	$550,000 $504,000	$400,000 $400,000	- $14,081,170(4)	- -	- -	- -	- -	$950,000 $14,985,170
Dennis Mack Executive Vice President	2018 2017	$300,000 $213,000	$100,000 -	- -	- -	- -	- -	- -	$400,000 $213,000
Tom Marks Executive Vice President	2018 2017	$300,000 $213,000	$100,000 -	- -	- -	- -	- -	- -	$400,000 $213,000

(1)	The Company does not have an employment agreement with any of the Named Executive Officers. The compensation of the Named Executive Officers is determined by the Compensation Committee of the Board of Directors. Each Named Executive Officer receives an annual base salary and may receive bonuses, in cash and/or equity awards, pursuant to bonus plans which may established from time to time by the Compensation Committee or otherwise at the discretion of the Compensation Committee. Equity awards, if any, are granted under the EnviroStar, Inc. 2015 Equity Incentive Plan (the “Equity Incentive Plan”). The Named Executive Officers are also provided certain benefits, including health and welfare benefits and the right to participate in the Company’s participatory Section 401(k) Profit Sharing Plan described below, on the same basis as the Company’s other employees. The compensation of the Named Executive Officers, and the Company’s other executive officers, is reviewed annually, or more frequently as determined to be advisable, by the Compensation Committee.
(2)	Represents the annual base salary paid to the Named Executive Officer during the applicable fiscal year. Effective October 10, 2016, the independent members of the Company’s Board of Directors approved (a) an increase in Mr. Nahmad’s annual base salary from $400,000 to $550,000 and (b) an annual base salary of $300,000 for each of Mr. Mack and Mr. Marks. Each of Mr. Mack and Mr. Marks was appointed to serve as an Executive Vice President of the Company, effective October 10, 2016. Prior to that time, neither Mr. Mack nor Mr. Marks was employed by the Company. Each Named Executive Officer's annual base salary is subject to adjustment from time to time at the discretion of the Compensation Committee.
(3)	Represent discretionary cash bonuses paid upon the approval of the Compensation Committee (or, for Mr. Nahmad’s 2017 bonus, the independent members of the Board of Directors prior to the formation of a standing Compensation Committee), in each cash, based upon a subjective evaluation of the performance of the Company and the applicable Named Executive Officer. With respect to the bonuses paid to Mr. Mack and Mr. Marks for fiscal 2018, the Compensation Committee considered the recommendation of the Company’s Chief Executive Officer and the positive performance of the Company and its operating subsidiaries, including Western State Design (of which Mr. Mack is the President and Mr. Marks is Executive Vice President), and the Company’s financial condition. With respect to the bonus paid to Mr. Nahmad for fiscal 2018, the Compensation Committee considered the success of the Company’s growth strategy and achievements with respect to strategic acquisitions, as well as Mr. Nahmad’s role with respect thereto, and the Company’s financial results and condition, including its cash position. In approving the bonus to Mr. Nahmad, the Compensation Committee also considered the report and recommendation of, and the Compensation Committee’s discussions with, Pearl Meyer & Partners, LLC, a third party compensation consultant, regarding such bonus.
(4)	Represents the aggregate grant date fair value of restricted stock awards of 414,762 shares of the Company’s Common Stock granted to Mr. Nahmad during November 2016 and 414,762 shares of the Company’s Common Stock granted to Mr. Nahmad during June 2017, in each case, under the Company’s Equity Incentive Plan and related award agreements upon the approval of the independent members of the Company’s Board of Directors, who comprised the administrative committee for the Company’s Equity Incentive Plan prior to the formation of the standing Compensation Committee. Assumptions used in the calculation of the grant date fair value of the restricted stock awards are included in Note 19 to the Company’s audited consolidated financial statements contained in the Fiscal 2018 Form 10-K filed with the SEC on September 13, 2018. During fiscal 2018, a total of 51,844 of the shares covered by these restricted stock awards vested, with a total of 20,918 of such shares withheld by the Company to satisfy the Company’s tax withholding obligation relating to the vesting of the awards. See “Outstanding Equity Awards at June 30, 2018” below for additional information regarding these restricted stock awards, including additional information regarding the vesting schedules applicable thereto. Due to the long vesting periods, including that 75% of the total number of shares subject to the restricted stock awards at the time of grant are not scheduled to vest until November 2040 and all such shares, including the shares not scheduled to vest until November 2040, are subject to the risk of forfeiture until vesting, the present value of these restricted stock awards is significantly less than the grant date fair value presented in the table.

Outstanding Equity Awards at June 30, 2018

The following table sets forth certain information regarding restricted stock awards of the Company’s Common Stock held by Henry M. Nahmad. Other than as set forth below, none of the Named Executive Officers held any restricted stock awards or other equity-based awards, including stock options, of the Company at June 30, 2018.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Henry M. Nahmad	388,840(1)	$15,670,252	-	-
	388,840(2)	$15,670,252	-	-

(1)	Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related award agreement, including as described below under “Compensation Plans and Arrangements,” 75% of these restricted shares are scheduled to vest on November 5, 2040, the date on which Mr. Nahmad will reach the age of 62, and the balance of these restricted shares are scheduled to vest in three remaining equal annual installments in November 2018, 2019 and 2020.
(2)	Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related award agreement, including as described below under “Compensation Plans and Arrangements,” 75% of these restricted shares are scheduled to vest on November 5, 2040, the date on which Mr. Nahmad will reach the age of 62, and the balance of these restricted shares are scheduled to vest in three remaining equal annual installments in June 2019, 2020 and 2021.

Compensation Plans and Arrangements

As described above, no Named Executive Officer is a party to an employment agreement with the Company. In addition, the Company has no plans or arrangements with any Named Executive Officer which provide for the payment of retirement benefits, or benefits that would be paid primarily following retirement, other than the Company’s participatory Section 401(k) Profit Sharing Plan, a deferred compensation plan under which the Company matches employee contributions up to 3% of an eligible employee’s yearly compensation. Such compensation is tax deferred under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Further, the Company has no contracts, agreements, plans or arrangements that provide for the payment in the future to any Named Executive Officer following or in connection with his resignation, termination of employment or a change in control of the Company. However, outstanding restricted stock awards of the Company’s Common Stock, including those granted to Mr. Nahmad, will accelerate and immediately vest, to the extent not previously vested or forfeited, in the event of the award holder’s death or Disability (as defined in the award agreements). In addition, pursuant to the Company’s Equity Incentive Plan, such restricted stock awards may, in the discretion of the Compensation Committee, accelerate and immediately vest, to the extent not previously vested or forfeited, upon a Change in Control of the Company (as defined in the Company’s Equity Incentive Plan). In the event that vesting is accelerated, any unrecognized stock-based compensation expense would be immediately recognized. Had the restricted stock awards held by Mr. Nahmad vested upon his death or Disability or upon a Change in Control of the Company, in each case, as of June 30, 2018, the value of the accelerated vesting of the restricted shares would have been $15,670,252 (based on the closing price of the Company’s Common Stock on the NYSE American on June 30, 2018 and the number of restricted shares of Common Stock that would have been subject to accelerated vesting) and the Company would have recognized $12,365,130 of stock-based compensation.

Director Compensation

The Compensation Committee, with the input and assistance of the Company’s Chief Executive Officer, recommends director compensation to the full Board of Directors. The Board of Directors approves director compensation based on factors it considers to be appropriate, market conditions and trends, and the recommendation of the Compensation Committee.

During fiscal 2018, the Company’s Board of Directors approved a new compensation program for its non-employee directors intended to assist the Company in attracting and retaining qualified directors, reward non-employee directors for their service on the Board and its committees through both equity awards and cash fees, and align the interests of the non-employee directors with those of stockholders. Pursuant to the new program, each non-employee director receives annually a grant of $50,000 of restricted stock awards (based on the closing price of the Company’s Common Stock on the date of grant). Except as described below, the restricted stock awards will vest in four equal annual installments beginning on the first anniversary of the grant date. In accordance with the new program, each of the Company’s non-employee directors was granted $50,000 of restricted stock awards during fiscal 2018. In recognition of their past service on behalf of the Company for which the Company’s non-employee directors had not previously received equity-based awards of the Company, the restricted stock awards granted to the Company’s non-employee directors during fiscal 2018 (other than the grant to Mr. LaMacchia, who joined the Board in December 2017) vested immediately with respect to 25% of such awards, with the remainder of the awards to vest in equal annual installments on the first, second and third anniversary of the grant date. The restricted stock awards are granted under, and subject to, the Equity Incentive Plan and related award agreements.

In addition to restricted stock awards, the Company’s compensation program for its non-employee directors also includes a cash component, pursuant to which (i) each non-employee director receives an annual cash fee of $5,000, (ii) each member of the Audit Committee (other than the Chairman) receives an additional annual cash fee of $2,500, (iii) the Chairman of the Audit Committee receives an additional annual cash fee of $10,000, (iv) each member of the Compensation Committee (other than the Chairman) receives an additional annual cash fee of $1,500, and (v) the Chairman of the Compensation Committee receives an additional annual cash fee of $5,000.

The Company’s previous compensation program for its non-employee directors consisted solely of a cash component, pursuant to which each non-employee director of the Company received a fee of $5,000 per year for his service on the Board and each member of the Audit Committee received an additional fee of $5,000 per year for his service on the Audit Committee.

The Company does not provide any tax gross-ups to its non-employee directors, all of whom are responsible for their respective tax obligations relating to their compensation for Board and committee service. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with performing their duties. Directors of the Company who are also employees of the Company do not receive compensation for their service as directors, but are reimbursed for their reasonable out-of-pocket expenses incurred in connection with performing their duties as directors.

Director Compensation Table – Fiscal 2018

The following table sets forth certain information regarding the compensation paid to each individal who served as a non-employee director of the Company during fiscal 2018 in consideration for his service on the Board and its committees during the year.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
David Blyer	$6,500	$50,000	—	—	—	—	$56,500
Alan M. Grunspan	$7,500	$50,000	—	—	—	—	$57,500
Timothy P. LaMacchia	$15,000	$50,000	—	—	—	—	$65,000
Hal M. Lucas	$10,000	$50,000	—	—	—	—	$60,000
Todd Oretsky	$7,500	$50,000	—	—	—	—	$57,500

(1)	Represents the grant date fair value of the restricted stock awards granted to each non-employee director during fiscal 2018, as described above. Assumptions used in the calculation of the grant date fair value of these restricted stock awards are included in Note 19 to the Fiscal 2018 Form 10-K, as filed with the SEC on September 13, 2018. Other than the grant to Mr. LaMacchia (who joined the Company’s Board of Directors in December 2017), the restricted stock awards granted to each non-employee director were granted during November 2017 and vested immediately with respect to 25% of such awards (464 shares), with the remainder of the awards (totaling 1,395 restricted shares for each such non-employee director) scheduled to vest in equal annual installments on the first, second and third anniversary of the grant date. The restricted stock awards granted to Mr. LaMacchia when he joined the Board in December 2017 cover a total of 1,546 shares and are scheduled to vest in equal annual installments on the first, second, third and fourth anniversary of the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates, as of October 22, 2018, information about the beneficial ownership of the Company’s Common Stock by (i) each director of the Company, (ii) each Named Executive Officer of the Company, (iii) all directors and executive officers of the Company as of October 22, 2018 as a group and (iv) each person who the Company knows beneficially owns more than 5% of the Company’s Common Stock. All such shares were owned directly with sole voting and investment power unless otherwise indicated. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of the Company’s Common Stock which he or she has or shares, directly or indirectly, voting or investment power, or which he or she has the right to acquire beneficial ownership of at any time within 60 days after October 22, 2018. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, shares.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Symmetric Capital LLC 290 N.E. 68th Street Miami, FL 33138	5,463,284	(1)	44.2%
Symmetric Capital II LLC 290 N.E. 68th Street Miami, FL 33138	1,290,323		10.4%
Henry M. Nahmad 290 N.E. 68th Street Miami, FL 33138	7,562,213	(1)(2)(3)	61.1%
Michael S. Steiner 290 N.E. 68th Street Miami, FL 33138	500,100	(4)	4.0%
Western State Design LLC	2,044,990	(5)	16.5%
2331 Tripaldi Way Hayward, CA 94545
Dennis Mack	2,044,990	(5)(6)	16.5%
2331 Tripaldi Way Hayward, CA 94545
Tom Marks 2331 Tripaldi Way Hayward, CA 94545	2,044,990	(5)(6)	16.5%
David Blyer	1,859(7)		*
Alan M. Grunspan	4,359(7)		*
Timothy P. LaMacchia	1,546(8)		*
Hal M. Lucas	1,859(7)		*
Todd Oretsky	1,859(7)		*
ADW Capital Partners, L.P.(9) 5175 Watson Street NW Washington, D.C. 20016	892,015		7.2%
All directors and executive officers as of October 22, 2018 as a group (10 persons)	7,591,783	(10)	61.4%

* Less than one percent of class.

(1)	Includes (a) a total of 580,100 shares owned by Mr. Michael Steiner and Mr. Robert Steiner as to which Symmetric Capital and Mr. Nahmad, as the Manager of Symmetric Capital, have voting power pursuant to the Symmetric Capital - Steiner Stockholders Agreement described below and (b) a total of 2,044,990 shares owned by WSD, Mr. Mack and Mr. Marks as to which Symmetric Capital and Mr. Nahmad, as the Manager of Symmetric Capital, have voting power pursuant to the Symmetric Capital – WSD Stockholders Agreement described below. See “Certain Relationships and Related Transactions - Controlling Stockholder; Stockholders Agreements” below for additional information regarding the Symmetric Capital - Steiner Stockholders Agreement and the Symmetric Capital – WSD Stockholders Agreement.

(2)	Includes the 5,463,284 shares beneficially owned by Symmetric Capital and 1,290,323 shares beneficially owned by Symmetric Capital II, all of which Mr. Nahmad may be deemed to have voting and investment power over as a result of his position as Manager of such entities.

(3)	Includes 777,680 shares subject to restricted stock awards granted to Mr. Nahmad which have not yet vested but as to which Mr. Nahmad has voting power. Mr. Nahmad does not have investment power over any such restricted shares.

(4)	All of the shares owned by Mr. Steiner are subject to the Symmetric Capital - Steiner Stockholders Agreement pursuant to which Symmetric Capital and Mr. Nahmad, as the Manager of Symmetric Capital, have voting power over such shares. See “Certain Relationships and Related Transactions - Controlling Stockholder; Stockholders Agreements” below for additional information regarding the Symmetric Capital - Steiner Stockholders Agreement.

(5)	All of the shares owned by WSD, Mr. Mack and Mr. Marks are subject to the Symmetric Capital – WSD Stockholders Agreement pursuant to which Symmetric Capital and Mr. Nahmad, as the Manager of Symmetric Capital, have voting power over such shares. See “Certain Relationships and Related Transactions - Controlling Stockholder; Stockholders Agreements” below for additional information regarding the Symmetric Capital – WSD Stockholders Agreement.

(6)	Represents the shares owned by WSD, over which Mr. Mack and Mr. Marks, as the sole members of WSD, may be deemed to have shared investment power.

(7)	Includes, for each of Mr. Blyer, Mr. Grunspan, Mr. Lucas and Mr. Oretsky, 1,395 shares subject to restricted stock awards granted to such director which have not yet vested but as to which such director has voting power. No director has investment power over any such restricted shares. 465 of such restricted shares for each director are scheduled to vest within 60 days after October 22, 2018.

(8)	Represents shares subject to restricted stock awards granted to Mr. LaMacchia which have not yet vested but as to which Mr. LaMacchia has voting power. Mr. LaMacchia does not have investment power over any such restricted shares. 387 of such restricted shares are scheduled to vest within 60 days after October 22, 2018.

(9)	The address and share ownership information is based on the Schedule 13G/A filed jointly by ADW Capital Partners, L.P., ADW Capital Management, LLC and Adam D. Wyden with the SEC on February 13, 2018. Such Schedule 13G/A states that the filers have shared voting and dispositive power over all 892,015 shares.

(10)	Includes, in addition to the shares subject to restricted stock awards described above, 18,088 shares subject to restricted stock awards granted to Robert H. Lazar, the Company’s Chief Financial Officer, Chief Accounting Officer and Treasurer, which have not yet vested but as to which Mr. Lazar has voting power. Mr. Lazar does not have investment power over any such restricted shares.

Equity Compensation Plan Information

Information required by Item 12 of Form 10-K with respect to the Company equity compensation plans is set forth under Item 12 of Part III of the Fiscal 2018 Form 10-K, as filed with the SEC on September 13, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Controlling Stockholder; Stockholders Agreements

As the Manager of Symmetric Capital LLC (“Symmetric Capital”) and Symmetric Capital II LLC (“Symmetric Capital II”), Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, may be deemed to have beneficial ownership of all of the shares of the Company’s Common Stock beneficially owned directly or indirectly by Symmetric Capital and Symmetric Capital II. Symmetric Capital and Symmetric Capital II directly own 2,838,194 shares and 1,290,323 shares, respectively, of the Company’s Common Stock, which represent approximately 22.9% and 10.4%, respectively, of the total number of issued and outstanding shares of the Company’s Common Stock. In addition, as a result of the Stockholders Agreements described below, Symmetric Capital and Mr. Nahmad, as its Manager, have voting power over (i) all 500,100 shares of the Company’s Common Stock owned by Michael S. Steiner and his brother, Robert M. Steiner, and (ii) all 2,044,990 shares of the Company’s Common Stock owned by WSD, Dennis Mack and Tom Marks. As a result, including shares subject to restricted stock awards granted to Mr. Nahmad which have not yet vested but as to which he has the power to vote, Mr. Nahmad may be deemed to have voting power over a total of 7,583,131 shares of the Company’s Common Stock, which represents approximately 61.3% of the issued and outstanding shares of the Company’s Common Stock as of October 22, 2018. Accordingly, Mr. Nahmad has the voting power to control the election of the Company’s directors and any other matter requiring the affirmative vote or consent of a majority of shares of the Company’s Common Stock.

Pursuant to a Stockholders Agreement dated March 6, 2015 between Mr. Nahmad, Symmetric Capital, Mr. Michael Steiner and Mr. Robert Steiner (the “Symmetric Capital - Steiner Stockholders Agreement”), each of Mr. Michael Steiner and Mr. Robert Steiner agreed to vote all shares of the Company’s Common Stock owned by them at any time during the term of the Symmetric Capital - Steiner Stockholders Agreement as directed by Mr. Nahmad, as the Manager of Symmetric Capital, and have granted to Mr. Nahmad, as the Manager of Symmetric Capital, an irrevocable proxy and power of attorney in furtherance thereof. The Symmetric Capital - Steiner Stockholders Agreement also contains, among other things, an agreement by Symmetric Capital and Mr. Nahmad to, until March 6, 2020 (subject to earlier termination of such obligation under certain circumstances), vote all of the shares of the Company’s Common Stock owned by them in favor of the election of Mr. Michael Steiner to the Company’s Board of Directors. The Symmetric Capital - Steiner Stockholders Agreement has a term of five years, subject to earlier termination under certain circumstances.

In addition, pursuant to a Stockholders Agreement dated October 10, 2016 between the Company, Mr. Nahmad, Symmetric Capital, Symmetric Capital II, WSD, Mr. Mack and Mr. Marks (the “Symmetric Capital – WSD Stockholders Agreement”), WSD, Mr. Mack and Mr. Marks have agreed to vote all of the shares of the Company’s Common Stock owned by them at any time during the term of the Symmetric Capital – WSD Stockholders Agreement as directed by Mr. Nahmad, as the Manager of Symmetric Capital, and have granted to Mr. Nahmad, as the Manager of the Symmetric Capital, an irrevocable proxy and power of attorney in furtherance thereof. The Symmetric Capital – WSD Stockholders Agreement also contains, among other things, an agreement by Mr. Nahmad, Symmetric Capital and Symmetric Capital II to, until October 10, 2021 (subject to earlier termination of such obligation under certain circumstances), vote all of the shares of the Company’s Common Stock owned by them in favor of the election of Mr. Mack to the Company’s Board of Directors. In addition, under certain circumstances (none of which have occurred to date), during the term of the obligation described in the preceding sentence, Mr. Nahmad, Symmetric Capital and Symmetric Capital II will be required to vote to elect Mr. Marks (in lieu of Mr. Mack) to the Company’s Board of Directors. The Symmetric Capital – WSD Stockholders Agreement has a term of five years, subject to earlier termination under certain circumstances.

Related Person Transactions

The Company’s wholly owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The term of the lease runs through December 31, 2018. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $137,000 during fiscal 2018 and $139,000 during the fiscal year ended June 30, 2017 (“fiscal 2017”).

On October 10, 2016, the Company’s wholly owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $144,000 and $88,000 during fiscal 2018 and fiscal 2017, respectively.

On June 19, 2017, the Company’s wholly owned subsidiary, Martin-Ray Laundry Systems, Inc. (“Martin-Ray”), entered into a lease agreement pursuant to which it leases 10,000 square feet of warehouse and office space from an affiliate of Jim Hohnstein, President of Martin-Ray. Monthly base rental payments are $6,500 during the initial term of the lease. In addition to base rent, Martin-Ray is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $78,000 during fiscal 2018.

On October 31, 2017, the Company’s wholly owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $168,000 during fiscal 2018.

On February 9, 2018, the Company’s wholly owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. In addition, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease are $13,500. Payments under these leases totaled approximately $87,000 during fiscal 2018.

In connection with the financing of the Company’s acquisition of substantially all of the assets of WSD, on October 10, 2016, the Company issued and sold to Symmetric Capital II 1,290,323 shares of the Company’s Common Stock for a total purchase price of approximately $6,000,000 pursuant to a Securities Purchase Agreement, dated September 7, 2016, between the Company and Symmetric Capital II. As described above, Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, is the Manager of Symmetric Capital II and may be deemed to have voting power over the shares which it beneficially owns. The issuance and sale of the shares of the Company’s Common Stock to Symmetric Capital II pursuant to the Securities Purchase Agreement was approved by the Company’s Board of Directors after receiving a recommendation in favor of the Securities Purchase Agreement from a special committee of the Board comprised entirely of independent directors. The special committee, together with legal counsel engaged by it, negotiated the terms and conditions of the Securities Purchase Agreement on behalf of the Company.

Director Independence

The Company’s Board of Directors has determined that David Blyer, Alan Grunspan, Timothy P. LaMacchia, Hal M. Lucas and Todd Oretsky, who together comprise a majority of the Board of Directors, are independent. For purposes of making its independence determinations, the Board of Directors used the definition of independence set forth in the rules of the NYSE American.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to the Company by its independent registered public accounting firm for fiscal 2018 and fiscal 2017. During January 2018, the Company, upon the approval of the Audit Committee, appointed BDO USA, LLP (“BDO”) as its new independent registered public accounting firm for the fiscal year ended June 30, 2018 in place of EisnerAmper LLP, the Company’s previously independent registered public accounting firm.

	For the fiscal year ended June 30,
	2018	2017
Audit Fees	$278,000	$127,400
Audit-Related Fees	—	45,000
Tax Fees	8,000	16,100
All Other Fees	—	—
Total Fees	$286,000	$188,500

Audit Fees. Audit fees were for the audits of the Company’s annual consolidated financial statements for fiscal 2018 and fiscal 2017 included in the Company’s Annual Reports on Form 10-K for those fiscal years, the audit of a subsidiary’s financial statements for those fiscal years which are required for inclusion in the subsidiary’s Franchise Disclosure Document, and reviews of the Company’s quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q during such fiscal years. The audit fees for fiscal 2018 also include fees related to the auditor attestation of management’s report on internal control over financial reporting included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. In accordance with SEC rules and regulations, prior to the Company’s fiscal 2018 Annual Report on Form 10-K, the report of Company’s management on internal control over financial reporting was not subject to auditor attestation.

Audit-Related Fees. Audit-related fees for fiscal 2017 were for services related to audits of acquired companies.

Tax Fees.  Tax fees for fiscal 2017 were for services related to tax return preparation and tax advice.

All Other Fees.  No fees other than audit fees, audit-related fees and tax fees were paid by the Company to its independent registered public accounting firm for fiscal 2018 or fiscal 2017.

In connection with the standards for independence of a company’s independent registered public accounting firm, the Audit Committee considered whether the provision of non-audit services by the Company’s independent registered public accounting firm was compatible with maintaining the independence of such firm in the conduct of its auditing functions.

It is the policy of the Audit Committee that all audit, audit-related, tax and other permissible non-audit services provided by the Company’s independent registered public accounting firm be pre-approved by the Audit Committee. It is expected that pre-approval will be for periods up to one year and be set forth in an engagement letter approved by the Audit Committee that applies to the particular services or category of services to be provided and subject to a specific budget. The policy also requires additional approval of any engagements that were previously approved but are anticipated to exceed the pre-approved fee budget level. The policy permits the Chairman of the Audit Committee to pre-approve the Company’s services by the Company’s independent registered public accounting firm where the Company deems it necessary or advisable that such services commence prior to the next regularly scheduled meeting of the Audit Committee, provided that the Chairman of the Audit Committee is required to report to the full Audit Committee on any pre-approval determinations made in this manner at the next Audit Committee meeting. All of the services performed by the Company’s independent registered public accounting firm during fiscal 2018 and fiscal 2017 were pre-approved by the Audit Committee.

The Audit Committee has selected BDO to act as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2019. However, the Audit Committee has the right to select different auditors if it deems a change to be in the Company’s best interests.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Report:
(3)	Exhibits. The following exhibits are filed with this Amendment:
Exhibit No.	Description
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnviroStar, Inc.

Dated: October 29, 2018
	By:	/s/ Henry M. Nahmad
Henry M. Nahmad
Chairman, Chief Executive Officer and President