Form 10-Q
period 2018-09-30
EnviroStar, Inc.
filed 2018-11-09
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EnviroStar, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 11,417,347 shares outstanding as of November 1, 2018.

Index

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the three months ended September 30,
	2018	2017

Revenues	$43,375	$26,273
Cost of sales	33,653	20,124
Gross profit	9,722	6,149
Selling, general and administrative expenses	8,290	5,166
Operating income	1,432	983
Interest expense, net	165	66
Income before provision for income taxes	1,267	917
Provision for income taxes	471	354
Net income	$796	$563
Net earnings per share – basic	$0.07	$0.05

Net earnings per share - diluted	$0.06	$0.05

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	September 30, 2018 (Unaudited)	June 30, 2018
Current assets
Cash and cash equivalents	$1,877	$1,330
Accounts receivable, net of allowance for doubtful accounts of $265 and $233, respectively	24,467	16,026
Inventories, net	20,537	15,350
Vendor deposits	738	606
Contract assets	643	1,012
Other current assets	2,767	2,050
Total current assets	51,029	36,374

Equipment and improvements, net	3,846	2,983
Intangible assets, net	19,106	15,775
Goodwill	43,993	37,061
Other assets	3,126	3,281

Total assets	$121,100	$95,474

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	September 30, 2018 (Unaudited)	June 30, 2018
Current liabilities
Accounts payable and accrued expenses	$14,852	$11,742
Accrued employee expenses	2,428	4,248
Customer deposits	12,344	11,624
Contract liabilities	913	259
Current portion of long-term debt	1,195	1,195
Total current liabilities	31,732	29,068

Deferred tax liabilities, net	573	558
Long-term debt, net	20,172	8,817

Total liabilities	52,477	38,443

Commitments and contingencies (Note 10)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 11,417,347 shares issued at September 30, 2018 and 11,239,656 shares issued at June 30, 2018, including shares held in treasury	287	281
Additional paid-in capital	60,740	49,950
Retained earnings	8,307	7,511
Treasury stock, 52,686 shares at September 30, 2018 and June 30, 2018, at cost	(711)	(711)
Total shareholders’ equity	68,623	57,031
Total liabilities and shareholders’ equity	$121,100	$95,474

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the three months ended
	September 30, 2018	September 30, 2017
Operating activities:
Net income	$796	$563
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	533	219
Amortization of debt discount	5	5
Provision for bad debt expense	57	9
Share-based compensation	414	357
Inventory reserve	8	56
Provision (benefit) for deferred income taxes	138	(163)
(Increase) decrease in operating assets:
Accounts receivable	(5,620)	2,785
Inventories	(3,536)	(1,610)
Vendor deposits	(132)	519
Contract assets	369	—
Other assets	(584)	(585)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,550	(2,068)
Accrued employee expenses	(1,836)	(94)
Customer deposits	322	532
Contract liabilities	654	(1,260)
Net cash used by operating activities	(5,862)	(735)
Investing activities:
Capital expenditures	(647)	(3)
Cash paid for acquisitions, net of cash acquired	(4,294)	—
Net cash used by investing activities	(4,941)	(3)
Financing activities:
Proceeds from borrowings	21,921	603
Debt repayments	(10,571)	(178)
Net cash provided by financing activities	11,350	425
Net increase (decrease) in cash and cash equivalents	547	(313)
Cash and cash equivalents at beginning of period	1,330	727
Cash and cash equivalents at end of period	$1,877	$414

 See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the three months ended
	September 30, 2018	September 30, 2017
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$138	$61
Cash paid during the period for income taxes	$377	$24

Supplemental disclosure of non-cash financing activities
Common stock issued for acquisitions	$10,382	$—

See Notes to Condensed Consolidated Financial Statements

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EnviroStar, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The June 30, 2018 balance sheet information contained herein was derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

The Company, through its wholly-owned subsidiaries, is a distributor that sells, leases and rents commercial, industrial and vended laundry and dry cleaning equipment and steam and hot water boilers manufactured by others and supplies related replacement parts and accessories, designs and plans turn-key laundry, dry cleaning and boiler systems, and provides installation and maintenance services to its customers. The Company’s customers include institutional, retail, industrial, commercial and government customers. The Company’s activities are conducted in the United States, Canada, the Caribbean and Latin America.

Prior to the completion of the Company’s first acquisition pursuant to its “buy-and-build” growth strategy, the Company’s operations related to these activities consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. Beginning in 2015, the Company implemented a “buy-and-build” growth strategy and has since acquired the following businesses under such growth strategy:

•	On October 10, 2016, the Company acquired substantially all the assets of California-based Western State Design, LLC.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

•	On June 19, 2017, the Company acquired substantially all of the assets of Colorado- based Martin-Ray Laundry Systems, Inc.
•	On October 31, 2017, the Company acquired substantially all of the assets of Georgia-based Tri-State Technical Services, Inc.
•	On February 9, 2018, the Company acquired substantially all of the assets of Texas-based companies, Zuf Acquisitions I LLC (d/b/a AAdvantage Laundry Systems) and Sky-Rent LP.
•	On September 4, 2018, the Company acquired (the “ILS Acquisition”) substantially all of the assets of Florida-based Industrial Laundry Services, Inc. (“ILS”).
•	On September 12, 2018, the Company acquired (the “SEI Acquisition”) substantially all of the assets of Texas-based Scott Equipment Inc. (“SEI”).

Each acquisition described above was effected by the Company, indirectly through a wholly-owned subsidiary formed by the Company for the purpose of purchasing the acquired assets and operating the related business following the acquisition, and included both cash consideration and stock consideration in the form of shares of the Company’s common stock. In connection with each acquisition, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates are included in the Company’s consolidated financial statements.

See Note 3 for additional information regarding the ILS Acquisition and the SEI Acquisition. See also Note 12 for information regarding the Company’s acquisition of Washington Automated, Inc. and Lucken, Inc. on November 6, 2018.

In addition to the activities described above, the Company, through an indirect wholly-owned subsidiary, also owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.

Note (2) – Summary of Significant Accounting Policies:

Adoption of New Revenue Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”). Topic 606 supersedes the revenue requirements in ASU Topic 605, “Revenue Recognition” ("Topic 605"), and requires the recognition of revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard also includes Subtopic 340-40, “Other Assets and Deferred Costs - Contracts with Customers”, which discusses the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as the "New Revenue Standard."

The Company adopted the New Revenue Standard on July 1, 2018 using the modified retrospective approach. The New Revenue Standard did not have an impact on the amount and timing of the Company’s revenue recognition. Results for reporting periods beginning on and after July 1, 2018 are

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods.

Revenue Recognition

Performance Obligations

Revenue primarily consists of revenues from the sale or leasing of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others; the sale of related replacement parts and accessories; and the provision of installation and maintenance services. The Company generates revenue primarily from the sale of finished products to customers. Therefore, the majority of the Company’s contracts are short-term in nature and have a single performance obligation (to deliver products), and the Company’s performance obligation is satisfied when control of the product is transferred to the customer. Other contracts contain a combination of equipment sales and services, which services are distinct and accounted for as separate performance obligations. Revenue is recognized when control transfers to the Company’s customers via shipment of products or delivery of services and the Company has the right to receive consideration for these products and services. From time to time, the Company enters into longer-termed contracts which provides for the sale of the equipment by the Company and the provision by the Company of related installation and construction services. The installation on these types of contracts is usually completed within six to twelve months. These longer-term contracts have a single performance obligation where revenue is recognized over time.

The Company measures revenue as the amount of consideration it expects to be entitled to receive in exchange for those goods or services, net of any taxes collected from customers and subsequently remitted to governmental authorities. Shipping and handling costs associated with shipping and handling activities performed after the customer obtains control are accounted for as fulfillment costs.

Revenue from products transferred to customers at a point in time include commercial and vended laundry parts and equipment sales and accounted for approximately 81% of the Company’s revenue for the three months ended September 30, 2018. Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the Company’s customer are satisfied; generally this occurs with the transfer of control upon shipment.

Revenues that are recognized over time include (i) contracts that include equipment purchase with installation, and construction services, (ii) maintenance contracts, and (iii) ad hoc maintenance and installation service contracts. Revenue from products and services that are recognized over time accounted for approximately 19% of the Company’s revenue for the three months ended September 30, 2018.

Contract Assets and Liabilities

Contract assets and liabilities are presented in the Company’s Condensed Consolidated Balance Sheets. Contract assets consist of unbilled amounts resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. The Company typically receives progress payments on sales under long-term contracts as work progresses, although for some contracts, the Company may be entitled to receive an advance payment. Contract liabilities consist of advanced payments, billings in excess of costs incurred and deferred revenue.

Significant Accounting Policies

Except for the New Revenue Standard adopted on July 1, 2018, there have been no changes to the Company’s significant accounting policies from those described in Note 1 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Note (3) – Acquisitions:

ILS Acquisition

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

On September 4, 2018, the Company completed the ILS Acquisition pursuant to which the Company, through its wholly-owned subsidiary, Industrial Laundry Services, Inc. (“Industrial Laundry Services”), purchased substantially all of the assets and assumed certain of the liabilities of ILS, a Florida-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration for the transaction consisted of $671,000 in cash, net of $50,000 of cash acquired and 20,699 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility at the time. The ILS Acquisition was treated for accounting purposes as a purchase of ILS using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company allocated $797,000 to goodwill, $400,000 to customer-related intangibles, and $130,000 to the Industrial Laundry Services trade name. The purchase price allocation is considered preliminary, as the Company is still assessing certain working capital items.

SEI Acquisition

On September 12, 2018, the Company, indirectly through Scott Equipment, Inc. (“Scott Equipment”), the Company’s wholly-owned subsidiary, completed the SEI Acquisition pursuant to which it purchased substantially all of the assets of SEI for a purchase price consisting of approximately $6,500,000 in cash and 209,678 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility at the time. Fees and expenses related to the SEI Acquisition, consisting primarily of legal and other professional fees, totaled approximately $65,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the three months ended September 30, 2018. The Company, indirectly through Scott Equipment, also assumed certain of the liabilities of SEI. The total purchase price for accounting purposes was $15.9 million, which included cash acquired of $2.8 million.

The SEI Acquisition was treated for accounting purposes as a purchase of SEI using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the aggregate consideration in the SEI Acquisition is allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

Purchase price consideration:
Cash consideration, net of cash acquired(a)	$3,711
Stock consideration(b)	9,436
Total purchase price consideration, net of cash acquired	$13,147

(a)Includes $6,500,000 paid net of $2.8 million of cash acquired.

(b)Calculated as 209,678 shares of the Company’s common stock, multiplied by $45.00, the closing price of the Company’s common stock on the closing date.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Allocation of purchase price consideration:
Accounts receivable	$2,753
Inventory	1,595
Other assets	99
Property, plant and equipment	372
Intangible assets	3,100
Accounts payable and accrued expenses	(509)
Customer deposits	(398)
Total identifiable net assets	7,012
Goodwill	6,135
Total	$13,147

The Company is continuing its valuation of the net assets acquired, which are subject to adjustment in accordance with the Asset Purchase Agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of the net assets acquired at the closing date is obtained during the post-closing measurement period of up to one year. The Company is also still assessing certain working capital items.

Intangible assets consist of $1.3 million allocated to the Scott Equipment trade name and $1.8 million allocated to customer-related intangible assets. The Scott Equipment trade name is indefinite-lived and therefore not subject to amortization. The Scott Equipment trade name will be evaluated for impairment annually or more frequently if an event occurs or circumstances change that indicate it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets will be amortized over 10 years.

Goodwill is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the SEI Acquisition.

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the ILS Acquisition and SEI Acquisition, as if the Company had completed the ILS Acquisition and SEI Acquisition on July 1, 2017, but using the preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the respective closing dates of the acquisitions. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the ILS Acquisition and SEI Acquisition had occurred on the date assumed, nor are they indicative of future results of operations.

	For the three months ended September 30,
(in thousands)	2018 (Unaudited)	2017 (Unaudited)
Revenues	$48,557	$32,591
Net income	963	767

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Note (4) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards are considered participating securities because these awards contain a non-forfeitable right to cash dividends paid prior to vesting or forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. Basic and diluted earnings per share for the three months ended September 30, 2018 and 2017 are computed as follows (in thousands, except per share data):

	For the three months ended September 30,
	2018 (Unaudited)	2017 (Unaudited)

Net income	$796	$563
Less: distributed and undistributed income allocated to unvested restricted common stock	58	44
Net income allocated to EnviroStar, Inc. shareholders	$738	$519
Weighted average shares outstanding used in basic earnings per share	11,236	10,468
Dilutive common share equivalents	538	381
Weighted average shares outstanding used in diluted earnings per share	11,774	10,849
Basic earnings per share	$0.07	$0.05
Diluted earnings per share	$0.06	$0.05

At September 30, 2018 and 2017, other than 903,102 shares and 890,576 shares, respectively, of restricted common stock discussed above, there were no potentially dilutive securities outstanding.

Note (5) - Debt: Long-term debt as of September 30, 2018 and June 30, 2018 are as follows (in thousands):

	September 30, 2018	June 30, 2018
Term Loan	$6,076	$6,375
Revolving Line of Credit	15,346	3,697
Less: unamortized discount and deferred financing costs	(55)	(60)
Total debt, net	21,367	10,012
Less: current maturities of long-term debt	(1,195)	(1,195)
Total long-term debt	$20,172	$8,817

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

As of September 30, 2018, the Company had a credit facility (the “Credit Facility”), which included a revolving line of credit (the “Revolving Line of Credit”) of up to $20.0 million (subject to a cap determined using an asset-based formula, which could limit the amount available for borrowing under the revolving line of credit to a lesser amount) and a term loan (the “Term Loan”). As of September 31, 2018, $15.3 million was outstanding under the Revolving Line of Credit and $6.1 million was outstanding under the Term Loan. Interest on the outstanding principal amount of borrowings under the Credit Facility accrued at an annual rate equal to the daily one-month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and (ii) 2.85% in the case of borrowings under the Term Loan. In addition to interest payments, the Company was required to make monthly principal payments on borrowings outstanding under the Term Loan, with the balance due upon maturity. As of September 30, 2018, the required principal payments were $100,000 per month. The Credit Facility had a term of five years and a maturity date of October 10, 2021.

The obligations of the Company under the Credit Facility were secured by substantially all of the assets of the Company and its subsidiaries. In addition, the Company’s subsidiaries jointly and severally guaranteed the performance of the Company’s payment and other obligations under the Credit Facility. The Credit Facility contained certain covenants, including affirmative covenants which required the Company to meet certain financial criteria, including a fixed charge coverage ratio, an asset coverage ratio, a senior leverage ratio and a total leverage ratio. At September 30, 2018, the Company was in compliance with all Credit Facility covenants and $4.7 million was available for borrowing under the Revolving Line of Credit.

On November 2, 2018, the Company entered into a new credit agreement and, in connection therewith, repaid all outstanding amounts under, and terminated, the Credit Facility. See Note 12 for additional information regarding the agreement.

Note (6) - Income Taxes: On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. The changes included in the Tax Act are broad and complex. The impact of the Tax Act on the Company’s financial statements as of and for the three months ended September 30, 2018 is considered provisional until the necessary information is available and the Company can complete its assessment and calculations. The final impact of the Tax Act may differ from the impact based on the Company’s current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to the Company’s estimates. The Securities and Exchange Commission (the “SEC”) has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

As of September 30, 2018 and June 30, 3018, the Company had net deferred tax liabilities of approximately $573,000 and $558,000, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of September 30, 2018, management believed that it was more-likely-than not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the three months ended September 30, 2018 and 2017, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of September 30, 2018, the Company was subject to potential federal and state tax examinations for the tax years 2015 through 2018.

Note (7) – Equity Incentive Plan: In November 2015, the Company’s stockholders approved the EnviroStar, Inc. 2015 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to awards granted under the Plan. The fair value of awards granted under the Plan is expensed on straight-line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. During the three months ended September 30, 2018 and 2017, no awards were issued under the Plan. As of September 30, 2018, the Company had $15.1 million of total unrecognized compensation expense, all of which related to awards of restricted stock granted under the Plan.

The following is a summary of non-vested restricted stock activity as of and for the period ended September 30, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock outstanding at June 30, 2018	903,102	$18.41
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested restricted stock outstanding at September 30, 2018	903,102	$18.41

Note (8) – Transactions with Related Parties: The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term runs through December 31, 2018. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $36,000 and $33,000 during the three months ended September 30, 2018 and 2017, respectively.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $36,000 during each of the three months ended September 30, 2018 and 2017.

On June 19, 2017, the Company’s wholly-owned subsidiary, Martin-Ray Laundry Systems, Inc. (“Martin-Ray”), entered into a lease agreement pursuant to which it leases 10,000 square feet of warehouse and office space from an affiliate of Jim Hohnstein, President of Martin-Ray. Monthly base rental payments are $6,500 during the initial term of the lease. In addition to base rent, Martin-Ray is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $20,000 and $18,000 during the three months ended September 30, 2018 and 2017, respectively.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $63,000 during the three months ended September 30, 2018.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. In addition, during February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti. The lease is for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease are $13,500. Payments under these leases totaled approximately $52,000 during the three months ended September 30, 2018.

On September 4, 2018, the Company’s wholly-owned subsidiary, Industrial Laundry Services, entered into lease agreements pursuant to which it leases a total of 4,800 square feet of warehouse and office space from an affiliate of Troy Piper, President of Industrial Laundry Services, and Erin Jolley-Piper, Director of Operations of Industrial Laundry Services. Monthly base rental payments total $3,000 during the initial terms of the leases. In addition to base rent, Industrial Laundry Services is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $3,000 during the three months ended September 30, 2018.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $11,000 during the three months ended September 30, 2018.

Note (9) – Recently Issued Accounting Guidance: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is designed to increase transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of certain additional information about leasing arrangements. The new standard will require an entity to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (the fiscal year ending June 30, 2020 for the Company), with early adoption permitted. The Company is evaluating the impact, if any, that adopting this standard may have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which is designed to simplify the subsequent measurement of goodwill. The new guidance will eliminate the second step from the goodwill impairment test required in computing the implied fair value of goodwill. Instead, under the new guidance, an entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and, if applicable, the entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when performing the goodwill impairment test. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 (the fiscal year ending June 30, 2021 for the Company), with early adoption permitted. The Company is currently evaluating the impact, if any, that adopting this guidance may have on its consolidated financial statements.

Other than as described above, management does not believe that accounting standards and updates which have been issued but are not yet effective will have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Note (10) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2018 and June 30, 2018, outstanding performance and payment bonds totaled $8.3 million and estimated costs to complete projects secured by these bonds totaled $2.7 million and $4.4 million, respectively.

Note (11) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2018	$37,061
Goodwill from ILS Acquisition	797
Goodwill from SEI Acquisition	6,135
Balance at September 30, 2018	$43,993

Note (12) – Subsequent Events:

On November 2, 2018, the Company entered into a Credit Agreement (the “New Credit Agreement”) for a five-year revolving credit facility in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit up to a sublimit of $10 million.

Borrowings (other than swingline loans) under the New Credit Agreement bear interest at a rate based on (a) LIBOR plus a margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans bear interest calculated at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. The New Credit Agreement has a term of five-years and matures on November 2, 2023.

The New Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The New Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates.

The obligations of the Company under the New Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

Index

EnviroStar, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

The New Credit Agreement replaces the Company’s previously Credit Facility, which was repaid in full with borrowings of approximately $20.8 million under the New Credit Agreement.

On November 6, 2018, the Company acquired Washington Automated, Inc. and Lucken, Inc. (collectively “Washington Automated”), pursuant to a merger whereby Washington Automated merged with and into, and became a wholly-owned subsidiary of the Company. Washington Automated is a Washington-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the merger consisted of cash and stock and was immaterial to the Company on a consolidated basis.

Index

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and financial trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s pursuit of acquisitions and other strategic opportunities, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with financing acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of such supplier may have on the results of the Company and the acquired business, and risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; the impact of the Tax Act and the Company’s estimates related thereto; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the timing of shipments of customers’ orders and the Company’s recognition of revenue relating thereto; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Many of these risks and factors are beyond the Company’s control. In addition, dividends are subject to declaration by the Company’s Board of Directors based on factors deemed relevant by it from time to time, may be restricted by the terms of the Company’s indebtedness, and may not be paid in the future, whether with the frequency or in the amounts previously paid or at all. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

Index

Overview

The Company, through its wholly-owned subsidiaries, is a distributor that sells, leases and rents commercial, industrial and vended laundry and dry cleaning equipment and steam and hot water boilers manufactured by others and supplies related replacement parts and accessories, designs and plans turn-key laundry, dry cleaning and boiler systems, and provides installation and maintenance services to its customers. The Company’s customers include institutional, retail, industrial, commercial and government customers. The Company’s activities are conducted in the United States, Canada, the Caribbean and Latin America.

Prior to the completion of the Company’s first acquisition pursuant to its “buy-and-build” growth strategy, the Company’s operations related to these activities consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. Beginning in 2015, the Company implemented a “buy-and-build” growth strategy and has since acquired the following businesses under such growth strategy:

•	On October 10, 2016, the Company acquired substantially all the assets of California-based Western State Design, LLC.
•	On June 19, 2017, the Company acquired substantially all of the assets of Colorado- based Martin-Ray Laundry Systems, Inc.
•	On October 31, 2017, the Company acquired substantially all of the assets of Georgia-based Tri-State Technical Services, Inc.
•	On February 9, 2018, the Company acquired substantially all of the assets of Texas-based companies, Zuf Acquisitions I LLC (d/b/a AAdvantage Laundry Systems) and Sky-Rent LP.
•	On September 4, 2018, the Company acquired (the “ILS Acquisition”) substantially all of the assets of Florida-based Industrial Laundry Services, Inc. (“ILS”).
•	On September 12, 2018, the Company acquired (the “SEI Acquisition”) substantially all of the assets of Texas-based Scott Equipment Inc. (“SEI”).

Each acquisition described above was effected by the Company, indirectly through a wholly-owned subsidiary formed by the Company for the purpose of purchasing the acquired assets and operating the related business following the acquisition, and included both cash consideration and stock consideration in the form of shares of the Company’s common stock. In connection with each acquisition, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates are included in the Company’s consolidated financial statements.

See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Report for additional information regarding the ILS Acquisition and the SEI Acquisition. See also Note 12 to the unaudited consolidated financial statements included in Item 1 of this report for information regarding the Company’s acquisition of Washington Automated on November 6, 2018.

In addition to the activities described above, the Company, through an indirect wholly-owned subsidiary, also owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.

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

Revenues for the three-month period ended September 30, 2018 increased by 65% compared to the three-month period ended September 30, 2017. Compared to the three-month period ended September 30, 2017, net income for the three-month period ended September 30, 2018 increased by 41%. The increases in revenues and net income for the three-month period ended September 30, 2018 are primarily attributable to the results of operations of the businesses acquired subsequent to September 30, 2017 and prior to September 30, 2018, including Tri-State, AAdvantage, and Scott Equipment (as described above), partially offset by increases in share-based compensation expense and amortization of intangible assets. Additionally, the Company’s growth and the increase in the Company’s market capitalization resulted in new and increased expenses at the parent-company level. More specifically, the Company incurred greater accounting fees as a result of the processes undertaken in connection with the requirement that management’s report on the Company’s internal control over financial reporting be subject to auditor attestation beginning with the Company’s June 30, 2018 Annual Report on Form 10-K, as well as greater insurance costs and personnel and related compensation expenses. These costs and expenses are in support of the Company’s long-term buy and build growth strategy.

Consolidated Financial Condition

The Company’s total assets increased from $95.5 million at June 30, 2018 to $121.1 million at September 30, 2018. The increase in total assets was primarily attributable to the assets acquired as part of the acquisitions of ILS on September 4, 2018 and Scott Equipment on September 12, 2018. The Company’s total liabilities increased from $38.4 million at June 30, 2018 to $52.5 million at September 30, 2018 primarily due to the liabilities assumed in connection with the acquisitions of ILS on September 4, 2018 and Scott Equipment on September 12, 2018. The increase in total liabilities was also due in part to an increase in accounts payable and accrued expenses as a result of timing of payments.

Liquidity and Capital Resources

For the three-month period ended September 30, 2018, cash increased by approximately $0.5 million compared to a decrease of approximately $0.3 million during the three-month period ended September 30, 2017. The following summarizes the Company’s Condensed Consolidated Statements of Cash Flows (in thousands):

Index

	Three Months Ended September 30,
	2018	2017
Net cash (used) provided by:
Operating activities	$(5,862)	$(735)
Investing activities	$(4,941)	$(3)
Financing activities	$11,350	$425

For the three months ended September 30, 2018, operating activities used cash of approximately $5.9 million compared to approximately $735,000 of cash used by operating activities during the three months ended September 30, 2017. This $5.1 million increase in cash used by operating activities was primarily attributable to changes in working capital, partially offset by, among other things, a $233,000 increase in net income. The changes in working capital primarily relate to an increase in accounts receivable due to the timing of the receipt of payments and an increase in inventory due to the timing of equipment orders.

For the three months ended September 30, 2018, investing activities used cash of approximately $4.9 million compared to approximately $3,000 of cash used by investing activities during the three months ended September 30, 2017. This $4.9 million increase in cash used by investing activities was primarily attributable to cash used for the acquisitions of ILS and Scott Equipment and an increase in capital expenditures during the three months ended September 30, 2018 due primarily to equipment installed as part of the Company’s route and lease business.

Financing activities provided cash of approximately $11.4 million in the three months ended September 30, 2018 compared to approximately $425,000 of cash provided by financing activities during the three months ended September 30, 2017. This increase was primarily attributable to a greater amount of net borrowings during the three months ended September 30, 2018 to fund the cash consideration paid in connection with the ILS Acquisition and the SEI Acquisition (as discussed below) and other activities in support of the Company’s long-term buy and build growth strategy.

As of September 30, 2018, the Company had a credit facility (the “Credit Facility”), which included a revolving line of credit (the “Revolving Line of Credit”) of up to $20.0 million (subject to a cap determined using an asset-based formula, which could limit the amount available for borrowing under the revolving line of credit to a lesser amount) and a term loan (the “Term Loan”). As of September 31, 2018, $15.3 million was outstanding under the Revolving Line of Credit and $6.1 million was outstanding under the Term Loan. Interest on the outstanding principal amount of borrowings under the Credit Facility accrued at an annual rate equal to the daily one-month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and (ii) 2.85% in the case of borrowings under the Term Loan. In addition to interest payments, the Company was required to make monthly principal payments on borrowings outstanding under the Term Loan, with the balance due upon maturity. As of September 30, 2018, the required principal payments were $100,000 per month. The Credit Facility had a term of five years and a maturity date of October 10, 2021.

On November 2, 2018, the Company entered into a Credit Agreement (the “New Credit Agreement”) for a five-year revolving credit facility in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit up to a sublimit of $10 million.

Borrowings (other than swingline loans) under the New Credit Agreement bear interest at a rate based on (a) LIBOR plus a margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or

Index

(b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans bear interest calculated at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. The New Credit Agreement has a term of five-years and matures on November 2, 2023.

The New Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The New Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates.

The obligations of the Company under the New Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

The New Credit Agreement replaces the Company’s previously Credit Facility, which was repaid in full with borrowings of approximately $20.8 million under the New Credit Agreement.

As previously described, the Company has in place an equity incentive plan, the EnviroStar, Inc. 2015 Equity Incentive Plan (the “Plan”), pursuant to which restricted stock and other equity-based awards and cash awards may be granted to participants in the Plan. Upon request by a holder of restricted stock granted under the Plan, the Company may issue shares upon vesting net of the statutory withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and reduce additional paid-in capital within shareholders’ equity and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows as they reduce the number of shares that would have been issued upon vesting. There were no share repurchases during the three months ended September 30, 2018 or 2017.

The Company believes that its existing cash and cash equivalents, anticipated cash from operations and funds available under the Company’s New Credit Agreement will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months. The Company may also seek to raise funds through the issuance of equity and/or debt securities or the incurrence of additional secured or unsecured indebtedness, including in connection with acquisitions or other transactions consummated by the Company as part of its buy-and-build growth strategy.

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at September 30, 2018.

Results of Operations

Revenues

Revenues for the three-month period ended September 30, 2018 increased by approximately $17.1 million (65%) compared to the three-month period ended September 30, 2017. The increases in revenues were primarily due to the results of Tri-State (which was acquired on October 31, 2017), AAdvantage (which was acquired on February 9, 2018) and Scott Equipment (which was acquired on September 12, 2018).

Index

Operating Expenses

	Three months ended
	September 30,
	2018	2017
As a percentage of revenues:
Cost of sales	78%	77%
As a percentage of revenues:
Selling, general and administrative expenses	19%	20%

Cost of sales, expressed as a percentage of revenues, increased to 78% for the three-month period ended September 30, 2018 from 77% for the three-month period ended September 30, 2017, primarily due to changes in product mix.

Selling, general and administrative expenses increased by approximately $3.1 million (60%) for the three-month period ended September 30, 2018 compared to the three-month period ended September 30, 2017. As a percentage of revenue, selling, general and administrative expenses were 19% and 20% for the three-month periods ended September 30, 2018 and 2017, respectively. These increases are primarily due to the consolidation of selling, general and administrative expenses of Tri-State, AAdvantage and Scott Equipment, an increase in amortization expense related to intangible assets, and an increase in non-cash share-based compensation. Additionally, the Company’s growth and the increase in the Company’s market capitalization resulted in new and increased expenses at the parent-company level. More specifically, the Company incurred greater accounting fees as a result of the processes undertaken in connection with the requirement that management’s report on the Company’s internal control over financial reporting be subject to auditor attestation beginning with the Company’s most recent Annual Report on Form 10-K, as well as greater insurance costs and personnel and related compensation expenses. These costs and expenses are in support of the Company’s long-term buy and build growth strategy.

Interest expense, net, was approximately $165,000 and $66,000 for the three-month periods ended September 30, 2018 and 2017, respectively, and represents interest on increased borrowings (as described above).

The Company’s effective tax rate was 37.2% for the three-month period ended September 30, 2018 compared to 38.6% for the three-month period ended September 30, 2017. The decrease in the effective tax rate for the three-month period ended September 30, 2018 reflects lower taxes as a result of the Tax Act partially offset by permanent book-tax differences resulting from nondeductible compensation.

Inflation

Inflation did not have a significant effect on the Company’s operations during any of the reported periods.

Transactions with Related Parties

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 27,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Chief Operating Officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term runs through December 31, 2018. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $36,000 and $33,000 during the three months ended September 30, 2018 and 2017, respectively.

Index

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President of the Company, and Tom Marks, an Executive Vice President of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $36,000 during each of the three months ended September 30, 2018 and 2017.

On June 19, 2017, the Company’s wholly-owned subsidiary, Martin-Ray, entered into a lease agreement pursuant to which it leases 10,000 square feet of warehouse and office space from an affiliate of Jim Hohnstein, President of Martin-Ray. Monthly base rental payments are $6,500 during the initial term of the lease. In addition to base rent, Martin-Ray is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $20,000 and $18,000 during the three months ended September 30, 2018 and 2017, respectively.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $63,000 during the three months ended September 30, 2018.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage, entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. In addition, during February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti. The lease is for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease are $13,500. Payments under these leases totaled approximately $52,000 during the three months ended September 30, 2018.

On September 4, 2018, the Company’s wholly-owned subsidiary, Industrial Laundry Services, entered into lease agreements pursuant to which it leases a total of 4,800 square feet of warehouse and office space from an affiliate of Troy Piper, President of Industrial Laundry Services, and Erin Jolley-Piper, Director of Operations of Industrial Laundry Services. Monthly base rental payments total $3,000 during the initial terms of the leases. In addition to base rent, Industrial Laundry Services is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $3,000 during the three months ended September 30, 2018.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $11,000 during the three months ended September 30, 2018.

Index

Critical Accounting Policies

In connection with the preparation of its financial statements, the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements remain unchanged from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, except with respect to the adoption of the New Revenue Standard.

Recently Issued Accounting Guidance

See Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of this Report for a description of Recently Issued Accounting Guidance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As of September 30, 2018, the Company had approximately $21.4 million of outstanding borrowings, of which approximately $6.1 million was borrowed under the Term Loan portion of the Company’s Credit Facility at the time and approximately $15.3 million was outstanding under the Revolving Line of Credit portion of the Company’s Credit Facility at the time. Interest on such borrowings accrued at an annual rate equal to the daily one-month LIBOR, plus (i) 2.25% in the case of borrowings under the Revolving Line of Credit and (ii) 2.85% in the case of borrowings under the Term Loan. Based on the amounts outstanding at September 30, 2018, a hypothetical 1% increase in daily one-month LIBOR would increase the Company’s annual interest expense by approximately $214,000. See “Liquidity and Capital Resources” under Item 2 above for information regarding the New Credit Agreement entered into during November 2018, including with respect to amounts borrowed thereunder (most of which was used to paydown in full the previous Credit Facility and the interest rate on outstanding borrowings.

Index

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at September 30, 2018 or June 30, 2018.

The Company’s cash and cash equivalents are maintained in bank accounts which bear interest at prevailing interest rates. At September 30, 2018, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, other than the completion of the SEI Acquisition during September 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 9, 2018		EnviroStar, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer