Form 10-Q
period 2018-12-31
EVI INDUSTRIES, INC.
filed 2019-02-11
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

290 N.E. 68 Street, Miami, Florida 33138

(Address of principal executive offices)

(305) 754-4551

(Registrant’s telephone number, including area code)

EnviroStar, Inc.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 11,556,421 shares outstanding as of February 1, 2019.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the six months ended December 31,		For the three months ended December 31,
	2018	2017	2018	2017

Revenues	$104,216	$62,408	$60,841	$36,135
Cost of sales	80,817	48,190	47,164	27,904
Gross profit	23,399	14,218	13,677	8,231
Selling, general and administrative expenses	19,865	11,027	11,575	6,023
Operating income	3,534	3,191	2,102	2,208
Interest expense, net	539	183	374	117
Income before provision for income taxes	2,995	3,008	1,728	2,091
Provision for income taxes	934	935	463	581
Net income	$2,061	$2,073	$1,265	$1,510
Net earnings per share – basic	$0.17	$0.18	$0.10	$0.13

Net earnings per share - diluted	$0.16	$0.18	$0.10	$0.13

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	December 31, 2018 (Unaudited)	June 30, 2018
Current assets
Cash and cash equivalents	$10,173	$1,330
Accounts receivable, net of allowance for doubtful accounts of $308 and $233, respectively	30,556	16,026
Inventories, net	23,316	15,350
Vendor deposits	843	606
Contract assets	49	1,012
Other current assets	3,156	2,050
Total current assets	68,093	36,374

Equipment and improvements, net	4,394	2,983
Intangible assets, net	20,157	15,775
Goodwill	47,977	37,061
Other assets	3,919	3,281

Total assets	$144,540	$95,474

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31, 2018 (Unaudited)	June 30, 2018
Current liabilities
Accounts payable and accrued expenses	$17,617	$11,742
Accrued employee expenses	3,711	4,248
Customer deposits	9,305	11,624
Contract liabilities	2,816	259
Current portion of long-term debt	—	1,195
Total current liabilities	33,449	29,068

Deferred tax liabilities, net	933	558
Long-term debt, net	37,545	8,817

Total liabilities	71,927	38,443

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 11,556,421 shares issued at December 31, 2018 and 11,239,656 shares issued at June 30, 2018, including shares held in treasury	290	281
Additional paid-in capital	65,440	49,950
Retained earnings	7,953	7,511
Treasury stock, 62,809 shares at December 31, 2018 and 52,686 June 30, 2018, at cost	(1,070)	(711)
Total shareholders’ equity	72,613	57,031
Total liabilities and shareholders’ equity	$144,540	$95,474

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31, 2018	December 31, 2017
Operating activities:
Net income	$2,061	$2,073
Adjustments to reconcile net income to net cash (used ) provided by operating activities:
Depreciation and amortization	1,255	547
Amortization of debt discount	68	9
Provision for bad debt expense	104	18
Share-based compensation	838	773
Inventory reserve	91	67
Provision (benefit) for deferred income taxes	131	(12)
(Increase) decrease in operating assets:
Accounts receivable	(10,985)	491
Inventories	(3,347)	(804)
Vendor deposits	(237)	781
Contract assets	963	(2,181)
Other assets	(1,492)	(430)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,402	(4,140)
Accrued employee expenses	(907)	385
Customer deposits	(3,357)	3,505
Contract liabilities	2,557	(674)
Net cash (used) provided by operating activities	(9,855)	408
Investing activities:
Capital expenditures	(1,200)	(116)
Cash paid for acquisitions, net of cash acquired	(7,231)	(6,177)
Net cash used by investing activities	(8,431)	(6,293)
Financing activities:
Proceeds from borrowings	99,963	33,434
Debt repayments	(72,235)	(26,788)
Payment of debt issuance costs	(263)	—
Repurchases of common stock in satisfaction of employee tax withholding obligations	(359)	(303)
Issuances of common stock	23	—
Net cash provided by financing activities	27,129	6,343
Net increase in cash and cash equivalents	8,843	458
Cash and cash equivalents at beginning of period	1,330	727
Cash and cash equivalents at end of period	$10,173	$1,185

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31, 2018	December 31, 2017
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$387	$143
Cash paid during the period for income taxes	$1,117	$855

Supplemental disclosure of non-cash financing activities
Common stock issued for acquisitions	$14,633	$9,028
Dividends payable	$1,619	$1,403

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EVI Industries, Inc. (formerly EnviroStar, Inc.) and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

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

The Company, through its wholly-owned subsidiaries, is a distributor that generates revenues by selling, leasing or renting, through its extensive sales organization, commercial, industrial and vended laundry, dry-cleaning, and material handling equipment, steam and hot water boilers, water reuse and filtration systems, and related replacement parts and accessories. Additionally, the Company designs, plans, and installs turn-key laundry, dry cleaning, boiler, and water filtration systems and provides maintenance services through its robust technical service organization.

The Company’s customers include retail, commercial, industrial, institutional, and government customers. Purchases and orders by customers range from parts, accessories and maintenance services, to single or multiple units of equipment, to large complex systems.

Prior to the completion of the Company’s first acquisition pursuant to its “buy-and-build” growth strategy, the Company’s operations consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. Beginning in 2015, the Company implemented a “buy-and-build” growth strategy and has since completed ten acquisitions under such growth strategy, including, five acquisitions consummated during the six months ended December 31, 2018 (as described in further detail in Note 3) and one acquisition consummated during February 2019 (as described in further detail in Note 13). The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates are included in the Company’s consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

In addition to the activities described above, the Company, through an indirect wholly-owned subsidiary, also owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.

Note (2) – Summary of Significant Accounting Policies:

Adoption of New Revenue Standard

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”). Topic 606 supersedes the revenue requirements in ASU Topic 605, “Revenue Recognition” ("Topic 605"), and requires the recognition of revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard also includes Subtopic 340-40, “Other Assets and Deferred Costs - Contracts with Customers” (“Subtopic 340-40”), which discusses the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as the "New Revenue Standard."

The Company adopted the New Revenue Standard on July 1, 2018 using the modified retrospective approach. The New Revenue Standard did not have an impact on the amount and timing of the Company’s revenue recognition through July 1, 2018. Results for reporting periods beginning on and after July 1, 2018 are presented under the New Revenue Standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods.

Revenue Recognition

Performance Obligations

Revenue primarily consists of revenues from the sale or leasing of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others; the sale of related replacement parts and accessories; and, to a lesser extent, the provision of installation and maintenance services. The Company generates revenue primarily from the sale of finished products to customers. Therefore, the majority of the Company’s contracts are short-term in nature and have a single performance obligation (to deliver products), and the Company’s performance obligation is satisfied when control of the product is transferred to the customer. Other contracts contain a combination of equipment sales and services expected to be performed in the near-term, which services are distinct and accounted for as separate performance obligations. Revenue is recognized on these contracts when control transfers to the Company’s customers via shipment of products or provision of services and the Company has the right to receive consideration for these products and services. Additionally, from time to time, the Company enters into longer-termed contracts which provide for the sale of the equipment by the Company and the provision by the Company of related installation and construction services. The installation on these types of contracts is usually completed within six to twelve months. These longer-term contracts have a single performance obligation where revenue is recognized over time.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

The Company measures revenue as the amount of consideration it expects to be entitled to receive in exchange for its goods or services, net of any taxes collected from customers and subsequently remitted to governmental authorities. Costs associated with shipping and handling activities performed after the customer obtains control are accounted for as fulfillment costs.

Revenue from products transferred to customers at a point in time include commercial and vended laundry parts and equipment sales and accounted for approximately 80% and 81% of the Company’s revenue for the three and six months ended December 31, 2018, respectively. Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the Company’s customer are satisfied, which generally occurs with the transfer of control upon shipment.

Revenues that are recognized over time include (i) longer-termed contracts that include equipment purchase with installation and construction services, (ii) maintenance contracts, and (iii) ad hoc maintenance and installation service contracts. Revenue from products and services that are recognized over time accounted for approximately 20% and 19% of the Company’s revenue for the three and six months ended December 31, 2018, respectively.

Contract Assets and Liabilities

Contract assets and liabilities are presented in the Company’s Condensed Consolidated Balance Sheets. Contract assets consist of unbilled amounts resulting from sales under longer-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. The Company typically receives progress payments on sales under longer-term contracts as work progresses, although for some contracts, the Company may be entitled to receive an advance payment. Contract liabilities consist of advanced payments, billings in excess of costs incurred and deferred revenue.

Significant Accounting Policies

Except for the New Revenue Standard adopted on July 1, 2018, there have been no changes to the Company’s significant accounting policies from those described in Note 1 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Note (3) – Acquisitions:

SEI Acquisition

On September 12, 2018, the Company completed the acquisition (the “SEI Acquisition”) of Scott Equipment Inc. (“SEI”), a Texas-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, pursuant to which the Company, indirectly through its newly-formed wholly-owned subsidiary, Scott Equipment Inc. (“Scott Equipment”), purchased substantially all of the assets of SEI for a purchase price consisting of approximately $6,500,000 in cash and 209,678 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility at the time of the SEI Acquisition. Fees and expenses related to the SEI Acquisition, consisting primarily of legal and other professional fees, totaled approximately $65,000 and are classified as selling, general and administrative expenses in the Company’s condensed consolidated statement of operations for the three and six months ended December 31, 2018. The Company, indirectly through Scott Equipment, also assumed certain of the liabilities of SEI. The total purchase price for accounting purposes was $15.9 million, which included cash acquired of $2.8 million.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

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

Purchase price consideration:
Cash consideration, net of cash acquired(a)	$3,709
Stock consideration(b)	9,436
Total purchase price consideration, net of cash acquired	$13,145

(a)Includes $6,500,000 paid net of $2.8 million of cash acquired.

(b)Calculated as 209,678 shares of the Company’s common stock, multiplied by $45.00, the closing price of the Company’s common stock on the closing date.

Allocation of purchase price consideration:
Accounts receivable	$2,658
Inventory	1,595
Other assets	99
Property, plant and equipment	376
Intangible assets	3,100
Accounts payable and accrued expenses	(734)
Customer deposits	(398)
Total identifiable net assets	6,696
Goodwill	6,449
Total	$13,145

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

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

Goodwill is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the SEI Acquisition.

Other Acquisitions

In addition to the SEI Acquisition, during the six months ended December 31, 2018, the Company completed the acquisition of four other companies (Industrial Laundry Services, Inc. on September 4, 2018, Washington Automated, Inc. on November 6, 2018, Skyline Equipment, Inc. on November 14, 2018 and Worldwide Laundry, Inc. on November 16, 2018), each of which is a distributor of commercial, industrial, and vended laundry products and a provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. Three of these acquisitions were completed by the Company, indirectly through a newly-formed wholly-owned subsidiary, which purchased substantially all of the assets and assumed certain of the liabilities of the acquired entity. The other acquisition was effected by a merger of the acquired entity with and into a newly-formed wholly-owned subsidiary of the Company. The total consideration for these four transactions consisted of $3.5 million in cash, net of $738,000 of cash acquired, and 141,000 shares of the Company’s common stock. The Company funded the cash consideration of each acquisition with credit facility borrowings. Each acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company preliminarily allocated a total of $4.4 million to goodwill, $1.3 million to customer-related intangibles, and $690,000 to the respective trade names. The purchase price allocations are considered preliminary, as the Company is still assessing certain working capital and valuation related items.

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the SEI Acquisition and the four other acquisitions noted above, as if the Company had completed each such acquisition on July 1, 2017, but using the preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the respective closing dates of the acquisitions. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the acquisitions had occurred on the date assumed, nor are they indicative of future results of operations.

	For the six months ended December 31,
(in thousands)	2018 (Unaudited)	2017 (Unaudited)
Revenues	$115,599	$83,744
Net income	2,532	2,937

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

See also Note 13 for information regarding the Company’s acquisition of PAC Industries, Inc., which was completed on February 5, 2019.

Note (4) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends or dividend equivalents paid prior to vesting or forfeiture, if any, irrespective of whether the awards ultimately vest. Basic and diluted earnings per share for the six and three months ended December 31, 2018 and 2017 are computed as follows (in thousands, except per share data):

	For the six months ended December 31,		For the three months ended December 31,
	2018 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2017 (Unaudited)

Net income	$2,061	$2,073	$1,265	$1,510
Less: distributed and undistributed income allocated to unvested restricted common stock	148	154	91	112
Net income allocated to EVI Industries, Inc. shareholders	$1,913	$1,919	$1,174	$1,398
Weighted average shares outstanding used in basic earnings per share	11,364	10,585	11,492	10,702
Dilutive common share equivalents	506	377	474	372
Weighted average shares outstanding used in diluted earnings per share	11,870	10,962	11,966	11,074
Basic earnings per share	$0.17	$0.18	$0.10	$0.13
Diluted earnings per share	$0.16	$0.18	$0.10	$0.13

At December 31, 2018 and 2017, other than 896,777 shares and 873,636 shares, respectively, of unvested common stock subject to restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

Note (5) - Debt: Long-term debt as of December 31, 2018 and June 30, 2018 are as follows (in thousands):

	December 31, 2018	June 30, 2018
Term Loan	$—	$6,375
Revolving Credit Facility/Line of Credit	37,800	3,697
Less: unamortized discount and deferred financing costs	(255)	(60)
Total debt, net	37,545	10,012
Less: current maturities of long-term debt	—	(1,195)
Total long-term debt	$37,545	$8,817

On November 2, 2018, the Company entered into a Credit Agreement (the “2018 Credit Agreement”) for a five-year revolving credit facility in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million.

Borrowings (other than swingline loans) under the 2018 Credit Agreement bear interest at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans bear interest calculated at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. The 2018 Credit Agreement has a term of five-years and matures on November 2, 2023.

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At December 31, 2018, the Company was in compliance with its covenants under the 2018 Credit Agreement and $12.8 million was available to borrow under the revolving credit facility.

The obligations of the Company under the 2018 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

Prior to entering into the 2018 Credit Agreement, the Company had a credit facility (the “Prior Credit Facility”) with another lender, which included a revolving line of credit of up to $20.0 million (subject to a cap determined using an asset-based formula), and a term loan. In connection with its entry into the 2018 Credit Agreement on November 2, 2018, the Company repaid all outstanding amounts under, and terminated, the Prior Credit Facility.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

Note (6) - Income Taxes: On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. Pursuant to Staff Accounting Bulletin (“SAB”) No. 118 (“SAB 118”), the Company’s measurement period for implementing the accounting changes required by the Tax Act closed on December 22, 2018 and the Company completed the accounting under ASC Topic 740, Income Taxes (“ASC 740”), in the second quarter of fiscal 2019.

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of December 31, 2018 and June 30, 3018, the Company had net deferred tax liabilities of approximately $933,000 and $558,000, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of December 31, 2018, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the three and six months ended December 31, 2018 and 2017, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of December 31, 2018, the Company was subject to potential federal and state tax examinations for the tax years 2015 through 2018.

Note (7) – Shareholders’ Equity: On December 11, 2018, the Company’s Board of Directors declared a cash dividend on the Company’s common stock of $0.13 per share (an aggregate of $1.6 million), which was paid on January 8, 2019 to stockholders of record at the close of business on December 26, 2018. This amount is included in Accounts Payable and Accrued Expenses in the Condensed Consolidated Balance Sheet as of December 31, 2018.

On December 12, 2017, the Company’s Board of Directors declared a cash dividend on the Company’s common stock of $0.12 per share (an aggregate of $1.4 million), which was paid on January 9, 2018 to stockholders of record at the close of business on December 26, 2017.

Note (8) – Equity Incentive Plan: In November 2015, the Company’s stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to awards granted under the Plan. The fair value of awards granted under the Plan is expensed on straight-line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. During the three and six months ended December 31, 2018, restricted stock awards and restricted stock units of a total of 6,845 shares and 15,000 shares, respectively, were granted under the Plan. During the three and six months ended December 31, 2017, restricted stock awards of 8,982 shares were granted under the Plan. As of December 31, 2018, the Company had $15.0 million and $527,000 of total unrecognized compensation expense related to restricted stock awards and restricted stock units granted under the Plan, respectively.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

The following is a summary of non-vested restricted stock activity as of and for the six months ended December 31, 2018:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2018	903,102	$18.41	—	$—
Granted	6,845	36.53	15,000	35.40
Vested	(28,170)	15.38	—	—
Forfeited	—	—	—	—
Non-vested awards or units outstanding at December 31, 2018	881,777	$18.65	15,000	$35.40

Employee Stock Purchase Plan

The Company’s employee stock purchase plan commenced on July 1, 2018 and provides for six-month offering periods, the first of which expired on December 31, 2018. During the three and six months ended December 31, 2018, 726 shares of common stock were issued under the Company’s employee stock purchase plan for which the Company received net proceeds of $23,000.

Note (9) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $72,000 during each of the six months ended December 31, 2018 and 2017.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $126,000 during the six months ended December 31, 2018 and $41,000 during the period from October 31, 2017 through December 31, 2017.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. In addition, during February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover an additional 15,000 square feet of warehouse space (for a total of 47,500 square feet of warehouse and office space), and monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under all of the leases described in this paragraph totaled approximately $130,000 during the six months ended December 31, 2018.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $44,000 during the six months ended December 31, 2018.

Note (10) – Recently Issued Accounting Guidance: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is designed to increase transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of certain additional information about leasing arrangements. The new standard will require an entity to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (the fiscal year ending June 30, 2020 for the Company), with early adoption permitted. The Company is currently evaluating the impact, if any, that adopting this standard may have on its consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which is designed to simplify the subsequent measurement of goodwill. The new guidance will eliminate the second step from the goodwill impairment test required in computing the implied fair value of goodwill. Instead, under the new guidance, an entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and, if applicable, the entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when performing the goodwill impairment test. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 (the fiscal year ending June 30, 2021 for the Company), with early adoption permitted. The Company is currently evaluating the impact that adopting this guidance may have on its consolidated financial statements.

Other than as described above, management does not believe that accounting standards and updates which have been issued but are not yet effective will have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2018 and June 30, 2018, outstanding performance and payment bonds totaled $9.4 million and $8.3 million, respectively, and estimated costs to complete projects secured by these bonds totaled $1.6 million and $4.4 million, respectively.

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2018	$37,061
Goodwill from the SEI Acquisition	6,449
Goodwill from the other acquisitions (as described in Note 3)	4,467
Balance at December 31, 2018	$47,977

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Unaudited)

Note (13) – Subsequent Events:

On February 5, 2019, the Company acquired PAC Industries, Inc. (“PAC Industries”), pursuant to a merger whereby PAC Industries merged with and into, and became, a wholly-owned subsidiary of the Company. PAC Industries is a Pennsylvania-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the merger consisted of cash and stock totaling $13.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and financial trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s pursuit of acquisitions and other strategic opportunities, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with financing acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of such supplier may have on the results of the Company and the acquired business, and risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met; risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to these industries and the costs and timing of the Company’s efforts with respect thereto; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; the impact of the Tax Act and the Company’s estimates related thereto; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing of revenue expected to be recognized in future periods; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Many of these risks and factors are beyond the Company’s control. In addition, dividends are subject to declaration by the Company’s Board of Directors based on factors deemed relevant by it from time to time, may be restricted by the terms of the Company’s indebtedness, and may not be paid in the future, whether with the frequency or in the amounts previously paid or at all. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive.

The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

Company Overview

EVI Industries, Inc., through its wholly-owned subsidiaries (collectively “EVI” or the “Company”), is a distributor that generates revenues by selling, leasing or renting, through its extensive sales organization, commercial, industrial and vended laundry, dry-cleaning, and material handling equipment, steam and hot water boilers, water reuse and filtration systems, and related replacement parts and accessories. Additionally, the Company designs, plans, and installs turn-key laundry, dry cleaning, boiler, and water filtration systems and provides maintenance services through its robust technical service organization.

The Company’s customers include retail, commercial, industrial, institutional, and government customers. Purchases and orders by customers range from parts, accessories and maintenance services, to single or multiple units of equipment, to large complex systems.

Selling, general and administrative expenses primarily consist of selling expenses, the largest components of which are salaries, commissions, and marketing expenses that are variable and correlate to changes in sales. Other significant selling, general and administrative expenses relate to the operation of warehouse facilities, including a fleet of installation and service vehicles, and facility rent, which are payable mostly under non-cancelable operating leases.

Acquisition History

Prior to the completion of the Company’s first acquisition, the WSD Acquisition (as defined below), pursuant to its “buy-and-build” growth strategy, the Company’s operations related to these activities consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. Beginning in 2015, the Company implemented a “buy-and-build” growth strategy and has since acquired the following businesses under such growth strategy:

1.	On October 10, 2016, the Company acquired substantially all the assets of California-based Western State Design, LLC (the “WSD Acquisition”);
2.	On June 19, 2017, the Company acquired substantially all of the assets of Colorado-based Martin-Ray Laundry Systems, Inc. (the “MRLS Acquisition”);
3.	On October 31, 2017, the Company acquired substantially all of the assets of Georgia-based Tri-State Technical Services, Inc. (the “TRS Acquisition”);
4.	On February 9, 2018, the Company acquired substantially all of the assets of Texas-based companies, Zuf Acquisitions I LLC (d/b/a AAdvantage Laundry Systems) and Sky-Rent LP (collectively the “AA Acquisition”);
5.	On September 4, 2018, the Company acquired substantially all of the assets of Florida-based Industrial Laundry Services, Inc. (the “ILS Acquisition”);
6.	On September 12, 2018, the Company acquired substantially all of the assets of Texas-based Scott Equipment, Inc. (the “SEI Acquisition”);
7.	On November 6, 2018, the Company acquired Washington-based Washington Automated, Inc. (‘WAI”) via a merger of WAI with and into a wholly-owned subsidiary of the Company (the “WAI Acquisition”);
8.	On November 14, 2018, the Company acquired substantially all of the assets of Texas-based Skyline Equipment, Inc. (the “SKY Acquisition”);
9.	On November 16, 2018, the Company acquired substantially all of the assets of Florida-based Worldwide Laundry, Inc. (the “WWL Acquisition”); and
10.	On February 5, 2019, the Company acquired all of the outstanding stock of Pennsylvania-based PAC Industries, Inc. (the “PAC Acquisition”).

Each acquisition described above was effected by the Company, indirectly through a separate wholly-owned subsidiary formed by the Company for the purpose of effecting the transaction and operating the related business following the acquisition, and included both cash consideration and stock consideration in the form of shares of the Company’s common stock. In connection with each asset acquisition, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates are included in the Company’s consolidated financial statements. The financial position and results of PAC Industries, Inc. following February 5, 2019 will be included in the Company’s consolidated financial statements beginning with the quarter ending March 31, 2019.

See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the SEI Acquisition and the other acquisitions completed during the six months ended December 31, 2018. See also Note 13 to the unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information regarding the Company’s acquisition of PAC Industries, which was completed on February 5, 2019.

Recent Accounting Pronouncements

Refer to Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted significant accounting policies.

Results of Operations

Six and Three-Month Periods Ended December 31, 2018 Compared to the Six and Three-Month Periods Ended December 31, 2017

Revenues

Revenues for the six and three-month periods ended December 31, 2018 increased $41.8 million, or 67%, and $24.7 million, or 68%, respectively, compared to the same periods of the prior fiscal year. The increases in revenues were primarily due to the results of operations of acquired businesses, including, primarily TRS, AA, SEI, and WAI.

Gross Profit

Gross profit for the six and three-month periods ended December 31, 2018 increased $9.2 million, or 65%, and $5.4 million, or 66%, respectively, compared to the same periods of the prior fiscal year, primarily as a result of increased revenues. For both the six and three-month periods ended December 31, 2018, gross margins decreased to 22.5% from 22.8%. The decrease in gross margin for the six and three-month periods is primarily due to product and customer mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $8.8 million, or 80.1%, and $5.6 million, or 92.2%, for the six and three-month periods ended December 31, 2018, respectively, compared to the same periods of the prior fiscal year. As a percentage of revenues, selling, general, and administrative expenses for the six and three-month periods ended December 31, 2018 were 19.1% and 19.0%, respectively, compared to 17.7% and 16.7% during the six and three-month periods ended December 31, 2017, respectively. These increases are primarily due to the consolidation of selling, general and administrative expenses of acquired businesses, including, primarily, TRS, AA, SEI, and WAI. Increases in selling, general and administrative expenses also reflect increases in expenses in connection with the growth of the Company’s market capitalization, which include but are not limited to greater accounting fees, legal fees, and insurance expenses. Further, in support of the Company’s buy and build growth strategy, the Company added key personnel, which contributed to increases in compensation expenses. Finally, the increase in selling, general and administrative expenses includes an increase in non-cash amortization expense related to the intangible assets the Company acquired in connection with its acquisitions and an increase in non-cash share-based compensation.

Interest Expense

Net interest expense for the six-month period ended December 31, 2018 was $539,000 compared to $183,000 during the same period of the prior fiscal year. The increase in net interest expense is primarily due to an increase in average outstanding borrowings.

Income Taxes

The Company’s effective tax rate was 31.2% and 26.8% for the six and three-month periods ended December 31, 2018, respectively, compared to 31.1% and 27.8% for the six and three-month periods ended December 31, 2017, respectively. The increase in the effective tax rate for the six-month period ended December 31, 2018 is attributable to permanent book-tax differences resulting from nondeductible compensation. The decrease in the effective tax rate for the three-month period ended December 31, 2018 is attributable to lower taxes as a result of the Tax Cuts and Job Act of 2017 and a lower effective state tax rate from increased apportionment to states with lower tax rates partially offset by permanent book-tax differences resulting from nondeductible compensation.

Net Income

As described above, the Company’s results of operations for the six and three months ended December 31, 2018 compared to the same periods of the prior fiscal year were impacted by the incurrence of expenses related to the Company’s continued investment in its buy and build growth strategy, the increase in its market capitalization, and the increase in non-cash charges related to the amortization of intangible assets and share-based compensation.

Consolidated Financial Condition

The Company’s total assets increased to $144.5 million at December 31, 2018 from $95.5 million at June 30, 2018. The increase in total assets was primarily attributable to the assets the Company acquired in connection with the ILS Acquisition, the SEI Acquisition, the WAI Acquisition, the SKY Acquisition, and the WWL Acquisition. The Company’s total liabilities increased to $71.9 million at December 31, 2018 from $38.4 million at June 30, 2018, which was primarily due to the liabilities of the acquired businesses assumed in connection with the acquisitions and an increase in long-term debt of $28.7 million.

Liquidity and Capital Resources

For the six-month period ended December 31, 2018, cash increased by approximately $8.8 million compared to an increase of approximately $458,000 during the six-month period ended December 31, 2017.

Working Capital

Working capital, defined as current assets less current liabilities, increased to $34.6 million at December 31, 2018 from $7.3 million at December 31, 2017, primarily reflecting higher levels of cash, accounts receivable and inventory. The increase in cash was primarily due to anticipated cash needs of the Company. The increase in accounts receivable was primarily due to increased sales volumes and the timing of certain significant billings close to period end related to longer-term contracts that included the purchase of equipment and subsequent installation, including construction services. The increase in inventory was primarily due to the timing of the Company’s placement of equipment orders and availability of products from certain vendors at favorable prices during the period.

Cash Flows

The following table summarizes the Company’s cash flow activity for the six-months ended December 31, 2018 and 2017 (in thousands):

	Six Months Ended December 31,
	2018	2017
Net cash (used) provided by:
Operating activities	$(9,855)	$408
Investing activities	$(8,431)	$(6,293)
Financing activities	$27,129	$6,343

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the six months ended December 31, 2018, operating activities used cash of $9.9 million compared to $408,000 of cash provided by operating activities during the six months ended December 31, 2017. This $10.3 million increase in cash used by operating activities was primarily attributable to changes in working capital described above. Subsequent to quarter end, the full current balance of approximately $5.8 million of the accounts receivable from the significant billings close to period end related to the Company’s above-described longer-term contracts was collected.

Investing Activities

Net cash used in investing activities increased $2.1 million to $8.4 million during the six months ended December 31, 2018 compared to $6.3 million during the six months ended December 31, 2017. This $2.1 million increase was primarily attributable to cash used for the ILS Acquisition, the SEI Acquisition, the WAI Acquisition, the SKY Acquisition, and the WWL Acquisition. Additionally, certain of the Company’s subsidiaries are engaged in the laundry route and rental business. In connection with growth initiatives related to the laundry route and rental business, the Company experienced an increase of $519,000 in capital expenditures during the six months ended December 31, 2018 as compared to the same period of the prior fiscal year.

Financing Activities

Financing activities provided cash of $27.1 million in the six months ended December 31, 2018 compared to $6.3 million of cash provided by financing activities during the six months ended December 31, 2017. This increase was primarily attributable to a greater amount of net borrowings under the Company’s revolving credit agreement during the six months ended December 31, 2018 to fund consideration paid in connection with the ILS Acquisition, the SEI Acquisition, the WAI Acquisition, the SKY Acquisition, and the WWL Acquisition. The increased net borrowings were also used to fund operating activities and other activities in support of the Company’s long-term buy and build growth strategy.

Revolving Credit Agreement

On November 2, 2018, the Company entered into a syndicated credit agreement (the “2018 Credit Agreement”) with a new lender, with a five-year term including a maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. The Company uses the revolving credit facility to fund its working capital needs, acquisitions, dividends (if and to the extent declared by the Company’s Board of Directors), capital expenditures, stock repurchases, issuances of letters of credit, and for other general corporate purposes. The obligations of the Company under the 2018 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries. The 2018 Credit Agreement replaced the Company’s previous credit facility, which was repaid in full with borrowings of $20.8 million under the 2018 Credit Agreement.

Borrowings (other than swingline loans) under the 2018 Credit Agreement bear interest at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans bear interest calculated at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. The 2018 Credit Agreement has a term of five-years and matures on November 2, 2023.

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At December 31, 2018, the Company was in compliance with its covenants under the 2018 Credit Agreement and $12.8 million was available to borrow under the revolving credit facility.

The Company believes that its existing cash and cash equivalents, anticipated cash from operations and funds available under the 2018 Credit Agreement will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months. The Company may also seek to raise funds through the issuance of equity and/or debt securities or the incurrence of additional secured or unsecured indebtedness, including in connection with acquisitions or other transactions pursued or consummated by the Company as part of its buy-and-build growth strategy.

As previously described, the Company has in place an equity incentive plan, the EVI Industries, Inc. 2015 Equity Incentive Plan (the “Plan”), pursuant to which restricted stock and other equity-based awards and cash awards may be granted to participants in the Plan. Upon request by a holder of restricted stock granted under the Plan, the Company may issue shares upon vesting net of the statutory withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and reduce additional paid-in capital within shareholders’ equity and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows as they reduce the number of shares that would have been issued upon vesting. During the six months ended December 31, 2018 and 2017, share repurchases related to shares withheld upon the vesting of previously granted restricted stock awards were approximately $359,000 and $303,000, respectively.

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at December 31, 2018.

Inflation

Inflation did not have a significant effect on the Company’s results during any of the reported periods.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Secretary of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during December 2018 to run through December 31, 2019. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $72,000 and $65,000 during the six months ended December 31, 2018 and 2017, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $72,000 during each of the six months ended December 31, 2018 and 2017.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $126,000 during the six months ended December 31, 2018 and $41,000 during the period from October 31, 2017 through December 31, 2017.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage, entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. In addition, during February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover an additional 15,000 square feet of warehouse space (for a total of 47,500 square feet of warehouse and office space), and monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under all of the leases described in this paragraph totaled approximately $130,000 during the six months ended December 31, 2018.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $44,000 during the six months ended December 31, 2018.

Critical Accounting Policies

In connection with the preparation of its financial statements, the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements remain unchanged from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, except with respect to the adoption of the New Revenue Standard as described in Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this Report.

Recently Issued Accounting Guidance

See Note 10 to the unaudited condensed consolidated financial statements included in Item 1 of this Report for a description of Recently Issued Accounting Guidance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s 2018 Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one-month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of December 31, 2018, the Company had approximately $37.8 million of outstanding borrowings. Interest on such borrowings accrued at a weighted average rate of 3.66%. Based on the amounts outstanding at December 31, 2018, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $378,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at December 31, 2018 or June 30, 2018.

The Company’s cash and cash equivalents are maintained in bank accounts which bear interest at prevailing interest rates. At December 31, 2018, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, other than the completion of the WAI Acquisition during November 2018, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits.
Exhibit
Number	Description
*3.01(a)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
*3.01(b)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
*3.01(c)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
*3.01(d)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986 (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
*3.01(e)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986 (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
*3.01(f)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998 (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
*3.01(g)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999 (Incorporated by reference to Exhibit 3.1(g) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
*3.01(h)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009 (Incorporated by reference to Exhibit 3.1(h) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
*3.01(i)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 30, 2016 (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2016)
*3.01(j)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 21, 2018 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2018)
*10.01	Credit Agreement, dated as of November 2, 2018, by and among the Company, as Borrower, certain subsidiaries of the Company party thereto, as Guarantors, Bank of America, N.A, as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bank National Association, as Joint Lead Arrangers, Merrill Lynch Pierce, Fenner & Smith Incorporated, as Sole Bookrunner, and other lender parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018)
*10.02	Stock Purchase Agreement, dated as of January 18, 2019, by and among the Company, PAC Industries, Inc., PAC Industries, Inc. Employee Stock Ownership Trust, First Bankers Trust Services, Inc. as trustee for PAC Industries, Inc. Employee Stock Ownership Plan, Kaitlyn A. Costabile, Philip A. Costabile II, Christina Marie Costabile, Emily M. Bradbury, Karrah D. Devlin, Sommer Costabile, Rocco J. Costabile, and Frank Costabile.
*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with this Report.

+ Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2019		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer