Form 10-Q
period 2019-03-31
EVI INDUSTRIES, INC.
filed 2019-05-10
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

290 N.E. 68 Street, Miami, Florida 33138

(Address of principal executive offices)

(305) 754-4551

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.025 par value	EVI	NYSE American

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share –11,736,268 shares outstanding as of May 1, 2019.

Index

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the nine months ended March 31,		For the three months ended March 31,
	2019	2018	2019	2018

Revenues	$163,436	$105,995	$59,290	$43,673
Cost of sales	126,615	80,604	45,867	32,500
Gross profit	36,821	25,391	13,423	11,173
Selling, general and administrative expenses	32,180	20,313	12,316	9,286
Operating income	4,641	5,078	1,107	1,887
Interest expense, net	942	376	403	193
Income before provision for income taxes	3,699	4,702	704	1,694
Provision for income taxes	1,172	1,493	238	558
Net income	$2,527	$3,209	$466	$1,136
Net earnings per share – basic	$0.20	$0.28	$0.04	$0.10

Net earnings per share - diluted	$0.20	$0.27	$0.04	$0.09

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	March 31, 2019 (Unaudited)	June 30, 2018
Current assets
Cash and cash equivalents	$6,730	$1,330
Accounts receivable, net of allowance for doubtful accounts of $350 and $233, respectively	26,572	16,026
Inventories, net	27,830	15,350
Vendor deposits	1,044	606
Contract assets	3,457	1,012
Other current assets	3,290	2,050
Total current assets	68,923	36,374

Equipment and improvements, net	5,070	2,983
Intangible assets, net	22,757	15,775
Goodwill	54,554	37,061
Other assets	3,923	3,281

Total assets	$155,227	$95,474

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2019 (Unaudited)	June 30, 2018
Current liabilities
Accounts payable and accrued expenses	$18,065	$11,742
Accrued employee expenses	3,346	4,248
Customer deposits	10,498	11,624
Contract liabilities	514	259
Current portion of long-term debt	—	1,195
Total current liabilities	32,423	29,068

Deferred tax liabilities, net	1,074	558
Long-term debt, net	41,550	8,817

Total liabilities	75,047	38,443

Commitments and contingencies (Note 11)

Common stock related to acquiree’s Employee Stock Ownership Plan (“ESOP”)	4,240	—

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 11,799,077 shares issued at March 31, 2019 and 11,239,656 shares issued at June 30, 2018, including shares held in treasury	294	281
Additional paid-in capital	72,537	49,950
Retained earnings	8,419	7,511
Treasury stock, 62,809 shares at March 31, 2019 and 52,686 at June 30, 2018, at cost	(1,070)	(711)
Common stock related to acquiree’s ESOP	(4,240)	—
Total shareholders’ equity	75,940	57,031
Total liabilities and shareholders’ equity	$155,227	$95,474

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Nine months ended March 31, 2019
							Common
							Stock
			Additional				Related to
	Common Stock		Paid-in	Treasury Stock		Retained	Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at June 30, 2018	11,239,656	$281	$49,950	52,686	$(711)	$7,511	$—	$57,031

Dividends paid ($.13 per share)	—	—	—	—	—	(1,619)	—	(1,619)

Share repurchases	—	—	—	10,123	(359)	—	—	(359)

Issuance of restricted shares	28,170	—	—	—	—	—	—	—

Issuance of shares from employee stock purchase plan	726	—	23	—	—	—	—	23

Issuance of shares in connection with acquisitions	530,525	13	21,277	—	—	—	(4,240)	17,050

Stock compensation	—	—	1,287	—	—	—	—	1,287

Net income	—	—	—	—	—	2,527	—	2,527
Balance at March 31, 2019	11,799,077	$294	$72,537	62,809	$(1,070)	$8,419	$(4,240)	$75,940

	Three months ended March 31, 2019
							Common
							Stock
			Additional				Related to
	Common Stock		Paid-in	Treasury Stock		Retained	Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at December 31, 2018	11,619,230	$290	$65,440	62,809	$(1,070)	$7,953	$—	$72,613

Issuance of shares in connection with acquisitions	179,847	4	6,648	—	—	—	(4,240)	2,412

Stock compensation	—	—	449	—	—	—	—	449

Net income	—	—	—	—	—	466	—	466
Balance at March 31, 2019	11,799,077	$294	$72,537	62,809	$(1,070)	$8,419	$(4,240)	$75,940

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Nine months ended March 31, 2018
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2017	10,499,481	$262	$27,018	31,768	$(4)	$4,948	$32,224
Dividends paid ($.12 per share)	—	—	—	—	—	(1,403)	(1,403)

Share repurchases	—	—	—	10,786	(303)	—	(303)

Issuance of restricted shares	27,778	1	(1)	—	—	—	—

Issuance of shares in connection with acquisitions	686,475	17	21,359	—	—	—	21,376

Stock compensation	—	—	1,164	—	—	—	1,164

Net income	—	—	—	—	—	3,209	3,209
Balance at March 31, 2018	11,213,734	$280	$49,540	42,554	$(307)	$6,754	$56,267

	Three months ended March 31, 2018
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at December 31, 2017	10,865,374	$271	$36,809	42,554	$(307)	$5,618	$42,391

Issuance of shares in connection with acquisitions	348,360	9	12,340	—	—	—	12,349

Stock compensation	—	—	391	—	—	—	391

Net income	—	—	—	—	—	1,136	1,136
Balance at March 31, 2018	11,213,734	$280	$49,540	42,554	$(307)	$6,754	$56,267

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31, 2019	March 31, 2018
Operating activities:
Net income	$2,527	$3,209
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,894	1,023
Amortization of debt discount	82	14
Provision for bad debt expense	181	25
Share-based compensation	1,287	1,164
Inventory reserve	125	77
Provision for deferred income taxes	234	388
(Increase) decrease in operating assets:
Accounts receivable	(4,847)	(1,630)
Inventories	(5,759)	(900)
Vendor deposits	(438)	278
Contract assets	(2,445)	(2,792)
Other assets	(1,384)	(731)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,899	(4,327)
Accrued employee expenses	(1,600)	1,261
Customer deposits	(2,629)	1,917
Contract liabilities	255	(466)
Net cash used by operating activities	(9,618)	(1,490)
Investing activities:
Capital expenditures	(1,741)	(395)
Cash paid for acquisitions, net of cash acquired	(12,542)	(13,352)
Net cash used by investing activities	(14,283)	(13,747)
Financing activities:
Dividends paid	(1,619)	(1,403)
Proceeds from borrowings	110,963	58,387
Debt repayments	(79,435)	(40,650)
Payment of debt issuance costs	(272)	—
Repurchases of common stock in satisfaction of employee tax withholding obligations	(359)	(303)
Issuances of common stock	23	—
Net cash provided by financing activities	29,301	16,031
Net increase in cash and cash equivalents	5,400	794
Cash and cash equivalents at beginning of period	1,330	727
Cash and cash equivalents at end of period	$6,730	$1,521

 See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31, 2019	March 31, 2018
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$799	$300
Cash paid during the period for income taxes	$1,354	$855
Supplemental disclosure of non-cash financing activities Common stock issued for acquisitions	$21,290	$21,376

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EVI Industries, Inc. (formerly EnviroStar, Inc.) and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position, shareholders’ equity and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The June 30, 2018 balance sheet information contained herein was derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

The Company, through its wholly-owned subsidiaries, is a distributor that generates revenues by selling, leasing or renting, through its extensive sales organization, commercial, industrial and vended laundry, dry-cleaning, and material handling equipment, steam and hot water boilers, water reuse and filtration systems, and related replacement parts and accessories. Additionally, the Company, through its wholly-owned subsidiaries, designs, plans, and installs turn-key laundry, dry cleaning, boiler, and water filtration systems and provides maintenance services through its robust technical service organization.

The Company’s customers include retail, commercial, industrial, institutional, and government customers. Purchases made by customers range from parts and accessories, to single or multiple units of equipment, to large complex systems, as well as installation and maintenance services.

Prior to the completion of the Company’s first acquisition pursuant to its “buy-and-build” growth strategy, the Company’s operations consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. Beginning in 2015, the Company implemented a “buy-and-build” growth strategy and has since acquired eleven businesses under such growth strategy, including six business acquisitions consummated during the nine months ended March 31, 2019 (as described in further detail in Note 3). The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates are included in the Company’s consolidated financial statements.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

In addition to the activities described above, the Company, through an indirect wholly-owned subsidiary, also owns the worldwide rights to the name DRYCLEAN USA® and licenses the right to use such name for a fee to retail dry cleaners in the United States, the Caribbean and Latin America.

Note (2) – Summary of Significant Accounting Policies:

Adoption of New Revenue Standard

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”). Topic 606 supersedes the revenue requirements in ASU Topic 605, “Revenue Recognition” ("Topic 605"), and requires the recognition of revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard also includes Subtopic 340-40, “Other Assets and Deferred Costs - Contracts with Customers” (“Subtopic 340-40”), which sets forth requirements relating to the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as the "New Revenue Standard."

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

Revenue Recognition

Performance Obligations

Revenue primarily consists of revenues from the sale or leasing of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others; the sale of related replacement parts and accessories; and, to a lesser extent, the provision of installation and maintenance services. The Company generates revenue primarily from the sale of finished products to customers. Therefore, the majority of the Company’s contracts are short-term in nature and have a single performance obligation (to deliver products), and the Company’s performance obligation is satisfied when control of the product is transferred to the customer. Other contracts contain a combination of equipment sales and services expected to be performed in the near-term, which services are distinct and accounted for as separate performance obligations. Revenue is recognized on these contracts when control transfers to the Company’s customers via shipment of products or provision of services and the Company has the right to receive consideration for these products and services. Additionally, from time to time, the Company enters into longer-termed contracts which provide for the sale of the equipment by the Company and the provision by the Company of related installation and construction services. The installation on these types of contracts is usually completed within six to twelve months. From time to time, the Company also enters into maintenance contracts and ad hoc maintenance and installation service contracts. These longer-term contracts, maintenance contracts and ad hoc maintenance and installation service contracts have a single performance obligation where revenue is recognized over time.

The Company measures revenue as the amount of consideration it expects to be entitled to receive in exchange for its goods or services, net of any taxes collected from customers and subsequently remitted to governmental authorities. Costs associated with shipping and handling activities performed after the customer obtains control are accounted for as fulfillment costs.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Revenue from products transferred to customers at a point in time include commercial and vended laundry parts and equipment sales and accounted for approximately 80% of the Company’s revenue for both the three and nine months ended March 31, 2019. Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the Company’s customer are satisfied, which generally occurs with the transfer of control upon shipment.

Revenues that are recognized over time include (i) longer-termed contracts that include equipment purchase with installation and construction services, (ii) maintenance contracts, and (iii) ad hoc maintenance and installation service contracts. Revenue from products and services that are recognized over time accounted for approximately 20% of the Company’s revenue for both the three and nine months ended March 31, 2019.

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

Note (3) – Acquisitions:

SEI Acquisition

On September 12, 2018, the Company completed the acquisition (the “SEI Acquisition”) of Scott Equipment Inc. (“SEI”), a Texas-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. In the SEI Acquisition, the Company, indirectly through its newly-formed wholly-owned subsidiary, Scott Equipment Inc. (“Scott Equipment”), purchased substantially all of the assets of SEI for a purchase price consisting of approximately $6,500,000 in cash and 209,678 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility at the time of the SEI Acquisition. Fees and expenses related to the SEI Acquisition, consisting primarily of legal and other professional fees, totaled approximately $65,000 and are classified as selling, general and administrative expenses in the Company’s condensed consolidated statement of operations for the nine months ended March 31, 2019. The Company, indirectly through Scott Equipment, also assumed certain of the liabilities of SEI. The total purchase price for accounting purposes was $15.9 million, which included cash acquired of $2.8 million.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The SEI Acquisition was treated for accounting purposes as a purchase of SEI using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method of accounting, the aggregate consideration in the SEI Acquisition was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

Purchase price consideration:
Cash consideration, net of cash acquired(a)	$3,709
Stock consideration(b)	9,436
Total purchase price consideration, net of cash acquired	$13,145

(a)Includes $6,500,000 paid net of $2.8 million of cash acquired.

(b)Calculated as 209,678 shares of the Company’s common stock, multiplied by $45.00, the closing price of the Company’s common stock on the closing date.

Allocation of purchase price consideration:
Accounts receivable	$2,658
Inventory	1,595
Other assets	156
Property, plant and equipment	424
Intangible assets	3,100
Accounts payable and accrued expenses	(740)
Customer deposits	(398)
Total identifiable net assets	6,795
Goodwill	6,350
Total	$13,145

The Company is continuing its valuation of the net assets acquired, which is subject to adjustment in accordance with the asset purchase agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of the net assets acquired at the closing date is obtained during the post-closing measurement period of up to one year. The Company is also still assessing certain working capital items.

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

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

PAC Acquisition

On February 5, 2019, the Company completed the acquisition (the “PAC Acquisition”) of PAC Industries Inc. (“PAC”), a Pennsylvania-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, pursuant to a merger whereby PAC merged with and into PAC Industries Inc., a newly-formed wholly-owned subsidiary of the Company (“PAC Industries”). The purchase price in the PAC Acquisition consisted of approximately $6,400,000 in cash and 179,847 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility. Fees and expenses related to the PAC Acquisition, consisting primarily of legal and other professional fees, totaled approximately $182,000 and are classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations for the three and nine months ended March 31, 2019. The total purchase price for accounting purposes was $13.1 million, which included cash acquired of $1.1 million.

The PAC Acquisition was treated for accounting purposes as a purchase of PAC using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the aggregate consideration in the PAC Acquisition was allocated to the assets and liabilities of PAC, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

Purchase price consideration:
Cash consideration, net of cash acquired(a)	$5,312
Stock consideration(b)	6,653
Total purchase price consideration, net of cash acquired	$11,965

(a)Includes $6,400,000 paid net of $1.1 million of cash acquired.

(b)Calculated as 179,847 shares of the Company’s common stock, multiplied by $36.99, the closing price of the Company’s common stock on the closing date.

Allocation of purchase price consideration:
Accounts receivable	$2,231
Inventory	2,136
Other assets	158
Property, plant and equipment	357
Intangible assets	3,000
Accounts payable and accrued expenses	(1,912)
Customer deposits	(465)
Assumption of debt	(200)
Total identifiable net assets	5,305
Goodwill	6,660
Total	$11,965

The Company is continuing its valuation of the net assets acquired, which is subject to adjustment in accordance with the merger agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of the net assets acquired at the closing date is obtained during the post-closing measurement period of up to one year. The Company is also still assessing certain working capital items.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Intangible assets consist of $1.1 million allocated to the PAC Industries trade name and $1.9 million allocated to customer-related intangible assets. The PAC Industries trade name is indefinite-lived and therefore not subject to amortization. The PAC Industries trade name will be evaluated for impairment annually or more frequently if an event occurs or circumstances change that indicate it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets will be amortized over 10 years.

Goodwill is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce of PAC, as well as benefits from the increased scale of the Company as a result of the PAC Acquisition.

In connection with the PAC Acquisition the Company transferred 114,634 shares to PAC’s ESOP. These shares cannot be traded until six months after the acquisition date. Per the terms of the ESOP agreement, if there is a distribution event during the six-month period where these shares cannot be traded, the Company would be required to purchase the participant’s shares at fair market value. Due to the Company’s obligation under this put option, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the consolidated balance sheets.

Other Acquisitions

In addition to the SEI Acquisition and the PAC Acquisition, during the nine months ended March 31, 2019, the Company completed the acquisition of four other companies (Industrial Laundry Services, Inc. on September 4, 2018, Washington Automated, Inc. on November 6, 2018, Skyline Equipment, Inc. on November 14, 2018 and Worldwide Laundry, Inc. on November 16, 2018), each of which is a distributor of commercial, industrial, and vended laundry products and a provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. Three of these acquisitions were completed by the Company, indirectly through a newly-formed wholly-owned subsidiary, which purchased substantially all of the assets and assumed certain of the liabilities of the acquired entity. The other acquisition was effected by a merger of the acquired entity with and into a newly-formed wholly-owned subsidiary of the Company. The total consideration for these four transactions consisted of $3.5 million in cash, net of $738,000 of cash acquired, and 141,000 shares of the Company’s common stock. The Company funded the cash consideration for each acquisition with credit facility borrowings. Each acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company preliminarily allocated a total of $4.5 million to goodwill, $1.3 million to customer-related intangibles, and $690,000 to the respective trade names. The purchase price allocations are considered preliminary, as the Company is still assessing certain working capital and valuation-related items.

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the SEI Acquisition, the PAC Acquisition and the four other acquisitions noted above, as if the Company had completed each such acquisition on July 1, 2017, but using the preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the respective closing dates of the acquisitions. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the acquisitions had occurred on the date assumed, nor are they indicative of future results of operations.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

	For the nine months ended March 31,
(in thousands)	2019 (Unaudited)	2018 (Unaudited)
Revenues	$187,270	$154,046
Net income	3,521	5,324

Note (4) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends or dividend equivalents paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the nine and three months ended March 31, 2019 and 2018 are computed as follows (in thousands, except per share data):

	For the nine months ended March 31,		For the three months ended March 31,
	2019 (Unaudited)	2018 (Unaudited)	2019 (Unaudited)	2018 (Unaudited)

Net income	$2,527	$3,209	$466	$1,136
Less: distributed and undistributed income allocated to unvested restricted common stock	181	243	33	86
Net income allocated to EVI Industries, Inc. shareholders	$2,346	$2,966	$433	$1,050
Weighted average shares outstanding used in basic earnings per share	11,463	10,728	11,666	11,020
Dilutive common share equivalents	497	417	479	499
Weighted average shares outstanding used in diluted earnings per share	11,960	11,145	12,145	11,519
Basic earnings per share	$0.20	$0.28	$0.04	$0.10
Diluted earnings per share	$0.20	$0.27	$0.04	$0.09

At March 31, 2019 and 2018, other than 909,277 shares and 919,224 shares, respectively, of unvested common stock subject to restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (5) - Debt: Long-term debt as of March 31, 2019 and June 30, 2018 are as follows (in thousands):

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

	March 31, 2019	June 30, 2018
Term Loan	$—	$6,375
Revolving Credit Facility/Line of Credit	41,800	3,697
Less: unamortized discount and deferred financing costs	(250)	(60)
Total debt, net	41,550	10,012
Less: current maturities of long-term debt	—	(1,195)
Total long-term debt	$41,550	$8,817

On November 2, 2018, the Company entered into a syndicated credit agreement (the “2018 Credit Agreement”) for a five-year revolving credit facility in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million.

Borrowings (other than swingline loans) under the 2018 Credit Agreement bear interest at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. Swingline loans bear interest calculated at the Base Rate plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. The 2018 Credit Agreement has a term of five years and matures on November 2, 2023.

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At March 31, 2019, the Company was in compliance with its covenants under the 2018 Credit Agreement and $7.2 million was available to borrow under the revolving credit facility.

The obligations of the Company under the 2018 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

Prior to entering into the 2018 Credit Agreement, the Company had a credit facility (the “Prior Credit Facility”) with another lender, which included a revolving line of credit of up to $20.0 million (subject to a cap determined using an asset-based formula) and a term loan. In connection with its entry into the 2018 Credit Agreement on November 2, 2018, the Company repaid all outstanding amounts under, and terminated, the Prior Credit Facility.

Note (6) - Income Taxes: On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. Pursuant to Staff Accounting Bulletin (“SAB”) No. 118 (“SAB 118”), the Company’s measurement period for implementing the accounting changes required by the Tax Act closed on December 22, 2018. The Company completed the accounting under ASC Topic 740, Income Taxes (“ASC 740”), in the second quarter of fiscal 2019.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of March 31, 2019 and June 30, 3018, the Company had net deferred tax liabilities of approximately $1.1 million and $558,000, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of March 31, 2019, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the three and nine months ended March 31, 2019 and 2018, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of March 31, 2019, the Company was subject to potential federal and state tax examinations for the tax years 2015 through 2018.

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

The following is a summary of the restricted stock awards and restricted stock units granted under the Plan during the nine and three months ended March 31, 2019 and 2018:

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

	Nine months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018
Restricted Stock Awards	6,845	56,426	—	47,444
Restricted Stock Units	27,500	—	12,500	—
Total	34,345	56,426	12,500	47,444

As of March 31, 2019, the Company had $14.5 million and $972,000 of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan.

The following is a summary of non-vested restricted stock activity as of and for the nine months ended March 31, 2019:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2018	903,102	$18.41	—	$—
Granted	6,845	36.53	27,500	36.24
Vested	(28,170)	15.38	—	—
Forfeited	—	—	—	—
Non-vested awards or units outstanding at March 31, 2019	881,777	$18.65	27,500	$36.24

Employee Stock Purchase Plan

The Company’s employee stock purchase plan commenced on July 1, 2018 and provides for six-month offering periods, the first of which expired on December 31, 2018. During the nine months ended March 31, 2019, 726 shares of common stock were issued under the Company’s employee stock purchase plan for which the Company received net proceeds of $23,000. There were no shares issued under the Company’s employee stock purchase plan during the three months ended March 31, 2019.

Note (9) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Secretary of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during December 2018 to run through December 31, 2019. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $108,000 and $101,000 during the nine months ended March 31, 2019 and 2018, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $108,000 during each of the nine months ended March 31, 2019 and 2018.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $189,000 during the nine months ended March 31, 2019 and $105,000 during the period from October 31, 2017 through March 31, 2018.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. During February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $220,000 during the nine months ended March 31, 2019. Payments under the leases from February 9, 2018 through March 31, 2018 were approximately $35,000.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $77,000 during the nine months ended March 31, 2019.

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries, entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $29,000 during the nine months ended March 31, 2019.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note (10) – Recently Issued Accounting Guidance: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is designed to increase transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of certain additional information about leasing arrangements. The new standard will require an entity to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (the fiscal year ending June 30, 2020 for the Company), with early adoption permitted. The Company will adopt ASU 2016-02 on July 1, 2019 and upon adoption expects to utilize various practical expedients permitted by the Standard. The Company’s assessment, which it expects to complete during the fourth quarter of its fiscal year 2019, includes the evaluation of its existing leases, a comparison of historical accounting policy to the new standard and an evaluation of certain accounting policy elections, including the method of transition. The Company is continuing to evaluate the impact that adopting this standard may have on its consolidated financial statements, business processes, systems and controls.

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

Other than as described above, management does not believe that accounting standards and updates which have been issued but are not yet effective will have a material impact on the Company’s consolidated financial statements upon adoption.

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2019 and June 30, 2018, outstanding performance and payment bonds totaled $9.2 million and $8.3 million, respectively, and estimated costs to complete projects secured by these bonds totaled $494,000 and $4.4 million, respectively.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2018	$37,061
Goodwill from the SEI Acquisition	6,350
Goodwill from the PAC Acquisition	6,660
Goodwill from the other acquisitions (as described in Note 3)	4,483
Balance at March 31, 2019	$54,554

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and financial trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s pursuit of acquisitions and other strategic opportunities, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with financing acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, and risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met; risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries and the costs and timing of the Company’s efforts with respect thereto; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they not lead to increases in higher gross margin sale of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing of revenue expected to be recognized in future periods; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Many of these risks and factors are beyond the Company’s control. In addition, dividends are subject to declaration by the Company’s Board of Directors based on factors deemed relevant by it from time to time, may be restricted by the terms of the Company’s indebtedness, and may not be paid in the future, whether with the frequency or in the amounts previously paid or at all. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

Index

Company Overview

EVI Industries, Inc., through its wholly-owned subsidiaries (collectively “EVI” or the “Company”), is a distributor that generates revenues by selling, leasing or renting, through its extensive sales organization, commercial, industrial and vended laundry, dry-cleaning, and material handling equipment, steam and hot water boilers, water reuse and filtration systems, and related replacement parts and accessories. Additionally, the Company, through its wholly-owned subsidiaries, designs, plans, and installs turn-key laundry, dry cleaning, boiler, and water filtration systems and provides maintenance services through its robust technical service organization.

The Company’s customers include retail, commercial, industrial, institutional, and government customers. Purchases made by customers range from parts and accessories, to single or multiple units of equipment, to large complex systems, as well as installation and maintenance services.

The Company believes that the increase in equipment sales provides a strong foundation for the Company to further strengthen its customer relationships, including that they may in the future result in higher gross margin opportunities from the sale of parts, accessories, supplies, and technical services related to the equipment. It is important to note, however, that from time to time the Company enters into longer-term contracts to fulfill large complex laundry projects for divisions of the federal government where the nature of, and competition for, such contracts may result in a lower gross margin as compared to other equipment sales. Despite the potential for a lower gross margin from such longer-term contracts, the Company believes that the long-term benefit from the increase in its installed equipment will outweigh the possible short-term impact to gross margin.

The Company’s operating expenses consist of (a) selling, general and administrative expenses, primarily salaries, and commissions and marketing expenses that are variable and correlate to changes in sales, (b) expenses related to the operation of warehouse facilities, including a fleet of installation and service vehicles, and facility rent, which are payable mostly under non-cancelable operating leases, and (c) operating expenses at the parent company, including compensation expenses, fees for professional services, expenses associated with being a public company, including increased expenses attributable to the Company’s growth, and expenses in furtherance of the Company’s buy-and-build growth strategy.

Acquisition History

Prior to the completion of the Company’s first acquisition, the WSD Acquisition (as defined below), pursuant to its “buy-and-build” growth strategy, the Company’s operations related to the activities described above consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. Beginning in 2015, the Company implemented a “buy-and-build” growth strategy and has since acquired the following businesses under such growth strategy:

Acquisitions Completed During the Current Fiscal Year

•	On September 4, 2018, the Company acquired substantially all of the assets of Florida-based Industrial Laundry Services, Inc. (the “ILS Acquisition”);
•	On September 12, 2018, the Company acquired substantially all of the assets of Texas-based Scott Equipment, Inc. (“SEI”) (the “SEI Acquisition”);
•	On November 6, 2018, the Company acquired Washington-based Washington Automated, Inc. (‘WAI”) via a merger of WAI with and into a wholly-owned subsidiary of the Company (the “WAI Acquisition”);
•	On November 14, 2018, the Company acquired substantially all of the assets of Texas-based Skyline Equipment, Inc. (the “SKY Acquisition”);

Index
•	On November 16, 2018, the Company acquired substantially all of the assets of Florida-based Worldwide Laundry, Inc. (the “WWL Acquisition”); and
•	On February 5, 2019, the Company acquired Pennsylvania-based PAC Industries, Inc. (“PAC”) via a merger of PAC with and into a wholly-owned subsidiary of the Company (the “PAC Acquisition”).

Acquisitions Completed Prior to the Current Fiscal Year

•	On October 10, 2016, the Company acquired substantially all the assets of California-based Western State Design, LLC (the “WSD Acquisition”);
•	On June 19, 2017, the Company acquired substantially all of the assets of Colorado-based Martin-Ray Laundry Systems, Inc. (the “MRLS Acquisition”);
•	On October 31, 2017, the Company acquired substantially all of the assets of Georgia-based Tri-State Technical Services, Inc. (“TRS”) (the “TRS Acquisition”); and
•	On February 9, 2018, the Company acquired substantially all of the assets of Texas-based companies, Zuf Acquisitions I LLC (d/b/a AAdvantage Laundry Systems) (“AA”) and Sky-Rent LP (“Sky-Rent”) (collectively, the “AA Acquisition”).

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

See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the SEI Acquisition, the PAC Acquisition and the other acquisitions completed during the nine months ended March 31, 2019.

Recent Accounting Pronouncements

Refer to Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted significant accounting policies.

Results of Operations

Nine and Three-Month Periods Ended March 31, 2019 Compared to the Nine and Three-Month Periods Ended March 31, 2018

Revenues

Revenues for the nine-month period ended March 31, 2019 increased $57.4 million, or 54%, compared to the same period of the prior fiscal year. The increase in revenue was primarily due to the results of operations of acquired businesses, including Tri-State, AAdvantage, Scott Equipment, Washington Automated, and PAC Industries.

Revenues for the three-month period ended March 31, 2019 increased $15.6 million, or 36%, compared to the same period of the prior fiscal year. The increase in revenue was primarily due to the results of operations of acquired businesses, including AAdvantage, Scott Equipment, Washington Automated, and PAC Industries.

Index

Gross Profit

Gross profit for the nine and three-month periods ended March 31, 2019 increased $11.4 million, or 45%, and $2.3 million, or 20%, respectively, compared to the same periods of the prior fiscal year, primarily as a result of increased revenues. Gross margins, however, decreased from 24.0% to 22.5% and from 25.6% to 22.6% for the nine and three-month periods ended March 31, 2019 compared to the same periods of the prior fiscal year, respectively.

As described above, from time to time the Company enters into longer-term contracts to fulfill large complex laundry projects for divisions of the federal government. These contracts generally have a lower gross margin compared to other equipment sales, however the Company believes that these contracts will result in higher margin opportunities in the long-term. The decrease in gross margin described above was primarily due to the Company’s increased engagement in longer-term federal government contracts during the current periods as compared to the same periods of the prior fiscal year. In the absence of such longer-term federal government contracts, gross margin for the nine and three-month periods ended March 31, 2019 as compared to the same periods of the prior fiscal year decreased .8% to 25.4% and 1.9% to 25.0%, respectively. This remaining decrease in gross margin is attributed to changes in product mix.

Selling, General and Administrative Expenses

Operating expenses increased $11.9 million, or 58.4%, and $3.0 million, or 32.6%, for the nine and three-month periods ended March 31, 2019, respectively, compared to the same periods of the prior fiscal year. The increase in operating expenses resulted from the Company’s continued execution of its buy-and-build growth strategy and other expenses in connection with the Company’s growth and growth expectations.

The increase in operating expenses is indicative of (a) additional operating expenses associated with acquired businesses not reflected in prior year operating expenses as well as additional operating expenses at the acquired businesses in pursuit of future growth and in support of the Company’s growing operations, (b) increases in operating expenses in connection with the Company’s growth, including greater accounting fees, legal fees, and insurance costs, which represented a 64% increase in operating expenses for the nine-month period related to the Company’s acquisition efforts, (c) the addition of sales, service, and operations support professionals and related costs, where total personnel at March 31, 2019 increased by 68% compared to total personnel at March 31, 2018, with 78% of such increase attributable to sales and service related personnel, and increased investments in sales, service, and operations related technologies in support of the Company’s buy-and-build growth strategy, and (d) an increase in non-cash amortization expense related to the intangible assets the Company acquired in connection with its acquisitions and an increase in non-cash share-based compensation.

As a result of the foregoing, operating expenses as a percent of revenues for the nine and three-month periods ended March 31, 2019 were 19.7% and 20.8%, respectively, compared to 19.2% and 21.3% for the nine and three-month periods ended March 31, 2018, respectively.

Index

Interest Expense

Net interest expense for the nine-month period ended March 31, 2019 was $942,000 compared to $376,000 during the same period of the prior fiscal year. The increase in net interest expense is primarily due to an increase in average outstanding borrowings.

Income Taxes

The Company’s effective tax rate was 31.7% and 33.8% for the nine and three-month periods ended March 31, 2019, respectively, compared to 31.8% and 32.9% for the same periods of the prior fiscal year, respectively. The decrease in the effective tax rate for the nine-month period ended March 31, 2019 is attributable to lower taxes as a result of the Tax Cuts and Job Act of 2017 and a lower effective state tax rate from increased apportionment to states with lower tax rates partially offset by permanent book-tax differences resulting from nondeductible compensation. The increase in the effective tax rate for the three-month period ended March 31, 2019 is attributable to permanent book-tax differences resulting from nondeductible compensation partially offset by lower taxes as a result of the Tax Cuts and Job Act of 2017 and a lower effective state tax rate from increased apportionment to states with lower tax rates.

Net Income

Net income for the nine and three months ended March 31, 2019 was $2.5 million and $466,000, respectively, compared to $3.2 million and $1.1 million for the same periods of the prior fiscal year. As described above, the increases in revenue and gross profit were partially offset by the increase in (a) operating expenses related to acquired businesses, (b) operating expenses in support of the Company’s buy-and-build efforts and initiatives, and (c) the increase in non-cash charges related to the amortization of intangible assets and share-based compensation.

Consolidated Financial Condition

The Company’s total assets increased from $95.5 million at June 30, 2018 to $155.2 million at March 31, 2019. The increase in total assets was primarily attributable to the assets the Company acquired in connection with the six acquisitions consummated by the Company during the nine months ended March 31, 2019. The Company’s total liabilities increased from $38.4 million at June 30, 2018 to $75.0 million at March 31, 2019, which was primarily due to the current liabilities assumed by the Company in connection with the six acquisitions consummated during the nine months ended March 31, 2019 and an increase in long-term debt of $32.7 million, principally used to finance the six acquisitions consummated during the nine months ended March 31, 2019.

Liquidity and Capital Resources

For the nine-month period ended March 31, 2019, cash increased by approximately $5.4 million compared to an increase of approximately $794,000 during the nine-month period ended March 31, 2018.

Working Capital

Working capital increased from $7.3 million at June 30, 2018 to $36.5 million at March 31, 2019, primarily reflecting higher levels of accounts receivable and inventory and an increase in contract assets net of contract liabilities. The increase in accounts receivable was primarily due to the timing of collection of payments and increased retention related to longer-term contracts where payments are not collected until the project is completed. The increase in inventory was primarily due to (a) the timing of the Company’s placement of equipment orders, (b) purchases by the Company due to the availability of products from certain vendors at favorable prices during the period, and (c) inventory purchased to support the Company’s sales growth initiatives in new distribution territories. The increase in contract assets net of contract liabilities was primarily due to the timing of progress on longer-term contracts where unbilled balances exceeded progress billings allowed under the contracts.

Index

Cash Flows

The following table summarizes the Company’s cash flow activity for the nine months ended March 31, 2019 and 2018 (in thousands):

	Nine Months Ended March 31,
	2019	2018
Net cash (used) provided by:
Operating activities	$(9,618)	$(1,490)
Investing activities	$(14,283)	$(13,747)
Financing activities	$29,301	$16,031

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the nine months ended March 31, 2019, operating activities used cash of $9.6 million compared to $1.5 million during the nine months ended March 31, 2018. This $8.1 million increase in cash used by operating activities was primarily attributable to changes in working capital described above.

Investing Activities

Net cash used in investing activities increased $536,000 to $14.3 million during the nine months ended March 31, 2019 compared to $13.7 million during the nine months ended March 31, 2018. This $536,000 increase was primarily attributable to an increase in cash used for capital expenditures, partially offset by a decrease in cash used for acquisitions. The increase in capital expenditures is due in part to expenses in furtherance of certain growth initiatives, including an increase of $817,000 in capital expenditures during the nine months ended March 31, 2019 as compared to the same period of the prior fiscal year in connection with growth initiatives related to the laundry route and rental business in which certain of the Company’s subsidiaries are engaged.

Financing Activities

Financing activities provided cash of $29.3 million in the nine months ended March 31, 2019 compared to $16.0 million of cash provided by financing activities during the nine months ended March 31, 2018. This increase was primarily attributable to a greater amount of net borrowings under the Company’s revolving credit agreement during the nine months ended March 31, 2019 to fund the cash consideration paid in connection with the acquisitions consummated by the Company during such nine-month period. The increased net borrowings were also used to fund operating activities and other activities in support of the Company’s buy and build growth strategy.

Index

Revolving Credit Agreement

On November 2, 2018, the Company entered into a syndicated credit agreement (the “2018 Credit Agreement”) for a revolving credit facility with a five-year term and a maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. The Company uses borrowings under the revolving credit facility to fund in part its working capital needs, acquisitions, dividends (if and to the extent declared by the Company’s Board of Directors), capital expenditures, stock repurchases, issuances of letters of credit, and for other general corporate purposes. The obligations of the Company under the 2018 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries. The 2018 Credit Agreement replaced the Company’s previous credit facility, which was repaid in full with borrowings of $20.8 million under the 2018 Credit Agreement.

Borrowings (other than swingline loans) under the 2018 Credit Agreement bear interest at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. Swingline loans bear interest calculated at the Base Rate plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio.

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At March 31, 2019, the Company was in compliance with its covenants under the 2018 Credit Agreement and $7.2 million was available to borrow under the revolving credit facility.

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

As previously described, the Company has in place an equity incentive plan, the EVI Industries, Inc. 2015 Equity Incentive Plan (the “Plan”), pursuant to which restricted stock and other equity-based awards and cash awards may be granted to participants in the Plan. Upon request by a holder of restricted stock granted under the Plan, the Company may issue shares upon vesting net of the statutory withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and reduce additional paid-in capital within shareholders’ equity and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued upon vesting. During the nine months ended March 31, 2019 and 2018, there were approximately $359,000 and $303,000, respectively, of share repurchases related to shares withheld upon the vesting of previously granted restricted stock awards.

Index

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at March 31, 2019.

Inflation

Inflation did not have a significant effect on the Company’s results during any of the reported periods.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Secretary of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during December 2018 to run through December 31, 2019. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $108,000 and $101,000 during the nine months ended March 31, 2019 and 2018, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $108,000 during each of the nine months ended March 31, 2019 and 2018.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $189,000 during the nine months ended March 31, 2019 and $105,000 during the period from October 31, 2017 through March 31, 2018.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage, entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. During February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $220,000 during the nine months ended March 31, 2019. Payments under the leases from February 9, 2018 through March 31, 2018 were approximately $35,000.

Index

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $77,000 during the nine months ended March 31, 2019.

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries, entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $29,000 during the nine months ended March 31, 2019.

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

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s 2018 Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one-month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of March 31, 2019, the Company had approximately $41.8 million of outstanding borrowings. Interest on such borrowings accrued at a weighted average rate of 3.73%. Based on the amounts outstanding at March 31, 2019, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $418,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at March 31, 2019 or June 30, 2018.

The Company’s cash and cash equivalents are maintained in bank accounts which bear interest at prevailing interest rates. At March 31, 2019, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Index

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, other than the completion of the PAC Acquisition during February 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index
Item 6.	Exhibits.
Exhibit
Number	Description
*10.01	Stock Purchase Agreement, dated as of January 18, 2019, by and among the Company, PAC Industries, Inc., PAC Industries, Inc. Employee Stock Ownership Trust, First Bankers Trust Services, Inc. as trustee for PAC Industries, Inc. Employee Stock Ownership Plan, Kaitlyn A. Costabile, Philip A. Costabile II, Christina Marie Costabile, Emily M. Bradbury, Karrah D. Devlin, Sommer Costabile, Rocco J. Costabile, and Frank Costabile (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the SEC on February 11, 2019).
*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with this Report.

+ Furnished with this Report.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2019		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer