Form 10-K
period 2019-06-30
EVI INDUSTRIES, INC.
filed 2019-09-13
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number	001-14757

EVI Industries, Inc.
(Exact name of registrant as specified in its charter)
Delaware	11-2014231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4500 Biscayne Blvd., Suite 340, Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	305-402-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.025 par value	EVI	NYSE American

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

The aggregate market value as of December 31, 2018 of the registrant’s common stock, the only class of voting or non-voting common equity of the registrant, held by non-affiliates of the registrant was approximately $121,032,619, based on the closing price of the registrant’s common stock on the NYSE American on that date.

The number of outstanding shares of the registrant’s common stock as of September 1, 2019 was 11,789,731.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

-i-

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Report”) are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of EVI Industries, Inc. (which is referred to within this Report, collectively with its subsidiaries (unless the context otherwise requires), as the “Company”). Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; the Company’s ability to implement its business and growth strategies and plans, including changes thereto and the success thereof, including that growth initiatives and actions taken in connection thereon may not result in the benefits anticipated; risks and uncertainties associated with the Company’s pursuit of acquisitions and other strategic opportunities, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with financing acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, and risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met; risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries and the costs and timing of the Company’s efforts with respect thereto; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the benefits anticipated, including that they may not lead to increases in higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing of revenue expected to be recognized in future periods; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; and other economic, competitive, governmental, technological and other risks and factors discussed elsewhere in this Report, including, without limitation, in the “Risk Factors” section hereof, and in the Company’s other periodic filings with the Securities and Exchange Commission (the “SEC”). Many of these risks and factors are beyond the Company’s control. In addition, dividends are subject to declaration by the Company’s Board of Directors based on factors deemed relevant by it from time to time, may be restricted by the terms of the Company’s indebtedness, and may not be paid in the future, whether with the frequency or in the amounts previously paid or at all. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update, revise or supplement any forward-looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

PART I

Item 1. Business.

General

The Company was incorporated under the laws of the State of Delaware on June 13, 1963. On December 21, 2018, the Company changed its name from EnviroStar, Inc. to EVI Industries, Inc.

The Company, through its wholly owned subsidiaries, is a value-added distributor, and provides advisory and technical services. Through the Company’s vast sales organization, it provides its customers planning, designing, and consulting services related to their commercial laundry operations. The Company sells and/or leases its customers commercial laundry equipment specializing in washing, drying, finishing, material handling, water heating, power generation, and water reuse applications. In support of the suite of products it offers, the Company sells related parts and accessories. Additionally, through the Company’s robust network of commercial laundry technicians, the Company provides its customers installation, maintenance, and repair services.

The Company’s customers include retail, commercial, industrial, institutional, and government customers. Purchases made by customers range from parts and accessories, to single or multiple units of equipment, to large complex systems, as well as installation, maintenance and repair services.

Prior to the completion of the Company’s first acquisition pursuant to its “buy-and-build” growth strategy in October 2016, the Company’s operations related to the activities described above consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. Beginning in 2015, the Company implemented a “buy-and-build” growth strategy which includes (i) the consideration and pursuit of acquisitions and other strategic transactions expected to complement the Company’s existing business or that might otherwise offer growth opportunities for, or benefit, the Company and (ii) the implementation of a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in new locations, additional product lines, expanded service capabilities and advanced technologies. See “Buy-and-Build Growth Strategy” below for additional information regarding the Company’s “buy-and-build” growth strategy, including information regarding the acquisitions consummated by the Company since its implementation of the “buy-and-build” growth strategy in 2015.

The Company maintains a culture designed to reward performance through a variety of performance-based pay, commission programs, cash incentives, and stock-based equity programs. Stock-based plans include a voluntary employee stock purchase plan and equity compensation plans under which restricted stock and other equity awards are available for grant based generally on individual merit and measures of performance. The Company’s equity compensation plans are designed to promote long-term performance, as well as to create long-term employee retention, continuity of leadership, and an ownership culture whereby management and employees think and act as owners of the Company. The Company believes that its restricted stock program promotes this culture and long-term performance because restricted stock grants generally provide for long-term vesting, including in certain cases entirely at the end of the recipient’s career (age 62 or later) and, prior to vesting, these grants remain subject to forfeiture.

The Company reports its results of operations through a single reportable segment.

Available Information

The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the SEC. These reports and statements, as well as beneficial ownership reports filed by the Company’s officers and directors and beneficial owners of 10% or more of the Company’s common stock, may be accessed free of charge on the SEC’s website at http://www.sec.gov and, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC, on the Company’s website at http://www.evi-ind.com. The information contained on or connected to the Company’s website is not incorporated by reference into, or otherwise a part of, this Report. Further, references to the website URL of the Company in this Report are intended to be inactive textual references only.

Products and Services

The Company sells, rents and leases an extensive line of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others, as well as related replacement parts and accessories, and provides installation and maintenance services.

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

Boiler products distributed by the Company include high efficiency, low emission steam boilers, steam systems and hot water systems that are used in the laundry and dry cleaning industry for temperature control, heating, pressing and de-wrinkling, and in the healthcare industry, food and beverage industry, and other industrial markets for sterilization, product sealing and other purposes.

The Company also sells replacement parts and accessories for the products it distributes.

In addition to its distribution of products, the Company also provides installation and maintenance services to its customers.

The Company seeks to position and price its products to appeal to customers in each of the high-end, mid-range and value-priced markets, as the products are generally offered in a wide range of price points to address the needs of a diverse customer base. The Company believes that its portfolio of products affords the Company’s customers a “one-stop shop” for commercial, industrial and vended laundry and dry cleaning machines, boilers and accessories and that, as a result, the Company is able to attract and support potential customers who can choose from the Company’s broad product line. The Company believes its installation and maintenance services are competitively priced.

Buy-and-Build Growth Strategy

As described above, in addition to its pursuit of organic growth initiatives, the Company implemented a “buy-and-build” growth strategy in 2015. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions expected to complement the Company’s existing business or that might otherwise offer growth opportunities for, or benefit, the Company. The Company is disciplined and conservative in its consideration of acquisitions and generally seeks to identify opportunities that fit certain financial and strategic criteria. The “build” component of the strategy involves implementing a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in new locations, additional product lines, expanded service capabilities and advanced technologies. The Company generally seeks to structure acquisitions to include both cash and stock consideration. The Company believes the issuance of stock consideration aligns the interests of the sellers of the acquired businesses, who the Company generally seeks to maintain to continue to operate the acquired businesses, with the interests of the Company’s other stockholders. The sellers as well as other key individuals at the acquired businesses may also be provided with the opportunity to own shares of the Company’s common stock through equity-based plans of the Company.

Since the implementation of its “buy-and-build” growth strategy in 2015, the Company has consummated the following acquisitions:

On October 10, 2016, the Company purchased substantially all the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock. The cash consideration was financed through $12.5 million of borrowings under the credit facility entered into at the time and $6.0 million of proceeds from the sale of 1,290,323 shares of the Company’s common stock to Symmetric Capital II LLC (“Symmetric Capital II”) in a private placement transaction. Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer, President and controlling stockholder, is the Manager of, and may be deemed to control, Symmetric Capital II.

On June 19, 2017, the Company purchased substantially all of the assets and assumed certain of the liabilities of Martin-Ray Laundry Systems, Inc. (“MRLS”), a Colorado-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry (the “MRLS Acquisition”). The consideration for the transaction consisted of $2.0 million in cash and 98,668 shares of the Company’s common stock. The Company funded the cash consideration with cash on hand.

On October 31, 2017, the Company purchased substantially all of the assets of Tri-State Technical Services, Inc. (“TRS”), a Georgia-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of approximately $7.95 million in cash and 338,115 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility at the time.

On February 9, 2018, the Company purchased substantially all of the assets of Zuf Acquisitions I LLC (d/b/a/ AAdvantage Laundry Systems) for approximately $11.0 million and Sky-Rent LP for approximately $6.0 million. The acquired businesses are based in Dallas and distribute commercial, industrial, and vended laundry products and provide installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The approximately $20.4 million of total consideration paid by the Company consisted of approximately $8.1 million in cash and 348,360 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility at the time.

On September 12, 2018, the Company purchased substantially all of the assets of Scott Equipment, Inc. (“SEI”), a Texas-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with this acquisition (the “SEI Acquisition”) consisted of approximately $6.5 million in cash and 209,678 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility at the time.

On February 5, 2019, the Company acquired PAC Industries Inc. (“PAC”), a Pennsylvania-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, pursuant to a merger whereby PAC merged with and into a newly-formed wholly-owned subsidiary of the Company (the “PAC Acquisition”). The consideration to paid by the Company in connection with the PAC Acquisition consisted of $6.4 million in cash (subject to certain working capital and other adjustments) and 179,847 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its current credit facility.

In addition to the SEI Acquisition and the PAC Acquisition, during the fiscal year ended June 30, 2019 (“fiscal 2019”), the Company completed the acquisition of four other companies: Industrial Laundry Services, Inc. (“ILS”) on September 4, 2018; Washington Automated, Inc. (“WAI”) on November 6, 2018; Skyline Equipment, Inc. (“Skyline”) on November 14, 2018; and Worldwide Laundry, Inc. (“WWL”) on November 16, 2018, each of which is a distributor of commercial, industrial, and vended laundry products and a provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The total consideration for these four transactions consisted of $3.5 million in cash (subject to certain working capital and other adjustments), net of $738,000 of cash acquired, and 141,000 shares of the Company’s common stock. The Company funded the cash consideration for each acquisition with credit facility borrowings. The acquisitions of ILS, Skyline and WWL were structured as asset acquisitions. The acquisition of WAI was effected by the merger of WAI with and into a newly-formed wholly-owned subsidiary of the Company.

Each transaction described above was effected by the Company, indirectly through a separate wholly-owned subsidiary formed by the Company for the purpose of effecting the transaction and operating the related business following the transaction. In connection with each asset acquisition, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates are included in the Company’s consolidated financial statements.

In addition, on August 1, 2019, the Company purchased substantially all of the assets of Commercial Laundry Products, Inc., Professional Laundry Systems of PA, Inc., and Professional Laundry Systems West, Inc., New York-based distributors of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the transactions consisted of cash and stock and was immaterial to the Company on a consolidated basis.

Customers and Markets

The Company’s customer base consists of approximately 50,000 customers in the United States, Canada, the Caribbean and Latin America. The Company’s commercial and industrial laundry equipment and boilers are sold or leased primarily to laundry plants, hotels, motels, restaurants, cruise lines, hospitals, hospital combines, nursing homes, government institutions, distributors, vended laundry facilities and specialized users. No single customer in terms of revenue generated for fiscal 2019 exceeded 10% of the Company’s revenues. Historically, the Company has not noted any significant seasonality.

Sales, Marketing and Customer Support

The Company employs sales personnel to market its products in the United States, Canada, the Caribbean and Latin America. The Company has exclusive and nonexclusive distribution rights to market its products. Orders for equipment and replacement parts and accessories are generally obtained by telephone, e-mail and fax inquiries originated by the customer or by the Company, from existing customer relationships and from newly formed customer relationships. The Company supports its sales, rental and leasing activities through its websites and by advertising in trade publications, participating in trade shows and engaging in regional promotions and incentive programs.

The Company seeks to establish customer satisfaction by offering:

•	an experienced sales and service organization;
•	a comprehensive product offering;
•	competitive pricing;
•	maintenance of comprehensive and well-stocked inventories of equipment, replacement parts and accessories, often with same day or overnight availability;
•	design and layout services;
•	installation and maintenance services;
•	on-site training performed by factory trained technicians; and
•	toll-free support lines and technical websites to resolve customer service problems.

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

Foreign Sales

Substantially all of the Company’s revenues from foreign activities relate to the sale of commercial and industrial laundry and dry cleaning equipment and boilers to customers in Canada, the Caribbean and Latin America.

All of the Company’s foreign sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Sources of Supply

The Company purchases commercial and industrial laundry products, dry cleaning machines, boilers and other products for distribution from a number of manufacturers and suppliers. Purchases from three manufacturers accounted for a total of approximately 62% of the Company’s product purchases for fiscal 2019 and purchases from four manufacturers accounted for approximately 76% of the Company’s product purchases for the fiscal year ended June 30, 2018 (“fiscal 2018”). No other manufacturers accounted for more than 10% of product purchases. The major manufacturers of the products sold by the Company are Alliance Laundry Systems, LLC, American Dryer Corporation, Chicago Dryer Company, Cleaver Brooks Inc., Continental Girbau, Inc., Dexter Laundry, Inc., FMB Group, Fulton Thermal Corp., Kannegiesser ETECH, Maytag Corporation, Pellerin Milnor Corporation, Unipress Corporation and Whirlpool Corporation. The Company has generally not experienced difficulty in purchasing products it distributes and believes that it has good working relationships with its current manufacturers and suppliers. The Company has contracts with several of the manufacturers and suppliers of the products which the Company sells and has established, long-standing relationships with most of its manufacturers and suppliers. The Company believes that such relationships provide the Company with certain competitive advantages, including exclusivity for certain products in certain areas and, in certain cases, favorable prices and terms. In connection with certain recent acquisitions, the business relationship between the acquired business and a principal supplier ceased. As a result, the businesses distributed other brands from one or more of the Company’s other suppliers. The Company does not believe that the brand switch had a material adverse impact on the Company as a whole. However, there is no assurance that the Company or any of its acquired businesses will maintain its relationships with any of its suppliers, and the loss of certain of these relationships, including the loss of a relationship with a principal supplier and any inability to successfully mitigate the effect of the loss of such supplier, could adversely affect the Company’s business and results. See also “The Company’s business and results may be adversely affected if the Company does not maintain its relationships with its significant suppliers or customers” under “Item 1A. Risk Factors” below.

Due to special options and features on most of the larger and more expensive equipment ordered by customers, in most instances, the Company purchases the equipment distributed by it after its receipt of orders from its customers. However, from time to time, including in fiscal 2019, the Company may decide to purchase inventory in advance to take advantage of favorable pricing at the time or for other purposes, including to support the Company’s sales growth initiatives in new distribution territories and in support of growth initiatives related to the establishment of new manufacturer and supplier distribution relationships. The Company also maintains an inventory of more standardized and smaller-sized equipment that often requires more rapid delivery to meet customer needs.

Competition

The commercial and industrial laundry, dry cleaning equipment and boiler distribution business is highly competitive and fragmented, with over 500 full-line or partial-line equipment distributors in the United States. The Company’s management believes that no one competitor has a major share of the market, substantially all competitors are independently owned, and, with the exception of several regional distributors, distributors operate primarily in local markets. In the United States, the Company’s primary competition is from a number of independently owned distributors and certain manufacturers which own distribution businesses operating in North America. In foreign markets, the Company also competes with several independently owned distributors and manufacturer-owned distribution businesses. Competition is based primarily on a distributor’s ability to effectively plan and design optimal commercial and industrial laundry facilities, competitive pricing, representation of reliable and high-quality products, in-house installation, maintenance, and repair services, available and on-time delivery of equipment, parts, and accessories, and the ability to provide continuous support services to the customer. The Company seeks to compete in these areas by employing experienced and successful professionals, by offering a comprehensive product line, by employing a robust network of qualified installation and service technicians, by maintaining optimized inventories of equipment, parts, and accessories at well-located facilities and on service vehicles, by investing in advanced technologies that improve the customer experience, and by expansion of its suite of value-added services.

Research and Development

The Company’s research and development efforts and expenses are generally immaterial as most of the Company’s products are distributed for manufacturers that perform their own research and development.

Service Marks and Tradenames

The Company is the owner of the United States service mark registration for the name DRYCLEAN USA®, which is licensed by it to retail dry cleaning establishments. The Company intends to use and protect its service marks, tradenames and other intellectual property, as necessary.

Compliance with Environmental and Other Government Laws and Regulations

Over the past several decades, federal, state and local governments in the United States and various other countries have enacted environmental protection laws in response to public concerns about the environment. A number of industries, including the commercial and industrial dry cleaning and laundry equipment industries, are subject to these evolving laws and implementing regulations. As a supplier to the industry, the Company serves customers who are primarily responsible for compliance with environmental regulations. Among the United States federal laws that the Company believes are applicable to the industry are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which provides for the investigation and remediation of hazardous waste sites, the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), which regulates the generation and transportation of hazardous waste as well as its treatment, storage and disposal, and the Occupational Safety and Health Act of 1970 (“OSHA”), which regulates exposure to toxic substances and other health and safety hazards in the workplace. In addition, most states and a number of local jurisdictions have laws that regulate the environment, which are at least as stringent as the federal laws. The Company is also subject to rules and regulations with respect to its contracts and dealings with government facilities.

The Company does not believe that compliance with federal, state and local environmental and other laws and regulations which have been adopted have had, or will have, a material effect on its capital expenditures, earnings or competitive position.

Employees

As of August 15, 2019, the Company had 475 employees. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

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

Acquisitions could result in operating difficulties or otherwise adversely impact the Company’s business and results of operations, and may result in dilution to the Company’s stockholders.

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

In addition, acquisitions may result in dilutive issuances of the Company’s equity securities and the incurrence of debt. See “The Company’s indebtedness may impact its financial condition and results of operations, and the terms of the Company’s indebtedness may place restrictions on the Company” below. Acquisitions may also result in contingent liabilities, or amortization expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could adversely impact the Company’s financial condition or results.

Rapid growth may place significant demands on management, as well as on the Company’s accounting, financial, information and other systems and on the Company’s business.  Further, management may not be able to manage the Company’s growth effectively or successfully, and the Company’s financial, accounting, information and other systems may not be able to successfully accommodate the Company’s growth. In addition, the Company’s accounting and other professional expenses associated with being a public company have increased as a result of the Company’s growth, including the increase in the Company’s market capitalization, and such expenses may continue to increase in the future.

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

The Company’s level of indebtedness may have several important effects on the Company’s operations, including, without limitation, that the Company may be required to use a portion of its cash for the payment of principal and interest due on outstanding indebtedness, that outstanding indebtedness and the Company’s leverage position will increase the impact on the Company of negative changes in general economic and industry conditions, as well as competitive pressures, and that the Company’s ability to obtain additional financing for acquisitions, working capital or other corporate purposes may be impacted.

On November 2, 2018, the Company entered into a syndicated credit agreement (the “2018 Credit Agreement”) for a five-year revolving credit facility in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million. The Company had $40.8 million outstanding under the 2018 Credit Agreement as of June 30, 2019.

Borrowings (other than swingline loans) under the 2018 Credit Agreement bear interest at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. Swingline loans bear interest calculated at the Base Rate plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. A significant increase in interest rates could materially impact the cost of the Company’s indebtedness under the 2018 Credit Agreement and any other floating rate debt that the Company may incur in the future. Furthermore, regulatory changes, such as the announcement of the United Kingdom’s Financial Conduct Authority to phase out LIBOR by the end of 2021, may adversely affect the Company’s floating-rate debt. If LIBOR ceases to exist, the Company may need to renegotiate the 2018 Credit Agreement and any other credit agreements it may enter into that utilize LIBOR as a factor in determining the interest rate, which could adversely impact the cost of the Company’s debt.

The 2018 Credit Agreement contains covenants applicable to the Company, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios, as well as other covenants which may place restrictions on, among other things, liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including cash dividends and stock repurchases that would result in the Company exceeding an agreed to Consolidated Leverage Ratio), and transactions with affiliates.

The Company may incur additional debt financing as determined to be appropriate by management, including in connection with the financing of acquisitions or otherwise, which would increase the Company’s vulnerability to the risk factors described above related to its level of indebtedness and may place restrictions on the Company similar or in addition to those contained in the 2018 Credit Agreement. There is no assurance that the Company will receive any financing which the Company may seek to obtain in the future on acceptable terms or at all, including in the event additional funds are necessary to consummate an acquisition or support the Company’s business operations.

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

The Company purchases the products it distributes from a number of manufacturers and suppliers. Purchases from three manufacturers accounted for a total of approximately 62% of the Company’s product purchases for fiscal 2019 and purchases from four manufacturers accounted for approximately 76% of the Company’s product purchases for fiscal 2018. No other manufacturers accounted for more than 10% of product purchases. While the Company has not historically experienced difficulty in purchasing products it distributes, and believes it has good working relationships with the manufacturers or suppliers from which the Company purchases its products, if such relationships deteriorate or the Company is unable to maintain such relationships, including with any of its or its acquired businesses’ principal manufacturers or suppliers, the Company’s business and results could be materially and adversely impacted. In addition, efforts of the Company and its acquired businesses to mitigate any loss, including brand shifts, may not be successful. Further, while the Company does have contracts with certain of its manufacturers, such contracts are generally short term agreements and can be terminated on short notice, and the Company does not have contracts with its other manufacturers. In addition, suppliers may not comply with the terms of any agreements to which the Company is a party or may choose to terminate such agreements, allow such agreements to expire without renewal, or seek to revise the agreements on terms which are less favorable to the Company than the prevailing terms, any of which could materially and adversely impact the Company’s business and results.

In addition, while the Company distributes its products to various users, including laundry plants, hotels, motels, restaurants, cruise lines, hospitals, nursing homes, government institutions, vended laundry facilities, independent and franchise dry cleaning stores and chains and distributors, the Company’s operating results and financial condition could be materially adversely impacted if the Company loses a significant customer, fails to meet its customers’ expectations or otherwise realizes a decrease in its revenue from operations.

The Company faces substantial competition.

The commercial and industrial laundry, dry cleaning equipment and boiler distribution business is highly competitive and fragmented, with over 500 full-line or partial-line equipment distributors in the United States. The Company’s management believes that no single competitor of the Company has a major share of the market, substantially all competitors are independently owned, and, with the exception of several regional distributors, distributors operate primarily in local markets. In the United States, the Company’s primary competition is from a number of independently owned distributors and certain manufacturers which own distribution businesses operating in North America. In foreign markets, the Company also competes with independently owned distributors and manufacturer-owned distribution businesses. Certain of the Company’s competitors may have greater financial and other resources than the Company. In addition, some of the Company’s competitors may have less indebtedness than the Company, and therefore may potentially have more cash and working capital available for business purposes other than debt service. The Company’s results and financial condition would be materially and adversely impacted if the Company is unable to compete effectively. Further, the Company may not be able to operate profitably if the competitive environment changes.

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

The Company’s business and operations are subject to federal, state, local and foreign environmental and other laws and regulations, including environmental laws governing the discharge of pollutants, the handling, generation, storage and disposal of hazardous materials, substances, and wastes and the cleanup of contaminated sites. The Company is also subject to rules and regulations with respect to its contracts and dealings with government facilities. The Company may not remain in compliance with all applicable laws and regulations and could be required to incur significant costs as a result of violations of, liabilities under, or efforts to comply with, applicable laws and regulations. In addition, violations may have other adverse implications for the Company, including negative public relations and potential litigation. Further, the Company may incur significant compliance costs in the event of changes to applicable laws and regulations.

The Company’s assets may suffer uninsured losses.

The Company attempts to ensure that its assets, including the equipment and parts that it sells, are adequately insured to cover property and casualty losses as well as any other liabilities to which the Company is reasonably expected to be subject. However, insurance may be expensive or difficult to obtain, and there are certain types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, floods, hurricanes, earthquakes, pollution, fire or environmental disasters or other matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In addition, there may in certain cases be questions as to when the risk of loss related to products sold is transferred to the customer. If the equipment suffers a loss and risk of loss is deemed not to have transferred to the customer, the Company may be liable for the loss, which may not be insured. If the Company’s insurance coverage is not adequate, or the Company otherwise incurs uninsured losses, the Company’s operating results and financial condition would be adversely impacted.

The Company faces risks related to its foreign sales.

The Company’s revenues from foreign sales relate principally to the Company’s sales of commercial and industrial laundry and dry cleaning equipment and boilers to Canada, the Caribbean and Latin America. All of the Company’s foreign sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

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

Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, may be deemed to control the Company as a result of his voting power over shares representing approximately 59.4% of the issued and outstanding shares of the Company’s common stock as of June 30, 2019. The shares over which Mr. Nahmad has voting power include shares subject to restricted stock awards granted to Mr. Nahmad, shares held by Symmetric Capital LLC (“Symmetric Capital”) and Symmetric Capital II, each of which may be deemed to be controlled by Mr. Nahmad as a result of his serving as Manager of such entity, and shares which Symmetric Capital has the right to vote pursuant to Stockholders Agreements entered into with Michael S. Steiner, a director and Executive Vice President and Secretary of the Company, and his brother, Robert M. Steiner, and with WSD, Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Copies of such Stockholder Agreements are filed as exhibits to this Report. Under the Company’s Bylaws, the election of directors requires a plurality vote and all other matters put to a vote of the Company’s stockholders require the affirmative vote of a majority of the shares of the Company’s common stock represented at a meeting, in person or by proxy, and entitled to vote on the matter unless a greater percentage is required by applicable law. Consequently, other than in very limited circumstances where a greater vote is required by applicable law, Mr. Nahmad, without the consent or vote of any other stockholders of the Company, has the voting power to elect directors and approve other actions that require stockholder approval. Mr. Nahmad’s interests may conflict with the interests of the Company’s other stockholders. In addition, Mr. Nahmad’s control could have the effect of delaying or preventing a change in control or changes in management and/or adversely impact the market price of the Company’s common stock or the ability of the Company’s other stockholders to receive a premium for their shares in connection with any sale of the Company.

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

Under applicable SEC rules and regulations, the Company is a “smaller reporting company” and will continue to be a “smaller reporting company” for so long as the market value of the Company’s common stock held by non-affiliates as of the end of its most recently completed second fiscal quarter is less than $250 million. As a “smaller reporting company,” the Company has relied on exemptions from certain disclosure requirements that are applicable to other public companies. The Company may continue to rely on such exemptions for so long as the Company remains a “smaller reporting company.” These exemptions include reduced financial disclosure and reduced disclosure obligations regarding executive compensation. The Company’s reliance on these exemptions may result in the public finding the Company’s common stock to be less attractive and adversely impact the market price of, or trading market for, the Company’s common stock.

The Company is subject to risks relating to evaluations of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

The Company has incurred, and expects to continue to incur, a substantial amount of management time and resources to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In this Report, the Company’s management has provided an assessment as to the effectiveness of the Company’s internal control over financial reporting. In addition, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, management’s assessment of the effectiveness of the Company’s internal control over financial reporting is subject to attestation by the Company’s independent registered public accounting firm. This Report includes such attestation. However, the requirements of Section 404, specifically 404(b), are new to the Company, as the attestation of the Company’s independent registered public accounting firm was first required in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. There is no assurance that the Company will continue to timely comply with such requirements nor can there be assurance that significant deficiencies and/or material weaknesses will not be identified by management or the Company’s independent registered public accounting firm, any of which may adversely affect the market price of the Company’s common stock. In addition, the Company’s compliance efforts will continue to require significant expenditures and devotion of management time, and may divert management’s attention from the Company’s operations. In addition, while businesses acquired during the fiscal year covered by the applicable Annual Report on Form 10-K are permitted to be excluded from the scope of management’s report on internal control over financial reporting and the related auditor attestation for such Annual Report on Form 10-K (as is the case with the exclusion of SEI, PAC and the four other businesses acquired in fiscal 2019 from the scope of management’s report on internal control over financial reporting and the related auditor attestation for this Report), the Company will face challenges and be required to incur expenses in connection with, and devote significant management time to, the internal control over financial reporting of acquired businesses. There is no assurance that any issues, deficiencies or weaknesses identified at the acquired business will be remedied in a timely or cost-efficient manner.

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

As permitted by Delaware law, the Company’s Board of Directors is authorized under the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to approve the issuance by the Company of up to 200,000 shares of preferred stock, and to designate the relative rights, preferences and limitations of any preferred stock so issued, in each case, without any further action on the part of the Company’s stockholders. Currently, no shares of preferred stock are outstanding. In the event that the Company issues preferred stock in the future that has preference over the Company’s common stock with respect to payment of dividends or upon liquidation, dissolution or winding up of the Company, the rights of holders of shares of the Company’s common stock may be adversely affected. In addition, the Company is authorized under its Certificate of Incorporation to issue up to 20,000,000 shares of common stock. There are currently approximately 11.8 million shares of common stock outstanding. Subject to applicable law and the rules and regulations of the NYSE American, the Company’s Board of Directors (or a committee thereof, in the case of shares issued under the Company’s equity-based compensation plan) has the power to approve the issuance of any authorized but unissued shares of the Company’s common stock, and any such issuances, including, without limitation, those under the equity-based compensation plan or pursuant to any acquisitions consummated by the Company or in connection with the financing thereof, would result in dilution to the Company’s stockholders. These provisions of the Certificate of Incorporation could also delay, defer or prevent a change of control of the Company or its management, and could limit the price that investors are willing to pay in the future for shares of the Company’s common stock.

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

At June 30, 2019, the Company had 20 warehousing and distribution facilities located across 11 U.S. states. Senior management and support staff are located at the Company’s principal executive offices or other administrative offices adjacent to the warehousing and distribution facilities. The facilities have an aggregate of approximately 308,000 square feet of space. The Company believes that its facilities are sufficient to meet the Company’s present operating needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NYSE American under the symbol “EVI.”

As of September 4, 2019, there were approximately 235 holders of record of the Company’s common stock.

The following table sets forth information concerning cash dividends paid by the Company on its common stock during the last two fiscal years.

Declaration Date	Record Date	Payment Date	Per Share Amount
December 11, 2018	December 26, 2018	January 8, 2019	$0.13
December 12, 2017	December 26, 2017	January 9, 2018	$0.12

The future declaration and payment of cash dividends with respect to the Company’s common stock, if any, will be determined by the Company’s Board of Directors in light of the Company’s then-current financial condition and liquidity needs and other factors deemed relevant by the Company’s Board of Directors and may be subject to restrictions contained in the Company’s debt instruments. As described elsewhere in this Report, including under “Liquidity and Capital Resources” in Item 7 of this Report, the Company’s 2018 Credit Agreement contains certain covenants which may, among other things, restrict the Company’s ability to pay dividends, and any future facilities may contain similar or more stringent requirements. The Company’s management does not believe that the covenants contained in the 2018 Credit Agreement currently materially limits the Company’s ability to pay dividends or are reasonably likely to materially limit the Company’s ability to pay dividends in the future. There is no assurance that the Company will pay dividends on its common stock in the future, whether consistent with the frequency previously paid, in the amounts previously paid, or at all.

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

Overview

The Company, through its wholly owned subsidiaries, is a value-added distributor, and provides advisory and technical services. Through the Company’s vast sales organization, it provides its customers planning, designing, and consulting services related to their commercial laundry operations. The Company sells and/or leases its customers commercial laundry equipment specializing in washing, drying, finishing, material handling, water heating, power generation, and water reuse applications. In support of the suite of products it offers, the Company sells related parts and accessories. Additionally, through the Company’s robust network of commercial laundry technicians, the Company provides its customers installation, maintenance, and repair services.

The Company’s customers include retail, commercial, industrial, institutional, and government customers. Purchases made by customers range from parts and accessories, to single or multiple units of equipment, to large complex systems, as well as installation, maintenance and repair services.

Prior to the completion of the Company’s first acquisition pursuant to its “buy-and-build” growth strategy in October 2016, the Company’s operations related to the activities described above consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. Beginning in 2015, the Company implemented a “buy-and-build” growth strategy which includes (i) the consideration and pursuit of acquisitions and other strategic transactions expected to complement the Company’s existing business or that might otherwise offer growth opportunities for, or benefit, the Company and (ii) the implementation of a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in new locations, additional product lines, expanded service capabilities and advanced technologies. See “Buy-and-Build Growth Strategy” below and in Part I, Item 1 of this Report for additional information regarding the Company’s “buy-and-build” growth strategy, including information regarding the acquisitions consummated by the Company since its implementation of the “buy-and-build” growth strategy in 2015.

The Company reports its results of operations through a single reportable segment.

Total revenues for the fiscal year ended June 30, 2019 (“fiscal 2019”) increased by 52% compared to the fiscal year ended June 30, 2018 (“fiscal 2018”). Net income for fiscal 2019 decreased by 6% from fiscal 2018. The increase in revenues during fiscal 2019 are primarily attributable to the revenues generated by the businesses acquired by the Company during fiscal 2019, including primarily Scott Equipment, Inc. and PAC Industries, Inc, which were acquired during September 2018 and February 2019, respectively, and the businesses acquired by the Company during fiscal 2018 whose results were consolidated in the Company’s financial statements for all of fiscal 2019 as compared to just the period of fiscal 2018 from the respective closing date through the end of fiscal 2018, including primarily Tri-State Technical Services, Inc., which was acquired in October 2017, and Zuf Acquisitions I LLC (d/b/a AAdvantage Laundry Systems) and Sky-Rent LP, which were acquired in February 2018. The decrease in net income is primarily attributable to an increase in operating expenses in connection with the Company’s growth and in interest expense, due to an increase in outstanding debt, partially offset by the results of operations of the acquired businesses as well as a decrease in the Company’s effective tax rate. See “Buy-and-Build Growth Strategy” below and in Part I, Item 1 of this Report for additional information regarding the acquisitions consummated by the Company since its implementation of the “buy-and-build” growth strategy in 2015, including those consummated during fiscal 2018 and 2019.

The Company’s operating expenses consist of (a) selling, general and administrative expenses, primarily salaries, and commissions and marketing expenses that are variable and correlate to changes in sales, (b) expenses related to the operation of warehouse facilities, including a fleet of installation and service vehicles, and facility rent, which are payable mostly under non-cancelable operating leases, and (c) operating expenses at the parent company, including compensation expenses, fees for professional services, expenses associated with being a public company, including increased expenses attributable to the Company’s growth, and expenses in furtherance of the Company’s “buy-and-build” growth strategy.

Buy-and Build Growth Strategy

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

On October 31, 2017, the Company through its wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), completed the acquisition (the “TRS Acquisition”) of substantially all of the assets of Tri-State Technical Services, Inc. (“TRS”), a Georgia-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $7.95 million in cash and 338,115 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under the Company’s credit facility at the time.

On February 9, 2018, the Company, through its wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), completed the acquisition (the “AA Acquisition”) of substantially all of the assets of Zuf Acquisitions I LLC (d/b/a AAdvantage Laundry Systems) (“Zuf”) for approximately $11.0 million and Sky-Rent LP (collectively with Zuf, “AA”) for approximately $6.0 million. AAdvantage is based in Dallas and distributes commercial, industrial, and vended laundry products and provides installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the AA Acquisition consisted of approximately $8.1 million in cash and 348,360 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under the Company’s credit facility at the time.

On September 12, 2018, the Company, through its wholly-owned subsidiary, Scott Equipment Inc. (“Scott Equipment”), completed the acquisition (the “SEI Acquisition”) of substantially all of the assets of Scott Equipment, Inc. (“SEI”), a Texas-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the SEI Acquisition consisted of $6.5 million in cash and 209,678 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under the Company’s credit facility at the time.

On February 5, 2019, the Company completed the acquisition (the “PAC Acquisition”) of PAC Industries Inc. (“PAC”), a Pennsylvania-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, pursuant to a merger whereby PAC merged with and into PAC Industries Inc. (“PAC Industries”), a newly-formed wholly-owned subsidiary of the Company. The consideration to paid by the Company in connection with the PAC Acquisition consisted of $6.4 million in cash (subject to certain working capital and other adjustments) and 179,847 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its current credit facility.

In addition to the SEI Acquisition and the PAC Acquisition, during fiscal 2019, the Company completed the acquisition of four other companies: Industrial Laundry Services, Inc. (“ILS”) on September 4, 2018; Washington Automated, Inc. (“WAI”) on November 6, 2018; Skyline Equipment, Inc. (“Skyline”) on November 14, 2018; and Worldwide Laundry, Inc. (“WWL”) on November 16, 2018, each of which is a distributor of commercial, industrial, and vended laundry products and a provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The total consideration for these four transactions consisted of $3.5 million in cash (subject to certain working capital and other adjustments), net of $738,000 of cash acquired, and 141,000 shares of the Company’s common stock. The Company funded the cash consideration for each acquisition with credit facility borrowings. The acquisitions of ILS, Skyline and WWL were structured as asset acquisitions. The acquisition of WAI was effected by the merger of WAI with and into a newly-formed wholly-owned subsidiary of the Company. See Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the acquisitions completed during fiscal 2019.

Each transaction described above was effected by the Company, indirectly through a separate wholly-owned subsidiary formed by the Company for the purpose of effecting the transaction and operating the related business following the transaction. In connection with each asset acquisition, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates are included in the Company’s consolidated financial statements.

In addition, on August 1, 2019, the Company, through its wholly-owned subsidiary, Professional Laundry Systems, LLC (“Professional Laundry Systems”), completed the acquisition of substantially all of the assets of Commercial Laundry Products, Inc., Professional Laundry Systems of PA, Inc. and Professional Laundry Systems West, Inc. (collectively “PLS”), a New York-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of cash and stock and was immaterial to the Company on a consolidated basis. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Professional Laundry Systems, also assumed certain of the liabilities of PLS. The financial position, including assets and liabilities, and results of operations of PLS following the August 1, 2019 closing date will be consolidated in the Company’s consolidated financial statements beginning with the quarter ending September 30, 2019.

Consolidated Financial Condition

The Company’s total assets increased from $95.5 million at June 30, 2018 to $154.5 million at June 30, 2019. The increase in total assets was primarily attributable to the assets acquired by the Company in connection with the SEI Acquisition, the PAC Acquisition and the four other acquisitions completed during fiscal 2019 described above as well as increases in working capital, primarily accounts receivable and inventory. The increase in accounts receivable was also due to the timing of collection of payments and increased amounts that are owed related to progress billing on longer-term contracts. The increase in inventory was also due to (a) the timing of the Company’s placement of equipment orders, (b) purchases by the Company due to the availability of products from certain vendors at favorable prices during fiscal 2019, (c) inventory purchased to support the Company’s sales growth initiatives in new distribution territories, and (d) inventory purchased in support of growth initiatives related to the establishment of new manufacturer and supplier distribution relationships. Working capital was also impacted by a decrease in customer deposits which was primarily attributable to the completion of certain large sales orders during fiscal 2019. The Company’s total liabilities increased from $38.4 million at June 30, 2018 to $73.0 million at June 30, 2019. The increase in total liabilities was primarily attributable to the liabilities assumed by the Company in connection with the SEI Acquisition, the PAC Acquisition and the four other acquisitions completed during fiscal 2019 described above as well as funding the increases in working capital.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $5.0 million at June 30, 2019 compared to $1.3 million at June 30, 2018. The increase in cash was primarily due to proceeds from borrowings and earnings from operations, partially offset by changes in operating assets and liabilities, cash used to fund the cash consideration paid in connection with the SEI Acquisition, PAC Acquisition and the four other acquisitions completed in fiscal 2019, and a $1.6 million dividend paid during January 2019.

The following table summarizes the Company’s Consolidated Statements of Cash Flows (in thousands):

	Fiscal Years Ended June 30,
Net cash (used) provided by:	2019	2018
Operating activities	$(8,725)	$11,345
Investing activities	$(15,521)	$(14,181)
Financing activities	$27,954	$3,439

For fiscal 2019, operating activities used cash of approximately $8.7 million compared to approximately $11.3 million of cash provided by operating activities in fiscal 2018. This $20.1 million increase in cash used by operating activities was primarily attributable to changes in accounts receivable, inventory and customer deposits, as discussed above, partially offset by an increase in non-cash charges.

Investing activities used cash of approximately $15.5 million during fiscal 2019 compared to approximately $14.2 million in fiscal 2018. This $1.3 million increase is due primarily to capital expenditures in furtherance of certain growth initiatives, including an increase of $789,000 in capital expenditures during fiscal 2019 as compared to fiscal 2018 in connection with growth initiatives related to the equipment used in laundry route and rental business in which certain of the Company’s subsidiaries are engaged.

Financing activities provided cash of approximately $28.0 million in fiscal 2019 compared to approximately $3.4 million in fiscal 2018. The cash provided by financing activities during fiscal 2019 related to total borrowings under the Company’s 2018 Credit Agreement (as defined below) and its prior credit facility of approximately $113.0 million. Borrowings totaling $12.5 million were used to finance the cash consideration for the SEI Acquisition, PAC Acquisition, and the four other acquisitions completed in fiscal 2019. The balance of the Credit Facility borrowings were used to fund operating activities and other activities in support of the Company’s buy-and-build growth strategy. The cash provided by financing activities during fiscal 2019 was partially offset by the repayment of approximately $82.4 million of borrowings, the $1.6 million cash dividend paid by the Company to its stockholders during January 2019, and $728,000 in share repurchases to settle employee tax withholding liabilities upon the vesting of restricted shares as described below.

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At June 30, 2019, the Company was in compliance with its covenants under the 2018 Credit Agreement and $6.9 million was available to borrow under the revolving credit facility.

The obligations of the Company under the 2018 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

In connection with its entry into the 2018 Credit Agreement on November 2, 2018, the Company repaid all outstanding amounts under, and terminated, its prior credit facility initially entered into in October 2016.

The Company believes that its existing cash and cash equivalents, anticipated cash from operations and funds available under the Company’s 2018 Credit Agreement will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months. The Company may also seek to raise funds through the issuance of equity and/or debt securities or the incurrence of additional secured or unsecured indebtedness, including in connection with acquisitions or other transactions consummated by the Company as part of its “buy-and-build” growth strategy.

The Company has in place an equity incentive plan, the EVI Industries, Inc. 2015 Equity Incentive Plan (the “Plan”), pursuant to which restricted stock and other equity-based awards and cash awards may be granted to participants in the Plan. Upon request by a holder of restricted stock granted under the Plan, the Company may issue shares upon vesting net of the statutory withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and reduce additional paid-in capital within shareholders’ equity and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued upon vesting. During the fiscal 2019 and fiscal 2018, there were approximately $728,000 and $707,000, respectively, of share repurchases related to shares withheld upon the vesting of previously granted restricted stock awards.

Off-Balance Sheet Financing

As of June 30, 2019, the Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues

Revenues for fiscal 2019 increased by approximately $78.3 million (52%) from fiscal 2018. The increase in revenues was primarily due to the results post acquisition of Scott Equipment, which was acquired on September 12, 2018, and PAC Industries, which was acquired on February 5, 2019, as well as the four other acquisitions completed in fiscal 2019 as described above. In addition, the Company’s revenues for fiscal 2019 include a full year of revenues of Tri-State and AAdvantage, which were acquired on October 31, 2017 and February 9, 2018, respectively, as compared to approximately eight months and four months of results of Tri-State and AAdvantage, respectively, for fiscal 2018.

From time to time the Company enters into longer-term contracts to fulfill large complex laundry projects for divisions of the federal government where the nature of, and competition for, such contracts may result in a lower gross margin as compared to other equipment sales. During fiscal 2019, the Company experienced an increase in such lower-margin equipment sales. The Company believes that the increase in equipment sales provides a strong foundation for the Company to further strengthen its customer relationships, including that they may in the future result in higher gross margin opportunities from the sale of parts, accessories, supplies, and technical services related to the equipment. Despite the lower gross margin from such longer-term contracts, the Company believes that the long-term benefit from the increase in its installed equipment base will outweigh the possible short-term impact to gross margin.

Operating Expenses

	Fiscal Year Ended June 30,
	2019	2018
As a percentage of revenues:
Cost of sales, net	76.9%	75.7%
As a percentage of revenues:
Selling, general and administrative expenses	20.0%	19.7%

Cost of sales, expressed as a percentage of revenues, increased to 76.9% in fiscal 2019 from 75.7% in fiscal 2018, representing gross margins of 23.1% in fiscal 2019 and 24.3% in fiscal 2018. As described above, from time to time the Company enters into longer-term contracts to fulfill large complex laundry projects for divisions of the federal government. These contracts generally have a lower gross margin compared to other equipment sales, however the Company believes that these contracts will result in higher margin opportunities in the long-term. The increase in cost of sales, expressed as a percentage of revenues, was primarily due to the Company’s increased engagement in longer-term federal government contracts during fiscal 2019 as compared to fiscal 2018. In the absence of such longer-term federal government contracts, cost of sales, expressed as a percentage of revenues, for fiscal 2019 as compared to fiscal 2018 increased 1.1% to 74.8% in fiscal 2019 from 73.7% in fiscal 2018, representing gross margins of 25.2% in fiscal 2019 and 26.3% in fiscal 2018, attributable primarily to changes in product mix.

Selling, general and administrative expenses increased by approximately $16.1 million (55%) in fiscal 2019 compared to fiscal 2018. As a percentage of revenues, selling, general and administrative expenses increased to 20.0% in fiscal 2019 from 19.7% in fiscal 2018. The increase in operating expenses is primarily attributable to (a) additional operating expenses associated with acquired businesses not reflected in prior fiscal year operating expenses, (b) additional operating expenses at the acquired businesses in pursuit of future growth and in support of the Company’s growing operations, (c) increases in operating expenses in connection with the Company’s growth, including greater accounting fees, legal fees, and insurance costs, (d) the addition of sales, service, and operations support professionals and related costs, as total personnel at June 30, 2019 increased by 71% compared to total personnel at June 30, 2018, with 76% of such increase attributable to sales and service related personnel, (e) increased investments in sales, service, and operations related technologies in support of the Company’s “buy-and-build growth” strategy, and (f) an increase in non-cash amortization expense related to the intangible assets the Company acquired in connection with its acquisitions and an increase in non-cash share-based compensation.

Interest expense, net was approximately $1.4 million in fiscal 2019 compared to approximately $552,000 of interest expense, net in fiscal 2018, and represents interest on borrowings. The increase was primarily attributable to an increase in outstanding debt, partially offset by a decrease in interest rates under the 2018 Credit Agreement as compared to the Company’s prior credit facility.

The Company’s effective income tax rate was 33.4% for fiscal 2019 compared to 37.9% in fiscal 2018. The decrease in the effective income tax rate in fiscal 2019 reflects lower taxes as a result of the enactment in December 2017 of the Tax Act, as defined and described in further detail below under “Critical Accounting Policies – Income Taxes.”

Inflation

Inflation did not have a significant effect on the Company’s operations during either of fiscal 2019 or 2018.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of the Company or its subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Secretary of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during December 2018 to run through December 31, 2019. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $146,000 and $137,000 during fiscal 2019 and 2018, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $144,000 during each of fiscal 2019 and 2018.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $252,000 during the fiscal 2019 and $168,000 during the period from October 31, 2017 through June 30, 2018.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage, entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. During February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were initially $26,000. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $369,000 during fiscal 2019. Payments under the leases from February 9, 2018 through June 30, 2018 were approximately $87,000.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $114,000 during fiscal 2019.

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries, entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $73,000 during fiscal 2019.

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

Revenue Recognition

Performance Obligations

Revenue primarily consists of revenues from the sale or leasing of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others; the sale of related replacement parts and accessories; and the provision of installation and maintenance services. The Company generates revenue primarily from the sale of equipment and parts to customers. Therefore, the majority of the Company’s contracts are short-term in nature and have a single performance obligation (to deliver products), and the Company’s performance obligation is satisfied when control of the product is transferred to the customer. Other contracts contain a combination of equipment sales and services expected to be performed in the near-term, which services are distinct and accounted for as separate performance obligations. Revenue is recognized on these contracts when control transfers to the Company’s customers via shipment of products or provision of services and the Company has the right to receive consideration for these products and services. Additionally, from time to time, the Company enters into longer-termed contracts which provide for the sale of the equipment by the Company and the provision by the Company of related installation and construction services. The installation on these types of contracts is usually completed within six to twelve months. From time to time, the Company also enters into maintenance and service contracts. These longer-term contracts, maintenance and service contracts have a single performance obligation where revenue is recognized over time using the cost-to-cost measure of progress, which best depicts the continuous transfer of control of goods or services to the customer.

The Company measures revenue, including shipping and handling fees charged to customers, as the amount of consideration it expects to be entitled to receive in exchange for its goods or services, net of any taxes collected from customers and subsequently remitted to governmental authorities. Costs associated with shipping and handling activities performed after the customer obtains control are accounted for as fulfillment costs.

Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the Company’s customer are satisfied, which generally occurs with the transfer of control upon shipment.

Revenues that are recognized over time include (i) longer-termed contracts that include equipment purchase with installation and construction services, (ii) maintenance contracts, and (iii) service contracts.

Contract Assets and Liabilities

Contract assets and liabilities are presented in the Company’s condensed consolidated balance sheets. Contract assets consist of unbilled amounts resulting from sales under longer-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. The Company typically receives progress payments on sales under longer-term contracts as work progresses, although for some contracts, the Company may be entitled to receive an advance payment. Contract assets also include retainage. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount (generally, from 5% to 20% of contract billings) until final contract settlement. Retainage amounts are generally classified as current assets within the Company’s consolidated balance sheets. Retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Contract liabilities consist of advanced payments, billings in excess of costs incurred and deferred revenue.

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

Customer Relationships, Tradenames and Other Intangible Assets

Customer relationships, tradenames, and other intangible assets are stated at cost less accumulated amortization. These assets, except for tradenames, are amortized on a straight-line basis over the estimated future periods to be benefited (5-10 years). The Company reviews the recoverability of intangible assets that are amortized based primarily upon an analysis of undiscounted cash flows from the intangible assets. In the event the expected future net cash flows become less than the carrying amount of the assets, an impairment loss would be recorded in the period the determination is made based on the fair value of the related assets.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. Pursuant to Staff Accounting Bulletin (“SAB”) No. 118 (“SAB 118”), the Company’s measurement period for implementing the accounting changes required by the Tax Act closed on December 22, 2018. The Company completed the accounting for the effects of the Tax Act in the second quarter of fiscal 2019. See Note 12 to the Consolidated Financial Statements included in Item 8 of this Report for additional information regarding income taxes.

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

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants, which may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s 2018 Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one-month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of June 30, 2019, the Company had approximately $40.8 million of outstanding borrowings. Interest on such borrowings accrued at a weighted average rate of 3.91%. Based on the amounts outstanding at June 30, 2019, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $408,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at June 30, 2019 or 2018.

The Company’s cash and cash equivalents are maintained in bank accounts which bear interest at prevailing interest rates. At June 30, 2019, bank deposits exceeded Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Item 8. Financial Statements and Supplementary Data.

EVI Industries, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

EVI Industries, Inc.

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EVI Industries, Inc., formerly EnviroStar, Inc. (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 13, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinions.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Miami, Florida

September 13, 2019

EVI Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

ASSETS
	June 30, 2019	June 30, 2018
Current assets
Cash and cash equivalents	$5,038	$1,330
Accounts receivable, net of allowance for doubtful accounts of $323 and $233, respectively	30,557	16,026
Inventories, net	26,445	15,350
Vendor deposits	403	606
Contract assets	2,487	1,012
Other current assets	2,938	2,050
Total current assets	67,868	36,374

Equipment and improvements, net	5,865	2,983
Intangible assets, net	22,351	15,775
Goodwill	54,501	37,061
Other assets	3,900	3,281

Total assets	$154,485	$95,474

The accompanying notes are an integral part of these consolidated financial statements

EVI Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	June 30, 2019	June 30, 2018
Current liabilities
Accounts payable and accrued expenses	$17,508	$11,742
Accrued employee expenses	5,187	4,248
Customer deposits	7,163	11,624
Contract liabilities	854	259
Current portion of long-term debt	—	1,195
Total current liabilities	30,712	29,068

Deferred income taxes, net	1,708	558
Long-term debt, net	40,563	8,817

Total liabilities	72,983	38,443

Commitments and contingencies (Note 16)

Common stock related to acquiree’s Employee Stock Ownership Plan (“ESOP”)	4,240	—

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares – 20,000,000; 11,825,615 shares issued at June 30, 2019 and 11,239,656 shares issued at June 30, 2018, including shares held in treasury	296	281
Additional paid-in capital	73,010	49,950
Retained earnings	9,635	7,511
Treasury stock, 72,934 shares, at cost, at June 30, 2019 and 52,686 shares, at cost, at June 30, 2018	(1,439)	(711)
Common stock related to acquiree’s ESOP	(4,240)	—
Total shareholders’ equity	77,262	57,031
Total liabilities and shareholders’ equity	$154,485	$95,474

The accompanying notes are an integral part of these consolidated financial statements

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended June 30,
	2019	2018
Revenues	$228,318	$150,007
Cost of sales	175,620	113,501
Gross profit	52,698	36,506
Selling, general and administrative expenses	45,693	29,572
Operating income	7,005	6,934
Interest expense, net	1,389	552
Income before provision for income taxes	5,616	6,382
Provision for income taxes	1,873	2,416
Net income	$3,743	$3,966
Net earnings per share – basic	$0.30	$0.34

Net earnings per share – diluted	$0.29	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

							Common
							Stock
			Additional				Related to
	Common Stock		Paid-in	Treasury Stock		Retained	Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at June 30, 2017	10,499,481	$262	$27,018	31,768	$(4)	$4,948	$—	$32,224
Dividends paid ($.12 per share)	—	—	—	—	—	(1,403)	—	(1,403)

Share repurchases	—	—	—	20,918	(707)	—	—	(707)

Issuance of restricted shares	53,700	2	(2)	—	—	—	—	—

Issuance of shares in connection with acquisitions	686,475	17	21,359	—	—	—	—	21,376

Stock compensation	—	—	1,575	—	—	—	—	1,575

Net income	—	—	—	—	—	3,966	—	3,966
Balance at June 30, 2018	11,239,656	281	49,950	52,686	(711)	7,511	—	57,031
Dividends paid ($.13 per share)	—	—	—	—	—	(1,619)	—	(1,619)

Share repurchases	—	—	—	20,248	(728)	—	—	(728)

Issuance of restricted shares	54,093	2	(2)	—	—	—	—	—

Issuances of shares under employee stock purchase plan	1,341	—	45	—	—	—	—	45

Issuance of shares in connection with acquisitions	530,525	13	21,277	—	—	—	(4,240)	17,050

Stock compensation	—	—	1,740	—	—	—	—	1,740

Net income	—	—	—	—	—	3,743	—	3,743
Balance at June 30, 2019	11,825,615	$296	$73,010	72,934	$(1,439)	$9,635	$(4,240)	$77,262

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

Years ended June 30,	2019	2018

Operating activities:
Net income	$3,743	$3,966
Adjustments to reconcile net income to net cash and cash equivalents (used) provided by operating activities:
Depreciation and amortization	2,743	1,579
Amortization of debt discount	95	18
Provision for bad debt expense	283	105
Share-based compensation	1,740	1,575
Inventory reserve	86	77
Provision for deferred income taxes	861	682
(Increase) decrease in operating assets:
Accounts receivable	(8,934)	3,773
Inventories	(4,335)	(1,884)
Vendor deposits	203	826
Contract assets	(1,475)	(926)
Other assets	(988)	(533)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,381	(4,321)
Accrued employee expenses	241	2,702
Customer deposits	(5,964)	5,593
Contract liabilities	595	(1,887)
Net cash (used) provided by operating activities	(8,725)	11,345

Investing activities:
Capital expenditures	(2,979)	(829)
Cash paid for acquisitions, net of cash acquired	(12,542)	(13,352)
Net cash used by investing activities	(15,521)	(14,181)
Financing activities:
Dividends paid	(1,619)	(1,403)
Proceeds from borrowings	112,963	71,628
Debt repayments	(82,435)	(66,079)
Payment of debt issuance costs	(272)	—
Repurchases of common stock in satisfaction of employee tax withholding obligations	(728)	(707)
Issuances of common stock under employee stock purchase plan	45	—

Net cash provided by financing activities	27,954	3,439
Net increase in cash and cash equivalents	3,708	603
Cash and cash equivalents at beginning of year	1,330	727
Cash and cash equivalents at end of year	$5,038	$1,330
Supplemental information:
Cash paid for interest	$1,231	$499
Cash paid for income taxes	$1,737	$1,223
Supplemental disclosure of non-cash financing activities
Common stock issued for acquisitions	$21,290	$21,376

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  General

Nature of Business

EVI Industries, Inc., formerly EnviroStar, Inc., indirectly through its subsidiaries (EVI Industries, Inc. and its subsidiaries, collectively, the “Company”), is a value-added distributor, and provides advisory and technical services. Through the Company’s vast sales organization, it provides its customers planning, designing, and consulting services related to their commercial laundry operations. The Company sells and/or leases its customers commercial laundry equipment specializing in washing, drying, finishing, material handling, water heating, power generation, and water reuse applications. In support of the suite of products it offers, the Company sells related parts and accessories. Additionally, through the Company’s robust network of commercial laundry technicians, the Company provides its customers installation, maintenance, and repair services.

The Company’s customers include retail, commercial, industrial, institutional, and government customers. Purchases made by customers range from parts and accessories, to single or multiple units of equipment, to large complex systems, as well as installation, maintenance and repair services.

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

On October 10, 2016, the Company, through its wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), completed the acquisition (the “Western State Design Acquisition”) of substantially all the assets of Western State Design, LLC (“WSD”), a California-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock. The assets and liabilities and results of operations of Western State Design are included in the Company’s consolidated financial statements as of, and for the fiscal years ended, June 30, 2018 and June 30, 2019. On June 19, 2017, the Company, through its wholly owned subsidiary, Martin-Ray Laundry Systems Inc. (“Martin-Ray”), completed the acquisition (the “Martin-Ray Acquisition”) of substantially all of the assets of Martin-Ray Laundry Systems, Inc. (“MRLS”), a Colorado-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry for a purchase price consisting of $2.0 million in cash and 98,668 shares of the Company’s common stock. The assets and liabilities and results of operations of Martin-Ray are included in the Company’s consolidated financial statements as of, and for the fiscal years ended, June 30, 2018 and June 30, 2019. On October 31, 2017, the Company, through its wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), completed the acquisition (the “TRS Acquisition”) of substantially all of the assets of Tri-State Technical Services, Inc. (“TRS”), a Georgia-based distributor of commercial, industrial, and vended laundry products and provider

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry for a purchase price consisting of $7.95 million in cash and 338,115 shares of the Company’s common stock. The assets and liabilities and results of operations of Tri-State following the October 31, 2017 closing date are included in the Company’s consolidated financial statements as of, and for the fiscal years ended, June 30, 2019 and June 30, 2018. On February 9, 2018, the Company, through its wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), completed the acquisition (the “AA Acquisition”) of substantially all of the assets of Zuf Acquisitions I LLC (d/b/a/ AAdvantage Laundry Systems) (“Zuf”) and Sky-Rent LP (collectively with Zuf “AA”). AAdvantage is a based in Dallas and distributes commercial, industrial, and vended laundry products and provides installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The total purchase price for the acquired businesses was $8.1 million in cash and 348,360 shares of the Company’s common stock. The assets and liabilities and results of operations of AAdvantage following the February 9, 2018 closing date are included in the Company’s consolidated financial statements as of, and for the fiscal years ended, June 30, 2019 and June 30, 2018. On September 12, 2018, the Company, through its wholly-owned subsidiary, Scott Equipment Inc. (“Scott Equipment”), completed the acquisition (the “SEI Acquisition”) of substantially all of the assets of Scott Equipment, Inc. (“SEI”), a Texas-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the SEI Acquisition consisted of $6.5 million in cash (subject to certain working capital and other adjustments) and 209,678 shares of the Company’s common stock. The financial condition, including assets and liabilities, and results of operations of the acquired business following the September 12, 2018 closing date are included in the Company’s consolidated financial statements as of, and for the fiscal year ended, June 30, 2019. On February 5, 2019, the Company completed the acquisition (the “PAC Acquisition”) of PAC Industries Inc. (“PAC”), a Pennsylvania-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, pursuant to a merger whereby PAC merged with and into PAC Industries Inc. (“PAC Industries”), a newly-formed wholly-owned subsidiary of the Company. The consideration paid by the Company in connection with the PAC Acquisition consisted of $6.4 million in cash (subject to certain working capital and other adjustments) and 179,847 shares of the Company’s common stock. The financial condition, including assets and liabilities, and results of operations of the acquired business following the February 5, 2019 closing date are included in the Company’s consolidated financial statements as of, and for the fiscal year ended, June 30, 2019. In addition to the SEI Acquisition and the PAC Acquisition, during the fiscal year ended June 30, 2019, the Company completed the acquisition of four other companies: Industrial Laundry Services, Inc., substantially all of the assets of which were acquired on September 4, 2018; Washington Automated, Inc., which merged with and into a newly-formed wholly-owned subsidiary of the Company on November 6, 2018; Skyline Equipment, Inc., substantially all of the assets of which were acquired on November 14, 2018; and Worldwide Laundry, Inc., substantially all of the assets of which were acquired on November 16, 2018), each of which is a distributor of commercial, industrial, and vended laundry products and a provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The total consideration for these four transactions consisted of $3.5 million in cash (subject to certain working capital and other adjustments), net of $738,000 of cash acquired, and 141,000 shares of the

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Company’s common stock. The financial condition, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates are included in the Company’s consolidated financial statements as of, and for the fiscal year ended, June 30, 2019. In connection with each acquisition, the Company, indirectly through its wholly-owned subsidiary, also assumed certain of the liabilities related to the acquired business.

See Note 3 for additional information regarding the TRS Acquisition, the AA Acquisition, the SEI Acquisition, the PAC Acquisition and the four other acquisitions completed during the fiscal year ended June 30, 2019.

See also Note 20 for information regarding the acquisition of substantially all of the assets of Commercial Laundry Products, Inc., Professional Laundry Systems of PA, Inc. and Professional Laundry Systems West, Inc., which was completed during August 2019.

2.       Summary of Significant Accounting Policies

Principles of Consolidation	The accompanying consolidated financial statements include the accounts of EVI Industries, Inc. and its subsidiaries, all of which are wholly-owned. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition	Adoption of New Revenue Standard

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“Topic 606”). Topic 606 supersedes the revenue requirements in ASU Topic 605, “Revenue Recognition” ("Topic 605"), and requires the recognition of revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. To recognize revenue, the Company does the following:

•	identify the contract(s) with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to the performance obligations in the contract; and
•	recognize revenue when, or as, the entity satisfies a performance obligation.

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

The Company adopted the New Revenue Standard on July 1, 2018 using the modified retrospective approach. The New Revenue Standard did not have an impact on the amount and timing of the Company’s revenue recognition through July 1, 2018. Results for reporting periods beginning on and after July 1, 2018 are presented under the New Revenue Standard, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Revenue Recognition

Performance Obligations

Revenue primarily consists of revenues from the sale or leasing of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others; the sale of related replacement parts and accessories; and the provision of installation and maintenance services. The Company generates revenue primarily from the sale of equipment and parts to customers. Therefore, the majority of the Company’s contracts are short-term in nature and have a single performance obligation (to deliver products), and the Company’s performance obligation is satisfied when control of the product is transferred to the customer. Other contracts contain a combination of equipment sales and services expected to be performed in the near-term, which services are distinct and accounted for as separate performance obligations. Revenue is recognized on these contracts when control transfers to the Company’s customers via shipment of products or provision of services and the Company has the right to receive consideration for these products and services. Additionally, from time to time, the Company enters into longer-termed contracts which provide for the sale of the equipment by the Company and the provision by the Company of related installation and construction services. The installation on these types of contracts is usually completed within six to twelve months. From time to time, the Company also enters into maintenance contracts and ad hoc maintenance and installation service contracts. These longer-term contracts, and maintenance and service contracts have a single performance obligation where revenue is recognized over time using the cost-to-cost measure of progress, which best depicts the continuous transfer of control of goods or services to the customer.

The Company measures revenue, including shipping and handling fees charged to customers, as the amount of consideration it expects to be entitled to receive in exchange for its goods or services, net of any taxes collected from customers and subsequently remitted to governmental authorities. Costs associated with shipping and handling activities performed after the customer obtains control are accounted for as fulfillment costs and are not promised services that have to be further evaluated under Topic 606.

Revenue from products transferred to customers at a point in time include commercial and vended laundry parts and equipment sales and accounted for approximately 83% of the Company’s revenue for the fiscal year ended June 30, 2019. Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the Company’s customer are satisfied, which generally occurs with the transfer of control upon shipment.

Revenues that are recognized over time include (i) longer-termed contracts that include equipment purchase with installation and construction services, (ii) maintenance contracts, and (iii) service contracts. Revenue from products and services that are recognized over time accounted for approximately 17% of the Company’s revenue for both the fiscal year ended June 30, 2019.

Contract Assets and Liabilities

Contract assets and liabilities are presented in the Company’s consolidated balance sheets. Contract assets consist of unbilled amounts resulting from sales under longer-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. The Company

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

typically receives progress payments on sales under longer-term contracts as work progresses, although for certain contracts, the Company may be entitled to receive an advance payment. Contract assets also include retainage. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount (generally, from 5% to 20% of contract billings) until final contract settlement. Retainage amounts are generally classified as current assets within the Company’s consolidated balance sheets. Retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Contract liabilities consist of advanced payments, billings in excess of costs incurred and deferred revenue.

Costs, estimated earnings and billings on longer-term contracts when the cost-to-cost method of revenue recognition is utilized as of June 30, 2019 and 2018 consisted of the following (in thousands):

June 30,	2019	2018

Costs incurred on uncompleted contracts	$19,285	$5,286
Estimated earnings	1,224	1,072
Less: revenues recognized to date	(19,673)	(5,605)
Retainage	797	—
Ending balance	$1,633	$753

These amounts are included in the Company’s consolidated balance sheets under the following captions (in thousands):

June 30,	2019	2018
Contract assets	$2,487	$1,012
Contract liabilities	(854)	(259)
Ending balance	$1,633	$753

Goodwill	Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net assets acquired in a business combination. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The Company performed its annual impairment test on April 1, 2019 and determined there was no impairment.

Accounts Receivable

Accounts receivable are customer obligations due under what management believes to be customary trade terms. The Company sells its products primarily to laundry plants, hotels, motels, cruise lines, hospitals, nursing homes, government institutions, vended laundry facilities and distributors and dry cleaning stores and chains. The Company performs continuing credit evaluations of its customers’ financial condition and depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Management reviews accounts receivable on a regular basis to determine whether it is probable that any amounts are impaired. The Company includes any balances that are deemed probable to be impaired in its overall allowance for doubtful accounts. The provision for doubtful accounts is recorded in selling, general and administrative expenses in the consolidated statements of operations. If customary attempts to collect a receivable are not successful, the receivable is then written off against the allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $323,000 at June 30, 2019 and $233,000 at June 30, 2018. Actual write-offs may vary from the recorded allowance.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Cash and Cash Equivalents	The Company considers all short term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less when purchased to be cash equivalents. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Inventories	Inventories consist principally of equipment inventories and spare part inventories. Equipment inventories are valued at the lower of cost, determined on the specific identification method, or net realizable value. Spare part inventories are valued at the lower of average cost or net realizable value. Lower of cost or net realizable value adjustments are recorded in cost of goods sold in the consolidated statement of operations.

Equipment, Improvements and Depreciation

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on straight-line methods over useful lives of five to seven years for furniture and equipment and the shorter of ten years or the remaining lease term (including renewal periods that are deemed reasonably assured) for leasehold improvements. Depreciation and amortization of property and equipment is included in selling, general and administrative expenses in the consolidated statements of operations. Repairs and maintenance costs are expensed as incurred.

Customer-Related Intangibles, Tradenames and Other Intangible Assets

Finite-lived intangibles are amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. Customer-related intangibles, non-compete, and other finite-lived intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over the estimated future periods to be benefited (5-10 years). Amortization of finite-lived intangibles is included in selling, general and administrative expenses in the consolidated statements of operations. The Company also evaluates indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company performed its annual impairment test on April 1, 2019 and determined there was no impairment.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Asset Impairments	The Company periodically reviews the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell. The Company has concluded that there was no impairment of long-lived assets in the fiscal year ended June 30, 2019 (sometimes hereinafter referred to as “fiscal 2019”) or the fiscal year ended June 30, 2018 (sometimes hereinafter referred to as “fiscal 2018”).

Estimates	The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates on an ongoing basis. Estimates which may be particularly significant to the Company’s consolidated financial statements include those relating to the determination of impairment of assets (including goodwill and intangible assets), the useful life of property and equipment, net realizable value of inventory, the residual value of leased equipment, the recoverability of deferred income tax assets, allowances for doubtful accounts, intangible assets, estimates to complete on contracts where revenue is recognized over time, the carrying value of inventories and long-lived assets, the timing of revenue recognition, and sales returns and allowances. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recognition of revenues and expenses and the carrying value of assets and liabilities that are not readily apparent from other sources. Assumptions and estimates may, however, prove to have been incorrect, and actual results may differ from these estimates.

Earnings Per Share

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards are considered participating securities because these awards contain a non-forfeitable right to dividends paid prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. During fiscal 2019 and fiscal 2018, the Company issued awards of 34,345 and 66,226 shares of restricted stock, respectively, under the EVI Industries, Inc. 2015 Equity Incentive Plan (see Note 19). Such shares are deemed to constitute a second class of stock for accounting purposes. Basic and diluted earnings per share for fiscal 2019 and fiscal 2018 are computed as follows (in thousands, except per share data):

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the years ended June 30,
	2019	2018

Net income	$3,743	$3,966
Less: distributed and undistributed income allocated to non-vested restricted common stock	260	295
Net income allocated to EVI Industries, Inc. shareholders	$3,483	$3,671
Weighted average shares outstanding used in basic earnings per share	11,533	10,840

Dilutive common share equivalents	489	437
Weighted average shares outstanding used in dilutive earnings per share	12,022	11,277
Basic earnings per share	$0.30	$0.34
Diluted earnings per share	$0.29	$0.33

At June 30, 2019, other than 813,610 unvested shares subject to restricted stock awards, there were no potentially dilutive securities outstanding. The remaining 69,744 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive. At June 30, 2018, other than 437,000 shares subject to restricted stock awards, there were no potentially dilutive securities outstanding. The remaining 466,148 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive.

Supplier Concentration	The Company purchases laundry, dry cleaning equipment, boilers and other products from a number of manufacturers and suppliers. Purchases from three of these manufacturers accounted for a total of approximately 62% of the Company’s purchases for fiscal 2019 and purchases from four manufacturers accounted for approximately 76% of the Company’s purchases for fiscal 2018.

Advertising Costs	The Company expenses the cost of advertising as of the first date an advertisement is run. The Company incurred approximately $355,000 and $164,000 of advertising costs for fiscal 2019 and 2018, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations.

Shipping and Handling	Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products is included in selling, general and administrative expenses.

EVI Industries, Inc. and Subsidiaries

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

The Company has no assets or liabilities that are adjusted to fair value on a recurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis during fiscal 2019 or 2018, except for certain assets acquired and liabilities assumed in a business combination (as described in Note 3).

The Company’s cash and cash equivalents, accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximated estimated fair value, using Level 1 inputs, as they are maintained with various high-quality financial institutions and have original maturities of three months or less. The fair value of the Company’s indebtedness was estimated using Level 2 inputs based on quoted prices for those or similar debt instruments using applicable interest rates as of June 30, 2019 and approximate the carrying value of such debt because it accrues interest at variable rates that are repriced frequently.

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

Income Taxes

The Company recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is determined that it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Significant judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowances that might be required against the deferred tax assets. Management evaluates the Company’s ability to realize its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it believes that it is more likely than not that the asset will not be realized. There were no valuation allowance adjustments during fiscal 2019 or fiscal 2018.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately reflect actual outcomes. The Company does not believe that there are any unrecognized tax benefits as of June 30, 2019 or 2018 related to tax positions taken on its income tax returns. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statements of operations.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. Pursuant to Staff Accounting Bulletin (“SAB”) No. 118 (“SAB 118”), the Company’s measurement period for implementing the accounting changes required by the Tax Act closed on December 22, 2018. The Company completed the accounting for the effects of the Tax Act in the second quarter of fiscal 2019, which did not result in any changes to previously reported amounts, and there were no adjustments to the preliminary amounts previously recognized.

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“Topic 842”), which is designed to increase transparency and comparability by requiring the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of certain additional information about leasing arrangements. The new standard will require an entity to recognize the following for all leases (with the exception of short-term leases) at the commencement date (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Topic 842 is effective for fiscal years beginning after December 15, 2018 (i.e., the fiscal year ending June 30, 2020 for the Company). In July 2018, updated guidance was issued which provides an additional transition method of adoption that allows entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted Topic 842 utilizing this modified retrospective adoption method with an effective date of July 1, 2019. Consequently, the accompanying financial statements and footnotes have not been updated to comply with Topic 842.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company has completed scoping reviews to identify a complete population of leases, and determined its population of leases is comprised largely of real estate leases. While the Company continues to assess all of the effects of adopting Topic 842, the Company currently believes the most significant effects will relate to the recognition of new ROU assets and lease liabilities on the consolidated balance sheet for its real estate operating leases. The Company does not expect that the adoption of Topic 842 will have a significant impact on the Company’s consolidated statements of operations or cash flows.

Topic 842 provides a number of optional practical expedients and policy elections in transition. The Company expects to elect the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements.

Topic 842 also provides practical expedients for an entity’s ongoing accounting. The Company expects to elect the short-term lease recognition exemption for all leases that qualify (i.e., leases of 12 months or less). This means, for those leases that qualify, the Company, if it elects such exemptions, will not recognize ROU assets or lease liabilities, including ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all of the Company’s leases.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), to reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for internal-use software. Accounting for the service element of the cloud computing arrangement is not affected by the new guidance. Under ASU 2018-15, amortization expense and payments for, and asset balances related to, such capitalized implementation costs are to be presented within the same line items of the entity’s balance sheets and statements of operations and cash flows, as the related balances and service fee activity would be presented. ASU 2018-15 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential effect of the adoption of ASU 2018-15 on its consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Management does not believe the impact of other issued accounting standards and updates, which are not yet effective, will have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Acquisitions	TRS Acquisition

On October 31, 2017, the Company, indirectly through Tri-State, the Company’s wholly-owned subsidiary, completed the TRS Acquisition pursuant to which it purchased substantially all of the assets of TRS for a purchase price consisting of approximately $7,952,000 in cash and 338,115 shares of the Company’s common stock. The Company used borrowings under its credit facility at the time to fund the cash consideration. Fees and expenses related to the TRS Acquisition, consisting primarily of legal and other professional fees, totaled approximately $137,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the fiscal year ended June 30, 2018. The Company, indirectly through Tri-State, also assumed certain of the liabilities of TRS. The total purchase price was $17.3 million, which included cash acquired of $1.8 million.

The TRS Acquisition was treated for accounting purposes as a purchase of TRS using the acquisition method of accounting. Under the acquisition method of accounting, the aggregate consideration in the TRS Acquisition was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of the purchase price consideration and the allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

Purchase price consideration:
Cash consideration, net of cash acquired(a)	$6,474
Stock consideration(b)	9,027
Total purchase price consideration, net of cash acquired	$15,501

(a)Includes $8,250,000 paid net of $1.8 million of cash acquired.

(b)Calculated as 338,115 shares of the Company’s common stock, multiplied by $26.70, the closing price of the Company’s common stock on the closing date.

Allocation of purchase price consideration:
Accounts receivable	$3,416
Inventory	3,050
Other assets	1,565
Equipment and improvements	805
Intangible assets	5,200
Accounts payable and accrued expenses	(2,220)
Customer deposits	(1,289)
Total identifiable net assets	10,527
Goodwill	4,974
Total	$15,501

Intangible assets consist of $1.5 million allocated to the Tri-State trade name and $3.7 million allocated to customer-related intangible assets. The Tri-State trade name is indefinite-lived and therefore not subject to amortization. The Tri-State trade name is evaluated for impairment annually or more frequently if an event occurs or circumstances change that indicate it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets will be amortized over 10 years.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Goodwill is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the TRS Acquisition.

AA Acquisition

On February 9, 2018, the Company, indirectly through AAdvantage, the Company’s wholly-owned subsidiary, completed the AA Acquisition pursuant to which it purchased substantially all of the assets of AA for a total purchase price consisting of approximately $8.1 million in cash and 348,360 shares of the Company’s common stock. and the Company used borrowings under its credit facility at the time to fund the cash consideration. Fees and expenses related to the AA Acquisition, consisting primarily of legal and other professional fees, totaled approximately $160,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the fiscal year ended June 30, 2018. The Company, indirectly through AAdvantage, also assumed certain of the liabilities of AA. The total purchase price was $20.4 million, which included cash acquired of $0.9 million.

The AA Acquisition was treated for accounting purposes as a purchase of AA using the acquisition method of accounting. Under the acquisition method of accounting, the aggregate consideration in the AA Acquisition was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of the purchase price consideration and the allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

Purchase price consideration:
Cash consideration, net of cash acquired(a)	$7,175
Stock consideration(b)	12,349
Total purchase price consideration, net of cash acquired	$19,524

(a)Includes $8,119,000 paid at closing (inclusive of a preliminary working capital adjustment) net of $0.9 million of cash acquired.

(b)Calculated as 348,360 shares of the Company’s common stock, multiplied by $35.45, the closing price of the Company’s common stock on the closing date.

Allocation of purchase price consideration:
Accounts receivable	$2,850
Inventory	2,816
Other assets	2,966
Equipment and improvements	771
Intangible assets	4,300
Accounts payable and accrued expenses	(1,228)
Customer deposits	(285)
Total identifiable net assets	12,190
Goodwill	7,334
Total	$19,524

Intangible assets consist of $1.8 million allocated to the AA trade name and $2.5 million allocated to customer-related intangible assets. The AA trade name is indefinite-lived and therefore not subject to amortization. The AA trade name is evaluated for impairment annually or more frequently if an event occurs or circumstances change that indicate it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets will be amortized over 10 years.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Goodwill is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the AA Acquisition.

SEI Acquisition

On September 12, 2018, the Company completed the acquisition (the “SEI Acquisition”) of Scott Equipment Inc. (“SEI”), a Texas-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. In the SEI Acquisition, the Company, indirectly through its newly-formed wholly-owned subsidiary, Scott Equipment Inc. (“Scott Equipment”), purchased substantially all of the assets of SEI for a purchase price consisting of approximately $6,500,000 in cash and 209,678 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility at the time. Fees and expenses related to the SEI Acquisition, consisting primarily of legal and other professional fees, totaled approximately $65,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the fiscal year ended June 30, 2019. The Company, indirectly through Scott Equipment, also assumed certain of the liabilities of SEI. The total purchase price for accounting purposes was $15.9 million, which included cash acquired of $2.8 million.

The SEI Acquisition was treated for accounting purposes as a purchase of SEI using the acquisition method of accounting. Under the acquisition method of accounting, the aggregate consideration in the SEI Acquisition was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

Purchase price consideration:
Cash consideration, net of cash acquired(a)	$3,709
Stock consideration(b)	9,436
Total purchase price consideration, net of cash acquired	$13,145

(a)Includes $6,500,000 paid net of $2.8 million of cash acquired.

(b)Calculated as 209,678 shares of the Company’s common stock, multiplied by $45.00, the closing price of the Company’s common stock on the closing date.

Allocation of purchase price consideration:
Accounts receivable	$2,658
Inventory	1,595
Other assets	156
Equipment and improvements	424
Intangible assets	3,100
Accounts payable and accrued expenses	(740)
Customer deposits	(398)
Total identifiable net assets	6,795
Goodwill	6,350
Total	$13,145

EVI Industries, Inc. and Subsidiaries

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

Intangible assets consist of $1.3 million allocated to the Scott Equipment trade name and $1.8 million allocated to customer-related intangible assets. The Scott Equipment trade name is indefinite-lived and therefore not subject to amortization. The Scott Equipment trade name is evaluated for impairment annually or more frequently if an event occurs or circumstances change that indicate it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets will be amortized over 10 years.

Goodwill is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the SEI Acquisition.

PAC Acquisition

On February 5, 2019, the Company completed the acquisition (the “PAC Acquisition”) of PAC Industries Inc. (“PAC”), a Pennsylvania-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, pursuant to a merger whereby PAC merged with and into PAC Industries Inc., a newly-formed wholly-owned subsidiary of the Company (“PAC Industries”). The purchase price in the PAC Acquisition consisted of approximately $6,400,000 in cash and 179,847 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its current credit facility. Fees and expenses related to the PAC Acquisition, consisting primarily of legal and other professional fees, totaled approximately $182,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the fiscal year ended June 30, 2019. The total purchase price for accounting purposes was $13.1 million, which included cash acquired of $1.1 million.

The PAC Acquisition was treated for accounting purposes as a purchase of PAC using the acquisition method of accounting. Under the acquisition method of accounting, the aggregate consideration in the PAC Acquisition was allocated to the assets and liabilities of PAC, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

EVI Industries, Inc. and Subsidiaries

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

Allocation of purchase price consideration:
Accounts receivable	$2,231
Inventory	2,136
Other assets	158
Equipment and improvements	357
Intangible assets	3,000
Accounts payable and accrued expenses	(1,912)
Customer deposits	(465)
Assumption of debt	(200)
Total identifiable net assets	5,305
Goodwill	6,660
Total	$11,965

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

Intangible assets consist of $1.1 million allocated to the PAC Industries trade name and $1.9 million allocated to customer-related intangible assets. The PAC Industries trade name is indefinite-lived and therefore not subject to amortization. The PAC Industries trade name is evaluated for impairment annually or more frequently if an event occurs or circumstances change that indicate it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets will be amortized over 10 years.

Goodwill is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce of PAC, as well as benefits from the increased scale of the Company as a result of the PAC Acquisition.

In connection with the PAC Acquisition, the Company transferred 114,634 shares to PAC’s ESOP. These shares were not permitted to be traded during the six-month period commencing on the closing date. Further, if a distribution event occurred during such six-month period, then each participant would have had the option to require the Company to purchase such participant’s shares at fair market value. Due to the Company’s obligation under this put option, which was in effect at June 30, 2019 but has subsequently expired, the distributed shares subject to the put option and the shares held by the ESOP are classified as temporary equity in the mezzanine section of the consolidated balance sheet as of June 30, 2019. There were no distribution events during the six-month restriction period.

Other Acquisitions

As previously described, in addition to the SEI Acquisition and the PAC Acquisition, during the fiscal ended June 30, 2019, the Company completed the acquisition of four other companies (Industrial Laundry Services, Inc. on September 4, 2018, Washington Automated, Inc. on November 6, 2018, Skyline Equipment, Inc. on November 14, 2018 and Worldwide Laundry, Inc. on November 16, 2018). The total consideration

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

for these four transactions consisted of $3.5 million in cash, net of $738,000 of cash acquired, and 141,000 shares of the Company’s common stock. The Company funded the cash consideration for each acquisition with credit facility borrowings. Each acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company preliminarily allocated a total of $4.5 million to goodwill, $1.3 million to customer-related intangibles, and $690,000 to the respective trade names. The purchase price allocations are considered preliminary, as the Company is still assessing certain working capital and valuation-related items.

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the TRS Acquisition, AA Acquisition, SEI Acquisition, PAC Acquisition and the four other acquisitions completed during fiscal 2019 as described above, as if the Company had completed each such transaction and all related financing transactions on July 1, 2017, using the estimated fair values of the assets acquired and liabilities assumed. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the acquisitions and related financing transactions had occurred on the date assumed, nor are they indicative of future results of operations.

	For the year ended June 30,
(in thousands)	2019 (Unaudited)	2018 (Unaudited)
Revenues	$252,182	$240,711
Net income	4,472	7,046

The Company’s consolidated results of operations for fiscal 2019 include total revenue of approximately $98.8 million and total net income of approximately $2.9 million attributable to businesses acquired during fiscal 2019 or 2018, based on the consolidated effective tax rate. These results of acquired businesses do not include the effects of acquisition costs or interest expense associated with consideration paid for the related acquisitions.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Accounts Receivable	Accounts receivable as of June 30, 2019 and 2018 consisted of the following (in thousands):

June 30,	2019	2018

Accounts receivable - trade	$26,158	$14,761
Contract receivables	4,722	770
Retention receivables	—	728
	30,880	16,259
Allowance for doubtful accounts	(323)	(233)
	$30,557	$16,026

5. Inventories	Inventories as of June 30, 2019 and 2018 were comprised of (in thousands):

June 30,	2019	2018

Equipment and parts	$26,735	$15,603
Reserve	(290)	(253)
	$26,445	$15,350

The Company established reserves of approximately $290,000 and $253,000 as of June 30, 2019 and 2018, respectively, against slow moving inventory.

6. Vendor Deposits	Vendor deposits represent advances made to the Company’s vendors for specialized inventory on order.

7. Other Current Assets	Other current assets as of June 30, 2019 and 2018 were comprised of (in thousands):

June 30,	2019	2018

Other receivables	$856	$480
Prepaid insurance	251	295
Other current assets	1,831	1,275
	$2,938	$2,050

8. Net Investment in Sales Type Leases	The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases

2020	$1,383	$765	$618
2021	889	530	359
2022	600	320	280
2023	354	163	191
2024	140	57	83
Thereafter	94	51	43
			$1,574	*

* Excludes residual values of $1.4 million

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The total net investments in sales type leases, including stated residual values, as of June 30, 2019 and 2018 was $3.0 million and $2.8 million, respectively. The current portion of $0.5 million and $0.4 million is included in Other Current Assets in the consolidated balance sheets as of June 30, 2019 and 2018, respectively, and the long term portion of $2.5 million and $2.4 million is included in Other Assets in the consolidated balance sheets as of June 30, 2019 and 2018, respectively.

9. Equipment and Improvements	Major classes of equipment and improvements as of June 30, 2019 and 2018 consisted of the following (in thousands):

June 30,	2019	2018

Furniture and equipment	$3,365	$2,019
Leasehold improvements	1,567	674
Vehicles	3,902	1,989
	8,834	4,682
Accumulated depreciation and amortization	(2,969)	(1,699)
	$5,865	$2,983

Depreciation and amortization of equipment and improvements amounted to approximately $1.2 million in fiscal 2019 and $721,000 in fiscal 2018.

10. Goodwill and Intangible Assets	The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2017	$24,753
Goodwill from TRS Acquisition	4,974
Goodwill from AA Acquisition	7,334
Balance at June 30, 2018	37,061
Goodwill from SEI Acquisition	6,350
Goodwill from PAC Acquisition	6,660
Goodwill from other acquisitions (as described in Note 3)	4,430
Balance at June 30, 2019	$54,501

Customer-related intangibles, tradenames and other intangible assets as of June 30, 2019 and 2018 consisted of the following (dollars in thousands):

June 30,	Estimated Useful Lives (in years)	2019	2018

Customer-related intangibles	8-10	$15,340	$10,380
Tradenames	Indefinite	9,145	6,055
Covenants not to compete	5	566	566
License agreements	10	529	529
Trademarks and patents	10-15	176	176
		25,756	17,706
Accumulated amortization		(3,405)	(1,931)
		$22,351	$15,775

Amortization expense was approximately $1.5 million in fiscal 2019 and $858,000 in fiscal 2018. Weighted average remaining estimated useful lives for customer-related intangibles, covenants not to compete, license agreements, and trademarks and patents were 8.4 years, 2.4 years, 0 years and 1.0 years, respectively.

Based on the carrying amount of intangible assets as of June 30, 2019, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in the five-year period ending June 30, 2024 and thereafter is as follows (in thousands):

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal years ending June 30,

2020	$1,665
2021	1,659
2022	1,593
2023	1,550
2024	1,550
Thereafter	5,189
Total	$13,206

11. Accounts Payable and Accrued Expenses	Accounts payable and accrued expenses as of June 30, 2019 and 2018 were comprised of (in thousands):

June 30,	2019	2018

Accounts payable	$11,305	$7,691
Accrued expenses	5,065	3,371
Sales tax accruals	1,138	680
	$17,508	$11,742

12. Income Taxes	The following are the components of income taxes (in thousands):

Fiscal years ended June 30,	2019	2018

Current
Federal	$673	$1,192
State	339	542
	1,012	1,734

Deferred
Federal	663	562
State	198	120
	861	682
	$1,873	$2,416

The reconciliation of income tax expense computed at the federal statutory tax rate of 21% and 28% for the fiscal years ended June 30, 2019 and 2018, respectively, to the provision for income taxes is as follows (in thousands):

Fiscal years ended June 30,	2019	2018

Tax at the statutory rate	$1,180	$1,788
State income taxes, net of federal benefit	323	319
Other	370	309
	$1,873	$2,416

Effective tax rate	33.4%	37.9%

Deferred income taxes reflect the net tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and the basis used for income tax purposes.  Significant components of the Company’s current and noncurrent deferred tax assets and liabilities as of June 30, 2019 and 2018 were as follows (in thousands):

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal years ended June 30,	2019	2018

Deferred tax assets:
Allowance for doubtful accounts	$116	$66
Inventory capitalization	471	303
Stock compensation	499	277
Other	46	74
	1,132	720

Deferred tax liabilities:
Goodwill	(1,375)	(664)
Depreciation	(1,217)	(614)
Intangible assets	(248)	—
	(2,840)	(1,278)
Net deferred income tax (liabilities) assets	$(1,708)	$(558)

As of June 30, 2019, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2014.

As previously discussed, on December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate. Pursuant to SAB 118, the Company’s measurement period for implementing the accounting changes required by the Tax Act closed on December 22, 2018. The Company completed the accounting under ASC 740 in the second quarter of fiscal 2019, and there were no adjustments to the preliminary amounts previously recognized.

13. Debt	The Company’s long-term debt as of June 30, 2019 and 2018 was as follows (in thousands):

	June 30, 2019	June 30, 2018
Term Loan	$—	$6,375
Revolving Line of Credit	40,800	3,697
Less: unamortized discount and deferred financing costs	(237)	(60)
Total debt, net	40,563	10,012
Less: current maturities of long-term debt	—	(1,195)
Total long-term debt	$40,563	$8,817

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At June 30, 2019, the Company was in compliance with its covenants under the 2018 Credit Agreement and $6.9 million was available to borrow under the revolving credit facility.

The obligations of the Company under the 2018 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

In connection with the Western State Design Acquisition, on October 7, 2016, the Company entered into a $20.0 million credit agreement (the “Prior Credit Facility”), consisting of a $15.0 million revolving line of credit, subject to adjustment as described below (the “Revolving Line of Credit”), and a $5.0 million term loan (the “Term Loan”). The Company used a total of approximately $12.6 million of borrowings under the Revolving Line of Credit and Term Loan to fund a portion of the cash consideration paid in connection with the Western State Design Acquisition, and to pay approximately $88,000 of fees, costs and expenses arising in connection with entering into the Credit Facility.

In connection with the TRS Acquisition, the Company’s Prior Credit Facility was amended on October 30, 2017. Pursuant to the amendment, the Company received an additional approximately $2.8 million of borrowings under the Term Loan and, in connection therewith, the maximum borrowing limit of the Prior Credit Facility was increased from $20.0 million to approximately $22.2 million and the minimum required monthly payments under the Term Loan (as described below) were increased from $60,000 to $100,000. The Company used a total of approximately $7.9 million of borrowings under the Revolving Line of Credit and Term Loan to fund the cash consideration paid in connection with the TRS Acquisition.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In connection with the AA Acquisition, the Company’s Prior Credit Facility was further amended on February 8, 2018. Pursuant to the amendment, the Company received an additional approximately $5.0 million of borrowings under the Revolving Line of Credit and, in connection therewith, the maximum borrowing limit of the Revolving Line of Credit was increased from $15.0 million to approximately $20.0 million. Pursuant to the terms of the Prior Credit Facility, however, the amount of permitted borrowings under the Revolving Line of Credit is also subject to a cap determined using an asset-based formula, which may limit the amount available for borrowing. The Company used a total of approximately $8.1 million of borrowings under the Revolving Line of Credit to fund the cash consideration paid in connection with the AA Acquisition.

At June 30, 2018, $3.7 million was outstanding under the Revolving Line of Credit and $6.4 million was outstanding under the Term Loan. In connection with its entry into the 2018 Credit Agreement on November 2, 2018, the Company repaid all outstanding amounts under, and terminated, the Prior Credit Facility.

14. Related Party Transactions	Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of the Company or its subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Secretary of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during December 2018 to run through December 31, 2019. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $146,000 and $137,000 during the fiscal years ended June 30, 2019 and 2018, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $144,000 during each of the fiscal years ended June 30, 2019 and 2018.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $252,000 during the fiscal year ended June 30, 2019 and $168,000 during the period from October 31, 2017 through June 30, 2018.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. During February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were initially $26,000. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $369,000 during the fiscal year ended June 30, 2019. Payments under the leases from February 9, 2018 through June 30, 2018 were approximately $87,000.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $114,000 during the fiscal year ended June 30, 2019.

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries, entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $73,000 during the fiscal year ended June 30, 2019.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Concentrations of Credit Risk	Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts and trade receivables. The Company maintains its cash and cash equivalents at large financial institutions. At June 30, 2019, bank deposits exceeded Federal Deposit Insurance Corporation insured limits. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base. Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold. Sales to a federal government agency accounted for approximately 9% and 8% of the Company’s revenues for fiscal 2019 and 2018, respectively. Additionally, no single contract for a federal government facility or other contract accounted for more than 10% of the Company’s revenues for fiscal 2019 or 2018. As of June 30, 2019, the largest account receivable from a single third party entity relating to a single project was $4.0 million. There were no other accounts receivable due from any individual entity which accounted for greater than 10% of the Company’s accounts receivable at June 30, 2019.

16. Commitments and Contingencies	In addition to the leased warehouse and office space described in Note 14 above, the Company leases additional warehouse facilities from unrelated third parties under operating leases.

Minimum future rental commitments for all of the Company’s real property leases, including those with related parties, approximate the following (in thousands):

Fiscal years ending June 30,

2020	$1,922
2021	1,554
2022	1,332
2023	1,031
2024	179
Total	$6,018

Rent expense, including those with related parties, under these leases totaled approximately $1.5 million and $704,000 for fiscal 2019 and 2018, respectively.

The Company, through its manufacturers, provides parts warranties for products sold. These warranties are mainly the responsibility of the manufacturer. As such, warranty-related expenses are generally insignificant to the Company’s consolidated financial statements.

Further, in the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for any such expenses or outlays it incurs. As of June 30, 2019 and June 30, 2018, outstanding performance and payment bonds totaled $8.0 million and $8.3 million, respectively. As of June 30, 2019, there were no estimated costs to complete on projects secured by these bonds. As of June 30, 2018, estimated costs to complete projects secured by these bonds totaled $4.4 million.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

17. Retirement Plan

The Company has participatory deferred compensation plans under which it matches half of employee contributions up to 6% of an eligible employee’s yearly compensation on a discretionary basis. Employees are eligible to participate in the plans after one year of service. The Company contributed approximately $453,000 and $228,000 to the plans during fiscal 2019 and fiscal 2018, respectively. The plans are qualified under Section 401(k) of the Internal Revenue Code.

18. Shareholders’ Equity

On December 11, 2018, the Company’s Board of Directors declared a $.13 per share cash dividend on the Company’s common stock (an aggregate of approximately $1.6 million), which was paid on January 8, 2019 to stockholders of record at the close of business on December 26, 2018.

On December 12, 2017, the Company’s Board of Directors declared a $.12 per share cash dividend on the Company’s common stock (an aggregate of approximately $1.4 million), which was paid on January 9, 2018 to stockholders of record at the close of business on December 26, 2017.

19. Equity Plan

In November 2015, the Company’s stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to awards granted under the Plan. The fair value of awards granted under the Plan is expensed on a straight-line basis over the vesting period of the awards. Share-based compensation expense, which totaled $1.7 million and $1.6 million in fiscal 2019 and 2018, respectively, is included in selling, general and administrative expenses in the Company’s consolidated statements of operations. During fiscal 2019, the Company granted a total of 34,345 shares of restricted stock, a portion of which is scheduled to vest ratably over four years and the remainder of which is scheduled to vest in 5 to 31 years. The total grant date fair value of such restricted stock was $1.2 million. During fiscal 2018, the Company granted a total of 66,226 shares of restricted stock, a portion of which is scheduled to vest ratably over four years and the remainder of which is scheduled to vest in 10 to 29 years. The total grant date fair value of such restricted stock was $2.5 million. In each case, the fair value of the restricted stock was determined using the closing price of the Company’s common stock on the applicable grant date. During fiscal 2019, 54,093 shares of restricted stock vested and 20,248 shares of common stock with an aggregate fair market value of $728,000 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock. During fiscal 2018, 53,700 shares of restricted stock vested and 20,918 shares of common stock with an aggregate fair market value of $707,000 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock. As of June 30, 2019, the Company had $15.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock, which is recognized over the weighted-average period of 17.3 years after the respective dates of grant.

The following is a summary of non-vested restricted stock activity as of, and for the fiscal year ended, June 30, 2019:

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted stock outstanding at June 30, 2018	903,102	$18.41	—	$—
Granted	6,845	36.53	27,500	36.24
Vested	(54,093)	17.43	—	—
Forfeited	—	—	—	—
Non-vested restricted stock outstanding at June 30, 2019	855,854	$18.62	27,500	$36.24

Employee Stock Purchase Plan

The Company’s employee stock purchase plan commenced on July 1, 2018 and provides for consecutive six-month offering periods. During fiscal 2019, 1,341 shares of common stock were issued under the Company’s employee stock purchase plan for which the Company received net proceeds of $45,000. There were no shares issued under the Company’s employee stock purchase plan during fiscal 2018.

20. Subsequent Events

On August 1, 2019, the Company, through its wholly-owned subsidiary, Professional Laundry Systems, LLC (“Professional Laundry Systems”), completed the acquisition of substantially all of the assets of Commercial Laundry Products, Inc., Professional Laundry Systems of PA, Inc., and Professional Laundry Systems West, Inc. (collectively “PLS”), a New York-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of cash and stock and was immaterial to the Company on a consolidated basis. Pursuant to the Asset Purchase Agreement, the Company, indirectly through Professional Laundry Systems, also assumed certain of the liabilities of PLS. The financial position, including assets and liabilities, and results of operations of PLS following the August 1, 2019 closing date will be consolidated in the Company’s consolidated financial statements beginning with the quarter ending September 30, 2019.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). “Internal control over financial reporting” means a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of the company’s management and directors, and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the company’s financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. This evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on its evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2019.

Management has excluded Scott Equipment, PAC Industries, Industrial Laundry Services, Washington Automated, Skyline Equipment and Worldwide Laundry from its assessment of internal control over financial reporting as of June 30, 2019. Each of these businesses was acquired by the Company during fiscal 2019, and management has not conducted an assessment of the acquired businesses’ internal control over financial reporting. Total assets and revenues of Scott Equipment represent 11% and 8%, respectively, of the related consolidated financial statement amounts of the Company as of, and for the fiscal year ended, June 30, 2019. Total assets and revenues of PAC Industries represent 10% and 4%, respectively, of the related consolidated financial statement amounts of the Company as of, and for the fiscal year ended, June 30, 2019. Total assets and revenues of each of Industrial Laundry Services, Washington Automated, Skyline Equipment and Worldwide Laundry were not significant to the Company on a consolidated basis and, in the aggregate, represent 8% and 5%, respectively, of the related consolidated financial statement amounts of the Company as of, and for the fiscal year ended, June 30, 2019.

BDO USA, LLP (“BDO”), the independent registered public accounting firm which audits the Company’s financial statements, has audited the Company’s internal control over financial reporting as of June 30, 2019 and has expressed an unqualified opinion thereon as stated in BDO’s report below.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

EVI Industries, Inc.

Miami, Florida

Opinion on Internal Control over Financial Reporting

We have audited EVI Industries, Inc.’s, formerly EnviroStar, Inc. (the “Company’s”) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2019, and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2019, and the related notes, and our report dated September 13, 2019 expressed an unqualified opinion thereon.

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

As indicated in the accompanying 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Industrial Laundry Services, Inc. (“ILS”), Scott Equipment, Inc. (“Scott Equipment”), Skyline Equipment, Inc. (“Skyline”), Washington Automated, Inc. (“Washington”), Worldwide Laundry, Inc. (“Worldwide”), and PAC Industries, Inc. (“PAC”), which were acquired on September 4, 2018, September 12, 2018, November 14, 2018, November 6, 2018, November 16, 2018, and February 5, 2019, respectively, and which are included in the consolidated balance sheets of the Company as of June 30, 2019, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. ILS, Scott Equipment, Skyline, Washington, Worldwide, and PAC which aggregately constituted 29% of total assets as of June 30, 2019, and 17% and 2% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of ILS, Scott Equipment, Skyline, Washington, Worldwide, and PAC because of the timing of their acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these subsidiaries.

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

Miami Florida

September 13, 2019

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2019 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2019 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information, as of June 30, 2019, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$-	507,512
Equity compensation plans not approved by security holders	0	$-	0
Total	0	$-	507,512

Other Information

The remaining information required by Item 12 of Form 10-K will be provided by incorporating such information by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2019 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2019 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2019 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1)       Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2019 and 2018

Consolidated Statements of Operations for the years ended June 30, 2019 and 2018

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended June 30, 2019 and 2018

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

(3)       Exhibits. The following exhibits are either filed as a part of or furnished with this Report, or are incorporated into this Report by reference to documents previously filed by the Company with the SEC, as indicated below:

Exhibit No.	Description
2(a)*	Asset Purchase Agreement, dated as of June 20, 2018, by and among the Company and Scott Equipment, Inc., a wholly owned subsidiary of the Company, on the one hand, and John Scott Martin, Jr., the John S. Martin Family Limited Partnership, a Texas limited partnership, John Scott Martin, Jr. Testamentary Trust and Scott Equipment, Inc., on the other hand (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018)

2(b)*	Stock Purchase Agreement, dated as of January 18, 2019, by and among the Company, PAC Industries, Inc., PAC Industries, Inc. Employee Stock Ownership Trust, First Bankers Trust Services, Inc. as trustee for PAC Industries, Inc. Employee Stock Ownership Plan, Kaitlyn A. Costabile, Philip A. Costabile II, Christina Marie Costabile, Emily M. Bradbury, Karrah D. Devlin, Sommer Costabile, Rocco J. Costabile, and Frank Costabile (Incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the SEC on February 11, 2019)
3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986 (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986 (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(6)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998 (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999 (Incorporated by reference to Exhibit 3.1(g) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009 (Incorporated by reference to Exhibit 3.1(h) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(9)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 30, 2016 (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2016)

3(a)(10)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 21, 2018 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2018)
3(b)	By-Laws of the Company, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2007) [1]
4(a)	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 20, 2016)
4(b)	Stockholders Agreement, dated as of March 6, 2015, by and among Michael S. Steiner, Robert M. Steiner, Henry Nahmad and Symmetric Capital LLC (Incorporated by reference to Exhibit 99.6(c) to Amendment No. 11 to Schedule 13D/A relating to the Company’s Common Stock filed by Michael S. Steiner with the SEC on March 9, 2015)
4(c)	Stockholders Agreement, dated as of October 10, 2016, among the Company, Symmetric Capital LLC, Symmetric Capital II LLC, Henry M. Nahmad, Western State Design, LLC, Dennis Mack and Tom Marks (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)
4(d)	Stockholders Agreement, dated as of June 19, 2017, by and among the Company, Symmetric Capital LLC, Symmetric Capital II LLC, Henry M. Nahmad, William Mann, Jim Hohnstein and Timm Mullen (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)
4(e)	Stockholders Agreement, dated as of October 31, 2017, by and among the Company, Symmetric Capital LLC, Symmetric Capital II LLC, Henry M. Nahmad and Vernon Matthew Stephenson (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017)
4(f)	Stockholders Agreement, dated as of February 9, 2018, by and among the Company, Zuf Acquisitions I LLC, d/b/a/ AAdvantage Laundry Systems, Zuf Management LLC, Michael Zuffinetti, Ryan C. Smith, Sky-Rent LP, Sky-Rent Management LLC, and Teri Zuffinetti (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018)
4(g)	Description of the Company’s Securities (Filed herewith)
10(a)	Credit Agreement, dated as of November 2, 2018, by and among the Company, as Borrower, certain subsidiaries of the Company party thereto, as Guarantors, Bank of America, N.A, as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bank National Association, as Joint Lead Arrangers, Merrill Lynch Pierce, Fenner & Smith Incorporated, as Sole Bookrunner, and other lender parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018)

10(b)	Non-Competition and Non-Solicitation Agreement, dated as of March 6, 2015, by and among the Company, Symmetric Capital LLC and Michael S. Steiner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2015)
10(c)(1)**	EVI Industries, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 14, 2015)
10(c)(2)**	Form of Notice of Grant and Restricted Stock Agreement under EVI Industries, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10(e)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017)
10(c)(3)**	Form of Notice of Grant and Stock Option Agreement under EVI Industries, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2015)
21	Subsidiaries of the Company (Filed herewith)
23	Consent of BDO USA, LLP (Filed herewith)
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The schedules and exhibits to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

** Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVI Industries, Inc.

Dated: September 13, 2019
By:	/s/ Henry M. Nahmad
Henry M. Nahmad
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Henry M. Nahmad	Chairman, Chief Executive Officer	September 13, 2019
Henry M. Nahmad	(Principal Executive Officer) and President

/s/ Michael S. Steiner	Executive Vice President	September 13, 2019
Michael S. Steiner	and Director

/s/ Dennis Mack	Executive Vice President	September 13, 2019
Dennis Mack	and Director

/s/ Robert H. Lazar	Chief Financial Officer	September 13, 2019
Robert H. Lazar	(Principal Financial and Accounting Officer)

/s/ David Blyer	Director	September 13, 2019
David Blyer

/s/ Alan M. Grunspan	Director	September 13, 2019
Alan M. Grunspan

/s/ Timothy P. LaMacchia	Director	September 13, 2019
Timothy P. LaMacchia

/s/ Hal M. Lucas	Director	September 13, 2019
Hal M. Lucas

/s/ Todd Oretsky	Director	September 13, 2019
Todd Oretsky