Form 10-K/A
period 2019-06-30
EVI INDUSTRIES, INC.
filed 2019-10-28
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).

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

The number of outstanding shares of the registrant’s common stock as of October 18, 2019 was 11,789,731.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

EVI Industries, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Fiscal 2019 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2019, solely to provide the remaining information required by Items 10-14 of Part III of Form 10-K. Except as it relates to the provision of such information, this Amendment does not reflect subsequent events occurring after the original filing date of the Fiscal 2019 Form 10-K or modify or update in any way disclosures made in the Fiscal 2019 Form 10-K.

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

-i-

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the names and ages of the Company’s executive officers and directors, and their respective positions with the Company.

Name	Age	Position
Henry M. Nahmad	40	Chairman, Chief Executive Officer and President
Michael S. Steiner	63	Executive Vice President and Director
Dennis Mack	75	Executive Vice President, Corporate Strategy and Director
Tom Marks	60	Executive Vice President, Business Development
Robert H. Lazar	55	Chief Financial Officer and Chief Accounting Officer
David Blyer	59	Director
Alan M. Grunspan	59	Director
Timothy P. LaMacchia	57	Director
Hal M. Lucas	40	Director
Todd Oretsky	45	Director

Set forth below is certain additional information for each executive officer and director of the Company, including his principal occupation or employment for at least the previous five years and, with respect to each director, his specific experience, qualifications, attributes and/or skills which, in the opinion of the Company’s Board of Directors (the “Board”), qualifies him to serve as a director and are likely to enhance the Board’s ability to manage and direct the Company’s business and affairs.

Henry Nahmad has served as a director of the Company and as Chairman, Chief Executive Officer and President of the Company since March 2015. Prior to joining the Company, Mr. Nahmad served as Chief Executive Officer of Chemstar Corp., a provider of food safety and sanitation solutions, from July 2009 to March 2014. From 2001 to 2004 and from 2007 to 2009, Mr. Nahmad worked in various capacities at Watsco, Inc., the largest distributor of HVAC/R products. The Board believes that Mr. Nahmad’s knowledge, leadership skills, business relationships, and experience, including with respect to growth from acquisitions and other strategic transactions, make Mr. Nahmad a valuable member of the Board and benefit the Company, including with respect to its business, operations and growth strategy.

Michael S. Steiner has served as a director of the Company since 1998 and as Executive Vice President of the Company since March 2015. He served as the Company’s Chairman from December 2012 through March 2015 and the Company’s Chief Operating . He also served as Chief Executive Officer and President of the Company from November 1998, when the Company acquired Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly owned operating subsidiary of the Company, through March 2015. Mr. Steiner has been President and Chief Executive Officer of Steiner-Atlantic since 1988. The Board believes that, based on his positions with the Company and Steiner-Atlantic, Mr. Steiner provides the Board with a deep understanding of the Company’s operations, products, customers, suppliers and employees, in addition to the Company’s challenges, needs, opportunities and strategies. The Board also believes that it benefits from Mr. Steiner’s understanding of finance, law and taxation gained through his Bachelor of Sciences degree in finance, Juris Doctor degree and Masters of Law degree in taxation.

Dennis Mack has served as Executive Vice President of the Company since October 2016 when he was appointed to such position in connection with the Company’s acquisition of substantially all of the assets of Western State Design LLC (“WSD”) at that time. In December 2018, his corporate title was changed to Executive Vice President, Corporate Strategy. Mr. Mack has also been a director of the Company since November 2016. Mr. Mack founded WSD in 1974 and served as its President. Since October 2016, he has served as the President of Western State Design, Inc. (“Western State Design”), the Company’s wholly owned subsidiary through which the Company acquired substantially all of the assets of WSD and conducts its business. The Board believes that it benefits from Mr. Mack’s knowledge of the commercial laundry industry as well as his understanding of the operations, prospects, products, customers, suppliers and employees of Western State Design.

Tom Marks has served as Executive Vice President of the Company since October 2016 when he was appointed to such position in connection with the Company’s acquisition of substantially all of the assets of WSD at that time. In December 2018, his corporate title was changed to Executive Vice President, Business Development. Mr. Marks is also Executive Vice President of Western State Design. He was employed by WSD since 1987, including as Executive Vice President since 2007.

Robert H. Lazar was appointed to serve as the Company’s Chief Financial Officer in May 2017 after joining the Company as its Chief Accounting Officer and Vice President of Finance in January 2017. Mr. Lazar previously served as Chief Accounting Officer and Vice President of Finance for Steiner Leisure Limited, a provider of spa services and manufacturer and distributor of cosmetics, where he was employed since 2000. Prior to joining Steiner Leisure Limited, Mr. Lazar worked in various capacities at Arthur Andersen LLP, including as Senior Manager from 1995 to 2000.

David Blyer has served as a director of the Company since 1998. Since April 2017, Mr. Blyer has served as President and Chief Executive Officer of Arreva LLC (“Arreva”), which provides software to serve the fundraising and donor relationship management needs of nonprofit organizations. Arreva is the successor by merger to DonorCommunity Inc. (“DonorCommunity”), a company founded by Mr. Blyer which provided a software platform to non-profit organizations to assist in their operational and fundraising activities. Mr. Blyer served as President and Chief Executive Officer of DonorCommunity from August 2010 until the time of its merger with Telosa Software to form Arreva. Mr. Blyer was Co-Chairman of Stone Profiles LLC (formerly Profiles in Concrete, Inc.), a manufacturer and installer of architectural cast stone for the residential and commercial construction markets, from January 2005 until March 2010. From July 2002 until January 2005, Mr. Blyer was an independent consultant. Mr. Blyer was Chief Executive Officer and President of Vento Software, Inc. (“Vento”), a developer of software for specialized business applications, from 1994, when he co-founded Vento, until November 1999, when Vento was acquired by SPSS Inc. (“SPSS”), a computer software company that developed and distributed technology for the analysis of data in decision-making and which merged with a subsidiary of International Business Machines Corporation in 2010. From November 1999 until December 2000, Mr. Blyer served as Vice President of Vento and, from January 2001 until July 2002, he served as President of the Enabling Technology Division of SPSS. The Board believes that Mr. Blyer brings to the Board broad experience in developing sales and marketing strategies, in addition to business operations skills gained through his founding and running of a number of diverse companies as well as his leading of a division of SPSS, which at the time was a publicly-held company. Mr. Blyer has an MBA in finance.

Alan M. Grunspan has served as a director of the Company since 1999. Since December 2004, Mr. Grunspan has been a Shareholder of the law firm of Carlton Fields Jorden Burt, P.A. (“Carlton Fields”). From 1989 until he joined Carlton Fields, Mr. Grunspan was a member of the law firm of Kaufman Dickstein & Grunspan, P.A. The Board believes that it benefits from Mr. Grunspan’s service due to, among other things, his over 25 years of experience as a business lawyer with an understanding of the industry in which the Company operates and environmental matters, including those that particularly pertain to the dry cleaning and laundry industry. The Board also believes that Mr. Grunspan brings valuable financing expertise to the Board obtained from his Bachelor of Sciences degree in finance and his legal practice, and that he provides management experience to the Board obtained from his management of a law firm prior to joining Carlton Fields.

Timothy P. LaMacchia has served as a director of the Company since December 2017. Mr. LaMacchia is a private investor. He was a Partner at Ernst & Young LLP from 2002 until his retirement in June 2017. Prior to joining Ernst & Young LLP, Mr. LaMacchia was a Partner at Arthur Andersen LLP, where he was employed since 1986. The Board believes that Mr. LaMacchia provides meaningful insight to the Board and makes important contributions to the Audit Committee, including as a result of his finance and accounting background.

Hal M. Lucas has served as a director of the Company since 2015. Mr. Lucas is an attorney in private practice. He is a founding partner of the law firm of Lucas Savitz P.L. (and its predecessor), where Mr. Lucas has practiced since 2011. Prior to that time, Mr. Lucas was an attorney at the law firm of Astigarraga Davis Mullins & Grossman, P.A. from 2008 to 2011 and at the law firm of Bilzin Sumberg Baena Price & Axelrod LLP from 2004 to 2008. Mr. Lucas also served as Of Counsel to Astigarraga Davis Mullins & Grossman, P.A. from 2011 to 2013. Mr. Lucas obtained his Juris Doctor degree from The University of Texas School of Law and a Bachelor’s degree in economics and international relations from The Johns Hopkins University. The Board believes that it benefits from Mr. Lucas’ experience in legal and business matters gained from his career as a practicing attorney, and that Mr. Lucas’ experience relating to his co-founding and co-management of Lucas Savitz P.L. is a valuable asset to the Board.

Todd Oretsky has served as a director of the Company since 2015. Mr. Oretsky is the Managing Member of Jack Oretsky Holdings, LLC. He is an entrepreneur who has successfully bought, built and started businesses. Among other successful ventures, Mr. Oretsky most recently founded Inspired Work Communities LLC (d/b/a Pipeline Workspaces), where he serves as its Chief Executive Officer. Prior to his entrepreneurial career, Mr. Oretsky served as a corporate attorney at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, where he structured and advised international corporate clients with respect to debt and equity offerings. Mr. Oretsky has an MBA from The Wharton School of the University of Pennsylvania, a Juris Doctor degree from NYU School of Law, and a Bachelor’s degree in accounting from the University of Florida. The Board believes that Mr. Oretsky provides valuable input to the Board based on his experience in buying, building and starting businesses, as well as his knowledge of and experience in structuring acquisitions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of the Company’s Common Stock and other equity securities, if any, with the SEC and the NYSE American. The Company’s directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the fiscal year ended June 30, 2019 (“fiscal 2019”).

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. The Code of Business Conduct and Ethics is supplemented by a Senior Financial Officer Code of Ethics that applies to the Company’s Chief Executive Officer and senior financial officers. The Code of Business Conduct and Ethics and the Senior Financial Officer Code of Ethics are posted in the “Investors – Corporate Governance – Governance Documents” section of the Company’s website at www.evi-ind.com. Any amendments to, or waivers of, the Code of Business Conduct and Ethics or Senior Financial Officer Code of Ethics (in each case, to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) will be posted on the Company’s website or made available by other appropriate means as required or permitted under applicable rules and regulations of the SEC and the NYSE American.

Audit Committee

The Company’s Board of Directors has a standing Audit Committee. The Audit Committee consists of Timothy P. LaMacchia, Chairman, Alan M. Grunspan and Todd Oretsky. The Board determined that each member of the Audit Committee is “financially literate” and “independent” within the meaning of rules of the NYSE American (including, with respect to their independence, the additional independence requirements applicable to audit committee members thereunder) and applicable SEC rules and regulations. The Board also determined that Mr. LaMacchia is qualified as an “audit committee financial expert,” as defined under Item 407 of Regulation S-K promulgated by the SEC.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information concerning compensation which, for the fiscal years ended June 30, 2019 and 2018, the Company paid to, or accrued on behalf of, Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, and the Company’s next two highest paid executive officers during the fiscal year ended June 30, 2019 (collectively, the “Named Executive Officers”).

Name and Principal Positions(1)	Fiscal Year	Salary(2)	Bonus(3)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation	Total
Henry M. Nahmad Chairman, Chief Executive Officer and President	2019 2018	$550,000 $550,000	- $400,000	- -	- -	- -	- -	- -	$550,000 $950,000
Dennis Mack Executive Vice President, Corporate Strategy	2019 2018	$300,000 $300,000	$150,000 $100,000	- -	- -	- -	- -	$ 8,250 -	$458,250 $400,000
Tom Marks Executive Vice President, Business Development	2019 2018	$300,000 $300,000	$150,000 $100,000	- -	- -	- -	- -	$ 8,250 -	$458,250 $400,000

(1)	The Company does not have an employment agreement with any of the Named Executive Officers. The compensation of the Named Executive Officers is determined by the Compensation Committee of the Board of Directors. Each Named Executive Officer receives an annual base salary and may receive bonuses, in cash and/or equity awards, pursuant to bonus plans which may established from time to time by the Compensation Committee or otherwise at the discretion of the Compensation Committee. Equity awards, if any, are granted under the Company’s 2015 Equity Incentive Plan (the “Equity Incentive Plan”). The Named Executive Officers are also provided certain benefits, including health and welfare benefits and the right to participate in the Company’s participatory Section 401(k) Profit Sharing Plan described below, on the same basis as the Company’s other employees.

(2)	Represents the annual base salary paid to the Named Executive Officer during the applicable fiscal year. Each Named Executive Officer's annual base salary is subject to adjustment from time to time at the discretion of the Compensation Committee.

(3)	Represents discretionary cash bonuses paid upon the approval of the Compensation Committee, in each cash, based upon a subjective evaluation of the performance of the Company and the applicable Named Executive Officer. With respect to the bonuses paid to Mr. Mack and Mr. Marks for fiscal years 2019 and 2018, the Compensation Committee considered the recommendation of the Company’s Chief Executive Officer and the positive performance of the Company and its operating subsidiaries, including Western State Design (of which Mr. Mack is the President and Mr. Marks is Executive Vice President), and the Company’s financial condition. With respect to the bonus paid to Mr. Nahmad for fiscal 2018, the Compensation Committee considered the success of the Company’s growth strategy and achievements with respect to strategic acquisitions, as well as Mr. Nahmad’s role with respect thereto, and the Company’s financial results and condition, including its cash position. In approving the bonus to Mr. Nahmad, the Compensation Committee also considered the report and recommendation of, and the Compensation Committee’s discussions with, Pearl Meyer & Partners, LLC, a third party compensation consultant, regarding such bonus.

Outstanding Equity Awards at June 30, 2019

The following table sets forth certain information regarding restricted stock awards of the Company’s Common Stock held by Henry M. Nahmad. Other than as set forth below, none of the Named Executive Officers held any restricted stock awards or other equity-based awards, including stock options, of the Company at June 30, 2019.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Henry M. Nahmad	362,917(1)	$13,888,834	-	-
	362,917(2)	$13,888,834	-	-

(1)	Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related award agreement, including as described below under “Compensation Plans and Arrangements,” 75% of these restricted shares are scheduled to vest on November 5, 2040, the date on which Mr. Nahmad will reach the age of 62, and the balance of these restricted shares is scheduled to vest in two remaining equal annual installments in November 2019 and 2020.

(2)	Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related award agreement, including as described below under “Compensation Plans and Arrangements,” 75% of these restricted shares are scheduled to vest on November 5, 2040, the date on which Mr. Nahmad will reach the age of 62, and the balance of these restricted shares is scheduled to vest in two remaining equal annual installments in June 2020 and 2021.

Compensation Plans and Arrangements

As described above, no Named Executive Officer is a party to an employment agreement with the Company. In addition, the Company has no plans or arrangements with any Named Executive Officer which provide for the payment of retirement benefits, or benefits that would be paid primarily following retirement, other than the Company’s participatory Section 401(k) Profit Sharing Plan, a deferred compensation plan under which the Company matches 50% of employee contributions up to 6% of an eligible employee’s yearly compensation on a discretionary basis. Such compensation is tax deferred under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Further, the Company has no contracts, agreements, plans or arrangements that provide for the payment in the future to any Named Executive Officer following or in connection with his resignation, termination of employment or a change in control of the Company. However, outstanding restricted stock awards of the Company’s Common Stock, including those granted to Mr. Nahmad, will accelerate and immediately vest, to the extent not previously vested or forfeited, in the event of the award holder’s death or Disability (as defined in the award agreements). In addition, pursuant to the Company’s Equity Incentive Plan, such restricted stock awards may, in the discretion of the Compensation Committee, accelerate and immediately vest, to the extent not previously vested or forfeited, upon a Change in Control of the Company (as defined in the Company’s Equity Incentive Plan). In the event that vesting is accelerated, any unrecognized stock-based compensation expense would be immediately recognized. Had the restricted stock awards held by Mr. Nahmad vested upon his death or Disability or upon a Change in Control of the Company as of June 30, 2019, the value of the accelerated vesting of the restricted shares would have been $27,777,667 (based on the closing price of the Company’s Common Stock on the NYSE American on June 30, 2019 and the number of restricted shares of Common Stock that would have been subject to accelerated vesting) and the Company would have recognized $11,038,027 of stock-based compensation.

Director Compensation

The Compensation Committee, with the input and assistance of the Company’s Chief Executive Officer, recommends director compensation to the full Board of Directors. The Board of Directors approves director compensation based on factors it considers to be appropriate, market conditions and trends, and the recommendation of the Compensation Committee.

The compensation program for the Company’s non-employee directors is intended to assist the Company in attracting and retaining qualified directors, reward non-employee directors for their service on the Board and its committees through both equity awards and cash fees, and align the interests of the non-employee directors with those of stockholders. Pursuant to the program, each non-employee director receives annually a grant of $50,000 of restricted stock awards (based on the closing price of the Company’s Common Stock on the date of grant), which generally vest in four equal annual installments beginning on the first anniversary of the grant date. The restricted stock awards are granted under, and subject to, the Company’s Equity Incentive Plan and related award agreements. In addition to restricted stock awards, the Company’s compensation program for its non-employee directors also includes a cash component, pursuant to which (i) each non-employee director currently receives an annual cash fee of $5,000, (ii) the Chairman of the Audit Committee currently receives an additional annual cash fee of $10,000, (iii) each other member of the Audit Committee currently receives an additional annual cash fee of $2,500, (iv) the Chairman of the Compensation Committee currently receives an additional annual cash fee of $5,000, and (v) each other member of the Compensation Committee currently receives an additional annual cash fee of $3,500 (which was increased from $1,500 during December 2018).

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

Director Compensation Table – Fiscal 2019

The following table sets forth certain information regarding the compensation paid to each individal who served as a non-employee director of the Company during fiscal 2019 in consideration for his service on the Board and its committees during the year.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
David Blyer	$7,500	$50,000	—	—	—	—	$57,500
Alan M. Grunspan	$7,500	$50,000	—	—	—	—	$57,500
Timothy P. LaMacchia	$15,000	$50,000	—	—	—	—	$65,000
Hal M. Lucas	$10,000	$50,000	—	—	—	—	$60,000
Todd Oretsky	$7,500	$50,000	—	—	—	—	$57,500

(1)	Represents the grant date fair value of the restricted stock awards granted to each non-employee director during December 2018. The restricted stock awards granted to each non-employee director cover a total of 1,369 shares and are scheduled to vest in equal annual installments on the first, second, third and fourth anniversary of the grant date. Assumptions used in the calculation of the grant date fair value of these restricted stock awards are included in Note 19 to the Fiscal 2019 Form 10-K, as filed with the SEC on September 13, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates, as of October 18, 2019, information about the beneficial ownership of the Company’s Common Stock by (i) each director of the Company, (ii) each Named Executive Officer of the Company, (iii) all directors and executive officers of the Company as of October 18, 2019 as a group and (iv) each person who the Company knows beneficially owns more than 5% of the Company’s Common Stock outstanding, plus shares deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exhange Act. All such shares were owned directly with sole voting and investment power unless otherwise indicated. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of the Company’s Common Stock which he or she has or shares, directly or indirectly, voting or investment power, or which he or she has the right to acquire beneficial ownership of at any time within 60 days after October 18, 2019. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, shares. Except as otherwise indicated, the address of each beneficial owner named in the table below is c/o EVI Industries, Inc., 4500 Biscayne Blvd., Suite 340, Miami, Florida 33137.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Symmetric Capital LLC	5,463,284	(1)	43.2%

Symmetric Capital II LLC	1,290,323		10.2%
Henry M. Nahmad	7,495,239	(1)(2)(3)	59.3%
Michael S. Steiner	500,100	(4)	4.0%
Western State Design LLC	2,044,990	(5)	16.2%
2331 Tripaldi Way Hayward, CA 94545
Dennis Mack	2,044,990	(5)(6)	16.2%
2331 Tripaldi Way Hayward, CA 94545
Tom Marks 2331 Tripaldi Way Hayward, CA 94545	2,044,990	(5)(6)	16.2%
David Blyer	3,228(7)		*
Alan M. Grunspan	5,728(7)		*
Timothy P. LaMacchia	2,915(7)		*
Hal M. Lucas	3,228(7)		*
Todd Oretsky	3,228(7)		*
ADW Capital Partners, L.P.(8) 5175 Watson Street NW Washington, D.C. 20016	1,201,757		9.5%
All directors and executive officers as of October 18, 2019 as a group (10 persons)	7,531,654	(9)	59.6%

* Less than one percent of class.

(1)	Includes (a) a total of 580,100 shares owned by Mr. Michael Steiner and Mr. Robert Steiner as to which Symmetric Capital and Mr. Nahmad, as the Manager of Symmetric Capital, have voting power pursuant to the Symmetric Capital - Steiner Stockholders Agreement described below and (b) a total of 2,044,990 shares owned by WSD, Mr. Mack and Mr. Marks as to which Symmetric Capital and Mr. Nahmad, as the Manager of Symmetric Capital, have voting power pursuant to the Symmetric Capital – WSD Stockholders Agreement described below. See “Certain Relationships and Related Transactions - Controlling Stockholder; Stockholders Agreements” below for additional information regarding the Symmetric Capital - Steiner Stockholders Agreement and the Symmetric Capital – WSD Stockholders Agreement.

(2)	Includes the 5,463,284 shares beneficially owned by Symmetric Capital and 1,290,323 shares beneficially owned by Symmetric Capital II, all of which Mr. Nahmad may be deemed to have voting and investment power over as a result of his position as Manager of such entities.

(3)	Includes 725,834 shares subject to restricted stock awards granted to Mr. Nahmad which have not yet vested but as to which Mr. Nahmad has voting power. Mr. Nahmad does not have investment power over any such restricted shares.

(4)	All of the shares owned by Mr. Steiner are subject to the Symmetric Capital - Steiner Stockholders Agreement pursuant to which Symmetric Capital and Mr. Nahmad, as the Manager of Symmetric Capital, have voting power over such shares. See “Certain Relationships and Related Transactions - Controlling Stockholder; Stockholders Agreements” below for additional information regarding the Symmetric Capital - Steiner Stockholders Agreement.

(5)	All of the shares owned by WSD, Mr. Mack and Mr. Marks are subject to the Symmetric Capital – WSD Stockholders Agreement pursuant to which Symmetric Capital and Mr. Nahmad, as the Manager of Symmetric Capital, have voting power over such shares. See “Certain Relationships and Related Transactions - Controlling Stockholder; Stockholders Agreements” below for additional information regarding the Symmetric Capital – WSD Stockholders Agreement.

(6)	Represents the shares owned by WSD, over which Mr. Mack and Mr. Marks, as the sole members of WSD, may be deemed to have shared investment power.

(7)	Includes, for each of Mr. Blyer, Mr. Grunspan, Mr. Lucas and Mr. Oretsky, 2,299 shares, and for Mr. LaMacchia, 2,528 shares, in each case, subject to restricted stock awards granted to such director which have not yet vested but as to which such director has voting power. No director has investment power over any such restricted shares. 807 of such restricted shares for each of Mr. Blyer, Mr. Grunspan, Mr. Lucas and Mr. Oretsky, and 729 of such restricted shares for Mr. LaMacchia are scheduled to vest within 60 days after October 18, 2019.

(8)	The address and share ownership information is based on the Schedule 13G/A filed jointly by ADW Capital Partners, L.P., ADW Capital Management, LLC and Adam D. Wyden with the SEC on February 11, 2019. Such Schedule 13G/A states that the filers have shared voting and dispositive power over all 1,201,757 shares.

(9)	Includes, in addition to the shares subject to restricted stock awards described above, 18,088 shares subject to restricted stock awards granted to Robert H. Lazar, the Company’s Chief Financial Officer and Chief Accounting Officer, which have not yet vested but as to which Mr. Lazar has voting power. Mr. Lazar does not have investment power over any such restricted shares.

Equity Compensation Plan Information

Information required by Item 12 of Form 10-K with respect to the Company equity compensation plans is set forth under Item 12 of Part III of the Fiscal 2019 Form 10-K, as filed with the SEC on September 13, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Controlling Stockholder; Stockholders Agreements

As the Manager of Symmetric Capital LLC (“Symmetric Capital”) and Symmetric Capital II LLC (“Symmetric Capital II”), Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, may be deemed to have beneficial ownership of all of the shares of the Company’s Common Stock beneficially owned directly or indirectly by Symmetric Capital and Symmetric Capital II. Symmetric Capital and Symmetric Capital II directly own 2,838,194 shares and 1,290,323 shares, respectively, of the Company’s Common Stock, which represent approximately 22.4% and 10.2%, respectively, of the total number of issued and outstanding shares of the Company’s Common Stock. In addition, as a result of the Stockholders Agreements described below, Symmetric Capital and Mr. Nahmad, as its Manager, have voting power over (i) all 580,100 shares of the Company’s Common Stock owned by Michael S. Steiner and his brother, Robert M. Steiner, and (ii) all 2,044,990 shares of the Company’s Common Stock owned by WSD, Dennis Mack and Tom Marks. As a result, including shares subject to restricted stock awards granted to Mr. Nahmad which have not yet vested but as to which he has the power to vote, Mr. Nahmad may be deemed to have voting power over a total of 7,495,239 shares of the Company’s Common Stock, which represents approximately 59.3% of the issued and outstanding shares of the Company’s Common Stock as of October 18, 2019. Accordingly, Mr. Nahmad has the voting power to control the election of the Company’s directors and any other matter requiring the affirmative vote or consent of a majority of the outstanding shares of the Company’s Common Stock.

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

Related Person Transactions

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during December 2018 to run through December 31, 2019. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $146,000 and $137,000 during the fiscal years ended June 30, 2019 and 2018, respectively.

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

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. During February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mr. Zuffinetti. Monthly base rental payments were initially $26,000. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $369,000 during the fiscal year ended June 30, 2019. Payments under the leases from February 9, 2018 through June 30, 2018 were approximately $87,000.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, Inc. (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $114,000 during the fiscal year ended June 30, 2019.

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries Inc. (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $73,000 during the fiscal year ended June 30, 2019.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to the Company by its independent registered public accounting firm for the fiscal years ended June 30, 2019 and 2018. During January 2018, the Company, upon the approval of the Audit Committee, appointed BDO USA, LLP (“BDO”) as its new independent registered public accounting firm for the fiscal year ended June 30, 2018 in place of EisnerAmper LLP, the Company’s previous independent registered public accounting firm.

	For the fiscal year ended June 30,
	2019	2018
Audit Fees	$596,000	$465,000
Audit-Related Fees	—	—
Tax Fees	62,000	8,500
All Other Fees	—	—
Total Fees	$658,000	$473,500

Audit Fees. Audit fees were for the audits of the Company’s annual consolidated financial statements for fiscal 2019 and fiscal 2018 included in the Company’s Annual Reports on Form 10-K for those fiscal years, and reviews of the Company’s quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q during such fiscal years. The audit fees for each fiscal year also include fees related to the auditor attestation of management’s report on internal control over financial reporting included in the Company’s Annual Report on Form 10-K for such fiscal year.

Tax Fees.  Tax fees were for services related to tax return preparation and tax advice.

All Other Fees.  No fees other than audit fees and tax fees were paid by the Company to its independent registered public accounting firm for fiscal 2019 or fiscal 2018.

In connection with the standards for independence of a company’s independent registered public accounting firm, the Audit Committee considered whether the provision of non-audit services by the Company’s independent registered public accounting firm was compatible with maintaining the independence of such firm in the conduct of its auditing functions.

It is the policy of the Audit Committee that all audit, audit-related, tax and other permissible non-audit services provided by the Company’s independent registered public accounting firm be pre-approved by the Audit Committee. It is expected that pre-approval will be for periods up to one year and be set forth in an engagement letter approved by the Audit Committee that applies to the particular services or category of services to be provided and subject to a specific budget. The policy also requires additional approval of any engagements that were previously approved but are anticipated to exceed the pre-approved fee budget level. The policy permits the Chairman of the Audit Committee to pre-approve the Company’s services by the Company’s independent registered public accounting firm where the Company deems it necessary or advisable that such services commence prior to the next regularly scheduled meeting of the Audit Committee, provided that the Chairman of the Audit Committee is required to report to the full Audit Committee on any pre-approval determinations made in this manner at the next Audit Committee meeting. All of the services performed by the Company’s independent registered public accounting firm during fiscal 2019 and fiscal 2018 were pre-approved by the Audit Committee.

The Audit Committee has selected BDO to act as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2020. However, the Audit Committee has the right to select different auditors if it deems a change to be in the Company’s best interests.

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

Dated: October 28, 2019
	By:	/s/ Henry M. Nahmad
Henry M. Nahmad
Chairman, Chief Executive Officer and President