Form 10-Q
period 2019-09-30
EVI INDUSTRIES, INC.
filed 2019-11-12
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4500 Biscayne Blvd., Suite 340, Miami, FL 33137

(Address of principal executive offices)

(305) 402-9300

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share –11,789,731 shares outstanding as of November 1, 2019.

Index

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the three months ended September 30,
	2019	2018

Revenues	$55,681	$43,375
Cost of sales	41,847	33,653
Gross profit	13,834	9,722
Selling, general and administrative expenses	12,553	8,290
Operating income	1,281	1,432
Interest expense, net	422	165
Income before provision for income taxes	859	1,267
Provision for income taxes	279	471
Net income	$580	$796
Net earnings per share – basic	$0.05	$0.07

Net earnings per share - diluted	$0.04	$0.06

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	September 30, 2019 (Unaudited)	June 30, 2019
Current assets
Cash and cash equivalents	$5,261	$5,038
Accounts receivable, net of allowance for doubtful accounts of $366 and $323, respectively	25,890	30,557
Inventories, net	29,043	26,445
Vendor deposits	686	403
Contract assets	331	2,487
Other current assets	3,606	2,938
Total current assets	64,817	67,868

Equipment and improvements, net	6,771	5,865
Operating lease assets	5,902	—
Intangible assets, net	22,211	22,351
Goodwill	55,456	54,501
Other assets	3,771	3,900

Total assets	$158,928	$154,485

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	September 30, 2019 (Unaudited)	June 30, 2019
Current liabilities
Accounts payable and accrued expenses	$13,733	$17,508
Accrued employee expenses	4,169	5,187
Customer deposits	8,578	7,163
Contract liabilities	396	854
Current portion of operating lease liabilities	1,689	—
Total current liabilities	28,565	30,712

Deferred tax liabilities, net	1,725	1,708
Long-term operating lease liabilities	4,232	—
Long-term debt, net	40,577	40,563

Total liabilities	75,099	72,983

Commitments and contingencies (Note 11)

Common stock related to acquiree’s Employee Stock Ownership Plan (“ESOP”)	—	4,240

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 11,862,665 shares issued at September 30, 2019 and 11,825,615 shares issued at June 30, 2019, including shares held in treasury	297	296
Additional paid-in capital	74,756	73,010
Retained earnings	10,215	9,635
Treasury stock, 72,934 shares at September 30, 2019 and June 30, 2019, at cost	(1,439)	(1,439)
Common stock related to acquiree’s ESOP	—	(4,240)
Total shareholders’ equity	83,829	77,262
Total liabilities and shareholders’ equity	$158,928	$154,485

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Three months ended September 30, 2019
							Common
							Stock
			Additional				Related to
	Common Stock		Paid-in	Treasury Stock		Retained	Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at June 30, 2019	11,825,615	$296	$73,010	72,934	$(1,439)	$9,635	$(4,240)	$77,262

Issuance of shares in connection with acquisitions	37,050	1	1,293	—	—	—	4,240	5,534

Stock compensation	—	—	453	—	—	—	—	453

Net income	—	—	—	—	—	580	—	580
Balance at September 30, 2019	11,862,665	$297	$74,756	72,934	$(1,439)	$10,215	$—	$83,829

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Three months ended September 30, 2018
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2018	11,239,656	$281	$49,950	52,686	$(711)	$7,511	$57,031

Issuance of shares in connection with acquisitions	230,377	6	10,376	—	—	—	10,382

Stock compensation	—	—	414	—	—	—	414

Net income	—	—	—	—	—	796	796
Balance at September 30, 2018	11,470,033	$287	$60,740	52,686	$(711)	$8,307	$68,623

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the three months ended
	September 30, 2019	September 30, 2018
Operating activities:
Net income	$580	$796
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	811	533
Amortization of debt discount	14	5
Provision for bad debt expense	52	57
Non-cash lease expense	19	—
Share-based compensation	453	414
Inventory reserve	53	8
Provision for deferred income taxes	17	138
(Increase) decrease in operating assets:
Accounts receivable	4,804	(5,620)
Inventories	(1,892)	(3,536)
Vendor deposits	(283)	(132)
Contract assets	2,156	369
Other assets	(538)	(584)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(4,301)	2,550
Accrued employee expenses	(1,069)	(1,836)
Customer deposits	1,415	322
Contract liabilities	(458)	654
Net cash provided (used) by operating activities	1,833	(5,862)
Investing activities:
Capital expenditures	(1,286)	(647)
Cash paid for acquisitions, net of cash acquired	(324)	(4,294)
Net cash used by investing activities	(1,610)	(4,941)
Financing activities:
Proceeds from borrowings	2,000	21,921
Debt repayments	(2,000)	(10,571)
Net cash provided by financing activities	—	11,350
Net increase in cash and cash equivalents	223	547
Cash and cash equivalents at beginning of period	5,038	1,330
Cash and cash equivalents at end of period	$5,261	$1,877

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the three months ended
	September 30, 2019	September 30, 2018
Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$457	$138
Cash paid during the period for income taxes	$179	$377
Supplemental disclosure of non-cash financing activities
Common stock issued for acquisitions	$1,294	$10,382

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EVI Industries, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position, shareholders’ equity and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The June 30, 2019 balance sheet information contained herein was derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and assumptions made may not prove to be correct, and actual results could differ from the estimates.

The Company, through its wholly-owned subsidiaries, is a value-added distributor, and provides advisory and technical services. Through the Company’s vast sales organization, it provides its customers with planning, designing, and consulting services related to their commercial laundry operations. The Company sells and/or leases its customers commercial laundry equipment specializing in washing, drying, finishing, material handling, water heating, power generation, and water reuse applications. In support of the suite of products it offers, the Company sells related parts and accessories. Additionally, through the Company’s robust network of commercial laundry technicians, the Company provides its customers with installation, maintenance, and repair services.

The Company’s customers include retail, commercial, industrial, institutional, and government customers. Product purchases made by customers range from parts and accessories, to single or multiple units of equipment, to large complex systems. The Company also provides its customers with the services described above.

The Company’s growth strategy includes organic growth initiatives and business acquisitions pursuant to the Company’s “buy-and-build” growth strategy, which was implemented in 2015. See Note 3, “Acquisitions,” for information regarding the business acquisition consummated during the three months ended September 30, 2019.

Note (2) – Summary of Significant Accounting Policies:

Adoption of New Lease Standard

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize substantially all leases on their balance sheets and disclose certain additional key information about leasing arrangements.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The new standard establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases are required to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The new standard became effective for the Company on July 1, 2019. The Company adopted this standard using the modified retrospective transition approach, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption without restatement of prior periods. Therefore, the condensed financial statements for the period ended September 30, 2019 are presented under the new standard, while the comparative periods presented were not adjusted for this standard and continue to be reported in accordance with the Company's previous lease accounting policy. There was no cumulative-effect adjustment recorded on July 1, 2019.

The Company elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company's contracts are or contain leases, (2) lease classification and (3) initial direct costs.

The primary impact for the Company was the balance sheet recognition of ROU assets and lease liabilities for operating leases as a lessee. The adoption of this ASU did not have a material impact on the results of operations or cash flows of the Company. See Note 6, “Leases,” for further discussion regarding the Company’s adoption of the new standard.

Significant Accounting Policies

Except for the new lease standard adopted on July 1, 2019 described above, there have been no changes to the Company’s significant accounting policies from those described in Note 1 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Note (3) – Acquisitions:

PLS Acquisition

On August 1, 2019, the Company, through its wholly-owned subsidiary, Professional Laundry Systems, LLC (“Professional Laundry Systems”), purchased substantially all of the assets and assumed certain of the liabilities of Commercial Laundry Products, Inc., Professional Laundry Systems of PA, Inc. and Professional Laundry Systems West, Inc. (collectively, “PLS”), which distribute commercial, industrial, and vended laundry products and provide installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration for the transaction consisted of $324,000 in cash, net of $16,000 of cash acquired, and 37,050 shares of the Company’s common stock. The Company funded the cash consideration with cash on hand. The acquisition was treated for accounting purposes as a purchase of PLS using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company allocated $955,000 to goodwill, $170,000 to customer-related intangibles, and $110,000 to the Professional Laundry Systems trade name. The purchase price allocation is considered preliminary, as the Company is still assessing certain working capital items.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

PAC Acquisition

On February 5, 2019, the Company completed the acquisition (the “PAC Acquisition”) of PAC Industries Inc. (“PAC”). As a portion of the consideration paid in connection with the PAC Acquisition, the Company transferred 114,634 shares to PAC’s ESOP. These shares were not permitted to be traded during the six-month period commencing on the closing date. Further, if a distribution event occurred during such six-month period, then each participant would have had the option to require the Company to purchase such participant’s shares at fair market value. Due to the Company’s obligation under this put option, which was in effect at June 30, 2019 but has subsequently expired, the distributed shares subject to the put option and the shares held by the ESOP were classified as temporary equity in the mezzanine section of the consolidated balance sheet as of June 30, 2019. No distribution events occurred during the six-month restriction period. On August 5, 2019, each participant’s option to require the Company to purchase such participant’s shares at fair market value if a distribution event occurred expired. Accordingly, such shares at this time were classified as permanent equity in the consolidated balance sheet.

Note (4) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends or dividend equivalents paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the three months ended September 30, 2019 and 2018 are computed as follows (in thousands, except per share data):

	For the three months ended September 30,
	2019 (Unaudited)	2018 (Unaudited)

Net income	$580	$796
Less: distributed and undistributed income allocated to unvested restricted common stock	40	58
Net income allocated to EVI Industries, Inc. shareholders	$540	$738
Weighted average shares outstanding used in basic earnings per share	11,777	11,236
Dilutive common share equivalents	439	538
Weighted average shares outstanding used in diluted earnings per share	12,216	11,774
Basic earnings per share	$0.05	$0.07
Diluted earnings per share	$0.04	$0.06

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

At September 30, 2019 and 2018, other than 883,354 shares and 903,102 shares, respectively, of unvested common stock subject to restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (5) - Debt: Long-term debt as of September 30, 2019 and June 30, 2019 are as follows (in thousands):

	September 30, 2019	June 30, 2019
Revolving Line of Credit	$40,800	$40,800
Less: unamortized discount and deferred financing costs	(223)	(237)
Total long-term debt	$40,577	$40,563

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At September 30, 2019, the Company was in compliance with its covenants under the 2018 Credit Agreement and $4.0 million was available to borrow under the revolving credit facility.

The obligations of the Company under the 2018 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

Note (6) - Leases:

Company as Lessee

The Company leases warehousing and distribution facilities and administrative office space, generally for terms of three to five years.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

As described in Note 2 above, the Company adopted ASC Topic 842, Leases (“ASC 842” or “Topic 842”), utilizing the modified retrospective adoption method with an effective date of July 1, 2019. The Company made the election to not apply the recognition requirements in Topic 842 to short-term leases (i.e., leases of 12 months or less). Instead, the Company, as permitted by Topic 842, will recognize the lease payments under its short-term leases in profit or loss on a straight-line basis over the lease term. The Company elected this accounting policy for all classes of underlying assets. In addition, in accordance with Topic 842, variable lease payments in the period in which the obligation for those payments is incurred are not included in the recognition of a lease liability or right-of-use asset.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, certain of the Company’s leases do not provide a readily determinable implicit rate. For such leases, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company uses instruments with similar characteristics when calculating its incremental borrowing rates.

The Company has options to extend certain of its operating leases for additional periods of time and the right to terminate several of its operating leases prior to its contractual expiration, in each case, subject to the terms and conditions of the lease. The lease term consists of the non-cancellable period of the lease and the periods covered by options to extend the lease when it is reasonably certain that the Company will exercise such options. The Company's lease agreements do not contain residual value guarantees. The Company has elected to not separate non-lease components from the associated lease component for all underlying classes of assets with lease and non-lease components.

As of September 30, 2019, the Company had 25 facilities financed under operating leases, consisting of warehouse facilities and administrative offices, with lease term expirations between 2019 and 2028. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of September 30, 2019. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30, (in thousands)	Total Operating Lease Obligations
2020 (remainder of)	$1,449
2021	1,661
2022	1,378
2023	948
2024	329
Thereafter	650
Total minimum lease payments	$6,415
Less: amounts representing interest	494
Present value of minimum lease payments	$5,921
Less: current portion	1,689
Long-term portion	$4,232

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The table below presents additional information related to the Company’s operating leases (in thousands):

Three months ended September 30, 2019
Operating lease cost
Operating lease cost (1)	$435
Short-term lease cost (1)	59
Variable lease cost (1)	61
Total lease cost	$555

(1)	Expenses are classified within selling, general and administrative expenses within the Company’s condensed consolidated statement of operations.

The table below presents lease-related terms and discount rates as of September 30, 2019:

September 30, 2019
Weighted average remaining lease terms
Operating leases	4.4 years
Weighted average discount rate
Operating leases	3.6%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities as of September 30, 2019 (in thousands):

Three months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:	$435
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$474

Company as Lessor

The Company derives a portion of its revenue from equipment leasing arrangements. Such arrangements provide for monthly payments covering the equipment provided, maintenance, and interest. These arrangements meet the criteria to be accounted for as sales type leases. Accordingly, revenue for provisions of the equipment is recognized upon delivery of the equipment and its acceptance by the customer. Upon the recognition of such revenue, an asset is established for the investment in sales type leases. Maintenance revenue and interest are recognized monthly over the lease term.

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases
2020 (remainder of)	$1,284	$689	$595
2021	1,084	674	410
2022	775	438	337
2023	515	250	265
2024	288	114	174
Thereafter	73	33	40
			$1,821

* Excludes residual values of $1.5 million.

The total net investments in sales type leases, including stated residual values, as of September 30, 2019 and June 30, 2019 was $3.3 million and $3.0 million, respectively. The current portion of $0.6 million and $0.5 million is included in Other Current Assets in the consolidated balance sheets as of September 30, 2019 and June 30, 2019, respectively, and the long term portion of $2.7 million and $2.5 million is included in Other Assets in the consolidated balance sheets as of September 30, 2019 and June 30, 2019, respectively.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Note (7) - Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of September 30, 2019 and June 30, 3019, the Company had net deferred tax liabilities of approximately $1.7 million. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of September 30, 2019, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the three months ended September 30, 2019 and 2018, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of September 30, 2019, the Company was subject to potential federal and state tax examinations for the tax years 2016 through 2019.

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

There were no awards granted under the Plan during the three months ended September 30, 2019 or 2018.

As of September 30, 2019, the Company had $13.7 million and $927,000 of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted-average period of 16.9 years and 17.3 years, respectively.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The following is a summary of non-vested restricted stock activity as of and for the three months ended September 30, 2019:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2019	855,854	$18.62	27,500	$36.24
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested awards or units outstanding at September 30, 2019	855,854	$18.62	27,500	$36.24

Employee Stock Purchase Plan

The Company’s employee stock purchase plan commenced on July 1, 2018 and provides for six-month offering periods, the first of which expired on December 31, 2018. There were no shares issued under the Company’s employee stock purchase plan during the three months ended September 30, 2019 or 2018.

Note (9) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner-Atlantic”), leases 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Secretary of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during December 2018 to run through December 31, 2019. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $37,000 and $36,000 during the three months ended September 30, 2019 and 2018, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $36,000 during each of the three months ended September 30, 2019 and 2018.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $63,000 during each of the three months ended September 30, 2019 and 2018.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. During February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $108,000 and $52,000 during the three months ended September 30, 2019 and 2018, respectively.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, Inc. (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $34,000 and $11,000 during the three months ended September 30, 2019 and 2018, respectively.

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries Inc. (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $44,000 during the three months ended September 30, 2019.

Note (10) – Recently Issued Accounting Guidance: In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which is designed to simplify the subsequent measurement of goodwill. The new guidance will eliminate the second step from the goodwill impairment test required in computing the implied fair value of goodwill. Instead, under the new guidance, an entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and, if applicable, the entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when performing the goodwill impairment test. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 (the fiscal year ending June 30, 2021 for the Company), with early adoption permitted. The Company is currently evaluating the impact that adopting this guidance may have on its consolidated financial statements.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Other than as described above, management does not believe that accounting standards and updates which have been issued but are not yet effective will have a material impact on the Company’s consolidated financial statements upon adoption.

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. As of September 30, 2019 and June 30, 2019, outstanding performance and payment bonds totaled $8.0 million, respectively, and there were no estimated costs to complete projects secured by these bonds.

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

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2019	$54,501
Goodwill from the PLS Acquisition	955
Balance at September 30, 2019	$55,456

 Index

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and financial trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s pursuit of acquisitions and other strategic opportunities, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with financing acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, and risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met; risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries and the costs and timing of the Company’s efforts with respect thereto; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they not lead to increases in higher gross margin sale of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing of revenue expected to be recognized in future periods; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Many of these risks and factors are beyond the Company’s control. In addition, dividends are subject to declaration by the Company’s Board of Directors based on factors deemed relevant by it from time to time, may be restricted by the terms of the Company’s indebtedness, and may not be paid in the future, whether with the frequency or in the amounts previously paid or at all. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

 Index

Company Overview

EVI Industries, Inc., through its wholly-owned subsidiaries (collectively “EVI” or the “Company”), is a value-added distributor, and provides advisory and technical services. Through the Company’s vast sales organization, it provides its customers with planning, designing, and consulting services related to their commercial laundry operations. The Company sells and/or leases its customers commercial laundry equipment specializing in washing, drying, finishing, material handling, water heating, power generation, and water reuse applications. In support of the suite of products it offers, the Company sells related parts and accessories. Additionally, through the Company’s robust network of commercial laundry technicians, the Company provides its customers with installation, maintenance, and repair services.

The Company’s customers include retail, commercial, industrial, institutional, and government customers. Product purchases made by customers range from parts and accessories, to single or multiple units of equipment, to large complex systems. The Company also provides its customers with the services described above.

The Company believes that equipment sales provides a strong foundation for the Company to further strengthen its customer relationships, including that they may in the future result in higher gross margin opportunities from the sale of parts, accessories, supplies, and technical services related to the equipment. It is important to note, however, that from time to time the Company enters into longer-term contracts, including to fulfill large complex laundry projects for divisions of the federal government where the nature of, and competition for, such contracts may result in a lower gross margin as compared to other equipment sales. Despite the potential for a lower gross margin from such longer-term contracts, the Company believes that the long-term benefit from the increase in its installed equipment will outweigh the possible short-term impact to gross margin.

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

Acquisition History

Prior to the completion of the Company’s first acquisition, the WSD Acquisition (as defined below), pursuant to its “buy-and-build” growth strategy, the Company’s operations consisted primarily of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. Beginning in 2015, the Company implemented a “buy-and-build” growth strategy and has since acquired the following businesses under such growth strategy:

Acquisitions Completed During the Quarter Ended September 30, 2019

•	On August 1, 2019, the Company acquired substantially all of the assets of New York-based Commercial Laundry Products, Inc., Professional Laundry Systems of PA, Inc., and Professional Laundry Systems West, Inc. (collectively, “PLS”) (the “PLS Acquisition”);

 Index

Acquisitions Completed Prior to the Current Fiscal Year

•	On October 10, 2016, the Company acquired substantially all the assets of California-based Western State Design, LLC;
•	On June 19, 2017, the Company acquired substantially all of the assets of Colorado-based Martin-Ray Laundry Systems, Inc.;
•	On October 31, 2017, the Company acquired substantially all of the assets of Georgia-based Tri-State Technical Services, Inc.;
•	On February 9, 2018, the Company acquired substantially all of the assets of Texas-based companies, Zuf Acquisitions I LLC (d/b/a AAdvantage Laundry Systems) and Sky-Rent LP (“Sky-Rent”);
•	On September 4, 2018, the Company acquired substantially all of the assets of Florida-based Industrial Laundry Services, Inc.;
•	On September 12, 2018, the Company acquired substantially all of the assets of Texas-based Scott Equipment, Inc. (“Scott Equipment”);
•	On November 6, 2018, the Company acquired Washington-based Washington Automated, Inc. (‘WAI”) via a merger of WAI with and into a wholly-owned subsidiary of the Company (“Washington Automated”);
•	On November 14, 2018, the Company acquired substantially all of the assets of Texas-based Skyline Equipment, Inc.;
•	On November 16, 2018, the Company acquired substantially all of the assets of Florida-based Worldwide Laundry, Inc.; and
•	On February 5, 2019, the Company acquired Pennsylvania-based PAC Industries, Inc. (“PAC”) via a merger of PAC with and into a wholly-owned subsidiary of the Company (“PAC Industries”).

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

See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the PLS Acquisition completed during the three months ended September 30, 2019.

Recent Accounting Pronouncements

Refer to Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted significant accounting policies.

 Index

Results of Operations

Three-Month Period Ended September 30, 2019 Compared to the Three-Month Period Ended September 30, 2018

Revenues

Revenues for the three-month period ended September 30, 2019 increased $12.3 million, or 28%, compared to the same period of the prior fiscal year. The increase in revenue was primarily due to the results of operations of acquired businesses whose results for all or part of the three months ended September 30, 2018 were not included in the Company’s consolidated financial statements for such period, including Scott Equipment, Washington Automated, and PAC Industries.

Gross Profit

Gross profit for the three-month period ended September 30, 2019 increased $4.1 million, or 42%, compared to the same period of the prior fiscal year, primarily as a result of increased revenues and increased gross margins. Gross margins increased from 22.4% to 24.8% for the three-month period ended September 30, 2019 compared to the same period of the prior fiscal year.

As described above, from time to time the Company enters into longer-term contracts, including to fulfill large complex laundry projects for divisions of the federal government. These contracts generally have a lower gross margin compared to other equipment sales, however the Company believes that these contracts will result in higher margin opportunities in the long-term. The Company entered into a number of those longer-termed contracts during the three months ended September 30, 2018, which adversely impacted by the Company’s gross margin for such period. In the absence of such longer-term federal government contracts, gross margin for the three-month period ended September 30, 2019 as compared to the same period of the prior fiscal year increased 0.3% to 25.3%.

Selling, General and Administrative Expenses

Operating expenses increased $4.3 million, or 51%, for the three-month period ended September 30, 2019, compared to the same period of the prior fiscal year. The increase in operating expenses resulted from the Company’s continued execution of its buy-and-build growth strategy and other expenses in connection with the Company’s growth and growth initiatives.

The increase in operating expenses is primarily attributable to (a) additional operating expenses associated with acquired businesses not reflected in operating expenses for the prior fiscal year period, (b) additional operating expenses at the acquired businesses in pursuit of future growth and in support of the Company’s growing operations, (c) increases in operating expenses in connection with the Company’s growth, including greater accounting fees, legal fees, and insurance costs, (d) the addition of sales, service, and operations support professionals and related costs, as total personnel at September 30, 2019 increased by 44% compared to total personnel at September 30, 2018, with 77% of such increase attributable to sales and service related personnel, (e) increased investments in sales, service, and operations related technologies in support of the Company’s “buy-and-build growth” strategy, and (f) an increase in non-cash amortization expense related to the intangible assets the Company acquired in connection with its acquisitions and an increase in non-cash share-based compensation.

As a result of the foregoing, operating expenses as a percent of revenues for the three-month period ended September 30, 2019 was 22.5% compared to 19.1% for the three-month period ended September 30, 2018.

 Index

Interest Expense

Net interest expense for the three-month period ended September 30, 2019 was $422,000 compared to $165,000 during the same period of the prior fiscal year. The increase in net interest expense is primarily due to an increase in average outstanding borrowings.

Income Taxes

The Company’s effective tax rate was 32.5% for the three-month period ended September 30, 2019, compared to 37.2% for the same period of the prior fiscal year, respectively. The decrease in the effective tax rate for the three-month period ended September 30, 2019 is attributable to lower effective state tax rates from increased apportionment to states with lower tax rates partially offset by an increase in the net impact of permanent book-tax differences resulting from nondeductible compensation.

Net Income

Net income for the three months ended September 30, 2019 was $580,000 compared to $796,000 for the same period of the prior fiscal year. As described above, the increases in revenue and gross profit were offset by the increase in (a) operating expenses related to acquired businesses, (b) operating expenses in support of the Company’s buy-and-build efforts and initiatives, and (c) the increase in non-cash charges related to the amortization of intangible assets and share-based compensation.

Consolidated Financial Condition

The Company’s total assets increased from $154.5 million at June 30, 2019 to $158.9 million at September 30, 2019. The increase in total assets was primarily attributable to the adoption of the new lease standard effective July 1, 2019, resulting in the establishment of an operating lease asset, and the assets the Company acquired in connection with the PLS Acquisition consummated by the Company during the three months ended September 30, 2019, partially offset by a decrease in accounts receivable and contract assets. The Company’s total liabilities increased from $73.0 million at June 30, 2019 to $75.1 million at September 30, 2019, which was primarily attributable to the adoption of the new lease standard effective July 1, 2019, resulting in the establishment of an operating lease liability, and an increase in customer deposits, partially offset by decreases in accounts payable and accrued expenses and accrued employee expenses from timing of payments.

Liquidity and Capital Resources

For the three-month period ended September 30, 2019, cash increased by approximately $223,000 compared to an increase of approximately $547,000 during the three-month period ended September 30, 2018.

Working Capital

Working capital decreased from $37.2 million at June 30, 2019 to $36.3 million at September 30, 2019, primarily reflecting the adoption of the new lease standard effective July 1, 2019, resulting in the establishment of a current operating lease liability, and lower levels of accounts receivable and contract assets, partially offset by higher levels of inventory and lower levels of accounts payable and accrued expenses. The decrease in accounts receivable was primarily attributable to the timing of collection of payments and decreased amounts that were owed related to progress billing on longer-term contracts. The increase in inventory was primarily attributable to the inventory acquired in connection with the PLS Acquisition.

 Index

Cash Flows

The following table summarizes the Company’s cash flow activity for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018
Net cash (used) provided by:
Operating activities	$1,833	$(5,862)
Investing activities	$(1,610)	$(4,941)
Financing activities	$—	$11,350

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the three months ended September 30, 2019, operating activities provided cash of $1.8 million compared to cash used by operating activities of $5.9 million during the three months ended September 30, 2018. This $7.7 million increase in cash provided by operating activities was primarily attributable to changes in working capital described above.

Investing Activities

Net cash used in investing activities decreased $3.3 million to $1.6 million during the three months ended September 30, 2019 compared to $4.9 million during the three months ended September 30, 2018. This $3.3 million decrease was primarily attributable to a decrease in cash used for acquisitions, partially offset by an increase in cash used for capital expenditures. The increase in capital expenditures is due in part to expenses in furtherance of certain growth initiatives, including an increase in capital expenditures during the three months ended September 30, 2019 as compared to the same period of the prior fiscal year in connection with growth initiatives related to the laundry route and rental business in which certain of the Company’s subsidiaries are engaged.

Financing Activities

There was no net cash provided or used by financing activities in the three months ended September 30, 2019 compared to $11.4 million of cash provided by financing activities during the three months ended September 30, 2018. This decrease in cash provided by financing activities was primarily attributable to a lower amount of net borrowings under the Company’s revolving credit agreement during the three months ended September 30, 2019 as compared to the comparable period of the prior fiscal year. Borrowings during the three months ended September 30, 2018 were used primarily to fund the changes in working capital during such period and the cash consideration paid in connection with the acquisitions consummated by the Company during such period.

Revolving Credit Agreement

On November 2, 2018, the Company entered into a syndicated credit agreement (the “2018 Credit Agreement”) for a revolving credit facility with a five-year term and a maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. The Company uses borrowings under the revolving credit facility to fund in part its working capital needs, acquisitions, dividends (if and to the extent declared by the Company’s Board of Directors), capital expenditures, amounts paid to satisfy tax withholding obligations upon the vesting of certain restricted stock awards, issuances of letters of credit, and for other general corporate purposes. The obligations of the Company under the 2018 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries. The 2018 Credit Agreement replaced the Company’s previous credit facility, which was repaid in full with borrowings of $20.8 million under the 2018 Credit Agreement.

 Index

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At September 30, 2019, the Company was in compliance with its covenants under the 2018 Credit Agreement and $4.0 million was available to borrow under the revolving credit facility.

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

As previously described, the Company has in place an equity incentive plan, the EVI Industries, Inc. 2015 Equity Incentive Plan (the “Plan”), pursuant to which restricted stock and other equity-based awards and cash awards may be granted to participants in the Plan. Upon request by a holder of restricted stock granted under the Plan, the Company may issue shares upon vesting net of the statutory withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and reduce additional paid-in capital within shareholders’ equity and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued upon vesting. During the three months ended September 30, 2019 and 2018, there were no share repurchases related to shares withheld upon the vesting of previously granted restricted stock awards.

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at September 30, 2019.

Inflation

Inflation did not have a significant effect on the Company’s results during any of the reported periods.

 Index

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, a director and Executive Vice President and Secretary of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during December 2018 to run through December 31, 2019. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $37,000 and $36,000 during the three months ended September 30, 2019 and 2018, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $36,000 during each of the three months ended September 30, 2019 and 2018.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $63,000 during each of the three months ended September 30, 2019 and 2018.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage, entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. During February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $108,000 and $52,000 during the three months ended September 30, 2019 and 2018, respectively.

 Index

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $34,000 and $11,000 during the three months ended September 30, 2019 and 2018, respectively.

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries, entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $44,000 during the three months ended September 30, 2019.

Critical Accounting Policies

In connection with the preparation of its financial statements, the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements remain unchanged from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, except with respect to the adoption of the new lease accounting standard as described in Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this Report.

Recently Issued Accounting Guidance

See Note 10 to the unaudited condensed consolidated financial statements included in Item 1 of this Report for a description of Recently Issued Accounting Guidance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s 2018 Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one-month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of September 30, 2019, the Company had approximately $40.8 million of outstanding borrowings with a weighted average interest rate of 3.54%. Based on the amounts outstanding at September 30, 2019, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $408,000.

 Index

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at September 30, 2019 or June 30, 2019.

The Company’s cash and cash equivalents are maintained in bank accounts which bear interest at prevailing interest rates. At September 30, 2019, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 Index

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in, or subject to, legal and regulatory claims, proceedings, demands or actions arising in the ordinary course of business. There have been no material changes with respect to such matters from the disclosure included in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 1A.	Risk Factors

There have been no material changes in the risks and uncertainties that the Company faces from those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Date: November 12, 2019		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer