Form 10-Q
period 2019-12-31
EVI INDUSTRIES, INC.
filed 2020-02-10
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 11,887,966 shares outstanding as of February 3, 2020.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the six months ended December 31,		For the three months ended December 31,
	2019	2018	2019	2018

Revenues	$122,338	$104,216	$66,657	$60,841
Cost of sales	94,429	80,817	52,582	47,164
Gross profit	27,909	23,399	14,075	13,677
Selling, general and administrative expenses	25,823	19,865	13,270	11,575
Operating income	2,086	3,534	805	2,102
Interest expense, net	855	539	433	374
Income before provision for income taxes	1,231	2,995	372	1,728
Provision for income taxes	388	934	109	463
Net income	$843	$2,061	$263	$1,265
Net earnings per share – basic	$0.07	$0.17	$0.02	$0.10

Net earnings per share - diluted	$0.06	$0.16	$0.02	$0.10

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	December 31, 2019 (Unaudited)	June 30, 2019
Current assets
Cash and cash equivalents	$5,924	$5,038
Accounts receivable, net of allowance for doubtful accounts of $379 and $323, respectively	23,436	30,557
Inventories, net	29,400	26,445
Vendor deposits	103	403
Contract assets	1,483	2,487
Other current assets	3,948	2,938
Total current assets	64,294	67,868

Equipment and improvements, net	7,181	5,865
Operating lease assets	5,727	—
Intangible assets, net	21.808	22,351
Goodwill	55,529	54,501
Other assets	3,862	3,900

Total assets	$158,401	$154,485

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31, 2019 (Unaudited)	June 30, 2019
Current liabilities
Accounts payable and accrued expenses	$15,612	$17,508
Accrued employee expenses	5,200	5,187
Customer deposits	8,971	7,163
Contract liabilities	1,755	854
Current portion of operating lease liabilities	1,621	—
Total current liabilities	33,159	30,712

Deferred tax liabilities, net	2,044	1,708
Long-term operating lease liabilities	4,136	—
Long-term debt, net	34,791	40,563

Total liabilities	74,130	72,983

Commitments and contingencies (Note 11)

Common stock related to acquiree’s Employee Stock Ownership Plan (“ESOP”)	—	4,240

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 11,893,567 shares issued at December 31, 2019 and 11,825,615 shares issued at June 30, 2019, including shares held in treasury	297	296
Additional paid-in capital	75,244	73,010
Retained earnings	10,478	9,635
Treasury stock, 83,044 shares at December 31, 2019 and 72,934 shares at June 30, 2019, at cost	(1,748)	(1,439)
Common stock related to acquiree’s ESOP	—	(4,240)
Total shareholders’ equity	84,271	77,262
Total liabilities and shareholders’ equity	$158,401	$154,485

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Six months ended December 31, 2019
							Common
							Stock
			Additional				Related to
	Common Stock		Paid-in	Treasury Stock		Retained	Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at June 30, 2019	11,825,615	$296	$73,010	72,934	$(1,439)	$9,635	$(4,240)	$77,262

Share repurchases	—	—	—	10,110	(309)	—	—	(309)

Issuance of restricted shares	29,880	—	—	—	—	—	—	—

Issuance of shares under employee stock purchase plan	1,022	—	26	—	—	—	—	26

Issuance of shares in connection with acquisitions	37,050	1	1,293	—	—	—	4,240	5,534

Stock compensation	—	—	915	—	—	—	—	915

Net income	—	—	—	—	—	843	—	843
Balance at December 31, 2019	11,893,567	$297	$75,244	83,044	$(1,748)	$10,478	$—	$84,271
	Three months ended December 31, 2019
							Common
							Stock
			Additional				Related to
	Common Stock		Paid-in	Treasury Stock		Retained	Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at September 30, 2019	11,862,665	$297	$74,756	72,934	$(1,439)	$10,215	$—	$83,829

Share repurchases	—	—	—	10,110	(309)	—	—	(309)

Issuance of restricted shares	29,880	—	—	—	—	—	—	—

Issuances of shares under employee stock purchase plan	1,022	—	26	—	—	—	—	26

Stock compensation	—	—	462	—	—	—	—	462

Net income	—	—	—	—	—	263	—	263
Balance at December 31, 2019	11,893,567	$297	$75,244	83,044	$(1,748)	$10,478	$—	$84,271

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Six months ended December 31, 2018
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2018	11,239,656	$281	$49,950	52,686	$(711)	$7,511	$57,031

Share repurchases	—	—	—	10,123	(359)	—	(359)

Issuance of restricted shares	28,170	—	—	—	—	—	—

Issuance of shares under employee stock purchase plan	726	—	23	—	—	—	23

Issuance of shares in connection with acquisitions	350,678	9	14,629	—	—	—	14,638

Stock compensation	—	—	838	—	—	—	838

Dividends payable ($.13 per share)	—	—	—	—	—	(1,619)	(1,619)

Net income	—	—	—	—	—	2,061	2,061
Balance at December 31, 2018	11,619,230	$290	$65,440	62,809	$(1,070)	$7,953	$72,613

	Three months ended December 31, 2018
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at September 30, 2018	11,470,033	$287	$60,740	52,686	$(711)	$8,307	$68,623

Share repurchases	—	—	—	10,123	(359)	—	(359)

Issuance of restricted shares	28,170	—	—	—	—	—	—

Issuance of shares under employee stock purchase plan	726	—	23	—	—	—	23

Issuance of shares in connection with acquisitions	120,301	3	4,253	—	—	—	4,256

Stock compensation	—	—	424	—	—	—	424

Dividends payable ($.13 per share)	—	—	—	—	—	(1,619)	(1,619)

Net income	—	—	—	—	—	1,265	1,265
Balance at December 31, 2018	11,619,230	$290	$65,440	62,809	$(1,070)	$7,953	$72,613

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31, 2019	December 31, 2018
Operating activities:
Net income	$843	$2,061
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,730	1,255
Amortization of debt discount	28	68
Provision for bad debt expense	101	104
Non-cash lease expense	30	—
Share-based compensation	915	838
Inventory reserve	94	91
Provision for deferred income taxes	336	131
(Increase) decrease in operating assets:
Accounts receivable	7,209	(10,985)
Inventories	(2,270)	(3,347)
Vendor deposits	300	(237)
Contract assets	1,004	963
Other assets	(971)	(1,492)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(2,412)	2,402
Accrued employee expenses	(38)	(907)
Customer deposits	1,808	(3,357)
Contract liabilities	901	2,557
Net cash provided (used) by operating activities	9,608	(9,855)
Investing activities:
Capital expenditures	(2,165)	(1,200)
Cash paid for acquisitions, net of cash acquired	(474)	(7,231)
Net cash used by investing activities	(2,639)	(8,431)
Financing activities:
Proceeds from borrowings	4,000	99,963
Debt repayments	(9,800)	(72,235)
Payment of debt issuance costs	—	(263)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(309)	(359)
Issuances of common stock under employee stock purchase plan	26	23
Net cash (used) provided by financing activities	(6,083)	27,129
Net increase in cash and cash equivalents	886	8,843
Cash and cash equivalents at beginning of period	5,038	1,330
Cash and cash equivalents at end of period	$5,924	$10,173

 See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31, 2019	December 31, 2018
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$870	$387
Cash paid during the period for income taxes	$136	$1,117

Supplemental disclosure of non-cash financing activities:
Common stock issued for acquisitions	$1,294	$14,633
Dividends payable	$—	$1,619

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

The Company, through its wholly-owned subsidiaries, is a value-added distributor, and provides advisory and technical services. Through its vast sales organization, the Company provides its customers with planning, designing, and consulting services related to their commercial laundry operations. The Company sells and/or leases its customers commercial laundry equipment specializing in washing, drying, finishing, material handling, water heating, power generation, and water reuse applications. In support of the suite of products it offers, the Company sells related parts and accessories. Additionally, through the Company’s robust network of commercial laundry technicians, the Company provides its customers with installation, maintenance, and repair services.

The Company’s customers include retail, commercial, industrial, institutional, and government customers. Product purchases made by customers range from parts and accessories, to single or multiple units of equipment, to large complex systems. The Company also provides its customers with the services described above.

The Company’s growth strategy includes organic growth initiatives and business acquisitions pursuant to the Company’s “buy-and-build” growth strategy, which was implemented in 2015. See Note 3, “Acquisitions,” for information regarding the acquisition of PLS (as defined in Note 3), which was consummated during the six months ended December 31, 2019.

Note (2) – Summary of Significant Accounting Policies:

Adoption of New Lease Standard

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

substantially all leases on their balance sheets and disclose certain additional key information about leasing arrangements. The new standard establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases are required to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The new standard became effective for the Company on July 1, 2019. The Company adopted this standard using the modified retrospective transition approach, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption without restatement of prior periods. Therefore, the accompanying unaudited condensed consolidated financial statements for the six and three-month periods ended December 31, 2019 are presented under the new standard, while the comparative period financial statements presented herein were not adjusted for this standard and continue to be reported in accordance with the Company's previous lease accounting policy. There was no cumulative-effect adjustment recorded on July 1, 2019.

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

Note (3) – Acquisitions:

PLS Acquisition

On August 1, 2019, the Company, through its wholly-owned subsidiary, Professional Laundry Systems, LLC (“Professional Laundry Systems”), purchased substantially all of the assets and assumed certain of the liabilities of Commercial Laundry Products, Inc., Professional Laundry Systems of PA, Inc. and Professional Laundry Systems West, Inc. (collectively, “PLS”), which distribute commercial, industrial, and vended laundry products and provide installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The acquisition was treated for accounting purposes as a purchase of PLS using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company allocated $945,000 to goodwill, $170,000 to customer-related intangibles, and $110,000 to the Professional Laundry Systems trade name. The purchase price allocation is considered preliminary, as the Company is still assessing certain working capital items.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

PAC Acquisition

On February 5, 2019, the Company completed its acquisition (the “PAC Acquisition”) of PAC Industries Inc. (“PAC”). As a portion of the consideration paid in connection with the PAC Acquisition, the Company issued 114,634 shares to PAC’s employee stock ownership plan (“ESOP”). These shares were not permitted to be traded during the six-month period commencing on the closing date. Further, if a distribution event occurred during such six-month period, then each participant in the ESOP would have had the option to require the Company to purchase such participant’s shares at fair market value. Due to the Company’s obligation under this put option, which was in effect at June 30, 2019 but has subsequently expired, the distributed shares subject to the put option which were held by the ESOP were classified as temporary equity in the mezzanine section of the consolidated balance sheet as of June 30, 2019. No distribution events occurred during the six-month restriction period. Accordingly, on August 5, 2019, each participant’s option to require the Company to purchase such participant’s shares at fair market value if a distribution event occurred expired. As a result, such shares are classified as permanent equity in the consolidated balance sheet as of December 31, 2019.

See also Note 13, “Subsequent Events,” for information regarding the Company’s acquisition of Laundry Systems of Tennessee, which was completed on January 31, 2020.

Note (4) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends or dividend equivalents paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the six and three months ended December 31, 2019 and 2018 are computed as follows (in thousands, except per share data):

	For the six months ended December 31,		For the three months ended December 31,
	2019 (Unaudited)	2018 (Unaudited)	2019 (Unaudited)	2018 (Unaudited)

Net income	$843	$2,061	$263	$1,265

Less: distributed and undistributed income allocated to unvested restricted common stock	58	148	18	91
Net income allocated to EVI Industries, Inc. shareholders	$785	$1,913	$245	$1,174
Weighted average shares outstanding used in basic earnings per share	11,787	11,364	11,797	11,492
Dilutive common share equivalents	421	506	402	474
Weighted average shares outstanding used in diluted earnings per share	12,208	11,870	12,199	11,966
Basic earnings per share	$0.07	$0.17	$0.02	$0.10
Diluted earnings per share	$0.06	$0.16	$0.02	$0.10

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

At December 31, 2019 and 2018, other than 872,084 shares and 896,777 shares, respectively, of unvested common stock subject to restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (5) - Debt: Long-term debt as of December 31, 2019 and June 30, 2019 are as follows (in thousands):

	December 31, 2019	June 30, 2019
Revolving Line of Credit	$35,000	$40,800
Less: unamortized discount and deferred financing costs	(209)	(237)
Total long-term debt	$34,791	$40,563

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At December 31, 2019, the Company was in compliance with its covenants under the 2018 Credit Agreement and $4.4 million was available to borrow under the revolving credit facility.

The obligations of the Company under the 2018 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

Note (6) - Leases:

Company as Lessee

The Company leases warehouse and distribution facilities and administrative office space, generally for terms of three to five years.

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

The Company has options to extend certain of its operating leases for additional periods of time and the right to terminate several of its operating leases prior to its contractual expiration, in each case, subject to the terms and conditions of the lease. The lease term consists of the non-cancellable period of the lease and the periods covered by Company options to extend the lease when it is reasonably certain that the Company will exercise such options. The Company's lease agreements do not contain residual value guarantees. The Company has elected to not separate non-lease components from the associated lease component for all underlying classes of assets with lease and non-lease components.

As of December 31, 2019, the Company had 24 facilities financed under operating leases, consisting of warehouse facilities and administrative offices, with lease term expirations between 2020 and 2028. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of December 31, 2019. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

Fiscal years ending June 30,	Total Operating Lease Obligations (in thousands)
2020 (remainder of)	$989
2021	1,688
2022	1,474
2023	1,093
2024	329
Thereafter	650
Total minimum lease payments	$6,223
Less: amounts representing interest	466
Present value of minimum lease payments	$5,757
Less: current portion	1,621
Long-term portion	$4,136

The table below presents additional information related to the Company’s operating leases (in thousands):

Six months ended December 31, 2019
Operating lease cost
Operating lease cost (1)	$905
Short-term lease cost (1)	114
Variable lease cost (1)	49
Total lease cost	$1,068

(1)	Expenses are classified within selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

The table below presents lease-related terms and discount rates as of December 31, 2019:

December 31, 2019
Weighted average remaining lease terms
Operating leases	4.3 years
Weighted average discount rate
Operating leases	3.6%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities as of December 31, 2019 (in thousands):

Six months ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:	$905
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$864

Company as Lessor

The Company derives a portion of its revenue from equipment leasing arrangements. Such arrangements provide for monthly payments covering the equipment provided, maintenance, and interest. These arrangements meet the criteria to be accounted for as sales type leases. Accordingly, revenue for provision of the equipment is recognized upon delivery of the equipment and its acceptance by the customer. Upon the recognition of such revenue, an asset is established for the investment in sales type leases. Maintenance revenue and interest are recognized monthly over the lease term.

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

Fiscal years ending June 30,	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases
2020 (remainder of)	$1,002	$551	$451
2021	1,206	754	452
2022	889	507	382
2023	623	311	312
2024	397	162	235
Thereafter	189	94	95
			$1,927

* Excludes residual values of $1.6 million.

The total net investments in sales type leases, including stated residual values, as of December 31, 2019 and June 30, 2019 was $3.5 million and $3.0 million, respectively. The current portion of $0.8 million and $0.5 million is included in Other Current Assets in the consolidated balance sheets as of December 31, 2019 and June 30, 2019, respectively, and the long term portion of $2.7 million and $2.5 million is included in Other Assets in the consolidated balance sheets as of December 31, 2019 and June 30, 2019, respectively.

Note (7) - Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of December 31, 2019 and June 30, 3019, the Company had net deferred tax liabilities of approximately $2.0 million and $1.7 million, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of December 31, 2019, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the six and three months ended December 31, 2019 and 2018, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of December 31, 2019, the Company was subject to potential federal and state tax examinations for the tax years 2016 through 2019.

Note (8) – Equity Plans:

Equity Incentive Plan

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

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

During the six and three months ended December 31, 2019, restricted stock awards and restricted stock units of a total of 12,110 shares and 6,500 shares, respectively, were granted under the Plan. During the six and three months ended December 31, 2018, restricted stock awards and restricted stock units of a total of 15,000 shares and 6,845 shares, respectively, were granted under the Plan. Non-cash share-based compensation expense under all plans totaled $915,000 and $838,000 for the six months ended December 31, 2019 and 2018, respectively, and totaled $462,000 and $424,000 for the three months ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had $13.5 million and $1.2 million of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted-average period of 17.3 years and 14.8 years, respectively.

The following is a summary of non-vested restricted stock activity as of and for the six months ended December 31, 2019:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2019	855,854	$18.62	27,500	$36.24
Granted	6,500	34.50	12,110	27.64
Vested	(29,880)	16.59	—	—
Forfeited	—	—	—	—
Non-vested awards or units outstanding at December 31, 2019	832,474	$18.81	39,610	$33.61

Employee Stock Purchase Plan

The Company’s employee stock purchase plan provides for six-month offering periods ending on December 31 and June 30 of each year. During the six and three months ended December 31, 2019, 1,022 shares of common stock were issued under the Company’s employee stock purchase plan for which the Company received net proceeds of $26,000. During the six and three months ended December 31, 2018, 726 shares of common stock were issued under the Company’s employee stock purchase plan for which the Company received net proceeds of $23,000.

Note (9) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner-Atlantic”), leases 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, President of Steiner-Atlantic and a former director and officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during January 2020 to run through October 31, 2020. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $74,000 and $72,000 during the six months ended December 31, 2019 and 2018, respectively.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $72,000 during each of the six months ended December 31, 2019 and 2018.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $126,000 during each of the six months ended December 31, 2019 and 2018.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. During February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $240,000 and $130,000 during the six months ended December 31, 2019 and 2018, respectively.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, Inc. (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $69,000 and $44,000 during the six months ended December 31, 2019 and 2018, respectively.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries Inc. (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $88,000 during the six months ended December 31, 2019.

Note (10) – Recently Issued Accounting Guidance: In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance will eliminate the second step from the goodwill impairment test required in computing the implied fair value of goodwill. Instead, under the new guidance, an entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and, if applicable, the entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when performing the goodwill impairment test. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 (the fiscal year ending June 30, 2021 for the Company), with early adoption permitted. The Company is currently evaluating the impact that adopting this guidance may have on its consolidated financial statements.

Other than as described above, management does not believe that accounting standards and updates which have been issued but are not yet effective will have a material impact on the Company’s consolidated financial statements upon adoption.

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. At each of December 31, 2019 and June 30, 2019, outstanding performance and payment bonds totaled $8.0 million, and there were no estimated costs to complete projects secured by these bonds.

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

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Unaudited)

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2019	$54,501
Goodwill from the PLS Acquisition	945
Other	83
Balance at December 31, 2019	$55,529

Note (13) – Subsequent Events:

On January 31, 2020, the Company acquired Large Equipment, Inc. (d/b/a Laundry Systems of Tennessee) (“LSOT”), pursuant to a merger whereby LSOT merged with and into, and became, a wholly-owned subsidiary of the Company (“Laundry Systems of Tennessee”). Laundry Systems of Tennessee is a Tennessee-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry.

On February 7, 2020, the Company executed a definitive purchase agreement to acquire substantially all the assets and certain liabilities of Commercial Laundry Equipment Company, Inc. (“Commercial Laundry Equipment”). Commercial Laundry Equipment is a Virginia-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s pursuit of acquisitions and other strategic opportunities, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with financing acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, and risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met; market share growth tactics and investments and expenses in pursuit of growth, including those incurred in connection with the Company’s “buy-and-build” growth strategy, or otherwise may not result in the benefits anticipated; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion and pursuit of growth, including the impact they may have on gross margin and the Company’s other financial results; risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries and the costs and timing of the Company’s efforts with respect thereto; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they not lead to increases in higher gross margin sale of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing of revenue expected to be recognized in future periods and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those described in the “Risk Factors” section of the Company’s Annual

Report on Form 10-K for the fiscal year ended June 30, 2019. Many of these risks and factors are beyond the Company’s control. In addition, dividends are subject to declaration by the Company’s Board of Directors based on factors deemed relevant by it from time to time, may be restricted by the terms of the Company’s indebtedness, and may not be paid in the future, whether with the frequency or in the amounts previously paid or at all. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

Company Overview

EVI Industries, Inc., through its wholly-owned subsidiaries (collectively “EVI” or the “Company”), is a value-added distributor, and provides advisory and technical services. Through its vast sales organization, the Company provides its customers with planning, designing, and consulting services related to their commercial laundry operations. The Company sells and/or leases its customers commercial laundry equipment specializing in washing, drying, finishing, material handling, water heating, power generation, and water reuse applications. In support of the suite of products it offers, the Company sells related parts and accessories. Additionally, through the Company’s robust network of commercial laundry technicians, the Company provides its customers with installation, maintenance, and repair services.

The Company’s customers include retail, commercial, industrial, institutional, and government customers. Product purchases made by customers range from parts and accessories, to single or multiple units of equipment, to large complex systems. The Company also provides its customers with the services described above.

The Company believes that equipment sales provide a strong foundation for the Company to further strengthen its customer relationships, including that they may in the future result in higher gross margin opportunities from the sale of parts, accessories, supplies, and technical services related to the equipment. It is important to note, however, that from time to time the Company enters into longer-term contracts, including to fulfill large complex laundry projects for divisions of the federal government, where the nature of, and competition for, such contracts may result in a lower gross margin as compared to other equipment sales. Despite the potential for a lower gross margin from such longer-term contracts, the Company believes that the long-term benefit from the increase in its installed equipment will outweigh the possible short-term impact to gross margin.

The Company’s operating expenses consist of (a) selling, general and administrative expenses, primarily salaries, and commissions and marketing expenses that are variable and correlate to changes in sales, (b) expenses related to the operation of warehouse facilities, including facility rent, which is payable mostly under non-cancelable operating leases, and the Company’s fleet of installation and service vehicles, and (c) operating expenses at the parent company, including compensation expenses, fees for professional services, expenses associated with being a public company, including increased expenses attributable to the Company’s growth, and expenses in furtherance of the Company’s buy-and-build growth strategy.

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

Acquisitions Completed During the Six Months Ended December 31, 2019

•	On August 1, 2019, the Company acquired substantially all of the assets of New York-based Commercial Laundry Products, Inc., Professional Laundry Systems of PA, Inc., and Professional Laundry Systems West, Inc. (collectively, “PLS”) (the “PLS Acquisition”). See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the PLS Acquisition.

Acquisitions Completed Subsequent to the Six Months Ended December 31, 2019

•	On January 31, 2020, the Company acquired Tennessee-based Large Equipment, Inc. (d/b/a Laundry Systems of Tennessee) (“LSOT”) via a merger of LSOT with and into a wholly-owned subsidiary of the Company (“Laundry Systems of Tennessee”). See Note 13 to the unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information regarding this acquisition.

Acquisitions Completed Prior to the Current Fiscal Year

•	On October 10, 2016, the Company acquired substantially all the assets of California-based Western State Design, LLC;
•	On June 19, 2017, the Company acquired substantially all of the assets of Colorado-based Martin-Ray Laundry Systems, Inc.;
•	On October 31, 2017, the Company acquired substantially all of the assets of Georgia-based Tri-State Technical Services, Inc.;
•	On February 9, 2018, the Company acquired substantially all of the assets of Texas-based companies, Zuf Acquisitions I LLC (d/b/a AAdvantage Laundry Systems) and Sky-Rent LP (“Sky-Rent”);
•	On September 4, 2018, the Company acquired substantially all of the assets of Florida-based Industrial Laundry Services, Inc.;
•	On September 12, 2018, the Company acquired substantially all of the assets of Texas-based Scott Equipment, Inc. (“Scott Equipment”);
•	On November 6, 2018, the Company acquired Washington-based Washington Automated, Inc. (‘WAI”) via a merger of WAI with and into a wholly-owned subsidiary of the Company (“Washington Automated”);
•	On November 14, 2018, the Company acquired substantially all of the assets of Texas-based Skyline Equipment, Inc.;
•	On November 16, 2018, the Company acquired substantially all of the assets of Florida-based Worldwide Laundry, Inc.; and
•	On February 5, 2019, the Company acquired Pennsylvania-based PAC Industries, Inc. (“PAC”) via a merger of PAC with and into a wholly-owned subsidiary of the Company (“PAC Industries”).

Each acquisition described above was effected by the Company, indirectly through a separate wholly-owned subsidiary formed by the Company for the purpose of effecting the transaction and operating the related business following the acquisition, and included both cash consideration and stock consideration in the form of shares of the Company’s common stock. In connection with each asset acquisition, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates are included in the Company’s consolidated financial statements. The financial position and results of Laundry Systems of Tennessee following the

January 31, 2020 closing date of the Company’s acquisition of LSOT will be included in the Company’s consolidated financial statements beginning with the quarter ending March 31, 2020.

Recent Accounting Pronouncements

Refer to Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted significant accounting policies.

Results of Operations

Six and Three-Month Periods Ended December 31, 2019 Compared to the Six and Three-Month Periods Ended December 31, 2018

The “build” component of the Company’s “buy-and-build” growth strategy involves implementing a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain initiatives, which may include investments in additional sales and service personnel, new product lines, enhanced service operations and capabilities, new and improved facilities, and advanced technologies. The Company pursues market share growth using a variety of strategies aimed at increasing the installed base of the wide range of commercial laundry equipment the Company represents. Certain market share growth tactics may, from time to time, result in lower gross margins. However, the Company believes that a greater installed base of equipment strengthens the Company’s existing customer relationships and increases the Company’s total number of customer relationships, consequently creating a larger and stronger customer base to which the Company may sell products and services. These may include certain higher margin products and services and any additional products and services which the Company may offer or sell from time to time as a result of any business acquisitions, the sale or lease of complementary products, and expansion of its service operations.

Finally, it is important to note that, as a value-added distributor and a provider of technical services in the commercial laundry industry, the Company partners with its customers to plan, design, install, and maintain their commercial laundry operations. The nature of the Company’s business not only requires a competent and well-trained sales organization to win customer orders, but also requires proper, timely, and cost-effective installation ranging from single units of equipment to complex multimillion dollar laundry systems. Such installations also require coordination and collaboration with the Company’s customers and any third-parties they may retain. Consequently, the recognition of revenue and profit, from time to time, may be impacted by delays in construction and/or the preparation of customer facilities for the installation of purchased commercial laundry equipment and systems. This may result in decreased revenue and profit in the current period but a source of future revenue and profit through the ultimate fulfillment of the Company’s backlog of customer orders not yet recognized and pending installation.

Revenues

Revenues for the six and three-month periods ended December 31, 2019 increased $18.1 million, or 17%, and $5.8 million, or 10%, respectively, compared to the same periods of the prior fiscal year. The increases in revenue were due to the results of operations of acquired businesses whose results for all or part of the six and three months ended December 31, 2018 were not included in the Company’s consolidated financial statements for such periods, including Scott Equipment, Washington Automated, and PAC Industries, and the success of certain sales tactics executed by the Company to increase market share.

Gross Profit

Gross profit for the six and three-month periods ended December 31, 2019 increased $4.5 million, or 19%, and $398,000, or 3%, respectively, compared to the same periods of the prior fiscal year, primarily as a result of increased revenues. Gross margins increased from 22.5% to 22.8% for the six-month period ended December 31, 2019 and decreased from 22.5% to 21.1% for the three-month period ended December 31, 2019, each compared to the same period of the prior fiscal year. The success of the Company’s market share growth strategy described above had an adverse impact on gross margins during the six and three-month periods ended December 31, 2019.

Further, as described above, from time to time the Company enters into longer-term contracts, including to fulfill large complex laundry projects for divisions of the federal government. These contracts generally have a lower gross margin compared to other equipment sales and, as a result, adversely impact the Company’s gross margin for periods in which a significant number of these contracts are entered into. However, the Company believes that these contracts will result in higher margin opportunities over the long-term. During the six and three month periods ended December 31, 2019 and December 31, 2018, the Company entered into a number of longer-term federal government contracts, which adversely impacted the Company’s gross margin for each such period. In the absence of such longer-term federal government contracts, gross margins for the six and three-month periods ended December 31, 2019 as compared to the same periods of the prior fiscal year decreased 1.7% to 24.0% and 3.3% to 22.8%, respectively.

Selling, General and Administrative Expenses

Operating expenses increased $6.0 million, or 30%, and $1.7 million, or 15%, for the six and three-month periods ended December 31, 2019, compared to the same periods of the prior fiscal year. The increase in operating expenses resulted from the Company’s continued execution of its buy-and-build growth strategy and other expenses in connection with the Company’s growth and growth initiatives.

The increase in operating expenses is primarily attributable to (a) additional post-acquisition operating expenses associated with acquired businesses not reflected in operating expenses for the prior fiscal year period, (b) additional operating expenses at the acquired businesses in pursuit of future growth and in support of the Company’s growing operations, (c) increases in operating expenses in connection with the Company’s growth, including greater accounting fees and expenses, legal fees, and insurance costs, (d) the addition of sales, service, and operations support professionals and related costs, as total personnel at December 31, 2019 increased by 29% compared to total personnel at December 31, 2018, with 74% of such increase attributable to sales and service related personnel, (e) increased investments in sales, service, and operations related technologies in support of the Company’s “buy-and-build” growth strategy, and (f) an increase in non-cash amortization expense related to the intangible assets the Company acquired in connection with its acquisitions, an increase in depreciation expense and an increase in non-cash share-based compensation.

As a result of the foregoing, operating expenses as a percentage of revenues for the six and three-month periods ended December 31, 2019 were 21.1% and 19.9%, respectively, compared to 19.1% and 19.0% for the six and three-month periods ended December 31, 2018, respectively.

Interest Expense

Net interest expense for the six and three-month periods ended December 31, 2019 were $855,000 and $433,000, respectively, compared to $539,000 and $374,000, respectively, for the same periods of the prior fiscal year. The increases in net interest expense are primarily due to increases in average outstanding borrowings.

Income Taxes

The Company’s effective tax rates were 31.5% and 29.3% for the six and three-month periods ended December 31, 2019, respectively, compared to 31.2% and 26.8%% for the same periods of the prior fiscal year, respectively. The increase in the effective tax rate for the six and three-month periods ended December 31, 2019 is attributable to an increase in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation, partially offset by lower effective state tax rates from increased apportionment to states with lower tax rates.

Net Income

Net income for the six and three months ended December 31, 2019 was $843,000 and $263,000, respectively, compared to $2.1 million and $1.3 million for the same periods of the prior fiscal year, respectively. As described above, the increases in revenue and gross profit were offset by lower gross margins and by operating expense increases, including increases in (a) operating expenses related to acquired businesses, (b) operating expenses in support of the Company’s buy-and-build efforts and initiatives, and (c) the increase in non-cash charges related to the amortization of intangible assets, depreciation expense and share-based compensation.

Consolidated Financial Condition

The Company’s total assets increased from $154.5 million at June 30, 2019 to $158.4 million at December 31, 2019. The increase in total assets was primarily attributable to the adoption of the new lease standard effective July 1, 2019, resulting in the establishment of an operating lease asset, and the assets the Company acquired in connection with the PLS Acquisition consummated by the Company during the six months ended December 31, 2019, partially offset by a decrease in accounts receivable and contract assets. The Company’s total liabilities increased from $73.0 million at June 30, 2019 to $74.1 million at December 31, 2019, which was primarily attributable to the adoption of the new lease standard effective July 1, 2019, resulting in the establishment of an operating lease liability, and an increase in customer deposits, partially offset by decrease in long-term debt as well as a decrease in accounts payable and accrued expenses from timing of payments.

Liquidity and Capital Resources

For the six-month period ended December 31, 2019, cash increased by approximately $886,000 compared to an increase of approximately $8.8 million during the six-month period ended December 31, 2018.

Working Capital

Working capital decreased from $37.2 million at June 30, 2019 to $31.1 million at December 31, 2019, primarily reflecting the adoption of the new lease standard effective July 1, 2019, resulting in the establishment of a current operating lease liability, lower levels of accounts receivable and the utilization of cash on hand to pay off long-term debt, partially offset by higher levels of inventory and lower levels of accounts payable and accrued expenses. The decrease in accounts receivable was primarily attributable to the timing of collection of payments and decreased amounts that were owed related to progress billing on longer-term contracts. The increase in inventory was primarily attributable to the inventory acquired in connection with the PLS Acquisition as well as increases related to the timing of the Company’s placement of equipment orders and availability of products from certain vendors at favorable prices during the period.

Cash Flows

The following table summarizes the Company’s cash flow activity for the six months ended December 31, 2019 and 2018 (in thousands):

	Six Months Ended December 31,
	2019	2018
Net cash provided (used) by:
Operating activities	$9,608	$(9,855)
Investing activities	$(2,639)	$(8,431)
Financing activities	$(6,083)	$27,129

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the six months ended December 31, 2019, operating activities provided cash of $9.6 million compared to cash used by operating activities of $9.9 million during the six months ended December 31, 2018. This $19.5 million increase in cash provided by operating activities was primarily attributable to changes in working capital, including a decrease in accounts receivable and an increase in customer deposits partially offset by the decrease in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities decreased $5.8 million to $2.6 million during the six months ended December 31, 2019 compared to $8.4 million during the six months ended December 31, 2018. This $5.8 million decrease was primarily attributable to a decrease in cash used for acquisitions, partially offset by an increase in cash used for capital expenditures. The increase in capital expenditures is due in part to expenses in furtherance of certain growth initiatives, including primarily an increase in capital expenditures in connection with growth initiatives related to the laundry route and rental business in which certain of the Company’s subsidiaries are engaged.

Financing Activities

For the six months ended December 31, 2019, financing activities used cash of $6.1 million compared to cash provided by financing activities of $27.1 million during the six months ended December 31, 2018. This $33.2 million increase in cash used by financing activities was primarily attributable to the cash provided by operating activities during the six months ended December 31, 2019 which were used to make debt repayments in excess of proceeds from borrowings compared to proceeds from borrowings in excess of debt repayments during the six months ended December 31, 2018. Borrowings during the six months ended December 31, 2018 were used primarily to fund the changes in working capital during such period and the cash consideration paid in connection with the acquisitions consummated by the Company during such period.

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At December 31, 2019, the Company was in compliance with its covenants under the 2018 Credit Agreement and $4.4 million was available to borrow under the revolving credit facility.

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

As previously described, the Company has in place an equity incentive plan, the EVI Industries, Inc. 2015 Equity Incentive Plan (the “Plan”), pursuant to which restricted stock and other equity-based awards and cash awards may be granted to participants in the Plan. Upon request by a holder of restricted stock granted under the Plan, the Company may issue shares upon vesting net of the statutory withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and reduce additional paid-in capital within shareholders’ equity and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued upon vesting. During the six months ended December 31, 2019 and 2018, share repurchases related to shares withheld upon the vesting of previously granted restricted stock awards were approximately $309,000 and $359,000, respectively.

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at December 31, 2019.

Inflation

Inflation did not have a significant effect on the Company’s results during any of the reported periods.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner-Atlantic”), leases 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, President of Steiner-Atlantic and a former director and officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during January 2020 to run through October 31, 2020. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $74,000 and $72,000 during the six months ended December 31, 2019 and 2018, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $72,000 during each of the six months ended December 31, 2019 and 2018.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $126,000 during each of the six months ended December 31, 2019 and 2018.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. During February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $240,000 and $130,000 during the six months ended December 31, 2019 and 2018, respectively.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, Inc. (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $69,000 and $44,000 during the six months ended December 31, 2019 and 2018, respectively.

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries Inc. (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $88,000 during the six months ended December 31, 2019.

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

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s 2018 Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one-month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the

Consolidated Leverage Ratio. As of December 31, 2019, the Company had approximately $35.0 million of outstanding borrowings with a weighted average interest rate of 3.49%. Based on the amounts outstanding at December 31, 2019, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $350,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at December 31, 2019 or June 30, 2019.

The Company’s cash and cash equivalents are maintained in bank accounts which bear interest at prevailing interest rates. At December 31, 2019, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: February 10, 2020		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer