Form 10-Q
period 2020-03-31
EVI INDUSTRIES, INC.
filed 2020-05-11
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 11,914,487 shares outstanding as of May 4, 2020.

Index

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the nine months ended March 31,		For the three months ended March 31,
	2020	2019	2020	2019

Revenues	$181,379	$163,436	$59,041	$59,290
Cost of sales	139,640	126,615	45,211	45,867
Gross profit	41,739	36,821	13,830	13,423
Selling, general and administrative expenses	39,302	32,180	13,479	12,316
Operating income	2,437	4,641	351	1,107
Interest expense, net	1,198	942	343	403
Income before provision for income taxes	1,239	3,699	8	704
Provision for income taxes	408	1,172	20	238
Net income (loss)	$831	$2,527	$(12)	$466
Net earnings (loss) per share – basic	$0.06	$0.20	$(0.00)	$0.04
Net earnings (loss) per share - diluted	$0.06	$0.20	$(0.00)	$0.04

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	March 31, 2020 (Unaudited)	June 30, 2019
Current assets
Cash and cash equivalents	$3,917	$5,038
Accounts receivable, net of allowance for doubtful accounts of $382 and $323, respectively	26,560	30,557
Inventories, net	27,108	26,445
Vendor deposits	613	403
Contract assets	116	2,487
Other current assets	3,430	2,938
Total current assets	61,744	67,868

Equipment and improvements, net	7,971	5,865
Operating lease assets	5,780	—
Intangible assets, net	22,189	22,351
Goodwill	56,574	54,501
Other assets	4,186	3,900
Total assets	$158,444	$154,485

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2020 (Unaudited)	June 30, 2019
Current liabilities
Accounts payable and accrued expenses	$17,647	$17,508
Accrued employee expenses	4,070	5,187
Customer deposits	10,510	7,163
Contract liabilities	834	854
Current portion of operating lease liabilities	1,744	—
Total current liabilities	34,805	30,712

Deferred tax liabilities, net	2,347	1,708
Long-term operating lease liabilities	4,060	—
Long-term debt, net	29,804	40,563

Total liabilities	71,016	72,983

Commitments and contingencies (Note 11)

Common stock related to acquiree’s Employee Stock Ownership Plan (“ESOP”)	—	4,240

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 12,002,793 shares issued at March 31, 2020 and 11,825,615 shares issued at June 30, 2019, including shares held in treasury	300	296
Additional paid-in capital	78,526	73,010
Retained earnings	10,466	9,635
Treasury stock, 88,306 shares at March 31, 2020 and 72,934 shares at June 30, 2019, at cost	(1,864)	(1,439)
Common stock related to acquiree’s ESOP	—	(4,240)
Total shareholders’ equity	87,428	77,262
Total liabilities and shareholders’ equity	$158,444	$154,485

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Nine months ended March 31, 2020
							Common
							Stock
			Additional				Related to
	Common Stock		Paid-in	Treasury Stock		Retained	Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at June 30, 2019	11,825,615	$296	$73,010	72,934	$(1,439)	$9,635	$(4,240)	$77,262

Share repurchases	—	—	—	15,372	(425)	—	—	(425)

Vesting of restricted shares	29,880	—	—	—	—	—	—	—

Issuance of shares under employee stock purchase plan	1,022	—	26	—	—	—	—	26

Issuance of shares in connection with acquisitions	132,726	4	3,766	—	—	—	4,240	8,010

Stock compensation	13,550	—	1,724	—	—	—	—	1,724

Net income	—	—	—	—	—	831	—	831
Balance at March 31, 2020	12,002,793	$300	$78,526	88,306	$(1,864)	$10,466	$—	$87,428

	Three months ended March 31, 2020
							Common
							Stock
			Additional				Related to
	Common Stock		Paid-in	Treasury Stock		Retained	Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at December 31, 2019	11,893,567	$297	$75,244	83,044	$(1,748)	$10,478	$—	$84,271

Share repurchases	—	—	—	5,262	(116)	—	—	(116)

Issuance of shares in connection with acquisitions	95,676	3	2,473	—	—	—	—	2,476

Stock compensation	13,550	—	809	—	—	—	—	809

Net loss	—	—	—	—	—	(12)	—	(12)
Balance at March 31, 2020	12,002,793	$300	$78,526	88,306	$(1,864)	$10,466	$—	$87,428

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Nine months ended March 31, 2019
							Common
							Stock
			Additional				Related to
	Common Stock		Paid-in	Treasury Stock		Retained	Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at June 30, 2018	11,239,656	$281	$49,950	52,686	$(711)	$7,511	$—	$57,031

Dividends paid ($.13 per share)	—	—	—	—	—	(1,619)	—	(1,619)

Share repurchases	—	—	—	10,123	(359)	—	—	(359)

Vesting of restricted shares	28,170	—	—	—	—	—	—	—

Issuance of shares under employee stock purchase plan	726	—	23	—	—	—	—	23

Issuance of shares in connection with acquisitions	530,525	13	21,277	—	—	—	(4,240)	17,050

Stock compensation	—	—	1,287	—	—	—	—	1,287

Net income	—	—	—	—	—	2,257	—	2,527
Balance at March 31, 2019	11,799,077	$294	$72,537	62,809	$(1,070)	$8,419	$(4,240)	$75,940

	Three months ended March 31, 2019
							Common
							Stock
			Additional				Related to
	Common Stock		Paid-in	Treasury Stock		Retained	Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at December 31, 2018	11,619,230	$290	$65,440	62,809	$(1,070)	$7,953	$—	$72,613

Issuance of shares in connection with acquisitions	179,847	4	6,648	—	—	—	(4,240)	2,412

Stock compensation	—	—	449	—	—	—	—	449

Net income	—	—	—	—	—	466	—	466
Balance at March 31, 2019	11,799,077	$294	$72,537	62,809	$(1,070)	$8,419	$(4,240)	$75,940

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31, 2020	March 31, 2019
Operating activities:
Net income	$831	$2,527
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	2,692	1,894
Amortization of debt discount	41	82
Provision for bad debt expense	136	181
Non-cash lease expense	24	—
Share-based compensation	1,724	1,287
Inventory reserve	133	125
Provision for deferred income taxes	416	234
Other	(85)	—
(Increase) decrease in operating assets:
Accounts receivable	4,961	(4,847)
Inventories	902	(5,759)
Vendor deposits	(210)	(438)
Contract assets	2,371	(2,445)
Other assets	(602)	(1,384)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,076)	2,899
Accrued employee expenses	(1,168)	(1,600)
Customer deposits	3,257	(2,629)
Contract liabilities	(20)	255
Net cash provided (used) by operating activities	14,327	(9,618)
Investing activities:
Capital expenditures	(2,785)	(1,741)
Cash paid for acquisitions, net of cash acquired	(1,334)	(12,542)
Net cash used by investing activities	(4,119)	(14,283)
Financing activities:
Dividends paid	—	(1,619)
Proceeds from borrowings	8,000	110,963
Debt repayments	(18,930)	(79,435)
Payment of debt issuance costs	—	(272)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(425)	(359)
Issuances of common stock under employee stock purchase plan	26	23
Net cash (used) provided by financing activities	(11,329)	29,301
Net (decrease) increase in cash and cash equivalents	(1,121)	5,400
Cash and cash equivalents at beginning of period	5,038	1,330
Cash and cash equivalents at end of period	$3,917	$6,730

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the nine months ended
	March 31, 2020	March 31, 2019
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,215	$799
Cash paid during the period for income taxes	$224	$1,354

Supplemental disclosure of non-cash financing activities:
Common stock issued for acquisitions	$3,770	$21,290

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EVI Industries, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position, shareholders’ equity and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. This is particularly true in light of the COVID-19 pandemic and its effects and potential future effects (which are highly uncertain) on economic and market conditions and on the Company and its business, and its results and financial condition, as described below and elsewhere herein. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The June 30, 2019 balance sheet information contained herein was derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and assumptions made may not prove to be correct, and actual results could differ from the estimates.

The Company, through its wholly-owned subsidiaries, is a value-added distributor, and provides advisory and technical services. Through its vast sales organization, the Company provides its customers with planning, designing, and consulting services related to their commercial laundry operations. The Company sells and/or leases its customers commercial laundry equipment, specializing in washing, drying, finishing, material handling, water heating, power generation, and water reuse applications. In support of the suite of products it offers, the Company sells related parts and accessories. Additionally, through the Company’s robust network of commercial laundry technicians, the Company provides its customers with installation, maintenance, and repair services.

The Company’s customers include retail, commercial, industrial, institutional, and government customers. Product purchases made by customers range from parts and accessories, to single or multiple units of equipment, to large complex systems. The Company also provides its customers with the services described above.

The Company’s growth strategy includes organic growth initiatives and business acquisitions pursuant to the Company’s “buy-and-build” growth strategy, which was implemented in 2015. See Note 3, “Acquisitions,” for information regarding acquisitions consummated during the nine months ended March 31, 2020. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates are included in the Company’s consolidated financial statements.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and is likely to continue to negatively impact, the Company’s business and results of operations, cash flows and financial position. Specifically, the COVID-19 pandemic and accompanying economic disruption have negatively impacted sales and sales contracts, with such decline beginning at the end of the quarter ended March 31, 2020. Accordingly, the Company experienced a decline in revenue for the quarter ended March 31, 2020 compared to the same period of the prior fiscal year. The Company expects this trend to continue in the near-term and possibly longer given the state of the pandemic and, among other matters related thereto, governmental actions, including, without limitation, business restrictions. In response to the negative sales trend, the Company has taken actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating credit terms with suppliers, and reducing hiring activities. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state or local authorities or otherwise determined to be advisable by management.

The Company is focused on ensuring ample liquidity to meet business needs as the impact of COVID-19 evolves. To that end, during April 2020, the Company borrowed approximately $9.0 million under its credit facility and certain subsidiaries of the Company applied for loans (the “PPP Loans”) under the Paycheck Protection Program established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the aggregate principal amount of approximately $7.3 million. The Company has not yet received any of the PPP Loans and is evaluating its potential acceptance of the PPP Loans, including in light of current guidance and the anticipation of future guidance with respect to PPP Loans. There can be no assurance that the Company will accept or otherwise receive the PPP Loans in whole or in part. See Note 5, “Debt,” and Note 13, “Subsequent Events,” for additional information regarding the Company’s credit facility and the potential PPP Loans.

As of the date of this Quarterly Report on Form 10-Q, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may negatively impact, the Company’s business and results, including sales and gross margin, in the future include, but are not limited to: limitations on the ability of suppliers to manufacture, or the Company’s ability to procure from manufacturers, the products the Company sells, or to meet delivery requirements and commitments; limitations on the ability of the Company’s employees to perform their work due to impacts caused by the COVID-19 pandemic or local, state, or federal orders that restrict the Company’s operations or the operations of its customers, or require that the employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; limitations on the ability of the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all; and decreased demand for products and services.

The situation surrounding COVID-19 remains fluid. The Company is unable to determine or predict the nature, duration, or scope of the overall impact that the COVID-19 pandemic will have on the Company’s business, results of operations, liquidity, or financial condition, as such impact will depend on future developments, including the severity and duration of the pandemic and government and other actions taken in response thereto, all of which are highly uncertain. Further, even after the COVID-19 pandemic subsides, the Company may continue to experience adverse impacts to its business as a result of, among other things, any economic impact that has occurred or may occur in the future. However, the Company believes that its existing cash and cash equivalents, anticipated cash from operations, and funds available under the 2018 Credit Agreement will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months. As described above, certain subsidiaries of the Company have applied for approximately $7.3 million of PPP Loans, although there is no assurance that any or all of such funds will be accepted or otherwise received.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Note (2) – Summary of Significant Accounting Policies:

Adoption of New Lease Standard

On July 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases (Topic 842), which, among other things, requires lessees to recognize substantially all leases on their balance sheets and disclose certain additional key information about leasing arrangements. The new standard establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases are required to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted this standard using the modified retrospective transition approach, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption without restatement of prior periods. Therefore, the accompanying unaudited condensed consolidated financial statements for the nine and three-month periods ended March 31, 2020 are presented under the new standard, while the comparative period financial statements presented herein were not adjusted for this standard and continue to be reported in accordance with the Company's previous lease accounting policy. There was no cumulative-effect adjustment recorded on July 1, 2019.

The Company elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company's contracts are or contain leases, (2) lease classification and (3) initial direct costs.

The primary impact for the Company was the balance sheet recognition of ROU assets and lease liabilities for operating leases as a lessee. The adoption of ASC 842 did not have a material impact on the results of operations or cash flows of the Company. See Note 6, “Leases,” for further discussion regarding the Company’s adoption of the new standard.

Significant Accounting Policies

Except for the new lease standard adopted on July 1, 2019 described above, there have been no changes to the Company’s significant accounting policies from those described in Note 1 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Note (3) – Acquisitions:

Acquisitions during the Nine Months Ended March 31, 2020

During the nine months ended March 31, 2020, the Company completed the acquisition of three businesses (Professional Laundry Systems, LLC on August 1, 2019; Large Equipment, Inc. (d/b/a Laundry Systems of Tennessee) and TN Ozone, Inc. (d/b/a Premier Laundry Solutions and Premier Equipment Rental) on January 31, 2020; and Commercial Laundry Equipment Company, Inc. on February 29, 2020), each of which distributes commercial, industrial, and vended laundry products and provides installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. Two of these acquisitions were completed by the Company, indirectly through a newly-formed wholly-owned subsidiary, which purchased substantially all of the assets and assumed certain of the liabilities of the acquired entity. The other acquisition was effected by a merger of the acquired entity with and into a newly-formed wholly-owned subsidiary of the Company. The total consideration for these three transactions consisted of $1.5 million in cash, net of $192,000 of cash acquired, the assumption of $129,000 of long-term debt, and the issuance of 132,726 shares of the Company’s common stock. The Company funded the cash consideration for each acquisition with credit facility borrowings. Each acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. In the aggregate, the Company preliminarily allocated a total of $2.0 million to goodwill, $680,000 to customer-related intangibles and $410,000 to the respective trade names. The purchase price allocations are considered preliminary, as the Company is still assessing certain working capital and valuation-related items.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

PAC Acquisition

On February 5, 2019, the Company completed its acquisition (the “PAC Acquisition”) of PAC Industries Inc. (“PAC”). As a portion of the consideration paid in connection with the PAC Acquisition, the Company issued 114,634 shares of its common stock to PAC’s employee stock ownership plan (“ESOP”). These shares were not permitted to be traded during the nine-month period commencing on the closing date. Further, if a distribution event occurred during such nine-month period, then each participant in the ESOP would have had the option to require the Company to purchase such participant’s shares at fair market value. Due to the Company’s obligation under this put option, which was in effect at June 30, 2019 but has subsequently expired, the distributed shares subject to the put option which were held by the ESOP were classified as temporary equity in the mezzanine section of the consolidated balance sheet as of June 30, 2019. No distribution events occurred during the nine-month restriction period. Accordingly, on August 5, 2019, each participant’s option to require the Company to purchase such participant’s shares at fair market value if a distribution event occurred expired. As a result, such shares are classified as permanent equity in the consolidated balance sheet as of March 31, 2020.

Note (4) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends or dividend equivalents paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the nine and three months ended March 31, 2020 and 2019 are computed as follows (in thousands, except per share data):

	For the nine months ended March 31,		For the three months ended March 31,
	2020 (Unaudited)	2019 (Unaudited)	2020 (Unaudited)	2019 (Unaudited)

Net income (loss)	$831	$2,527	$(12)	$466
Less: distributed and undistributed income (loss) allocated to unvested restricted common stock	68	181	—	33
Net income (loss) allocated to EVI Industries, Inc. shareholders	$763	$2,346	$(12)	$433
Weighted average shares outstanding used in basic earnings per share	11,815	11,463	11,872	11,666
Dilutive common share equivalents	373	497	—	479
Weighted average shares outstanding used in diluted earnings per share	12,188	11,960	11,872	12,145
Basic earnings per share	$0.06	$0.20	$(0.00)	$0.04
Diluted earnings per share (1)	$0.06	$0.20	$(0.00)	$0.04
(1)	For the three-month period ended March 31, 2020 potential common shares under the treasury stock method were anti-dilutive because the Company reported a net loss in the period.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

At March 31, 2020 and 2019, other than 1,068,753 shares and 909,277 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (5) - Debt: Long-term debt as of March 31, 2020 and June 30, 2019 are as follows (in thousands):

	March 31, 2020	June 30, 2019
Revolving Line of Credit	$30,000	$40,800
Less: unamortized discount and deferred financing costs	(196)	(237)
Total long-term debt	$29,804	$40,563

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. The Company believes that it is in compliance with its covenants under the 2018 Credit Agreement and $10.0 million was available to borrow under the revolving credit facility at March 31, 2020.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The obligations of the Company under the 2018 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

As described in further detail in Note 13, “Subsequent Events,” in an effort to ensure ample liquidity to meet business needs as the impact of COVID-19 evolves, during April 2020, the Company borrowed approximately $9.0 million under the 2018 Credit Agreement and applied for approximately $7.3 million of loans under the Paycheck Protection Program established under the CARES Act. The Company has not yet received any of the PPP Loans and is evaluating its potential acceptance of the PPP Loans, including in light of current guidance and the anticipation of future guidance with respect to PPP Loans. There can be no assurance that the Company will accept or otherwise receive the PPP Loans in whole or in part.

Note (6) - Leases:

Company as Lessee

The Company leases warehouse and distribution facilities and administrative office space, generally for terms of three to five years.

As described in Note 2, “Summary of Significant Accounting Policies” above, the Company adopted ASC Topic 842, Leases (“ASC 842” or “Topic 842”), utilizing the modified retrospective adoption method with an effective date of July 1, 2019. The Company made the election to not apply the recognition requirements in Topic 842 to short-term leases (i.e., leases of 12 months or less). Instead, the Company, as permitted by Topic 842, recognizes the lease payments under its short-term leases in profit or loss on a straight-line basis over the lease term. The Company elected this accounting policy for all classes of underlying assets. In addition, in accordance with Topic 842, variable lease payments in the period in which the obligation for those payments is incurred are not included in the recognition of a lease liability or right-of-use asset.

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

As of March 31, 2020, the Company had 26 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2020 and 2028. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of March 31, 2020. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Total Operating Lease Obligations (in thousands)
2020 (remainder of)	$533
2021	1,823
2022	1,609
2023	1,199
2024	392
Thereafter	692
Total minimum lease payments	$6,248
Less: amounts representing interest	444
Present value of minimum lease payments	$5,804
Less: current portion	1,744
Long-term portion	$4,060

The table below presents additional information related to the Company’s operating leases (in thousands):

Nine months ended March 31, 2020
Operating lease cost
Operating lease cost (1)	$1,412
Short-term lease cost (1)	153
Variable lease cost (1)	113
Total lease cost	$1,678

(1)	Expenses are classified within selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

The table below presents lease-related terms and discount rates as of March 31, 2020:

March 31, 2020
Weighted average remaining lease terms
Operating leases	4.1 years
Weighted average discount rate
Operating leases	3.5%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities as of March 31, 2020 (in thousands):

Nine months ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:	$1,412
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$1,366

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Minimum future rental commitments for all of the Company’s real property leases, including those with related parties, as of June 30, 2019, which continues to be presented in accordance with ASC Topic 840, Leases (“ASC 840” or “Topic 840”) approximate the following (in thousands):

Fiscal years ending June 30,
2020	$1,922
2021	1,554
2022	1,332
2023	1,031
2024	179
Total minimum lease payments	$6,018

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

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments Receivable	Amortization of Unearned Income	Net Investment in Sales Type Leases
2020 (remainder of)	$599	$267	$332
2021	1,356	856	500
2022	1,002	584	418
2023	734	371	363
2024	476	196	280
Thereafter	286	127	159
			$2,052	*

* Excludes residual values of $1.6 million.

The total net investments in sales type leases, including stated residual values, as of March 31, 2020 and June 30, 2019 was $3.7 million and $3.0 million, respectively. The current portion of $0.7 million and $0.5 million is included in other current assets in the consolidated balance sheets as of March 31, 2020 and June 30, 2019, respectively, and the long term portion of $3.0 million and $2.5 million is included in other assets in the consolidated balance sheets as of March 31, 2020 and June 30, 2019, respectively.

Note (7) - Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of March 31, 2020 and June 30, 3019, the Company had net deferred tax liabilities of approximately $2.3 million and $1.7 million, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income and available tax planning strategies. As of March 31, 2020, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the nine and three months ended March 31, 2020 and 2019, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of March 31, 2020, the Company was subject to potential federal and state tax examinations for the tax years 2016 through 2019.

Among its other provisions, the CARES Act includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP). At this time, management does not believe that the CARES Act will have a material impact on the Company’s income tax provision for 2020. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

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

During the nine months ended March 31, 2020, restricted stock awards, restricted stock units and stock awards of a total of 187,169 shares, 28,110 shares and 13,550 shares, respectively, were granted under the Plan. During the three months ended March 31, 2020, restricted stock awards, restricted stock units and stock awards of a total of 180,669 shares, 16,000 shares and 13,550 shares, respectively, were granted under the Plan. During the nine months ended March 31, 2019, restricted stock awards and restricted stock units of a total of 6,845 shares and 27,500 shares, respectively, were granted under the Plan. During the three months ended March 31, 2019, restricted stock units of 12,500 shares were granted under the Plan. No restricted stock awards or stock awards were granted under the Plan during the three months ended March 31, 2019, and no stock awards were granted under the Plan during the nine months ended March 31, 2019. Stock awards represent shares of the Company’s common stock issued under the Plan which are held by the recipient upon grant without any future risk of forfeiture. Non-cash share-based compensation expense under the Plan totaled $1.7 million and $1.3 million for the nine months ended March 31, 2020 and 2019, respectively, and $809,000 and $449,000 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company had $17.0 million and $1.5 million of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted-average period of 17.1 years and 16.7 years, respectively.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The following is a summary of non-vested restricted stock activity as of and for the nine months ended March 31, 2020:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2019	855,854	$18.62	27,500	$36.24
Granted	187,169	22.57	28,110	24.51
Vested	(29,880)	16.59	—	—
Forfeited	—	—	—	—
Non-vested awards or units outstanding at March 31, 2020	1,013,143	$19.41	55,610	$30.31

Employee Stock Purchase Plan

The Company’s employee stock purchase plan provides for six-month offering periods ending on December 31 and June 30 of each year. During the nine months ended March 31, 2020, 1,022 shares of common stock were issued under the Company’s employee stock purchase plan for which the Company received net proceeds of $26,000. During the three months ended March 31, 2020, no shares were issued under the Company’s employee stock purchase plan. During the nine months ended March 31, 2019, 726 shares of common stock were issued under the Company’s employee stock purchase plan for which the Company received net proceeds of $23,000. During the three months ended March 31, 2019, no shares were issued under the Company’s employee stock purchase plan.

Note (9) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner-Atlantic”), leases 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, President of Steiner-Atlantic and a former director and officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during January 2020 to run through October 31, 2020. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $111,000 and $108,000 during the nine months ended March 31, 2020 and 2019, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $108,000 during each of the nine months ended March 31, 2020 and 2019.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $189,000 during each of the nine months ended March 31, 2020 and 2019.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. During February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $360,000 and $220,000 during the nine months ended March 31, 2020 and 2019, respectively.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, Inc. (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $103,000 and $77,000 during the nine months ended March 31, 2020 and 2019, respectively.

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries Inc. (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $132,000 and $29,000 during the nine months ended March 31, 2020 and 2019, respectively.

Note (10) – Recently Issued Accounting Guidance: In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance will eliminate the second step from the goodwill impairment test required in computing the implied fair value of goodwill. Instead, under the new guidance, an entity will be required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and, if applicable, the entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the charge recognized should not exceed the total amount of goodwill allocated to that reporting unit. If applicable, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when performing the goodwill impairment test. The amendments in this guidance are effective for public business entities for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 (the fiscal year ending June 30, 2021 for the Company), with early adoption permitted. The Company is currently evaluating the impact that adopting this guidance may have on its consolidated financial statements.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. The provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed. The Company is currently evaluating the impact that adopting this guidance may have on its consolidated financial statements.

Other than as described above, management does not believe that accounting standards and updates which have been issued but are not yet effective will have a material impact on the Company’s consolidated financial statements upon adoption.

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. At each of March 31, 2020 and June 30, 2019, outstanding performance and payment bonds totaled $8.0 million, and there were no estimated costs to complete projects secured by these bonds.

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

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2019	$54,501
Goodwill from acquisitions[1]	1,990
Other	83
Balance at March 31, 2020	$56,574

1 Relates to the acquisitions consummated during the nine months ended March 31, 2020, as described in Note 3, “Acquisitions.”

The Company performed an impairment assessment of its goodwill and other intangible assets due to its conclusion that the impact of the current COVID-19 pandemic on the Company’s operations and financial results is an indicator that impairment may exist. Based on these impairment assessments, the Company determined that there was no impairment of the Company’s goodwill or other intangible assets as of March 31, 2020.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Note (13) – Subsequent Events:

On April 1, 2020, the Company borrowed approximately $9.0 million under the 2018 Credit Agreement, resulting in approximately $39 million outstanding under the 2018 Credit Agreement. The Company determined to borrow such amount as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. The Company currently does not have plans to deploy these new funds other than for regular investments and working capital. Borrowings under the 2018 Credit Agreement are scheduled to mature on November 2, 2023. See Note 5, “Debt,” for additional information regarding the 2018 Credit Agreement.

On April 15, 2020, certain subsidiaries of the Company applied for loans totaling approximately $7.3 million in principal amount (the “PPP Loans”) from Fifth Third Bank, N.A., under the Paycheck Protection Program (“PPP”) which was established under the CARES Act. The Company has not yet received any of the PPP Loans and is evaluating its potential acceptance of the PPP Loans, including in light of current guidance and the anticipation of future guidance with respect to PPP Loans. There can be no assurance that the Company will accept or otherwise receive the PPP Loans in whole or in part.

Loans under the PPP have a term of two years and provide for an interest rate of 1.00%, which is deferred for the first six months of the term of the loan, and can be prepaid in whole or in part at any time without penalty. Pursuant to the terms of the CARES Act, the proceeds of loans made under the PPP may be used for payroll costs, rent or utility costs, and each borrower can apply for and be granted forgiveness for all or a portion of the loan. Any such forgiveness is not assured and will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act, as described above, during the 8-week period after loan origination and the maintenance or achievement of certain employee levels, as well as approval by the lender and the U.S. Small Business Administration, which is administering the PPP under the CARES Act.

Index

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; risks relating to the COVID-19 pandemic and the rapidly changing effects thereof and developments with respect thereto, including the impact of the COVID-19 pandemic on the Company and its business, liquidity and results, which in large part will depend on future developments and are highly uncertain and beyond the Company’s control, the length and severity of the COVID-19 pandemic and the pace of recovery following the COVID-19 pandemic, the success of actions taken or which may be taken by the Company in response to the COVID-19 pandemic, volatility in the economy, including in the credit markets, supply chain disruptions, reduced demand for products and services, business restrictions, worker absenteeism, quarantines and other health-related restrictions, governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic, the impact of the COVID-19 pandemic on the Company’s suppliers and customers, the impact of the provisions of the CARES Act on the Company’s income taxes, the potential impairment of goodwill or other intangible assets, and uncertainties regarding the PPP Loans applied for by the Company’s subsidiaries, that the PPP Loans may not be accepted or otherwise received, in whole or in part, and that, if accepted and received, that forgiveness of the PPP Loans may not be obtained, in whole or in part; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s pursuit of acquisitions and other strategic opportunities, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with financing acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, and risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met; market share growth tactics and investments and expenses in pursuit of growth, including those incurred in connection with the Company’s “buy-and-build” growth strategy, or otherwise may not result in the benefits anticipated; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion and pursuit of growth, including the impact they may have on gross margin and the Company’s other financial results; risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries and the costs and timing of the Company’s efforts with respect thereto; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that

Index

they may not lead to increases in higher gross margin sale of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing of revenue expected to be recognized in future periods and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Many of these risks and factors are beyond the Company’s control. In addition, dividends are subject to declaration by the Company’s Board of Directors based on factors deemed relevant by it from time to time, may be restricted by the terms of the Company’s indebtedness, and may not be paid in the future, whether with the frequency or in the amounts previously paid or at all, including, without limitation, in light of the impact of the COVID-19 pandemic. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

Company Overview

EVI Industries, Inc., through its wholly-owned subsidiaries (collectively “EVI” or the “Company”), is a value-added distributor, and provides advisory and technical services. Through its vast sales organization, the Company provides its customers with planning, designing, and consulting services related to their commercial laundry operations. The Company sells and/or leases its customers commercial laundry equipment, specializing in washing, drying, finishing, material handling, water heating, power generation, and water reuse applications. In support of the suite of products it offers, the Company sells related parts and accessories. Additionally, through the Company’s robust network of commercial laundry technicians, the Company provides its customers with installation, maintenance, and repair services.

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

Growth Strategy; Acquisition History

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

Index

Acquisitions Completed During the Nine Months Ended March 31, 2020

•	On August 1, 2019, the Company acquired substantially all of the assets of New York-based Commercial Laundry Products, Inc., Professional Laundry Systems of PA, Inc., and Professional Laundry Systems West, Inc.
•	On January 31, 2020, the Company acquired Tennessee-based Large Equipment, Inc. (d/b/a Laundry Systems of Tennessee) and TN Ozone, Inc. (d/b/a Premier Laundry Solutions and Premier Equipment Rental) (collectively, “LST”) via a merger of LST with and into a wholly-owned subsidiary of the Company.
•	On February 29, 2020, the Company acquired substantially all of the assets of Virginia-based Commercial Laundry Equipment Company, Inc.

See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding these acquisitions.

Acquisitions Completed Prior to the Current Fiscal Year

•	On October 10, 2016, the Company acquired substantially all the assets of California-based Western State Design, LLC (the “WSD Acquisition”);
•	On June 19, 2017, the Company acquired substantially all of the assets of Colorado-based Martin-Ray Laundry Systems, Inc.;
•	On October 31, 2017, the Company acquired substantially all of the assets of Georgia-based Tri-State Technical Services, Inc.;
•	On February 9, 2018, the Company acquired substantially all of the assets of Texas-based companies, Zuf Acquisitions I LLC (d/b/a AAdvantage Laundry Systems) and Sky-Rent LP;
•	On September 4, 2018, the Company acquired substantially all of the assets of Florida-based Industrial Laundry Services, Inc.;
•	On September 12, 2018, the Company acquired substantially all of the assets of Texas-based Scott Equipment, Inc. (“Scott Equipment”);
•	On November 6, 2018, the Company acquired Washington-based Washington Automated, Inc. (‘WAI”) via a merger of WAI with and into a wholly-owned subsidiary of the Company (“Washington Automated”);
•	On November 14, 2018, the Company acquired substantially all of the assets of Texas-based Skyline Equipment, Inc.;
•	On November 16, 2018, the Company acquired substantially all of the assets of Florida-based Worldwide Laundry, Inc.; and
•	On February 5, 2019, the Company acquired Pennsylvania-based PAC Industries, Inc. (“PAC”) via a merger of PAC with and into a wholly-owned subsidiary of the Company (“PAC Industries”).

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

The Company pursues market share growth using a variety of strategies aimed at increasing the installed base of the wide range of commercial laundry equipment the Company represents. Certain market share growth tactics may, from time to time, result in lower gross margins. However, the Company believes that a greater installed base of equipment strengthens the Company’s existing customer relationships and increases the Company’s total number of customer relationships, consequently creating a larger and stronger customer base to which the Company may sell products and services. These may include certain higher margin products and services and any additional products and services which the Company may offer or sell from time to time as a result of any business acquisitions, the sale or lease of complementary products, and expansion of its service operations. From time to time, the Company also enters into longer-term contracts, including to fulfill large complex laundry projects for divisions of the federal government, where the nature of, and competition for, such contracts may result in a lower gross margin as compared to other equipment sales. Despite the potential for a lower gross margin from such longer-term contracts, the Company believes that the long-term benefit from the increase in its installed equipment will outweigh the possible short-term impact to gross margin.

Finally, it is important to note that, as a value-added distributor and a provider of technical services in the commercial laundry industry, the Company partners with its customers to plan, design, install, and maintain their commercial laundry operations. The nature of the Company’s business not only requires a competent and well-trained sales organization to win customer orders, but also requires proper, timely, and cost-effective installation ranging from single units of equipment to complex multimillion dollar laundry systems. Such installations also require coordination and collaboration with the Company’s customers and any third-parties they may retain. Consequently, the recognition of revenue and profit, from time to time, may be impacted by delays in construction and/or the preparation of customer facilities for the installation of purchased commercial laundry equipment and systems. This may result in decreased revenue and profit in a current period but a source of future revenue and profit through the ultimate fulfillment of the orders.

Impact of COVID-19 on the Company’s Business

With the global outbreak of the novel coronavirus, COVID-19, and the declaration of a pandemic by the World Health Organization on March 11, 2020, the Company is keeping the safety of its associates, customers, and suppliers as a top priority while striving to continue to deliver quality products and exceptional service. The Company is monitoring developments and following appropriate recommendations from health and government authorities while proactively seeking to implement safe behaviors, minimize potential exposures, and facilitate safe and healthy environments in the Company’s facilities and at customer locations.

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and is likely to continue to negatively impact, the Company’s business and results. Specifically, the COVID-19 pandemic and accompanying economic disruption have negatively impacted sales and sales contracts, with such decline beginning at the end of the quarter ended March 31, 2020. Accordingly, the Company experienced a decline in revenue for the quarter ended March 31, 2020 compared to the same period of the prior fiscal year. The Company expects this trend to continue in the near-term and possibly longer given that state of the pandemic and, among other matters related thereto, governmental actions, including, without limitation, business restrictions. In response to the negative sales trend, the Company has taken actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating credit terms with suppliers, and reducing hiring activities. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state or local authorities or otherwise determined to be advisable by management.

Index

The Company is focused on ensuring ample liquidity to meet business needs as the impact of COVID-19 evolves. To that end, during April 2020, the Company borrowed approximately $9.0 million under its credit facility and certain subsidiaries of the Company applied for loans (the “PPP Loans”) under the Paycheck Protection Program established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the aggregate principal amount of approximately $7.3 million. The Company has not yet received any of the PPP Loans and is evaluating its potential acceptance of the PPP Loans, including in light of current guidance and the anticipation of future guidance with respect to PPP Loans. There can be no assurance that the Company will accept or otherwise receive the PPP Loans in whole or in part. See “Liquidity and Capital Resources” below for additional information regarding the Company’s credit facility and the PPP Loans.

As of the date of this Quarterly Report on Form 10-Q, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may negatively impact, the Company’s business and results, including sales and gross margin, in the future include, but are not limited to: limitations on the ability of suppliers to manufacture, or the Company’s ability to procure from manufacturers, the products the Company sells, or to meet delivery requirements and commitments; limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict the Company’s operations or the operations of its customers, or require that the employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; limitations on the ability of the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all; and decreased demand for products and services.

The situation surrounding COVID-19 remains fluid. The Company is unable to determine or predict the nature, duration, or scope of the overall impact that the COVID-19 pandemic will have on the Company’s business, results of operations, liquidity, or financial condition, as such impact will depend on future developments, including the severity and duration of the pandemic and government and other actions taken in response thereto, all of which are highly uncertain. Further, even after the COVID-19 pandemic has subsides, the Company may continue to experience adverse impacts to its business as a result of, among other things, any economic impact that has occurred or may occur in the future.

See also Part II, Item 1A. - “Risk Factors” of this Quarterly Report on Form 10-Q for further discussion regarding risks related to the COVID-19 pandemic and its impact on, and risks and uncertainties the pandemic poses with respect to, the Company and its business, results, liquidity and financial condition.

Recent Accounting Pronouncements

Refer to Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted significant accounting policies.

Index

Results of Operations

Nine and Three-Month Periods Ended March 31, 2020 Compared to the Nine and Three-Month Periods Ended March 31, 2019

Revenues

Revenues for the nine and three-month periods ended March 31, 2020 increased $17.9 million, or 11%, and decreased $249,000, or less than 1%, respectively, compared to the same periods of the prior fiscal year. The increase in revenue for the nine-month period was due to the results of operations of acquired businesses whose results for all or part of the nine months ended March 31, 2019 were not included in the Company’s consolidated financial statements for such periods, including Scott Equipment, Washington Automated, and PAC Industries, and the success of certain sales tactics executed by the Company to increase market share. Revenue for the three-month period was flat due primarily to the adverse impact of COVID-19 on revenues beginning at the end of the three-month period, including due to the delay in completion of a number of open sales contracts as a result of shelter-in-place orders and other restrictions, and a decrease in revenues from longer-term contracts due to delays in construction and installation as discussed above, partially offset by the results of operations of acquired businesses.

Gross Profit

Gross profit for the nine and three-month periods ended March 31, 2020 increased $4.9 million, or 13%, and $407,000, or 3%, respectively, compared to the same periods of the prior fiscal year, primarily as a result of increased revenues for the nine-month period and increased gross margin during the three-month period. Gross margins increased from 22.5% to 23.0% and from 22.6% to 23.4% for the nine and three-month periods ended March 31, 2020, respectively, each compared to the same period of the prior fiscal year. The increases were primarily attributed to product and customer mix.

Further, as described above, from time to time the Company enters into longer-term contracts, including to fulfill large complex laundry projects for divisions of the federal government. These contracts generally have a lower gross margin compared to other equipment sales and, as a result, adversely impact the Company’s gross margin for periods in which a significant number of these contracts are entered into. However, the Company believes that these contracts will result in higher margin opportunities over the long-term. During the nine and three month periods ended March 31, 2020 and March 31, 2019, the Company entered into a number of longer-term federal government contracts, which adversely impacted the Company’s gross margin for each such period. In the absence of such longer-term federal government contracts, gross margins for the nine and three-month periods ended March 31, 2020 as compared to the same periods of the prior fiscal year decreased 1.5% to 23.9% and 1.3% to 23.7%, respectively.

Selling, General and Administrative Expenses

Operating expenses increased $7.1 million, or 22%, and $1.2 million, or 9%, for the nine and three-month periods ended March 31, 2020, compared to the same periods of the prior fiscal year. The increase in operating expenses resulted from the Company’s continued execution of its “buy-and-build” growth strategy and other expenses in connection with the Company’s growth and growth initiatives.

The increase in operating expenses is primarily attributable to (a) additional post-acquisition operating expenses associated with acquired businesses not reflected in operating expenses for the prior fiscal year period, (b) additional operating expenses at the acquired businesses in pursuit of future growth and in support of the Company’s growing operations, (c) increases in operating expenses at the parent company level in connection with the Company’s growth, including greater accounting fees and expenses, legal fees, and insurance costs, (d) the addition of sales, service, and operations support professionals and related costs, as total personnel at March 31, 2020 increased by 11% compared to total personnel at March 31, 2019, with 80% of such increase attributable to sales and service related personnel, (e) increased investments in sales, service, and operations related technologies in support of the Company’s “buy-and-build” growth strategy, and (f) an increase in non-cash amortization expense related to the intangible assets the Company acquired in connection with its acquisitions, an increase in depreciation expense and an increase in non-cash share-based compensation.

Index

As a result of the foregoing, operating expenses as a percentage of revenues for the nine and three-month periods ended March 31, 2020 were 21.7% and 22.8%, respectively, compared to 19.7% and 20.8% for the nine and three-month periods ended March 31, 2019, respectively.

Interest Expense

Net interest expense for the nine and three-month periods ended March 31, 2020 were $1.2 million and $343,000, respectively, compared to $942,000 and $403,000, respectively, for the same periods of the prior fiscal year. The increase in net interest expense for the nine-month period is primarily due an increase in average outstanding borrowings, partially offset by a decrease in the average effective interest rate. The decrease in net interest expense for the three-month period is primarily due to a decrease in average outstanding borrowings and a decrease in the average effective interest rate.

Income Taxes

The Company’s effective tax rates were 32.9% and 250.0% for the nine and three-month periods ended March 31, 2020, respectively, compared to 31.7% and 33.8% for the same periods of the prior fiscal year, respectively. The increase in the effective tax rate for the nine and three-month periods ended March 31, 2020 is attributable to an increase in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation, partially offset by lower effective state tax rates from increased apportionment to states with lower tax rates.

Net Income (Loss)

Net income (loss) for the nine and three months ended March 31, 2020 was $831,000 and $(12,000), respectively, compared to net income of $2.5 million and $466,000 for the same periods of the prior fiscal year, respectively. As described above, the increases in revenue and gross profit for the nine-month period were offset by operating expense increases, including increases in (a) operating expenses related to acquired businesses, (b) operating expenses in support of the Company’s buy-and-build efforts and initiatives, and (c) the increase in non-cash charges related to the amortization of intangible assets, depreciation expense and share-based compensation. The impact of the COVID-19 pandemic also contributed to the decrease in net income, particularly with respect to the three-month period ended March 31, 2020.

Consolidated Financial Condition

The Company’s total assets increased from $154.5 million at June 30, 2019 to $158.4 million at March 31, 2020. The increase in total assets was primarily attributable to the adoption of the new lease accounting standard effective July 1, 2019, resulting in the establishment of an operating lease asset, and the assets the Company acquired in connection with the acquisitions consummated by the Company during the nine months ended March 31, 2020, partially offset by a decrease in accounts receivable and contract assets. The Company’s total liabilities decreased from $73.0 million at June 30, 2019 to $71.0 million at March 31, 2020, which was primarily attributable to a decrease in long-term debt offset by the adoption of the new lease accounting standard effective July 1, 2019, resulting in the establishment of an operating lease liability, and an increase in customer deposits.

Index

Liquidity and Capital Resources

For the nine-month period ended March 31, 2020, cash decreased by approximately $1.1 million compared to an increase of approximately $5.4 million during the nine-month period ended March 31, 2019.

Working Capital

Working capital decreased from $37.2 million at June 30, 2019 to $26.9 million at March 31, 2020, primarily reflecting lower levels of accounts receivable and contract assets, an increase in customer deposits and the utilization of cash on hand to pay off long-term debt as well as the adoption of the new lease accounting standard effective July 1, 2019, resulting in the establishment of a current operating lease liability, partially offset by lower levels of accrued employee expenses. The decrease in accounts receivable and increase in customer deposits was primarily attributable to the timing of collection of payments and more stringent standards regarding the extension of credit on new sales amid the COVID-19 pandemic. The decrease in contract assets is due to decreased amounts that were owed related to progress billing on longer-term contracts.

Cash Flows

The following table summarizes the Company’s cash flow activity for the nine months ended March 31, 2020 and 2019 (in thousands):

	Nine Months Ended March 31,
	2020	2019
Net cash provided (used) by:
Operating activities	$14,327	$(9,618)
Investing activities	$(4,119)	$(14,283)
Financing activities	$(11,329)	$29,301

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the nine months ended March 31, 2020, operating activities provided cash of $14.3 million compared to cash used by operating activities of $9.6 million during the nine months ended March 31, 2019. This $23.9 million increase in cash provided by operating activities was primarily attributable to changes in working capital, including a decrease in accounts receivable, inventory and contract assets and an increase in customer deposits, partially offset by a decrease in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities decreased $10.2 million to $4.1 million during the nine months ended March 31, 2020 compared to $14.3 million during the nine months ended March 31, 2019. This $10.2 million decrease was primarily attributable to a decrease in cash used for acquisitions, partially offset by an increase in cash used for capital expenditures. The increase in capital expenditures is due in part to expenses in furtherance of certain growth initiatives, including primarily expenditures related to the laundry route and rental business in which certain of the Company’s subsidiaries are engaged.

Index

Financing Activities

For the nine months ended March 31, 2020, financing activities used cash of $11.3 million compared to cash provided by financing activities of $29.3 million during the nine months ended March 31, 2019. This $40.6 million increase in cash used by financing activities was primarily attributable to the cash provided by operating activities during the nine months ended March 31, 2020 which were used to make debt repayments in excess of proceeds from borrowings compared to proceeds from borrowings in excess of debt repayments during the nine months ended March 31, 2019. Borrowings during the nine months ended March 31, 2019 were used primarily to fund the changes in working capital during such period and the cash consideration paid in connection with the acquisitions consummated by the Company during such period.

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. The Company believes that it is in compliance with its covenants under the 2018 Credit Agreement and $10.0 million was available to borrow under the revolving credit facility at March 31, 2020.

The Company is focused on ensuring ample liquidity to meet business needs as the impact of COVID-19 evolves. To that end, on April 1, 2020, the Company borrowed approximately $9.0 million under the Company’s existing 2018 Credit Agreement. In addition, on April 15, 2020, certain subsidiaries of the Company applied for loans totaling approximately $7.3 million in principal amount (the “PPP Loans”) from Fifth Third Bank, N.A., under the Paycheck Protection Program (“PPP”) which was established under the CARES Act. The Company has not yet received any of the PPP Loans and is evaluating its potential acceptance of the PPP Loans, including in light of current guidance and the anticipation of future guidance with respect to PPP Loans. There can be no assurance that the Company will accept or otherwise receive the PPP Loans in whole or in part.

Index

Loans under the PPP have a term of two years and provide for an interest rate of 1.00%, which is deferred for the first six months of the term of the loan, and can be prepaid in whole or in part at any time without penalty. Pursuant to the terms of the CARES Act, the proceeds of loans made under the PPP may be used for payroll costs, rent or utility costs, and each borrower can apply for and be granted forgiveness for all or a portion of the loan. Any such forgiveness is not assured and will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act, as described above, during the 8-week period after loan origination and the maintenance or achievement of certain employee levels, as well as approval by the lender and the U.S. Small Business Administration, which is administering the PPP under the CARES Act. The Company believes that its existing cash and cash equivalents, anticipated cash from operations and funds available under the 2018 Credit Agreement will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months. While market conditions are not currently favorable in light of the current economic environment and the Company has no plans to do so, the Company may in the future also seek to raise funds through the issuance of equity and/or debt securities or the incurrence of additional secured or unsecured indebtedness, including in connection with acquisitions or other transactions pursued or consummated by the Company as part of its “buy-and-build” growth strategy. As described above, certain subsidiaries of the Company have applied for approximately $7.3 million of PPP Loans, although there is no assurance that any or all of such funds will be accepted or otherwise received.

As previously described, the Company has in place an equity incentive plan, the EVI Industries, Inc. 2015 Equity Incentive Plan (the “Plan”), pursuant to which restricted stock and other equity-based awards and cash awards may be granted to participants in the Plan. Upon request by a holder of restricted stock granted under the Plan, the Company may issue shares upon vesting net of the statutory withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and reduce additional paid-in capital within shareholders’ equity and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued upon vesting. During the nine months ended March 31, 2020 and 2019, share repurchases related to shares withheld upon the vesting of previously granted restricted stock awards were approximately $425,000 and $359,000, respectively.

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at March 31, 2020.

Inflation

Inflation did not have a significant effect on the Company’s results during any of the reported periods.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

Index

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, President of Steiner-Atlantic and a former director and officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during January 2020 to run through October 31, 2020. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $111,000 and $108,000 during the nine months ended March 31, 2020 and 2019, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $108,000 during each of the nine months ended March 31, 2020 and 2019.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, Inc. (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $189,000 during each of the nine months ended March 31, 2020 and 2019.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, Inc. (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. During February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $360,000 and $220,000 during the nine months ended March 31, 2020 and 2019, respectively.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $103,000 and $77,000 during the nine months ended March 31, 2020 and 2019, respectively.

Index

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries, entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $132,000 and $29,000 during the nine months ended March 31, 2020 and 2019, respectively.

Critical Accounting Policies

In connection with the preparation of its financial statements, the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements remain unchanged from those described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, except with respect to the adoption of the new lease accounting standard as described in Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Guidance

See Note 10 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of Recently Issued Accounting Guidance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s 2018 Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one-month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of March 31, 2020, the Company had approximately $30.0 million of outstanding borrowings with a weighted average interest rate of 2.41%. Based on the amounts outstanding at March 31, 2020, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $300,000.

See Notes 5 and 13 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of borrowings incurred under the Company’s 2018 Credit Agreement and the PPP Loans applied for by the Company’s subsidiaries subsequent to March 31, 2020.

Index

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at March 31, 2020 or June 30, 2019.

The Company’s cash and cash equivalents are maintained in bank accounts which bear interest at prevailing interest rates. At March 31, 2020, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as well as the risk factor below, which supplements and should be read in conjunction with the risk factors disclosed in ” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, any and all of which could materially affect the Company and its business, financial condition, or results. Except as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The risks described in this Quarterly Report on Form 10-Q and in in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company and its business, financial condition, or results.

The COVID-19 pandemic has had, and are expected to continue to have, negative impacts on the Company’s business, results and financial condition.

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and is likely to continue to negatively impact, the Company’s business and results. Specifically, the COVID-19 pandemic and accompanying economic disruption have negatively impacted sales and sales contracts, with such decline beginning at the end of the quarter ended March 31, 2020. Accordingly, the Company experienced a decline in revenue for the quarter ended March 31, 2020 compared to the same period of the prior fiscal year. The Company expects this trend to continue in the near-term and possibly longer given that state of the pandemic and, among other matters related thereto, governmental actions, including, without limitation, business restrictions. In response to the negative sales trend, the Company has taken actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating credit terms with suppliers, and reducing hiring activities. While these steps were implemented to mitigate the effects of the pandemic on the Company’s business, the measures themselves may have negative consequences with respect to the Company’s business and operations. In addition, the cost savings sought to be achieved from these measures may not be recognized immediately and will not completely offset the decrease in revenues and other adverse impacts of the pandemic. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state or local authorities or otherwise determined to be advisable by management.

As of the date of this Quarterly Report on Form 10-Q, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may negatively impact, the Company’s business and results, including sales and gross margin, in the future include, but are not limited to: limitations on the ability of suppliers to manufacture, or the Company’s ability to procure from manufacturers, the products the Company sells, or to meet delivery requirements and commitments; limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict the Company’s operations or the operations of its customers; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; limitations on the ability of the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all; and decreased demand for products and services. In addition, the impact of the COVID-19 pandemic may require the Company to record impairments with respect to its goodwill or other intangible assets in the future. The Company’s business, results and operations could also be negatively affected further if its employees are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to governmental COVID-19 curfews or “shelter in place” health orders.

Index

As a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic, the Company borrowed approximately $9.0 million under its 2018 Credit Agreement on April 1, 2020. In addition, on April 15, 2020, certain subsidiaries of the Company applied for loans totaling approximately $7.3 million in principal amount (the “PPP Loans”) from Fifth Third Bank, N.A., under the Paycheck Protection Program (“PPP”) which was established under the CARES Act. The Company has not yet received any of the PPP Loans and is evaluating its potential acceptance of the PPP Loans, including in light of current guidance and the anticipation of future guidance with respect to PPP Loans. There can be no assurance that the Company will accept or otherwise receive the PPP Loans in whole or in part. Loans under the PPP have a term of two years and provide for an interest rate of 1.00%, which is deferred for the first six months of the term of the loan, and can be prepaid in whole or in part at any time without penalty. Pursuant to the terms of the CARES Act, the proceeds of loans made under the PPP may be used for payroll costs, rent or utility costs, and each borrower can apply for and be granted forgiveness for all or a portion of the loan. Any such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act, as described above, during the 8-week period after loan origination and the maintenance or achievement of certain employee levels, as well as approval by the lender and the U.S. Small Business Administration, which is administering the PPP under the CARES Act. Accordingly, to the extent the Company’s subsidiaries receive PPP Loans, no assurance could be provided that any or all of the PPP Loans would be forgiven and, while the Company believes that the certifications made by it in connection with their PPP Loan applications are accurate, guidance on the matter is uncertain and changing and the applications will be reviewed and may subject the Company to potential liability if determined to be inaccurate. In addition, the increase in the Company’s debt position will, among other things, increase the Company’s vulnerability to adverse economic conditions and require the Company to meet significant debt service obligations.

The situation surrounding COVID-19 remains fluid. The Company is unable to determine or predict the nature, duration, or scope of the overall impact that the COVID-19 pandemic will have on the Company’s business, results of operations, liquidity, or financial condition, as such impact will depend on future developments, including the severity and duration of the pandemic and government and other actions taken in response thereto, all of which are highly uncertain. Further, even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of, among other things, any economic impact that has occurred or may occur in the future.

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

* Filed with this Quarterly Report on Form 10-Q.

+ Furnished with this Quarterly Report on Form 10-Q.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2020		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer