Form 10-K
period 2020-06-30
EVI INDUSTRIES, INC.
filed 2020-09-14
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

The aggregate market value as of December 31, 2019 of the registrant’s common stock, the only class of voting or non-voting common equity of the registrant, held by non-affiliates of the registrant was approximately $101,685,705, based on the closing price of the registrant’s common stock on the NYSE American on that date.

The number of outstanding shares of the registrant’s common stock as of September 1, 2020 was 11,934,514.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TERMS USED IN THIS REPORT

Unless the context otherwise requires, references to the “Company” or “EVI” in this Annual Report on Form 10-K (this “Report”) refer to EVI Industries, Inc., collectively with its subsidiaries. References in this Report to “fiscal 2020” or period thereof refer to the Company’s fiscal year ended June 30, 2020 or applicable period thereof, as the case may be. References in this Report to “fiscal 2019” or period thereof refer to the Company’s fiscal year ended June 30, 2019 or applicable period thereof, as the case may be.

FORWARD LOOKING STATEMENTS

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, the risks related to EVI’s business, results, financial condition, prospects, and growth strategy and plans; general economic and business conditions in the United States and other countries where EVI operates or where its customers and suppliers are located; industry conditions and trends; risks relating to the COVID-19 pandemic and the rapidly changing effects thereof and developments with respect thereto, including the impact of the COVID-19 pandemic on EVI and its business, liquidity and results and the business, liquidity, financial condition of EVI’s suppliers and customers, the length and severity of the COVID-19 pandemic and the pace of recovery following the COVID-19 pandemic, the success of actions taken or which may be taken by EVI in response to the COVID-19 pandemic, volatility in the economy, including in the credit markets, supply chain disruptions, reduced demand for products and services, business restrictions, worker absenteeism, quarantines and other health-related restrictions, governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic, including stay-at home orders, risks related to the loans received by the Company and certain of its subsidiaries under the Paycheck Protection Program established under the Coronavirus Aid, Relief, and Economic Security Act, as described in further detail in this Report, including that there is no assurance that any or all of the loans will be forgiven and that, while the Company believes that the certifications made by it in connection with the loan applications are accurate, the applications will be reviewed and may subject the Company to potential liability if determined to be inaccurate; risks associated with EVI’s buy-and-build growth strategy, including that EVI may not be successful in identifying or consummating acquisitions or other strategic opportunities, that acquisition and other strategic opportunities may not be available to EVI to the extent anticipated or at all, that the potential benefits of transactions may not be realized to the extent anticipated or at all, integration risks, risks related to indebtedness incurred in connection with transactions, dilution experienced by EVI’s stockholders as a result of shares issued in connection with transactions, risks related to the business, operations and prospects of acquired businesses, their ability to achieve growth and EVI’s ability to support growth efforts, risks related to EVI’s and its acquired businesses’ relationships with principal suppliers and customers, including EVI’s ability to expand or maintain such relationships, and the impact that the loss of any principal supplier or customer could have on EVI’s results and financial condition; risks that EVI’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, may not result in the benefits anticipated, including long-term growth; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries and the costs and timing of the Company’s efforts with respect thereto; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the benefits anticipated, including that they may not lead to increases in higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks related to revenue recognition and the timing thereof, including that delays in installation or other factors may result in revenue expected to be recognized in future periods to not be recognized when or to the extent anticipated; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; and other economic, competitive, governmental, technological and other risks and factors discussed elsewhere in this Report, including, without limitation, in the “Risk Factors” section hereof, and in the Company’s other periodic filings with the Securities and Exchange Commission. Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results, including, without limitation, in light of the impact of, and uncertainties associated with, the COVID-19 pandemic. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update, revise or supplement any forward-looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

The Company’s customers include government, institutional, industrial, commercial and retail customers. Product purchases made by customers range from parts and accessories, to single or multiple units of equipment, to large complex systems. The Company also provides its customers with the services described above.

Prior to the completion of the Company’s first acquisition pursuant to its “buy-and-build” growth strategy in October 2016, the Company’s operations related to the activities described above consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. Beginning in 2015, the Company implemented a “buy-and-build” growth strategy which includes (i) the consideration and pursuit of acquisitions and other strategic transactions which management believes may complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company and (ii) the implementation of a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in new locations, additional product lines, expanded service capabilities and advanced technologies. See “Buy-and-Build Growth Strategy” below for additional information regarding the Company’s “buy-and-build” growth strategy, including information regarding acquisitions consummated by the Company since its implementation of the “buy-and-build” growth strategy in 2015.

The Company seeks to maintain a culture designed to reward performance through a variety of performance-based pay, commission programs, cash incentives, and stock-based equity programs. Stock-based plans include a voluntary employee stock purchase plan and equity compensation plans under which restricted stock and other equity awards may be granted. The Company’s equity compensation plans are designed to promote long-term performance, as well as to create long-term employee retention, continuity of leadership, and align the interests of management and employees with the long-term success of the Company. The Company believes that its restricted stock program promotes this culture and long-term performance because restricted stock grants generally provide for long-term vesting, including in certain cases entirely at the end of the recipient’s career (age 62 or later).

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Report for a discussion of the impact of the COVID-19 pandemic on the Company’s business, results, financial condition and liquidity.

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

Products and Services

The Company sells, rents and leases an extensive line of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others, as well as related replacement parts and accessories, and provides installation, maintenance and repair services.

The commercial and industrial laundry equipment distributed by the Company includes washroom, finishing, material handling, and mechanical equipment such as washers and dryers, tunnel systems and vended machines, many of which are designed to reduce utility and water consumption. Finishing equipment distributed by the Company includes sheet feeders, flatwork ironers, automatic sheet folders, and stackers. Material handling equipment distributed by the Company includes conveyor and rail systems. Mechanical equipment distributed by the Company includes boilers, hot water/steam systems, power generation products, water purification, reuse and recycling systems and air compressors. Boiler products distributed by the Company include high efficiency, low emission steam boilers, steam systems and hot water systems that are used in the laundry and dry cleaning industry for temperature control, heating, pressing and de-wrinkling, and in the healthcare industry, food and beverage industry, and other industrial markets for sterilization, product sealing and other purposes. The Company also sells replacement parts and accessories for the products it distributes.

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

In addition to its distribution of products, the Company also provides installation, maintenance and repair services to its customers. The Company believes its services are competitively priced.

Buy-and-Build Growth Strategy

As described above, in addition to its pursuit of organic growth initiatives, the Company implemented a “buy-and-build” growth strategy in 2015. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The Company is disciplined and conservative in its consideration of acquisitions and generally seeks to identify opportunities that fit certain financial and strategic criteria. The “build” component of the strategy involves implementing a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in new locations, additional product lines, expanded service capabilities and advanced technologies. The Company generally seeks to structure acquisitions to include both cash and stock consideration. The Company believes the issuance of stock consideration aligns the interests of the sellers of the acquired businesses, who the Company generally seeks to maintain to continue to operate the acquired businesses, with the interests of the Company’s other stockholders. The sellers as well as other key individuals at the acquired businesses may also be provided with the opportunity to own shares of the Company’s common stock through equity-based plans of the Company.

Since the implementation of its “buy-and-build” growth strategy in 2015, the Company has consummated 14 business acquisitions, including, without limitation, the following:

•

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

•

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

•

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

•

On September 12, 2018, the Company purchased substantially all of the assets of Scott Equipment, Inc. (“SEI”), a Texas-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with this acquisition consisted of approximately $6.5 million in cash and 209,678 shares of the Company’s common stock.

•

On February 5, 2019, the Company acquired PAC Industries Inc. (“PAC”), a Pennsylvania-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, pursuant to a merger whereby PAC merged with and into a newly-formed wholly-owned subsidiary of the Company. The consideration paid by the Company in connection with this acquisition consisted of $6.4 million in cash and 179,847 shares of the Company’s common stock.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Report and Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the acquisitions of SEI and PAC during fiscal 2019 and other acquisitions consummated by the Company during fiscal 2019 and fiscal 2020.

Each acquisition was effected by the Company through a separate wholly-owned subsidiary formed by the Company for the purpose of effecting the transaction, whether by an asset purchase or merger, and operating the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements.

Customers and Markets

The Company’s customer base consists of approximately 65,000 customers in the United States, Canada, the Caribbean, Latin America and Asia. During fiscal 2020 and fiscal 2019, no single customer accounted for more than 10% of the Company’s revenues for such fiscal year.

The Company’s commercial and industrial laundry equipment and boilers are sold, rented or leased to a wide range of customers, including but not limited to, vended laundry facilities, industrial laundry facilities, government institutions, correctional facilities, hospitals, hospital combines, nursing homes, veterinary clinics, professional sports franchises, educational institutions, hotels, motels, food and beverage establishments, cruise lines, and specialized users.

Historically, the Company has not noted any significant seasonality.

Sales, Marketing and Customer Support

The Company employs sales personnel to market its products in the United States, Canada, the Caribbean, Latin America and Asia. The Company has exclusive and nonexclusive distribution rights to market its products. Orders for equipment and replacement parts and accessories are generally obtained by telephone, e-mail and fax inquiries originated by the customer or by the Company, from existing customer relationships and from newly formed customer relationships. The Company supports its sales, rental and leasing activities through its websites and by advertising in trade publications, participating in trade shows and engaging in regional promotions and incentive programs.

The Company seeks to establish customer satisfaction by offering:

•

an experienced sales and service organization;

•

comprehensive product offerings;

•

competitive pricing;

•

maintenance of comprehensive and well-stocked inventories of equipment, replacement parts and accessories, often with same day or overnight availability;

•

design and layout services;

•

installation, maintenance and repair services;

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

Foreign Sales

Substantially all of the Company’s revenues from foreign activities relate to the sale of commercial and industrial laundry and dry cleaning equipment and boilers to customers in Canada, the Caribbean, Latin America and Asia.

All of the Company’s foreign sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Sources of Supply

The Company purchases commercial and industrial laundry products, dry cleaning machines, boilers and other products for distribution from a number of manufacturers and suppliers. The major manufacturers of the products sold by the Company are Alliance Laundry Systems, LLC, American Dryer Corporation, Chicago Dryer Company, Cleaver Brooks Inc., Continental Girbau, Inc., Dexter Laundry, Inc., FMB Group, Fulton Thermal Corp., Kannegiesser ETECH, Maytag Corporation, Pellerin Milnor Corporation, Unipress Corporation and Whirlpool Corporation. Purchases from three manufacturers accounted for a total of approximately 63% and 62% of the Company’s product purchases for fiscal 2020 and fiscal 2019, respectively. No other manufacturers accounted for more than 10% of product purchases during fiscal 2020 or fiscal 2019. The Company has generally not experienced difficulty in purchasing products it distributes and believes that it has good working relationships with its current manufacturers and suppliers. The Company has contracts with several of the manufacturers and suppliers of the products which the Company sells and has established, long-standing relationships with most of its manufacturers and suppliers. The Company believes that such relationships provide the Company with certain competitive advantages, including exclusivity for certain products in certain areas and, in certain cases, favorable prices and terms.

In connection with certain business acquisitions, the business relationship between the acquired business and its principal supplier ceased. As a result, the businesses distributed other brands from one or more of the Company’s other suppliers. The Company does not believe that the brand switch had a material adverse impact on the Company as a whole. However, there is no assurance that the Company or any of its acquired businesses will maintain its relationships with any of its suppliers, and the loss of certain of these relationships, including the loss of a relationship with a principal supplier and any inability to successfully mitigate the effect of the loss of such supplier, could adversely affect the Company’s business and results. See also “The Company’s business and results may be adversely affected if the Company does not maintain its relationships with its significant suppliers or customers” under “Item 1A. Risk Factors” below.

Due to special options and features on most of the larger and more expensive equipment ordered by customers, in most instances, the Company purchases the equipment distributed by it after its receipt of orders from its customers. However, from time to time, including in fiscal 2020 and 2019, the Company purchases inventory in advance to take advantage of favorable pricing at the time or for other purposes, including to support the Company’s sales growth initiatives in new distribution territories and in support of growth initiatives related to the establishment of new manufacturer and supplier distribution relationships. The Company also maintains an inventory of more standardized and smaller-sized equipment that often requires more rapid delivery to meet customer needs.

Competition

The commercial and industrial laundry and boiler distribution business is highly competitive and fragmented, with over 500 full-line or partial-line equipment distributors in the United States. The Company’s management believes that no one competitor has a major share of the market, substantially all competitors are independently owned, and, with the exception of several regional distributors, distributors operate primarily in local markets. In the United States, the Company’s primary competition is from a number of independently owned distributors and certain foreign manufacturers which own distribution businesses operating in North America. In foreign markets, the Company also competes with several independently owned distributors and manufacturer-owned distribution businesses. Competition is based primarily on a distributor’s ability to effectively plan and design optimal commercial and industrial laundry facilities, competitive pricing, representation of reliable and high-quality products, in-house installation, maintenance, and repair services, available and on-time delivery of equipment, parts, and accessories, and the ability to provide continuous support services to the customer. The Company seeks to compete in these areas by employing experienced and successful professionals, by offering a comprehensive product line, by employing a robust network of qualified installation and service technicians, by maintaining optimized inventories of equipment, parts, and accessories at well-located facilities and on service vehicles, by investing in advanced technologies designed to improve the customer experience, and by expansion of its suite of value-added services.

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

While there is no assurance that this will be the case, including due to the fact that regulatory requirements or the interpretation or enforcement thereof are subject to change, the Company does not believe that compliance with federal, state and local environmental and other laws and regulations which have been adopted have had, or will have, a material effect on its capital expenditures, earnings or competitive position.

Employees

As of August 14, 2020, the Company had 493 full and part-time employees. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

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

The COVID-19 pandemic has had, and is expected to continue to have, negative impacts on the Company’s business, results and financial condition.

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption have caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. Accordingly, the Company experienced declines in revenue for the most recently completed third and fourth fiscal quarters compared to the same periods of the prior fiscal year. This trend may continue in the near-term and possibly longer, including, without limitation, if the pandemic increases in size and scope, its duration is prolonged or among other matters related thereto, governmental actions, including, without limitation, business restrictions are imposed. In response to the economic and business disruption, the Company has taken actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state or local authorities or otherwise determined to be advisable by management.

As of the date of this Annual Report on Form 10-K, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may negatively impact, the Company’s business and results, including sales and gross margin, in the future include, but are not limited to: limitations on the ability of suppliers to manufacture, or the Company’s ability to procure from manufacturers, the products the Company sells, or to meet delivery requirements and commitments; limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict the Company’s operations or the operations of its customers; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; limitations on the ability or desire of the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all; and decreased demand for products and services. In addition, the impact of the COVID-19 pandemic may require the Company to record impairments with respect to its goodwill or other intangible assets in the future. The Company’s business, results and operations could also be negatively affected further if its employees are quarantined or become ill as a result of exposure to COVID-19, or if they are subject to governmental COVID-19 curfews or “shelter in place” health orders.

As a precautionary measure in order to increase its cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic, on May 21, 2020, the Company and certain of its subsidiaries received loans (the “PPP Loans”) totaling approximately $6.9 million in principal amount (the “PPP Loans”) from Fifth Third Bank, N.A., under the Paycheck Protection Program (“PPP”) which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loans have a term of two years and provide for an interest rate of 1.00%, which is deferred for the first six months of the loan term, and can be prepaid in whole or in part at any time without penalty. The proceeds of the PPP Loans have been and are expected to be used for payroll costs but may also be used for other permitted purposes under the CARES Act, including rent or utility costs. In accordance with the

CARES Act, each borrower can apply for forgiveness for all or a portion of the loan. Any such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act, as described above, during the 24-week period after loan origination and the maintenance or achievement of certain employee levels, as well as approval by the lender and the U.S. Small Business Administration, which is administering the PPP under the CARES Act. Accordingly, while the Company believes that it has used and will continue to use the proceeds from the PPP Loans only as permitted by the PPP, no assurance can be provided that any or all of the PPP Loans will be forgiven. If the PPP Loans are not forgiven, in whole or in part, the increase in the Company’s debt position would, among other things, increase the Company’s vulnerability to adverse economic conditions and require the Company to meet increased debt service obligations. Further, while the Company believes that the certifications made by it in connection with the PPP Loan applications were accurate, guidance on the matter is uncertain and the applications will be reviewed and may subject the Company to potential liability if determined to be inaccurate. In addition, the Company received the consent its lenders under the Company’s 2018 Credit Agreement (as defined below) in connection with its and its subsidiaries’ receipt of the PPP Loans. The consent, among other things, contains certain representations, warranties and agreements of the Company, including, without limitation, to use the proceeds of the PPP Loan only for permitted expenses under the CARES Act, to timely apply for forgiveness of the PPP Loans, and to maintain all records required to be submitted in connection with the forgiveness of the PPP Loans. The breach of any such representations, warranties or agreements will constitute a default under the Company’s 2018 Credit Agreement, subject to any applicable cure periods or provisions thereof.

The situation surrounding COVID-19 remains fluid. The Company is unable to determine or predict the nature, duration, or scope of the overall impact that the COVID-19 pandemic will have on the Company’s business, results of operations, liquidity, or financial condition, as such impact will depend on future developments, including the severity and duration of the pandemic and government and other actions taken in response thereto, all of which are highly uncertain. Further, even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of, among other things, any economic impact that has occurred or may occur in the future or changes in supplier or customer behavior. In addition, any future public health issue may have impacts similar to or worse than those caused by the COVID-19 pandemic.

Acquisitions and the Company’s pursuit of acquisitions and other strategic transactions subject the Company to a number of risks.

Acquisitions are an important element of the Company’s growth strategy. Acquisitions and the Company’s efforts with respect thereto involve a number of risks, including, but not limited to:

•

the ability to identify and consummate transactions with acquisition targets;

•

the successful operation and integration of acquired companies;

•

diversion of management’s attention from other business functions and operations;

•

strain on managerial and operational resources as management tries to oversee larger operations;

•

difficulty implementing and maintaining effective internal control over financial reporting at the acquired businesses;

•

possible loss of key employees and/or customer or supplier relationships of the acquired business (See “The Company’s business and results may be adversely impacted if the Company does not maintain its relationships with its significant suppliers or customers” below); and

•

exposure to liabilities of the acquired businesses.

As a result of these or other problems and risks, acquired businesses may not produce the revenues, earnings, cash flows or business synergies anticipated, and the acquired businesses may not perform as expected. As a result, the Company may incur higher costs and realize lower revenues and earnings than anticipated. The Company may not be able to successfully address these problems, integrate any acquired businesses or generate sufficient revenue to offset the associated costs or other negative effects on its business.

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

Further, the Company may not be successful in consummating acquisitions or other strategic transactions. Expenses related to the Company’s pursuit of acquisitions and other strategic transactions may be significant and will be incurred by the Company regardless of whether the underlying acquisition or other strategic transaction is ultimately consummated.

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

On November 2, 2018, the Company entered into a syndicated credit agreement (the “2018 Credit Agreement”) for a five-year revolving credit facility in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million. The Company had $21.0 million outstanding under the 2018 Credit Agreement as of June 30, 2020.

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

As described above, the Company and certain of its subsidiaries also received PPP Loans totaling approximately $6.9 million in principal amount during May 2020.

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

While the Company purchases the products it distributes from a number of manufacturers and suppliers, purchases from three manufacturers accounted for a total of approximately 63% and 62% of the Company’s product purchases for fiscal 2020 and fiscal 2019, respectively. The Company has not historically experienced difficulty in purchasing products it distributes, and believes it has good working relationships with the manufacturers or suppliers from which the Company purchases its products. However, if such relationships deteriorate or the Company is unable to maintain such relationships, including with any of its or its acquired businesses’ principal manufacturers or suppliers, the Company’s business and results could be materially and adversely impacted. In addition, efforts of the Company and its acquired businesses to mitigate any loss, including brand shifts, may not be successful. Further, the Company does not have contracts with all of its manufacturers, and the contracts the Company does have are generally short term agreements and can be terminated on short notice. In addition, suppliers may not comply with the terms of any agreements or may choose to terminate such agreements, allow such agreements to expire without renewal, or seek to revise the agreements on terms which are less favorable to the Company than the prevailing terms, any of which could materially and adversely impact the Company’s business and results.

In addition, while the Company distributes its products to various users, including but not limited to, vended laundry facilities, industrial laundry facilities, government institutions, correctional facilities, hospitals, hospital combines, nursing homes, veterinary clinics, professional sports franchises, educational institutions, hotels, motels, food and beverage establishments, cruise lines, and specialized users, the

Company’s operating results and financial condition could be materially adversely impacted if the Company loses a significant customer or fails to meet its customers’ expectations.

The Company faces substantial competition.

The commercial and industrial laundry, dry cleaning equipment and boiler distribution business is highly competitive and fragmented, with over 500 full-line or partial-line equipment distributors in the United States. The Company’s management believes that no single competitor of the Company has a major share of the market, substantially all competitors are independently owned, and, with the exception of several regional distributors, distributors operate primarily in local markets. In the United States, the Company’s primary competition is from a number of independently owned distributors and certain manufacturers which own distribution businesses operating in North America. In foreign markets, the Company also competes with independently owned distributors and manufacturer-owned distribution businesses. Certain of the Company’s competitors may have greater financial and other resources than the Company. In addition, some of the Company’s competitors may have less indebtedness than the Company, and therefore may have more cash and working capital available for business purposes other than debt service. The Company’s results and financial condition would be materially and adversely impacted if the Company is unable to compete effectively. Further, the Company may not be able to operate profitably if the competitive environment changes.

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

The Company’s revenues from foreign sales relate principally to the Company’s sales of commercial and industrial laundry and dry cleaning equipment and boilers to Canada, the Caribbean, Latin America and Asia. All of the Company’s foreign sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

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

Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, may be deemed to control the Company as a result of his voting power over shares representing approximately 54.7% of the issued and outstanding shares of the Company’s common stock as of June 30, 2020. The shares over which Mr. Nahmad has voting power include shares subject to restricted stock awards granted to Mr. Nahmad, shares held by Symmetric Capital LLC and Symmetric Capital II LLC, each of which may be deemed to be controlled by Mr. Nahmad as a result of his serving as Manager of such entity, and shares which Symmetric Capital has the right to vote pursuant to a Stockholders Agreement entered into with WSD, Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. A copy of such Stockholders Agreements is filed as an exhibit to this Report. Under the Company’s Bylaws, the election of directors requires a plurality vote and all other matters put to a vote of the Company’s stockholders require the affirmative vote of a majority of the shares of the Company’s common stock represented at a meeting, in person or by proxy, and entitled to vote on the matter unless a greater percentage is required by applicable law. Consequently, other than in very limited circumstances where a greater vote is required by applicable law, Mr. Nahmad, without the consent or vote of any other stockholders of the Company, has the voting power to elect directors and approve other actions that require stockholder approval. Mr. Nahmad’s interests may conflict with the interests of the Company’s other stockholders. In addition, Mr. Nahmad’s control could have the effect of delaying or preventing a change in control or changes in management and/or adversely impact the market price of the Company’s common stock or the ability of the Company’s other stockholders to receive a premium for their shares in connection with any sale of the Company.

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

While executive compensation matters are determined by a compensation committee comprised solely of independent directors and the Company’s Board of Directors is currently comprised of a majority of independent directors, the Company does not have a standing nominating/corporate governance committee and the Company has in the past from time to time maintained a Board of Directors not comprised of a majority of independent directors. In addition, in the discretion of the Company’s Board of Directors, the Company may choose to utilize or continue to utilize any or all of the exceptions in the future. As a result, the Company’s stockholders may not have certain of the same protections as a stockholder of other publicly-traded companies and the market price of the Company’s common stock may be adversely affected.

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

The Company has incurred, and expects to continue to incur, a substantial amount of management time and resources to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In this Report, the Company’s management has provided an assessment as to the effectiveness of the Company’s internal control over financial reporting. In addition, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, management’s assessment of the effectiveness of the Company’s internal control over financial reporting is subject to attestation by the Company’s independent registered public accounting firm. This Report includes such attestation. However, there is no assurance that the Company will continue to timely comply with such requirements nor can there be assurance that significant deficiencies and/or material weaknesses will not be identified by management or the Company’s independent registered public accounting firm (or, if identified, remedied in a timely fashion or at all), any of which may adversely affect the market price of the Company’s common stock. In addition, the Company’s compliance efforts will continue to require significant expenditures and devotion of management time, and may divert management’s attention from the Company’s operations. In addition, while businesses acquired during the fiscal year covered by the applicable Annual Report on Form 10-K are permitted to be excluded from the scope of management’s report on internal control over financial reporting and the related auditor attestation for such Annual Report on Form 10-K (as is the case with the exclusion of the businesses acquired by the Company in fiscal 2020 from the scope of management’s report on internal control over financial reporting and the related auditor attestation for this Report), the Company will face challenges and be required to incur expenses in connection with, and devote significant management time to, the internal control over financial reporting of acquired businesses. There is no assurance that any issues, deficiencies or weaknesses identified at acquired businesses will be remedied in a timely or cost-efficient manner or at all.

The Company’s success depends on key personnel, the loss of whom could harm the Company’s business, operating results and financial condition.

The Company’s business is dependent on the active participation of its executive officers, including Henry M. Nahmad, Dennis Mack and Tom Marks. The loss of the services of any of these individuals could adversely affect the Company’s business and prospects. In addition, the Company’s success is dependent on its ability to retain and attract additional qualified management and other personnel. Competition for such talent is intense, and the Company may not be successful in attracting and retaining such personnel.

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

The Company’s information systems and records may be subject to security breaches, cyber attacks, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee or company data maintained could adversely impact the Company’s reputation and could result in remedial and other expenses, fines or litigation. A breach in the security of the Company’s information systems could lead to an interruption in the operation of the Company’s systems, resulting in operational inefficiencies and losses. In addition, conversions to new information technology systems require effective change management processes and may result in cost overruns, delays or business interruptions. If the Company’s information technology systems are disrupted, become obsolete or do not adequately support the Company’s strategic, operational or compliance needs, the Company’s business, financial position, results of operations or cash flows may be adversely affected.

The issuance of preferred stock and common stock, and the authority of the Company’s Board of Directors to approve issuances of preferred stock and common stock, could adversely affect the rights of the Company’s stockholders and have an anti-takeover effect.

As permitted by Delaware law, the Company’s Board of Directors is authorized under the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to approve the issuance by the Company of up to 200,000 shares of preferred stock, and to designate the relative rights, preferences and limitations of any preferred stock so issued, in each case, without any further action on the part of the Company’s stockholders. Currently, no shares of preferred stock are outstanding. In the event that the Company issues preferred stock in the future that has preference over the Company’s common stock with respect to payment of dividends or upon liquidation, dissolution or winding up of the Company, the rights of holders of shares of the Company’s common stock may be adversely affected. In addition, the Company is authorized under its Certificate of Incorporation to issue up to 20,000,000 shares of common stock. There are currently approximately 11.9 million shares of common stock outstanding. Subject to applicable law and the rules and regulations of the NYSE American, the Company’s Board of Directors (or a committee thereof, in the case of shares issued under the Company’s equity-based compensation plan) has the power to approve the issuance of any authorized but unissued shares of the Company’s common stock, and any such issuances, including, without limitation, those under the Company’s equity-based compensation plan or pursuant to any acquisitions consummated by the Company or in connection with the financing thereof, would result in dilution to the Company’s stockholders. These provisions of the Certificate of Incorporation could also delay, defer or prevent a change of control of the Company or its management, and could limit the price that investors are willing to pay in the future for shares of the Company’s common stock.

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

At June 30, 2020, the Company had 23 warehousing and distribution facilities located across 14 U.S. states. Senior management and support staff are located at the Company’s principal executive offices or other administrative offices adjacent to the Company’s warehousing and distribution facilities. The facilities have an aggregate of approximately 337,000 square feet of space. The Company believes that its facilities are sufficient to meet the Company’s present operating needs.

Item 3. Legal Proceedings.

In the ordinary course of business, the Company is from time to time involved in, or subject to, legal and regulatory claims, proceedings, demands or actions. Litigation is inherently uncertain and the outcome of litigation cannot be predicted or determined in advance. In addition, the Company’s costs of defending against litigation and other proceedings, demands and actions could be material and would generally be payable by the Company regardless of the merits of the claim. As of the date of filing of this Report, the Company is not aware of any pending legal proceedings to which the Company, including any of its subsidiaries, is a party which is expected to be material to the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NYSE American under the symbol “EVI.”

As of September 1, 2020, there were approximately 240 holders of record of the Company’s common stock.

The Company paid a special cash dividend on its common stock of $0.13 per share during the fiscal year ended June 30, 2019. The Company did not pay any dividends on its common stock during the fiscal year ended June 30, 2020. The declaration and payment of cash dividends with respect to the Company’s common stock is determined by the Company’s Board of Directors based on the Company’s financial condition and liquidity needs and other factors deemed relevant by the Company’s Board of Directors, and may be subject to restrictions contained in the Company’s debt instruments. As described elsewhere in this Report, including under “Liquidity and Capital Resources” in Item 7 of this Report, the Company’s 2018 Credit Agreement contains certain covenants which may, among other things, restrict the Company’s ability to pay dividends, and any future facilities may contain similar or more stringent requirements. The Company’s management does not believe that the covenants contained in the 2018 Credit Agreement currently materially limits the Company’s ability to pay dividends or are reasonably likely to materially limit the Company’s ability to pay dividends in the future. There is no assurance that the Company will pay dividends on its common stock in the future.

See Part III, Item 12 of this Report for information regarding securities authorized for issuance under the Company’s equity-based compensation plans.

The Company does not have in place any formal share repurchase plans or programs. Upon request by a recipient of awards granted under the Company’s equity incentive plan, the Company may issue shares upon vesting of restricted stock awards or upon issuance of stock awards, net of the statutory withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued upon vesting. The following table provides information concerning shares of the Company’s common stock treated as repurchased during the quarter ended June 30, 2020 in connection with the issuance of shares upon vesting of restricted stock awards net of statutory withholding requirements:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1 – April 30, 2020	-	-	-	-
May 1 – May 31, 2020	-	-	-	-
June 1 – June 30, 2020	7,090	$20.80	-	-
Total	7,090	$20.80	-	-

During the quarter ended June 30, 2020, the Company did not repurchase any shares other than shares treated as repurchased upon the vesting of restricted stock awards as described and set forth above.

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

The Company’s customers include government, institutional, industrial, commercial and retail customers. Product purchases made by customers range from parts and accessories, to single or multiple units of equipment, to large complex systems. The Company also provides its customers with the services described above.

Prior to the completion of the Company’s first acquisition pursuant to its “buy-and-build” growth strategy in October 2016, the Company’s operations related to the activities described above consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. Beginning in 2015, the Company implemented a “buy-and-build” growth strategy which includes (i) the consideration and pursuit of acquisitions and other strategic transactions which management believes may complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company and (ii) the implementation of a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in new locations, additional product lines, expanded service capabilities and advanced technologies. See “Buy-and-Build Growth Strategy” below and in Part I, Item 1 of this Report for additional information regarding the Company’s “buy-and-build” growth strategy, including information regarding acquisitions consummated by the Company since its implementation of the “buy-and-build” growth strategy in 2015.

The Company reports its results of operations through a single reportable segment.

Total revenues for the fiscal year ended June 30, 2020 (“fiscal 2020”) increased by 3% compared to the fiscal year ended June 30, 2019 (“fiscal 2019”). The increase in revenues during fiscal 2020 are attributable to a combination of increases in revenues at certain of the Company’s legacy businesses and the revenues generated by the businesses acquired by the Company during fiscal 2020, including Professional Laundry Systems, LLC, which was acquired during August 2019, and Large Equipment, Inc. (d/b/a Laundry Systems of Tennessee) and TN Ozone, Inc. (d/b/a Premier Laundry Solutions and Premier Equipment Rental) (collectively “Laundry Systems of Tennessee”), which were acquired during January 2020. The increase in revenues was also attributable to the revenues of businesses acquired by the Company during fiscal 2019 whose results were consolidated in the Company’s financial statements for all of fiscal 2020 as compared to just the period of fiscal 2019 from the respective closing date of the acquisition through the end of fiscal 2019, including Scott Equipment, Inc., which was acquired in September 2018, and PAC Industries, Inc., which was acquired in February 2019. These increases in revenues were largely offset by a decline in revenues from certain legacy businesses related to the COVID-19 pandemic (as further described below).

Net income for fiscal 2020 decreased by 79% from fiscal 2019. The decrease in net income is primarily attributable the decline in revenues from legacy businesses resulting from the COVID-19 pandemic and to an increase in operating expenses in connection with investments in the Company’s growth strategy, partially offset by an increase in the Company’s gross margins.

The Company’s operating expenses consist primarily of (a) selling, general and administrative expenses, primarily salaries, and commissions and marketing expenses that are variable and correlate to changes in sales, (b) expenses related to the operation of warehouse facilities, including a fleet of installation and service vehicles, and facility rent, which are payable mostly under non-cancelable operating leases, and (c) operating expenses at the parent company, including compensation expenses, fees for professional services, expenses associated with being a public company, including increased expenses attributable to the Company’s growth, and expenses in furtherance of the Company’s “buy-and-build” growth strategy.

Impact of COVID-19 on the Company’s Business

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption have caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. Accordingly, the Company experienced declines in revenue for the most recently completed third and fourth fiscal quarters compared to the same periods of the prior fiscal year. This trend may continue in the near-term and possibly longer, including, without limitation, if the pandemic increases in size and scope, its duration is prolonged or among other matters related thereto, governmental actions, including, without limitation, business restrictions are imposed. In response to the economic and business disruption, the Company has taken actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state or local authorities or otherwise determined to be advisable by management.

The Company is focused on ensuring ample liquidity to meet its business needs. To that end, during May 2020, the Company and certain of its subsidiaries received loans (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the aggregate principal amount of approximately $6.9 million. See “Liquidity and Capital Resources” below for additional information regarding the Company’s credit facility and the PPP Loans.

As of the date of this Annual Report on Form 10-K, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may negatively impact, the Company’s business and results, including sales and gross margin, in the future include, but are not limited to: limitations on the ability of suppliers to manufacture, or the Company’s ability to procure from manufacturers, the products the Company sells, or to meet delivery requirements and commitments; limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict the Company’s operations or the operations of its customers, or require that the employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; limitations on the ability or desire of the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all; and decreased demand for products and services.

The situation surrounding COVID-19 remains fluid. The Company is unable to determine or predict the nature, duration, or scope of the overall impact that the COVID-19 pandemic will have on the Company’s business, results of operations, liquidity, or financial condition, as such impact will depend on future developments, including the severity and duration of the pandemic and government and other actions taken in response thereto, all of which are highly uncertain. Further, even after the COVID-19 pandemic subsides, the Company may continue to experience adverse impacts to its business as a result of, among other things, any economic impact that has occurred or may occur in the future and changes in customer or supplier behavior.

Buy-and Build Growth Strategy

Since the implementation of its “buy-and-build” growth strategy in 2015, the Company has consummated 14 business acquisitions, including, without limitation, the following:

•

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

•

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

•

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

•

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

•

On February 5, 2019, the Company acquired PAC Industries Inc. (“PAC”), a Pennsylvania-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, pursuant to a merger whereby PAC merged with and into a newly-formed wholly-owned subsidiary of the Company (the “PAC Acquisition”). The consideration paid by the Company in connection with the PAC Acquisition consisted of $6.4 million in cash and 179,847 shares of the Company’s common stock.

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

During fiscal 2020, the Company acquired four businesses: Professional Laundry Systems, LLC (“PLS”), which was acquired on August 1, 2019; Large Equipment, Inc. (d/b/a Laundry Systems of Tennessee) and TN Ozone, Inc. (d/b/a Premier Laundry Solutions and Premier Equipment Rental) (collectively “LST”), which were acquired on January 31, 2020; and Commercial Laundry Equipment Company, Inc. (“CLE”), which was acquired on February 28, 2020. The total consideration for the acquisitions completed during fiscal 2020 consisted of $1.6 million in cash (subject to certain working capital and other adjustments), net of $192,000 of cash acquired, the assumption of $129,000 of long-term debt, and the issuance of 132,726 shares of the Company’s common stock.

See Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the acquisitions completed during fiscal 2020 and fiscal 2019.

Each acquisition was effected by the Company through a separate wholly-owned subsidiary formed by the Company for the purpose of effecting the transaction, whether by an asset purchase or merger, and operating the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements.

Consolidated Financial Condition

The Company’s total assets increased from $154.5 million at June 30, 2019 to $160.7 million at June 30, 2020. The increase in total assets was primarily attributable to the establishment of an operating lease asset in connection with the adoption of Accounting Standards Codification (“ASC”) 842, Leases (Topic 842) (“ASC 842”), effective July 1, 2019, as described in Note 2 to the Consolidated Financial Statements included in Item 8 of this Report, an increase in cash, and the assets of the businesses acquired by the Company during fiscal 2020 as described above, partially offset by decreases in working capital, primarily accounts receivable and inventory. The decreases in accounts receivable and inventory were primarily the result of strategic initiatives undertaken in response to the COVID-19 pandemic, including, but not limited to, tightening of extension of credit to customers, increased collection activities and changes to inventory stock levels. The Company’s total liabilities decreased slightly from $73.0 million at June 30, 2019 to $72.9 million at June 30, 2020, primarily due to a decrease in long-term debt, partially offset by increases in accounts payable and accrued expenses, increases in customer deposits, and the adoption of the aforementioned new lease accounting standard effective July 1, 2019, resulting in the establishment of an operating lease liability.

Liquidity and Capital Resources

The Company had cash of approximately $9.8 million at June 30, 2020 compared to $5.0 million at June 30, 2019. The increase in cash was primarily due to proceeds from changes in operating assets and liabilities, proceeds from the PPP Loans received by the Company and certain of its subsidiaries during May 2020, and earnings from operations, partially offset by cash used for optional debt repayments under the Company’s 2018 Credit Agreement (as defined below), capital expenditures, and cash used to fund the cash consideration paid in connection with the Company’s business acquisitions during fiscal 2020.

The following table summarizes the Company’s Consolidated Statements of Cash Flows (in thousands):

	Fiscal Years Ended June 30,
Net cash provided (used) by:	2020	2019
Operating activities	$23,066	$(8,725)
Investing activities	$(4,754)	$(15,521)
Financing activities	$(13,561)	$27,954

For fiscal 2020, operating activities provided cash of approximately $23.1 million compared to approximately $8.7 million of cash used by operating activities in fiscal 2019. The $31.8 million increase in cash provided by operating activities was primarily attributable to changes in accounts receivable, inventory and customer deposits, as discussed above, partially offset by a decrease in earnings from operations.

Investing activities used cash of approximately $4.8 million during fiscal 2020 compared to approximately $15.5 million in fiscal 2019. The $10.8 million decrease in cash used by investing activities is due primarily to a decrease in cash consideration paid in connection with acquisitions, partially offset by capital expenditures in furtherance of certain growth initiatives, including capital expenditures in connection with growth initiatives related to the equipment used in the laundry route and rental business in which certain of the Company’s subsidiaries are engaged.

Financing activities used cash of approximately $13.6 million in fiscal 2020 compared to approximately $28.0 million in cash provided by financing activities in fiscal 2019. The cash used by financing activities during fiscal 2020 related to total repayments of debt under the Company’s 2018 Credit Agreement and $573,000 in share repurchases to settle employee tax withholding obligations upon the vesting of restricted shares or in connection with the grant of unrestricted shares.

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At June 30, 2020, the Company was in compliance with its covenants under the 2018 Credit Agreement and $12.8 million was available to borrow under the revolving credit facility.

The obligations of the Company under the 2018 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

On May 21, 2020, the Company and certain of its subsidiaries received PPP Loans totaling approximately $6.9 million in principal amount from Fifth Third Bank, N.A. (the “Lender”) under the PPP established under the CARES Act. Each PPP Loan is evidenced by a promissory note dated May 21, 2020 (each, a “Promissory Note”) issued by the applicable borrower to the Lender. The term of each PPP Loan is two years. The interest rate on each PPP Loan is 1.00%, which is deferred for the first six months of the term of the PPP Loan. The Promissory Note evidencing each PPP Loan is in the Lender’s standard form for loans made by it under the PPP and contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the Promissory Note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the applicable PPP Loan, collection of all other amounts owing from the respective Borrower and filing suit and obtaining judgment against the respective Borrower. Each PPP Loan may be prepaid in whole or in part at any time without penalty.

The proceeds of the PPP Loans have been and are expected to be used for payroll costs but may also be used for other permitted purposes under the CARES Act, including rent or utility costs. Under the terms of the CARES Act, each borrower can apply for forgiveness for all or a portion of the PPP Loan and, as described below, the Company has agreed to apply and for each of its subsidiaries that received PPP Loans to apply for forgiveness. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act, as described above, during the 24-week period after loan origination and the maintenance or achievement of certain employee levels. While the Company believes that the proceeds of the PPP Loans have been or will be used only for qualifying expenses in accordance with the terms of the CARES Act, any forgiveness of a PPP Loan will be subject to approval by the Lender and the U.S. Small Business Administration, which is administering the PPP under the CARES Act, and there can be no assurance that any or all of the PPP Loans will be forgiven in whole or in part.

The Company received the consent (the “Consent”) of Bank of America, N.A., U.S. Bank National Association, and Fifth Third Bank under the Company’s 2018 Credit Agreement in connection with its and its subsidiaries’ receipt of the PPP Loans. The Consent, among other things, contains certain representations, warranties and agreements of the Company, including, without limitation, to use the proceeds of the PPP Loan only for permitted expenses under the CARES Act, to timely apply for forgiveness of the PPP Loans, and to maintain all records required to be submitted in connection with the forgiveness of the PPP Loans. The breach of any such representations, warranties or agreements will constitute a default under the 2018 Credit Agreement, subject to any applicable cure periods or provisions thereof.

The Company believes that its existing cash, anticipated cash from operations and funds available under the Company’s 2018 Credit Agreement will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months. The Company may also seek to raise funds through the issuance of equity and/or debt securities or the incurrence of additional secured or unsecured indebtedness, including in connection with acquisitions or other transactions consummated by the Company as part of its “buy-and-build” growth strategy.

Off-Balance Sheet Financing

As of June 30, 2020, the Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues

Revenues for fiscal 2020 increased by approximately $7.5 million (3%) from fiscal 2019. The increase in revenues was primarily due to a combination of increases in revenues at certain of its legacy businesses and the revenues of the businesses acquired by the Company during fiscal 2020 as described above. In addition, the Company’s revenues for fiscal 2020 include a full year of revenues of Scott Equipment and PAC Industries, which were acquired on September 12, 2018 and February 5, 2019, respectively, as compared to approximately nine months and four months of results of Scott Equipment and PAC Industries, respectively, for fiscal 2019. These increases in revenues were largely offset by a decline in revenues at certain of the Company’s legacy businesses resulting from the COVID-19 pandemic.

From time to time the Company enters into longer-term contracts to fulfill large complex laundry projects for divisions of the federal government where the nature of, and competition for, such contracts may result in a lower gross margin as compared to other equipment sales. During fiscal 2020, the Company entered into a number of such lower-margin equipment sales. The Company believes that the increase in equipment sales provides a strong foundation for the Company to further strengthen its customer relationships, including that they may in the future result in higher gross margin opportunities from the sale of parts, accessories, supplies, and technical services related to the equipment. Despite the lower gross margin from such longer-term contracts, the Company believes that the long-term benefit from the increase in its installed equipment base will outweigh the possible short-term impact to gross margin.

Operating Expenses

	Fiscal Year Ended June 30,
	2020	2019
As a percentage of revenues:
Cost of sales, net	76.6%	76.9%
As a percentage of revenues:
Selling, general and administrative expenses	22.2%	20.0%

Cost of sales, expressed as a percentage of revenues, decreased to 76.6% in fiscal 2020 from 76.9% in fiscal 2019, representing gross margins of 23.4% in fiscal 2020 and 23.1% in fiscal 2019. The increases were primarily attributable to product and customer mix.

Further, as described above, from time to time the Company enters into longer-term contracts, including to fulfill large complex laundry projects for divisions of the federal government. These contracts generally have a lower gross margin compared to other equipment sales and, as a result, adversely impact the Company’s gross margin for periods in which a significant number of these contracts are entered into. However, the Company believes that these contracts will result in higher margin opportunities over the long-term. During fiscal 2020 and fiscal 2019, the Company entered into a number of longer-term federal government contracts, which adversely impacted the Company’s gross margin for each such period. In the absence of such longer-term federal government contracts, gross margins for fiscal 2020 as compared to fiscal 2019 decreased 1.0% to 24.2%.

Selling, general and administrative expenses increased by approximately $6.7 million (15%) in fiscal 2020 compared to fiscal 2019. As a percentage of revenues, selling, general and administrative expenses increased to 22.2% in fiscal 2020 from 20.0% in fiscal 2019. The increase in operating expenses is primarily attributable to (a) operating expenses of acquired businesses, (b) additional operating expenses at the acquired businesses in pursuit of future growth and in support of the Company’s growing operations, (c) increases in operating expenses at the parent company level in connection with the Company’s growth, including greater accounting fees and expenses, legal fees, and insurance costs, (d) the addition of sales, service, and operations support professionals and related costs, as total personnel at June 30, 2020 increased by 5% compared to total personnel at June 30, 2019, with most of such growth attributable to sales and service related personnel, (e) increased investments in sales, service, and operations related technologies in support of the Company’s “buy-and-build” growth strategy, and (f) an increase in non-cash amortization expense related to the intangible assets acquired in connection with acquisitions, an increase in depreciation expense and an increase in non-cash share-based compensation.

Interest expense, net was approximately $1.4 million in fiscal 2020 and fiscal 2019, and represents interest on borrowings. Interest expense was flat as the increase in average outstanding debt was offset by a decrease in interest rates under the 2018 Credit Agreement.

The Company’s effective income tax rate was 42.5% for fiscal 2020 compared to 33.4% in fiscal 2019. The increase in the effective income tax rate in fiscal 2020 reflects the net impact of permanent book-tax differences resulting primarily from nondeductible compensation.

Inflation

Inflation did not have a significant effect on the Company’s operations during either of fiscal 2020 or 2019.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of the Company or its subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, President of Steiner-Atlantic and a former director and officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during January 2020 to run through October 31, 2020. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $148,000 and $146,000 during fiscal 2020 and 2019, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $144,000 during each of fiscal 2020 and 2019.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $252,000 during each of fiscal 2020 and 2019.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. During February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $481,000 and $369,000 during fiscal 2020 and 2019, respectively.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $137,000 and $114,000 during fiscal 2020 and 2019, respectively.

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries, entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $176,000 and $73,000 during fiscal 2020 and 2019, respectively.

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

Revenue Recognition

Performance Obligations and Revenue Over Time

Revenue primarily consists of revenues from the sale or leasing of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others; the sale of related replacement parts and accessories; and the provision of installation and maintenance services. The Company generates revenue primarily from the sale of equipment and parts to customers. Therefore, the majority of the Company’s contracts are short-term in nature and have a single performance obligation (to deliver products), and the Company’s performance obligation is satisfied when control of the product is transferred to the customer. Other contracts contain a combination of equipment sales and services expected to be performed in the near-term, which services are distinct and accounted for as separate performance obligations. Significant judgment may be required by management to identify the distinct performance obligations within each contract. Revenue is recognized on these contracts when control transfers to the Company’s customers via shipment of products or provision of services and the Company has the right to receive consideration for these products and services. Additionally, from time to time, the Company enters into longer-termed contracts which provide for the sale of the equipment by the Company and the provision by the Company of related installation and construction services. The installation on these types of contracts is usually completed within six to twelve months. The Company recognizes a portion of its revenue over time using the cost-to-cost measure of progress, which measures a contract’s progress toward completion based on the ratio of actual contract costs incurred to date to the Company’s estimated costs at completion. Significant judgment may be required by management in the cost estimation process for these contracts, which is based on the knowledge and experience of the Company’s project managers, subcontractors and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the

Company’s revenue recognition. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Total estimated costs to complete projects include various costs such as direct labor, material and subcontract costs. Changes in these estimates can have a significant impact on the revenue recognized each period. From time to time, the Company also enters into maintenance and service contracts. These longer-term contracts, maintenance and service contracts have a single performance obligation where revenue is recognized over time using the cost-to-cost measure of progress, which best depicts the continuous transfer of control of goods or services to the customer.

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

Contract Assets and Liabilities

Contract assets and liabilities are presented in the Company’s condensed consolidated balance sheets. Contract assets consist of unbilled amounts resulting from sales under longer-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. As noted above, the cost estimation process for these contracts may require significant judgment by management. The Company typically receives progress payments on sales under longer-term contracts as work progresses, although for some contracts, the Company may be entitled to receive an advance payment. Contract assets also include retainage. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount (generally, from 5% to 20% of contract billings) until final contract settlement. Retainage amounts are generally classified as current assets within the Company’s consolidated balance sheets. Retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Contract liabilities consist of advanced payments, billings in excess of costs incurred and deferred revenue.

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The identification and measurement of goodwill impairment involves the estimation of the fair value of the reporting unit and involves uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The Company performed its annual impairment test on April 1 and determined there was no impairment.

Customer Relationships, Tradenames and Other Intangible Assets

Customer relationships, tradenames, and other intangible assets are stated at cost less accumulated amortization. These assets, except for tradenames, are amortized on a straight-line basis over the estimated future periods to be benefited (5-10 years). The estimates of fair value of the Company’s indefinite-lived intangibles and long-lived assets are based on information available as of the date of the assessment and take into account management’s assumptions about expected future cash flows and other valuation techniques. The Company reviews the recoverability of intangible assets that are amortized based primarily upon an analysis of undiscounted cash flows from the intangible assets. In the event the expected future net cash flows become less than the carrying amount of the assets, an impairment loss would be recorded in the period the determination is made based on the fair value of the related assets.

Income Taxes

The Company follows Financial Accounting Standards Board (“FASB”) ASC Topic 740, “Income Taxes” (“ASC 740”). Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If it is determined that it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the

Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants, which may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s 2018 Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one-month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of June 30, 2020, the Company had approximately $21.0 million of outstanding borrowings under the 2018 Credit Agreement. Interest on such borrowings accrued at a weighted average rate of 1.68%. Based on the amounts outstanding at June 30, 2020, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $210,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at June 30, 2020 or 2019.

The Company’s cash are maintained in bank accounts which bear interest at prevailing interest rates. At June 30, 2020, bank deposits exceeded Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Item 8. Financial Statements and Supplementary Data.

EVI Industries, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

EVI Industries, Inc.

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EVI Industries, Inc. and Subsidiaries, formerly EnviroStar, Inc. (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 14, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company has changed its method of accounting for leases as of July 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Miami, Florida

September 14, 2020

EVI Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

ASSETS
	June 30, 2020	June 30, 2019
Current assets
Cash	$9,789	$5,038
Accounts receivable, net of allowance for doubtful accounts	23,042	30,557
Inventories, net	24,063	26,445
Vendor deposits	1,276	403
Contract assets	3,443	2,487
Other current assets	3,041	2,938
Total current assets	64,654	67,868

Equipment and improvements, net	7,992	5,865
Operating lease assets	5,311	-
Intangible assets, net	21,754	22,351
Goodwill	56,678	54,501
Other assets	4,329	3,900

Total assets	$160,718	$154,485

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	June 30, 2020	June 30, 2019
Current liabilities
Accounts payable and accrued expenses	$24,292	$17,508
Accrued employee expenses	4,764	5,187
Customer deposits	8,511	7,163
Contract liabilities	558	854
Current portion of long-term debt	2,680	-
Current portion of operating lease liabilities	1,672	-
Total current liabilities	42,477	30,712

Deferred income taxes, net	1,728	1,708
Long-term operating lease liabilities	3,657	-
Long-term debt, net	25,030	40,563

Total liabilities	72,892	72,983

Commitments and contingencies (Note 16)

Common stock related to acquiree’s Employee Stock Ownership Plan (“ESOP”)	-	4,240

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; authorized shares – 20,000,000; 12,029,910 shares issued at June 30, 2020 and 11,825,615 shares issued at June 30, 2019, including shares held in treasury	301	296
Additional paid-in capital	79,127	73,010
Retained earnings	10,410	9,635
Treasury stock, 95,396 shares, at cost, at June 30, 2020 and 72,934 shares, at cost, at June 30, 2019	(2,012)	(1,439)
Common stock related to acquiree’s ESOP	-	(4,240)
Total shareholders’ equity	87,826	77,262
Total liabilities and shareholders’ equity	$160,718	$154,485

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended June 30,
	2020	2019
Revenues	$235,802	$228,318
Cost of sales	180,595	175,620
Gross profit	55,207	52,698
Selling, general and administrative expenses	52,427	45,693
Operating income	2,780	7,005
Interest expense, net	1,432	1,389
Income before provision for income taxes	1,348	5,616
Provision for income taxes	573	1,873

Net income	$775	$3,743

Net earnings per share – basic	$0.06	$0.30

Net earnings per share – diluted	$0.06	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

							Common
							Stock
			Additional				Related to
	Common Stock		Paid-in	Treasury Stock		Retained	Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at June 30, 2018	11,239,656	$281	$49,950	52,686	$(711)	$7,511	$-	$57,031
Dividends paid ($.13 per share)	-	-	-	-	-	(1,619)	-	(1,619)

Share repurchases	-	-	-	20,248	(728)	-	-	(728)

Vesting of restricted shares	54,093	2	(2)	-	-	-	-	-

Issuances of shares under employee stock purchase plan	1,341	-	45	-	-	-	-	45

Issuance of shares in connection with acquisitions	530,525	13	21,277	-	-	-	(4,240)	17,050

Stock compensation	-	-	1,740	-	-	-	-	1,740

Net income	-	-	-	-	-	3,743	-	3,743
Balance at June 30, 2019	11,825,615	296	73,010	72,934	(1,439)	9,635	(4,240)	77,262

Share repurchases	-	-	-	22,462	(573)	-	-	(573)

Vesting of restricted shares	55,803	1	(1)	-	-	-	-	-

Issuances of shares under employee stock purchase plan	2,216	-	50	-	-	-	-	50

Issuance of shares in connection with acquisitions	132,726	4	3,766	-	-	-	4,240	8,010

Stock compensation	13,550	-	2,302	-	-	-	-	2,302

Net income	-	-	-	-	-	775	-	775
Balance at June 30, 2020	12,029,910	$301	$79,127	95,396	$(2,012)	$10,410	$-	$87,826

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

Years ended June 30,	2020	2019

Operating activities:
Net income	$775	$3,743
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	3,696	2,743
Amortization of debt discount	55	95
Provision for bad debt expense	497	283
Non-cash lease expense	18	-
Share-based compensation	2,302	1,740
Inventory reserve	49	86
(Benefit) provision for deferred income taxes	(178)	861
Other	(109)	-
(Increase) decrease in operating assets:
Accounts receivable	8,121	(8,934)
Inventories	3,969	(4,335)
Vendor deposits	(873)	203
Contract assets	(956)	(1,475)
Other assets	(356)	(988)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	5,568	2,381
Accrued employee expenses	(474)	241
Customer deposits	1,258	(5,964)
Contract liabilities	(296)	595

Net cash provided (used) by operating activities	23,066	(8,725)

Investing activities:
Capital expenditures	(3,375)	(2,979)
Cash paid for acquisitions, net of cash acquired	(1,379)	(12,542)

Net cash used by investing activities	(4,754)	(15,521)
Financing activities:
Dividends paid	-	(1,619)
Proceeds from borrowings	24,892	112,963
Debt repayments	(37,930)	(82,435)
Payment of debt issuance costs	-	(272)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(573)	(728)
Issuances of common stock under employee stock purchase plan	50	45

Net cash (used) provided by financing activities	(13,561)	27,954
Net increase in cash	4,751	3,708
Cash at beginning of year	5,038	1,330

Cash at end of year	$9,789	$5,038

Supplemental information:
Cash paid for interest	$1,475	$1,231
Cash paid for income taxes	$345	$1,737
Supplemental disclosure of non-cash financing activities
Common stock issued for acquisitions	$3,770	$21,290

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

The Company’s customers include government, institutional, industrial, commercial and retail customers. Product purchases made by customers range from parts and accessories, to single or multiple units of equipment, to large complex systems. The Company also provides its customers with the services described above.

The Company reports its results of operations through a single operating and reportable segment.

“Buy-and-Build” Growth Strategy

Prior to the completion of the Company’s first acquisition, the WSD Acquisition (as defined below), pursuant to its “buy-and-build” growth strategy, the Company’s operations related to the activities described above consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. Beginning in 2015, the Company implemented a “buy-and-build” growth strategy. Since the implementation of its “buy-and-build” growth strategy, the Company has consummated 14 business acquisitions, including, without limitation, the following:

•

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

•

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

•

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

commercial, industrial and vended laundry industry. The approximately $20.4 million of total consideration paid by the Company consisted of approximately $8.1 million in cash and 348,360 shares of the Company’s common stock.

•

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

•

On February 5, 2019, the Company acquired PAC Industries Inc. (“PAC”), a Pennsylvania-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, pursuant to a merger whereby PAC merged with and into a newly-formed wholly-owned subsidiary of the Company (the “PAC Acquisition”). The consideration paid by the Company in connection with this acquisition consisted of $6.4 million in cash and 179,847 shares of the Company’s common stock.

See Note 3 for additional information about the SEI Acquisition and the PAC Acquisition and the other acquisitions consummated by the Company during fiscal 2019 and fiscal 2020.

Each acquisition was effected by the Company through a separate wholly-owned subsidiary formed by the Company for the purpose of effecting the transaction, whether by an asset purchase or merger, and operating the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business.

The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption have caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. Accordingly, the Company experienced declines in revenue for the most recently completed third and fourth fiscal quarters compared to the same periods of the prior fiscal year. This trend may continue in the near-term and possibly longer, including, without limitation, if the pandemic increases in size and scope, its duration is prolonged or among other matters related thereto, governmental actions, including, without limitation, business restrictions are imposed. In response to the economic and business disruption, the Company has taken actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

those that may alter business operations, if required by federal, state or local authorities or otherwise determined to be advisable by management.

The Company is focused on ensuring ample liquidity to meet its business needs. To that end, during May 2020, the Company and certain of its subsidiaries received loans (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the aggregate principal amount of approximately $6.9 million. See Note 13 below for additional information regarding the Company’s credit facility and the PPP Loans.

As of the date of this Annual Report on Form 10-K, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may negatively impact, the Company’s business and results, including sales and gross margin, in the future include, but are not limited to: limitations on the ability of suppliers to manufacture, or the Company’s ability to procure from manufacturers, the products the Company sells, or to meet delivery requirements and commitments; limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict the Company’s operations or the operations of its customers, or require that the employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; limitations on the ability or desire of the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all; and decreased demand for products and services.

The situation surrounding COVID-19 remains fluid. The Company is unable to determine or predict the nature, duration, or scope of the overall impact that the COVID-19 pandemic will have on the Company’s business, results of operations, liquidity, or financial condition, as such impact will depend on future developments, including the severity and duration of the pandemic and government and other actions taken in response thereto, all of which are highly uncertain. Further, even after the COVID-19 pandemic subsides, the Company may continue to experience adverse impacts to its business as a result of, among other things, any economic impact that has occurred or may occur in the future and changes in customer or supplier behavior.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EVI Industries, Inc. and its subsidiaries, all of which are wholly-owned. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue when a sales arrangement with a customer exists (sales contract, purchase or sales order, or other indication of an arrangement), the transaction price is fixed and determinable, and the Company has satisfied the performance obligation(s) per the sales arrangement.

Performance Obligations and Revenue Over Time

Revenue primarily consists of revenues from the sale or leasing of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others; the sale of related replacement parts and accessories; and the provision of installation and maintenance services. The Company generates revenue primarily from the sale of equipment and parts to customers. Therefore, the majority of the Company’s contracts are short-term in nature and have a single performance obligation (to deliver products), and the Company’s performance obligation is

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

satisfied when control of the product is transferred to the customer. Other contracts contain a combination of equipment sales and services expected to be performed in the near-term, which services are distinct and accounted for as separate performance obligations. Significant judgment may be required by management to identify the distinct performance obligations within each contract. Revenue is recognized on these contracts when control transfers to the Company’s customers via shipment of products or provision of services and the Company has the right to receive consideration for these products and services. Additionally, from time to time, the Company enters into longer-termed contracts which provide for the sale of the equipment by the Company and the provision by the Company of related installation and construction services. The installation on these types of contracts is usually completed within six to twelve months. The Company recognizes a portion of its revenue over time using the cost-to-cost measure of progress, which measures a contract’s progress toward completion based on the ratio of actual contract costs incurred to date to the Company’s estimated costs at completion. Significant judgment may be required by management in the cost estimation process for these contracts, which is based on the knowledge and experience of the Company’s project managers, subcontractors and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s revenue recognition. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Total estimated costs to complete projects include various costs such as direct labor, material and subcontract costs. Changes in these estimates can have a significant impact on the revenue recognized each period. From time to time, the Company also enters into maintenance contracts and ad hoc maintenance and installation service contracts. These longer-term contracts, and maintenance and service contracts have a single performance obligation where revenue is recognized over time using the cost-to-cost measure of progress, which best depicts the continuous transfer of control of goods or services to the customer.

The Company measures revenue, including shipping and handling fees charged to customers, as the amount of consideration it expects to be entitled to receive in exchange for its goods or services, net of any taxes collected from customers and subsequently remitted to governmental authorities. Costs associated with shipping and handling activities performed after the customer obtains control are accounted for as fulfillment costs and are not promised services that have to be further evaluated under revenue recognition standards.

Revenue from products transferred to customers at a point in time include commercial and vended laundry parts and equipment sales and accounted for approximately 87% of the Company’s revenue for the fiscal year ended June 30, 2020 and 83% of the Company’s revenue for the fiscal year ended June 30, 2019. Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the Company’s customer are satisfied, which generally occurs with the transfer of control upon shipment.

Revenues that are recognized over time include (i) longer-termed contracts that include equipment purchase with installation and construction services, (ii) maintenance contracts, and (iii) service contracts. Revenue from products and services that are recognized over time accounted for approximately 13% of the Company’s revenue for the fiscal year ended June 30, 2020 and 17% of the Company’s revenue for the fiscal year ended June 30, 2019.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Contract Assets and Liabilities

Contract assets and liabilities are presented in the Company’s consolidated balance sheets. Contract assets consist of unbilled amounts resulting from sales under longer-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. As noted above, the cost estimation process for these contracts may require significant judgment by management. The Company typically receives progress payments on sales under longer-term contracts as work progresses, although for certain contracts, the Company may be entitled to receive an advance payment. Contract assets also include retainage. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount (generally, from 5% to 20% of contract billings) until final contract settlement. Retainage amounts are generally classified as current assets within the Company’s consolidated balance sheets. Retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Contract liabilities consist of advanced payments, billings in excess of costs incurred and deferred revenue.

Costs, estimated earnings and billings on longer-term contracts when the cost-to-cost method of revenue recognition is utilized as of June 30, 2020 and 2019 consisted of the following (in thousands):

June 30,	2020	2019

Costs incurred on uncompleted contracts	$17,019	$19,285
Estimated earnings	1,580	1,224
Less: billings to date	(16,637)	(19,673)
Retainage	923	797
Ending balance	$2,885	$1,633

These amounts are included in the Company’s consolidated balance sheets under the following captions (in thousands):

June 30,	2020	2019
Contract assets	$3,443	$2,487
Contract liabilities	(558)	(854)
Ending balance	$2,885	$1,633

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net assets acquired in a business combination. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The identification and measurement of goodwill impairment involves the estimation of the fair value of the reporting unit

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

and involves uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The Company performed its annual impairment test on April 1, 2020 and determined there was no impairment.

Accounts Receivable

Accounts receivable are customer obligations due under what management believes to be customary trade terms. The Company sells its products primarily to hospitals, nursing homes, government institutions, laundry plants, hotels, motels, vended laundry facilities and distributors and dry cleaning stores and chains. The Company performs continuing credit evaluations of its customers’ financial condition and depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Management reviews accounts receivable on a regular basis to determine whether it is probable that any amounts are impaired. The Company includes any balances that are deemed probable to be impaired in its overall allowance for doubtful accounts. The provision for doubtful accounts is recorded in selling, general and administrative expenses in the consolidated statements of operations. If customary attempts to collect a receivable are not successful, the receivable is then written off against the allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $820,000 at June 30, 2020 and $323,000 at June 30, 2019. Actual write-offs may vary from the recorded allowance.

Cash

The Company has not experienced any losses in its cash accounts and believes it is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

Customer-Related Intangibles, Tradenames and Other Intangible Assets

Finite-lived intangibles are amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. Customer-related intangibles, non-compete, and other finite-lived intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over the estimated future periods to be benefited (5-10 years). The estimates of fair value of the Company’s indefinite-lived intangibles and long-lived assets are based on information available as of the date of the assessment and takes into account management’s assumptions about expected future cash flows and other valuation techniques. Amortization of finite-lived intangibles is included in selling, general and administrative expenses in the consolidated statements of operations. The Company also evaluates indefinite-lived intangible assets each reporting period to determine whether events and

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

circumstances continue to support an indefinite useful life. The Company performed its annual impairment test on April 1, 2020 and determined there was no impairment.

Asset Impairments

The Company periodically reviews the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell. The Company has concluded that there was no impairment of long-lived assets in the fiscal year ended June 30, 2020 or the fiscal year ended June 30, 2019.

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

Earnings Per Share

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards are considered participating securities because these awards contain a non-forfeitable right to dividends paid prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. During fiscal 2020 and fiscal 2019, the Company granted restricted stock awards of 187,169 and 6,845 shares, respectively, and 28,110 and 27,500 restricted stock units, respectively, under the EVI Industries, Inc. 2015 Equity Incentive Plan (see Note 19). During fiscal 2020, the Company also granted stock awards (not subject to forfeiture) of 13,550 shares of the Company’s common stock (5,262 of which shares were withheld to satisfy tax withholding obligations). Shares of restricted stock are deemed to constitute a second class of stock for accounting purposes. Basic and diluted earnings per share for fiscal 2020 and fiscal 2019 are computed as follows (in thousands, except per share data):

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the years ended June 30,
	2020	2019

Net income	$775	$3,743
Less: distributed and undistributed income allocated to non-vested restricted common stock	62	260
Net income allocated to EVI Industries, Inc. shareholders	$713	$3,483
Weighted average shares outstanding used in basic earnings per share	11,841	11,533

Dilutive common share equivalents	330	489
Weighted average shares outstanding used in dilutive earnings per share	12,171	12,022
Basic earnings per share	$0.06	$0.30
Diluted earnings per share	$0.06	$0.29

At June 30, 2020, other than 735,040 unvested shares subject to restricted stock awards, there were no potentially dilutive securities outstanding. The remaining 307,790 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive. At June 30, 2019, other than 813,610 shares subject to restricted stock awards, there were no potentially dilutive securities outstanding. The remaining 69,744 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive.

Supplier Concentration

The Company purchases laundry, dry cleaning equipment, boilers and other products from a number of manufacturers and suppliers. Purchases from three manufacturers accounted for a total of approximately 63% of the Company’s purchases for fiscal 2020 and 62% of the Company’s purchases for fiscal 2019.

Advertising Costs

The Company expenses the cost of advertising as of the first date an advertisement is run. The Company incurred approximately $377,000 and $355,000 of advertising costs for fiscal 2020 and 2019, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations.

Shipping and Handling

Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in selling, general and administrative expenses.

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

The Company has no assets or liabilities that are adjusted to fair value on a recurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis during fiscal 2020 or 2019, except for certain assets acquired and liabilities assumed in a business combination (as described in Note 3).

The Company’s cash, accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximated estimated fair value, using Level 1 inputs, as they are maintained with various high-quality financial institutions and have original maturities of three months or less. The fair value of the Company’s indebtedness was estimated using Level 2 inputs based on quoted prices for those or similar debt instruments using applicable interest rates as of June 30, 2020 and approximated the carrying value of such debt because it accrues interest at variable rates that are repriced frequently. This approximates fair value based on the variable interest rate.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

enactment date. If it is determined that it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowances that might be required against the deferred tax assets. Management evaluates the Company’s ability to realize its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it believes that it is more likely than not that the asset will not be realized. There were no valuation allowance adjustments during fiscal 2020 or fiscal 2019.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately reflect actual outcomes. The Company does not believe that there are any unrecognized tax benefits as of June 30, 2020 or 2019 related to tax positions taken on its income tax returns. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statements of operations.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate.

The CARES Act, among its other provisions, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP), and financing options. Aside from the PPP Loans obtained by the Company and its subsidiaries (as discussed above), the CARES Act did not have a material impact on the Company’s income tax provision for 2020.

Leases

Adoption of New Lease Standard

On July 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases (Topic 842) (“ASC 842”), which, among other things, requires lessees to recognize substantially all leases on their balance sheets and disclose certain additional key information about leasing arrangements. The new standard establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases are required to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted this standard using the modified retrospective transition approach, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption without restatement of prior periods. Therefore, the accompanying condensed consolidated financial statements for fiscal 2020 are presented under the new standard, while the comparative period financial statements presented herein were not adjusted for this standard and continue

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

to be reported in accordance with the Company's previous lease accounting policy. There was no cumulative-effect adjustment recorded on July 1, 2019.

The Company elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company's contracts are or contain leases, (2) lease classification and (3) initial direct costs.

The primary impact for the Company was the balance sheet recognition of ROU assets (operating lease assets) and lease liabilities for operating leases as a lessee. The adoption of ASC 842 did not have a material impact on the results of operations or cash flows of the Company. See Note 8, “Leases,” for further discussion regarding the Company’s adoption of the new lease accounting standard.

Recently Issued Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other specified instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The guidance must be applied using a cumulative-effect transition method. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years (the fiscal year ending June 30, 2022 for the Company), with early adoption permitted. The Company is currently evaluating the impact that adopting this guidance may have on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), to reduce diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for internal-

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

use software. Accounting for the service element of the cloud computing arrangement is not affected by the new guidance. Under ASU 2018-15, amortization expense and payments for, and asset balances related to, such capitalized implementation costs are to be presented within the same line items of the entity’s balance sheets and statements of operations and cash flows, as the related balances and service fee activity would be presented. ASU 2018-15 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential effect of the adoption of ASU 2018-15 on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. The provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed. The Company is currently evaluating the impact that adopting this guidance may have on its consolidated financial statements.

Management does not believe that other issued accounting standards and updates which are not yet effective will have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

3. Acquisitions

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In connection with the PAC Acquisition, the Company transferred 114,634 shares to PAC’s ESOP. These shares were not permitted to be traded during the six-month period commencing on the closing date. Further, if a distribution event had occurred during such six-month period, then each participant would have had the option to require the Company to purchase such participant’s shares at fair market value. Due to the Company’s obligation under this put option, the distributed shares subject to the put option and the shares held by the ESOP were classified as temporary equity in the mezzanine section of the consolidated balance sheet as of June 30, 2019. There were no distribution events during the six-month restriction period, and the restriction period expired in August 2019. As a result, such shares are classified as permanent equity in the consolidated balance sheet as of June 30, 2020.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Other Acquisitions

As previously described, in addition to the SEI Acquisition and the PAC Acquisition, during the fiscal ended June 30, 2019, the Company completed the acquisition of four other companies (Industrial Laundry Services, Inc. on September 4, 2018, Washington Automated, Inc. on November 6, 2018, Skyline Equipment, Inc. on November 14, 2018 and Worldwide Laundry, Inc. on November 16, 2018). The total consideration for these four transactions consisted of $3.5 million in cash, net of $738,000 of cash acquired, and 141,000 shares of the Company’s common stock. The Company funded the cash consideration for each acquisition with credit facility borrowings. Each acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company allocated a total of $4.5 million to goodwill, $1.3 million to customer-related intangibles, and $690,000 to the respective trade names. Goodwill totaling $2.5 million from certain of these acquisitions is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforces, as well as benefits from the increased scale of the Company as a result of these acquisitions.

During the fiscal year ended June 30, 2020, the Company completed the acquisitions of Professional Laundry Systems, LLC, which was acquired on August 1, 2019; Large Equipment, Inc. (d/b/a Laundry Systems of Tennessee) and TN Ozone, Inc. (d/b/a Premier Laundry Solutions and Premier Equipment Rental), which were acquired on January 31, 2020; and Commercial Laundry Equipment Company, Inc., which was acquired on February 28, 2020. The total consideration for these four transactions consisted of $1.6 million in cash, net of $192,000 of cash acquired, the assumption of $129,000 of long-term debt and the issuance of 132,726 shares of the Company’s common stock, with an aggregate grant date fair value of $3.8 million. The Company funded the cash consideration for each acquisition with credit facility borrowings. Each acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company has preliminarily allocated a total of $2.1 million to goodwill, $680,000 to customer-related intangibles, and $410,000 to the respective trade names. The purchase price allocations are considered preliminary as the Company is still assessing certain working capital items. Goodwill totaling $988,000 from certain of these acquisitions is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforces, as well as benefits from the increased scale of the Company as a result of these acquisitions.

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the SEI Acquisition, the PAC Acquisition and the other acquisitions completed during fiscal 2019 or fiscal 2020 as described above, as if the Company had completed each such transaction on July 1, 2018, using the estimated fair values of the assets acquired and liabilities assumed. These unaudited pro forma results are presented for informational purposes only

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

and are not necessarily indicative of what the actual results of operations of the Company would have been if the transactions had occurred on the date assumed, nor are they indicative of future results of operations.

	For the year ended June 30,
(in thousands)	2020 (Unaudited)	2019 (Unaudited)
Revenues	$242,537	$270,278
Net income	959	4,736

The Company’s consolidated results of operations for fiscal 2020 include total revenue of approximately $57.3 million and total net loss of approximately $519,000 attributable to businesses acquired during fiscal 2020 and 2019, based on the consolidated effective tax rate. The Company’s consolidated results of operations for fiscal 2019 include total revenue of approximately $39.4 million and total net income of approximately $73,000 attributable to businesses acquired during fiscal 2019, based on the consolidated effective tax rate. These results of acquired businesses do not include the effects of acquisition costs or interest expense associated with consideration paid for the related acquisitions.

4. Accounts Receivable

Accounts receivable as of June 30, 2020 and 2019 consisted of the following (in thousands):

June 30,	2020	2019

Accounts receivable - trade	$18,500	$26,158
Contract receivables	5,362	4,722
	23,862	30,880
Allowance for doubtful accounts	(820)	(323)
	$23,042	$30,557

5. Inventories

Inventories as of June 30, 2020 and 2019 were comprised of (in thousands):

June 30,	2020	2019

Equipment and parts	$24,402	$26,735
Reserve	(339)	(290)
	$24,063	$26,445

The Company established reserves of approximately $339,000 and $290,000 as of June 30, 2020 and 2019, respectively, against slow moving inventory.

6. Vendor Deposits

Vendor deposits represent advances made to the Company’s vendors for specialized inventory on order.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Other Current Assets

Other current assets as of June 30, 2020 and 2019 were comprised of (in thousands):

June 30,	2020	2019

Other receivables	$209	$856
Prepaid insurance	277	251
Other current assets	2,555	1,831
	$3,041	$2,938

8. Leases

Company as Lessee

The Company leases warehouse and distribution facilities and administrative office space, generally for terms of three to five years.

As described in Note 2, “Summary of Significant Accounting Policies” above, the Company adopted ASC Topic 842, Leases (“ASC 842” or “Topic 842”), utilizing the modified retrospective adoption method with an effective date of July 1, 2019. The Company made the election to not apply the recognition requirements in Topic 842 to short-term leases (i.e., leases of 12 months or less). Instead, as permitted by Topic 842, the Company recognizes the lease payments under its short-term leases in profit or loss on a straight-line basis over the lease term. The Company elected this accounting policy for all classes of underlying assets. In addition, in accordance with Topic 842, variable lease payments in the period in which the obligation for those payments is incurred are not included in the recognition of a lease liability or right-of-use asset.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, certain of the Company’s leases do not provide a readily determinable implicit rate. For such leases, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company uses instruments with similar characteristics when calculating its incremental borrowing rates.

The Company has options to extend certain of its operating leases for additional periods of time and the right to terminate several of its operating leases prior to their contractual expirations, in each case, subject to the terms and conditions of the lease. The lease term consists of the non-cancellable period of the lease and the periods covered by Company options to extend the lease when management considers it reasonably certain that the Company will exercise such options. The Company's lease agreements do not contain residual value guarantees. The Company has elected to not separate non-lease components from the associated lease component for all underlying classes of assets with lease and non-lease components.

As of June 30, 2020, the Company had 23 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2020 and 2028. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table sets forth the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of June 30, 2020. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending	Maturity of Operating Lease Liabilities (in thousands)

2021	$1,832
2022	1,609
2023	1,199
2024	392
2025	192
Thereafter	500
Total lease payments	$5,724
Less: amounts representing interest	395
Present value of lease liabilities	$5,329
Less: current portion	1,672
Long-term portion	$3,657

The table below presents additional information related to the Company’s operating leases (in thousands):

Operating lease cost	Twelve months ended June 30, 2020

Operating lease cost (1)	$1,935
Short-term lease cost (1)	190
Variable lease cost (1)	177
Total lease cost	$2,302

(1) Expenses are classified within selling, general and administrative expenses in the Company’s condensed consolidated statement of operations for the year ended June 30, 2020.

The table below presents lease-related terms and discount rates as of June 30, 2020:

June 30, 2020
Weighted average remaining lease terms
Operating leases	4.0 years
Weighted average discount rate
Operating leases	3.5%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities as of June 30, 2020 (in thousands):

Twelve months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:	$1,935
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$1,366

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Minimum future rental commitments for all of the Company’s real property leases, including those with related parties, as of June 30, 2019, which continues to be presented in accordance with ASC Topic 840, Leases (“ASC 840” or “Topic 840”) approximate the following (in thousands):

Fiscal years ending June 30,

2021	$1,554
2022	1,332
2023	1,031
2024	179
Total minimum lease payments	$4,096

Company as Lessor

The Company derives a portion of its revenue from equipment leasing arrangements. Such arrangements provide for monthly payments covering the equipment provided, maintenance, and interest. These arrangements meet the criteria to be accounted for as sales type leases. Accordingly, revenue related to the provision of the equipment is recognized upon delivery of the equipment and its acceptance by the customer. Upon the recognition of such revenue, an asset is established for the investment in sales type leases. Maintenance revenue and interest are recognized monthly over the lease term.

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases

2021	$1,615	$941	$674
2022	1,190	644	546
2023	873	434	439
2024	551	256	295
2025	193	98	95
Thereafter	235	105	130
			$2,179	*

* Excludes residual values of $1.8 million.

The total net investments in sales type leases, including stated residual values, as of June 30, 2020 and June 30, 2019 was $3.9 million and $3.0 million, respectively. The current portion of $3.2 million and $0.5 million is included in other current assets in the consolidated balance sheets as of June 30, 2020 and June 30, 2019, respectively, and the long term portion of $0.7 million and $2.5 million is included in other assets in the consolidated balance sheets as of June 30, 2020 and June 30, 2019, respectively.

9. Equipment and Improvements

Major classes of equipment and improvements as of June 30, 2020 and 2019 consisted of the following (in thousands):

June 30,	2020	2019

Furniture and equipment	$5,099	$3,365
Leasehold improvements	2,137	1,567
Vehicles	5,326	3,902
	12,562	8,834
Accumulated depreciation and amortization	(4,570)	(2,969)
	$7,992	$5,865

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Depreciation and amortization of equipment and improvements amounted to approximately $2.0 million in fiscal 2020 and $1.2 million in fiscal 2019.

10. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2018	$37,061
Goodwill from SEI Acquisition	6,350
Goodwill from PAC Acquisition	6,660
Goodwill from other fiscal 2019 acquisitions (as described in Note 3)	4,430
Balance at June 30, 2019	54,501
Goodwill from fiscal 2020 acquisitions (as described in Note 3)	2,094
Other	83
Balance at June 30, 2020	$56,678

Customer-related intangibles, tradenames and other intangible assets as of June 30, 2020 and 2019 consisted of the following (dollars in thousands):

June 30,	Estimated Useful Lives (in years)	2020	2019

Customer-related intangibles	8-10	$16,037	$15,340
Tradenames	Indefinite	9,555	9,145
Covenants not to compete	5	566	566
License agreements	10	529	529
Trademarks and patents	10-15	176	176
		26,863	25,756
Accumulated amortization		(5,109)	(3,405)
		$21,754	$22,351

Amortization expense was approximately $1.7 million in fiscal 2020 and $1.5 million in fiscal 2019. Weighted average remaining estimated useful lives for customer-related intangibles, covenants not to compete, license agreements, and trademarks and patents were 7.5 years, 1.5 years, 0 years and 0.3 years, respectively.

Based on the carrying amount of intangible assets as of June 30, 2020, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in the five-year period ending June 30, 2025 and thereafter is as follows (in thousands):

Fiscal years ending June 30,

2021	$1,730
2022	1,664
2023	1,621
2024	1,621
2025	1,617
Thereafter	3,946
Total	$12,199

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2020 and 2019 were comprised of (in thousands):

June 30,	2020	2019

Accounts payable	$18,888	$11,305
Accrued expenses	4,572	5,065
Sales tax accruals	832	1,138
	$24,292	$17,508

12. Income Taxes

The following are the components of income taxes (in thousands):

Fiscal years ended June 30,	2020	2019

Current
Federal	$489	$673
State	262	339
	751	1,012

Deferred
Federal	(37)	663
State	(141)	198
	(178)	861
	$573	$1,873

The reconciliation of income tax expense computed at the federal statutory tax rate of 21% for the fiscal years ended June 30, 2020 and 2019 to the provision for income taxes is as follows (in thousands):

Fiscal years ended June 30,	2020	2019

Tax at the statutory rate	$283	$1,180
State income taxes, net of federal benefit	67	323
Nondeductible compensation	340	485
Other	(117)	(115)
	$573	$1,873

Effective tax rate	42.5%	33.4%

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and the basis used for income tax purposes. Significant components of the Company’s current and noncurrent deferred tax assets and liabilities as of June 30, 2020 and 2019 were as follows (in thousands):

Fiscal years ended June 30,	2020	2019

Deferred tax assets:
Allowance for doubtful accounts	$106	$116
Inventory capitalization	385	471
Stock compensation	705	499
Accrued liabilities	221	-
Other	554	46
	1,971	1,132

Deferred tax liabilities:
Goodwill	(2,120)	(1,375)
Depreciation	(412)	(1,217)
Intangible assets	(1,167)	(248)
	(3,699)	(2,840)
Net deferred income tax (liabilities) assets	$(1,728)	$(1,708)

As of June 30, 2020, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2015.

As previously discussed, on December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act represents significant U.S. federal tax reform legislation that includes a permanent reduction to the U.S. federal corporate income tax rate.

13. Debt

The Company’s long-term debt as of June 30, 2020 and 2019 was as follows (in thousands):

	June 30, 2020	June 30, 2019
Revolving Line of Credit	$21,000	$40,800
PPP Loans	6,892	-
Less: unamortized discount and deferred financing costs	(182)	(237)
Total debt, net	27,710	40,563
Less: current maturities of long-term debt	(2,680)	-
Total long-term debt	$25,030	$40,563

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At June 30, 2020, the Company was in compliance with its covenants under the 2018 Credit Agreement and $12.8 million was available to borrow under the revolving credit facility.

The obligations of the Company under the 2018 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

On May 21, 2020, the Company and certain of its subsidiaries received PPP Loans totaling approximately $6.9 million in principal amount from Fifth Third Bank, N.A. (the “Lender”) under the PPP established under the CARES Act. Each PPP Loan is evidenced by a promissory note dated May 21, 2020 (each, a “Promissory Note”) issued by the applicable borrower to the Lender. The term of each PPP Loan is two years. The interest rate on each PPP Loan is 1.00%, which is deferred for the first six months of the term of the PPP Loan. The Promissory Note evidencing each PPP Loan is in the Lender’s standard form for loans made by it under the PPP and contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the Promissory Note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the applicable PPP Loan, collection of all other amounts owing from the respective Borrower and filing suit and obtaining judgment against the respective Borrower. Each PPP Loan may be prepaid in whole or in part at any time without penalty.

The proceeds of the PPP Loans have been and are expected to be used for payroll costs but may also be used for other permitted purposes under the CARES Act, including rent or utility costs. Under the terms of the CARES Act, each borrower can apply for forgiveness for all or a portion of the PPP Loan and, as described below, the Company has agreed to apply and for each of its subsidiaries that received PPP Loans to apply for

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

forgiveness. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act, as described above, during the 24-week period after loan origination and the maintenance or achievement of certain employee levels. While the Company believes that the proceeds of the PPP Loans have been or will be used only for qualifying expenses in accordance with the terms of the CARES Act, any forgiveness of a PPP Loan will be subject to approval by the Lender and the U.S. Small Business Administration, which is administering the PPP under the CARES Act, and there can be no assurance that any or all of the PPP Loans will be forgiven in whole or in part.

The Company received the consent (the “Consent”) of Bank of America, N.A., U.S. Bank National Association, and Fifth Third Bank under the Company’s 2018 Credit Agreement in connection with its and its subsidiaries’ receipt of the PPP Loans. The Consent, among other things, contains certain representations, warranties and agreements of the Company, including, without limitation, to use the proceeds of the PPP Loan only for permitted expenses under the CARES Act, to timely apply for forgiveness of the PPP Loans, and to maintain all records required to be submitted in connection with the forgiveness of the PPP Loans. The breach of any such representations, warranties or agreements will constitute a default under the 2018 Credit Agreement, subject to any applicable cure periods or provisions thereof.

14. Related Party Transactions

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of the Company or its subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leases 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, President of Steiner-Atlantic and a former director and officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during January 2020 to run through October 31, 2020. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $148,000 and $146,000 during fiscal 2020 and 2019, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $144,000 during each of fiscal 2020 and 2019.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $252,000 during each of fiscal 2020 and 2019.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. During February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $481,000 and $369,000 during fiscal 2020 and 2019, respectively.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $137,000 and $114,000 during fiscal 2020 and 2019, respectively.

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries, entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $176,000 and $73,000 during fiscal 2020 and 2019, respectively.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts and trade receivables. The Company maintains its cash at large financial institutions. At June 30, 2020, bank deposits exceeded Federal Deposit Insurance Corporation insured limits. The Company believes that concentrations of credit risk with respect to trade receivables are limited due to the Company’s large customer base. Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold. Sales to a federal government agency accounted for approximately 5% and 9% of the Company’s revenues for fiscal 2020 and 2019, respectively. Additionally, no single contract for a federal government facility or other contract accounted for more than 10% of the Company’s revenues for fiscal 2020 or 2019. As of June 30, 2020, the largest account receivable from a single third party entity relating to a single project was $4.8 million. There were no other accounts receivable due from any individual entity which accounted for greater than 10% of the Company’s accounts receivable at June 30, 2020.

16. Commitments and Contingencies

From time to time in the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide assurance to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. At June 30, 2020 there were no outstanding performance and payment bonds. At June 30, 2019, outstanding performance and payment bonds totaled $8.0 million, and there were no estimated costs to complete projects secured by these bonds.

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

17. Retirement Plan

The Company has participatory deferred compensation plans under which it matches half of employee contributions up to 6% of an eligible employee’s yearly compensation on a discretionary basis. Employees are eligible to participate in the plans after one year of service. The Company contributed approximately $491,000 and $453,000 to the plans during fiscal 2020 and fiscal 2019, respectively. The plans are qualified plans under Section 401(k) of the Internal Revenue Code.

18. Shareholders' Equity

On December 11, 2018, the Company’s Board of Directors declared a $.13 per share cash dividend on the Company’s common stock (an aggregate of approximately $1.6 million), which was paid on January 8, 2019 to stockholders of record at the close of business on December 26, 2018. No dividends were declared or paid during the year ended June 30, 2020.

19. Equity Plan

Equity Incentive Plan

During 2015, the Company’s board of directors and stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to awards granted under the Plan. The fair value of awards granted under the Plan is expensed on straight-

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. Non-cash share-based compensation expense under the Plan totaled $2.3 million and $1.7 million for fiscal 2020 and fiscal 2019, respectively.

During fiscal 2020, restricted stock awards, restricted stock units and stock awards of a total of 187,169 shares, 28,110 shares and 13,550 shares, respectively, were granted under the Plan. A portion of the restricted stock awards are scheduled to vest ratably over four years and the remainder is scheduled to vest in 10 to 21 years, subject, in the certain of certain restricted shares, to accelerated vesting upon the achievement of certain specified performance goals. The total grant date fair value, determined by using the stock price on the date of grant, of such restricted stock awards was $4.2 million. A portion of the restricted stock units are scheduled to vest ratably over four years and the remainder is scheduled to vest in 4 to 37 years. The total grant date fair value of such restricted stock units was $689,000. Stock awards relate to shares of the Company’s common stock issued under the Plan which are held by the recipient upon grant without any future risk of forfeiture. The total grant date fair value of such stock awards was $300,000.

During fiscal 2019, restricted stock awards and restricted stock units of a total of 6,845 shares and 27,500 shares, respectively, were granted under the Plan. The restricted stock awards provide for ratable vesting in equal annual installments over four years from the date of grant. The total grant date fair value of such restricted stock awards was $250,000. The restricted stock units are scheduled to vest in 5 to 31 years from the date of grant. The total grant date fair value of such restricted stock units was $997,000. No stock awards were granted under the Plan during fiscal 2019.

During fiscal 2020, 55,803 shares of restricted stock vested and 17,200 shares of common stock with an aggregate fair market value of $457,000 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock. During fiscal 2020, the Company also granted stock awards (not subject to forfeiture) of 13,550 shares of the Company’s common stock. 5,262 of such shares of common stock, which had an aggregate fair market value of $116,000 as of the grant date, were withheld in lieu of cash to satisfy tax withholding obligations in connection with the grant of the stock awards. During fiscal 2019, 54,093 shares of restricted stock vested and 20,248 shares of common stock with an aggregate fair market value of $728,000 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock. As of June 30, 2020, the Company had $16.5 million and $1.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards and restricted stock units, respectively, which is expected to be recognized over the weighted-average period of 17.2 years and 16.7 years, respectively.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of non-vested restricted stock activity as of, and for the fiscal year ended, June 30, 2020:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted stock outstanding at June 30, 2019	855,854	$18.62	27,500	$36.24
Granted	187,169	22.57	28,110	24.51
Vested	(55,803)	18.01	-	-
Forfeited	-	-	-	-
Non-vested restricted stock outstanding at June 30, 2020	987,220	$19.40	55,610	$30.31

Employee Stock Purchase Plan

During 2017, the Company’s board of directors and stockholders approved the Company’s 2017 Employee Stock Purchase Plan, which, subject to the terms of the plan, allows eligible employees with an opportunity to purchase shares of the Company’s common stock at a 5% discount. The employee stock purchase plan provides for six-month offering periods ending on December 31 and June 30 of each year. During fiscal 2020, 2,216 shares of common stock were purchased under the Company’s employee stock purchase plan for which the Company received net proceeds of $50,000. During fiscal 2019, 1,341 shares of common stock were purchased under the Company’s employee stock purchase plan for which the Company received net proceeds of $45,000.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. This evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on its evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2020.

Management has excluded Professional Laundry Systems, LLC, Large Equipment, Inc. (d/b/a Laundry Systems of Tennessee), TN Ozone, Inc. (d/b/a Premier Laundry Solutions and Premier Equipment Rental), and Commercial Laundry Equipment Company, Inc. from its assessment of internal control over financial reporting as of June 30, 2020. Each of these businesses was acquired by the Company during fiscal 2020, and management has not conducted an assessment of the internal control over financial reporting of any of such businesses. Total assets and revenues of each such business were not significant to the Company on a consolidated basis and, in the aggregate, represented 4% and 2%, respectively, of the related consolidated financial statement amounts of the Company as of, or for the fiscal year ended, June 30, 2020.

BDO USA, LLP (“BDO”), the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2020 and its report thereon is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

EVI Industries, Inc.

Miami, Florida

Opinion on Internal Control over Financial Reporting

We have audited EVI Industries, Inc.’s, formerly EnviroStar, Inc. and Subsidiaries (the “Company’s”) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2020, and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2020, and the related notes, and our report dated September 14, 2020 expressed an unqualified opinion thereon.

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

As indicated in the accompanying 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Professional Laundry Systems, LLC (“PLS”); Large Equipment, Inc. (d/b/a Laundry Systems of Tennessee) and TN Ozone, Inc. (d/b/a Premier Laundry Solutions and Premier Equipment Rental) (collectively, (“LST”); and Commercial Laundry Equipment Company, Inc. (“CLE”), which were acquired on August 1, 2019, January 31, 2020, and February 28, 2020, respectively, and which are included in the consolidated balance sheets of the Company as of June 30, 2020, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. PLS, LST and CLE which aggregately constituted 4% of total assets as of June 30, 2020, and 2% and 13% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of PLS, LST and CLE, because of the timing of their acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these subsidiaries.

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

/s/ BDO USA, LLP

Miami Florida

September 14, 2020

Item 9B. Other Information.

On September 11, 2020, the Company’s Board of Directors adopted and approved the Amended and Restated Bylaws of the Company, which includes amendments to the Company’s Bylaws, as previously amended, to include advance notice provisions which stockholders of the Company will be required to comply with in order to nominate directors or bring other business before a meeting of the Company’s stockholders. The advance notice provisions have been added as new Sections 12 and 13 of Article II of the Amended and Restated Bylaws and (i) include requirements as to the timing of providing notice to the Company of the proposed business or director nominee (generally, in the case of the Company’s annual meeting of stockholders, not later than the close of business on the 90th day, nor earlier than the close of business on the 120th day, prior to the anniversary date of the immediately preceding annual meeting of stockholders of the Company) and (ii) set forth the information required to be included in the stockholder’s notice, which includes, without limitation, information about the proposing stockholder and certain other Proponents (as defined in the Amended and Restated Bylaws) as well as the proposal or director nominee. As permitted by Delaware law, the Amended and Restated Bylaws also specifically allow the Company to hold stockholder meetings by means of remote communication (such as a virtual-only meeting or hybrid virtual meeting) if so determined by the Company’s Board of Directors. In addition the Amended and Restated Bylaws reflect ministerial changes, including the deletion of items that were historical in nature and certain updates to conform the Amended and Restated Bylaws to the current provisions of Delaware corporate law. The foregoing description of the Company’s Amended and Restated Bylaws is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Company’s Amended and Restated Bylaws, a copy of which is filed as Exhibit 3(b) to this Report and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2020 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2020 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information, as of June 30, 2020, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$-	276,467
Equity compensation plans not approved by security holders	0	$-	0

Total	0	$-	276,467

Other Information

The remaining information required by Item 12 of Form 10-K will be provided by incorporating such information by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2020 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2020 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2020 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1) Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2020 and 2019

Consolidated Statements of Operations for the years ended June 30, 2020 and 2019

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended June 30, 2020 and 2019

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

3(b)	Amended and Restated By-Laws of the Company

4(a)	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 20, 2016)

4(b)

Stockholders Agreement, dated as of October 10, 2016, among the Company, Symmetric Capital LLC, Symmetric Capital II LLC, Henry M. Nahmad, Western State Design, LLC, Dennis Mack and Tom Marks (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 14, 2016)

______________________________

4(c)

Stockholders Agreement, dated as of June 19, 2017, by and among the Company, Symmetric Capital LLC, Symmetric Capital II LLC, Henry M. Nahmad, William Mann, Jim Hohnstein and Timm Mullen (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2017)

4(d)

Stockholders Agreement, dated as of October 31, 2017, by and among the Company, Symmetric Capital LLC, Symmetric Capital II LLC, Henry M. Nahmad and Vernon Matthew Stephenson (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017)

4(e)

Stockholders Agreement, dated as of February 9, 2018, by and among the Company, Zuf Acquisitions I LLC, d/b/a/ AAdvantage Laundry Systems, Zuf Management LLC, Michael Zuffinetti, Ryan C. Smith, Sky-Rent LP, Sky-Rent Management LLC, and Teri Zuffinetti (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018)

4(f)

Description of the Company’s Securities (Incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the SEC on September 13, 2019)

10(a)

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

10(b)(1)*	EVI Industries, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 14, 2015)

10(b)(2)*

Form of Notice of Grant and Restricted Stock Agreement under EVI Industries, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10(e)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017)

10(b)(3)*

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

* Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVI Industries, Inc.

Dated: September 14, 2020
By:	/s/ Henry M. Nahmad
Henry M. Nahmad
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Henry M. Nahmad	Chairman, Chief Executive Officer	September 14, 2020
Henry M. Nahmad	(Principal Executive Officer) and President

/s/ Dennis Mack	Executive Vice President	September 14, 2020
Dennis Mack	and Director

/s/ Robert H. Lazar	Chief Financial Officer	September 14, 2020
Robert H. Lazar	(Principal Financial and Accounting Officer)

/s/ David Blyer	Director	September 14, 2020
David Blyer

/s/ Alan M. Grunspan	Director	September 14, 2020
Alan M. Grunspan

/s/ Timothy P. LaMacchia	Director	September 14, 2020
Timothy P. LaMacchia

/s/ Hal M. Lucas	Director	September 14, 2020
Hal M. Lucas

/s/ Glen Kruger	Director	September 14, 2020
Glen Kruger