Form 10-K/A
period 2020-06-30
EVI INDUSTRIES, INC.
filed 2020-10-28
CIK 65312

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

The number of outstanding shares of the registrant’s common stock as of October 20, 2020 was 11,934,514.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

EVI Industries, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Fiscal 2020 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2020, solely to provide the remaining information required by Items 10-14 of Part III of Form 10-K. Except as it relates to the provision of such information, this Amendment does not reflect subsequent events occurring after the original filing date of the Fiscal 2020 Form 10-K or modify or update in any way disclosures made in the Fiscal 2020 Form 10-K.

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

-i-

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the names and ages of the Company’s executive officers and directors, and their respective positions with the Company.

Name	Age	Position
Henry M. Nahmad	41	Chairman, Chief Executive Officer and President
Dennis Mack	76	Executive Vice President, Corporate Strategy and Director
Tom Marks	61	Executive Vice President, Business Development
Robert H. Lazar	56	Chief Financial Officer and Chief Accounting Officer
David Blyer	60	Director
Alan M. Grunspan	69	Director
Glen Kruger	45	Director
Timothy P. LaMacchia	58	Director
Hal M. Lucas	41	Director

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

Glen Kruger has served as a director of the Company since December 2019. Since February 2017, Mr. Kruger has served a Director, Investment Banking at GCA Advisors, LLC, a global investment bank that provides strategic merger and acquisition, capital markets and private funds advisory services to growth companies and market leaders. From February 2012 until he joined GCA Advisors in February 2017, Mr. Kruger was a Director, Investment Banking at KeyBanc Capital Markets. He received a BSc in Mechanical Engineering from the University of Natal (South Africa) and an MBA from Babson College. The Board believes that Mr. Kruger is a valuable contributor to the Board based on, among other things, his experience and expertise with respect to the capital markets and merger and acquisition transactions.

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

Hal M. Lucas has served as a director of the Company since 2015. Mr. Lucas is an attorney in private practice. He is a founding partner of the law firm of Lucas Savitz P.L. (and its predecessor), where Mr. Lucas has practiced since 2011. Prior to that time, Mr. Lucas was an attorney at the law firm of Astigarraga Davis Mullins & Grossman, P.A. from 2008 to 2011 and at the law firm of Bilzin Sumberg Baena Price & Axelrod LLP from 2004 to 2008. Mr. Lucas also served as Of Counsel to Astigarraga Davis Mullins & Grossman, P.A. from 2011 to 2013. Since 2019, Mr. Lucas has also served as a director and President of South Tip Holdings, LLC (“South Tip”), a Miami, Florida-based hemp and CBD producer. Mr. Lucas obtained his Juris Doctor degree from The University of Texas School of Law and a Bachelor’s degree in economics and international relations from The Johns Hopkins University. The Board believes that Mr. Lucas’ experience in legal and business matters gained from his career as a practicing attorney and his service as President and a director of South Tip benefits the Company and makes him a valuable asset to the Board.

Additional Information Regarding Directors and Executive Officers

Under the Company’s Bylaws, each director serves for a term expiring at the Company’s next annual meeting of stockholders. Executive officers serve until they resign or are replaced or removed by the Board of Directors.

There is no family relationship between any director and executive officer. Except for the voting obligations under the stockholders agreement described under “Certain Relationships and Related Transactions - Controlling Stockholder; Stockholders Agreement” below, no director or executive officer has any arrangement or understanding between him and any other person(s) pursuant to which he is to be selected as a director or officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of the Company’s Common Stock and other equity securities, if any, with the SEC and the NYSE American. The Company’s directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the fiscal year ended June 30, 2020 (“fiscal 2020” or “fiscal year 2020”).

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. The Code of Business Conduct and Ethics is supplemented by a Senior Financial Officer Code of Ethics that applies to the Company’s Chief Executive Officer and any other senior financial officers. The Code of Business Conduct and Ethics and the Senior Financial Officer Code of Ethics are posted in the “Investors – Corporate Governance – Governance Documents” section of the Company’s website at www.evi-ind.com. Any amendments to, or waivers of, the Code of Business Conduct and Ethics or Senior Financial Officer Code of Ethics (in each case, to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) will be posted on the Company’s website or made available by other appropriate means as required or permitted under applicable rules and regulations of the SEC and the NYSE American.

Audit Committee

The Company’s Board of Directors has a standing Audit Committee. The Audit Committee consists of Timothy P. LaMacchia, Chairman, Alan M. Grunspan and Glen Kruger. The Board determined that each member of the Audit Committee is “financially literate” and “independent” within the meaning of rules of the NYSE American (including, with respect to their independence, the additional independence requirements applicable to audit committee members thereunder) and applicable SEC rules and regulations. The Board also determined that Mr. LaMacchia is qualified as an “audit committee financial expert,” as defined under Item 407 of Regulation S-K promulgated by the SEC.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information concerning compensation which, for the fiscal years ended June 30, 2020 and 2019, the Company paid to, or accrued on behalf of, Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, and Dennis Mack and Tom Marks, the Company’s next two highest paid executive officers during the fiscal year ended June 30, 2020. Messrs. Nahmad, Mack and Marks are sometimes hereinafter referred to individually as a “Named Executive Officer” and collectively as the “Named Executive Officers.”.

Name and Principal Positions(1)	Fiscal Year	Salary(2)	Bonus(3)	Stock Awards(4)	Option Awards	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation	Total
Henry M. Nahmad Chairman, Chief Executive Officer and President	2020 2019	$550,000 $550,000	$500,000 -	$4,000,000 -	- -	- -	- -	- -	$5,050,000 $550,000
Dennis Mack Executive Vice President, Corporate Strategy	2020 2019	$300,000 $300,000	- $150,000	- -	- -	- -	- -	$8,400 $8,250	$308,400 $458,250
Tom Marks Executive Vice President, Business Development	2020 2019	$300,000 $300,000	- $150,000	- -	- -	- -	- -	$8,400 $8,250	$308,400 $458,250

(1)	The Company does not have an employment agreement with any of the Named Executive Officers. The compensation of the Named Executive Officers is determined by the Compensation Committee of the Board of Directors. Each Named Executive Officer receives an annual base salary and may receive bonuses, in cash and/or equity awards, pursuant to bonus plans which may established from time to time by the Compensation Committee or otherwise at the discretion of the Compensation Committee. Equity awards, if any, are granted under the Company’s 2015 Equity Incentive Plan (the “Equity Incentive Plan”). The Named Executive Officers are also provided certain benefits, including health and welfare benefits and the right to participate in the Company’s participatory Section 401(k) Profit Sharing Plan described below, on the same basis as the Company’s other employees.

(2)	Represents the annual base salary paid to the Named Executive Officer during the applicable fiscal year. Each Named Executive Officer's annual base salary is subject to adjustment from time to time at the discretion of the Compensation Committee.

(3)	Represents discretionary bonuses paid upon the approval of the Compensation Committee, in each cash, based upon a subjective evaluation of the performance of the Company and the applicable Named Executive Officer. As described in further detail under “Chief Executive Officer Fiscal 2020 Bonus and Restricted Stock Grant” below, Mr. Nahmad’s fiscal year 2020 bonus consisted of a $200,000 cash bonus and a stock award of $300,000 of shares of the Company’s Common Stock. With respect to the bonuses paid to Mr. Mack and Mr. Marks for fiscal year 2019, the Compensation Committee considered the recommendation of the Company’s Chief Executive Officer and the positive performance of the Company and its operating subsidiaries, including Western State Design (of which Mr. Mack is the President and Mr. Marks is Executive Vice President), and the Company’s financial condition.

(4)	Represents the aggregate grant date fair value of restricted stock awards of 180,669 shares of the Company’s Common Stock granted to Mr. Nahmad during February 2020 under the Company’s Equity Incentive Plan and a related restricted stock award agreement upon the approval of the Compensation Committee. Assumptions used in the calculation of the grant date fair value of the restricted stock awards are included in Note 19 to the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC on September 14, 2020. Additional information regarding these restricted stock awards, including the vesting schedule applicable thereto, is set forth under “Chief Executive Officer Fiscal 2020 Bonus and Restricted Stock Grant” and “Outstanding Equity Awards at June 30, 2020” below. Due to the fact that, subject to potential vesting acceleration as described below, 75% of the total number of shares subject to the restricted stock awards are not scheduled to vest until November 2040 and all such shares, including the shares not scheduled to vest until November 2040, are subject to the risk of forfeiture until vesting, the present value of the restricted stock awards is significantly less than the grant date fair value presented in the table.

Chief Executive Officer Fiscal 2020 Bonus and Restricted Stock Grant

On February 24, 2020, the Company, upon the approval of the Compensation Committee, granted to Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, a $500,000 bonus, $200,000 of which was paid in cash and $300,000 of which was paid in the form of a stock award of 13,550 immediately vested shares of the Company’s Common Stock. Mr. Nahmad surrendered 5,262 of the these shares to the Company in order to satisfy the Company’s tax withholding obligation relating to the grant thereof. In addition to the cash and stock bonus, the Company, upon the approval of the Compensation Committee, also granted to Mr. Nahmad on February 24, 2020 a restricted stock award of 180,669 shares of the Company’s Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, a total of 25% of the restricted shares are scheduled to vest ratably, in equal annual installments, from February 2021 through February 2024, with the remaining 75% of the restricted shares (the “Balance Shares”) scheduled to vest on November 5, 2040 (the “Cliff Vest Date”), which is the date on which Mr. Nahmad will reach the age of 62, subject to accelerated vesting with respect to 50% of the Balance Shares if the Company’s total consolidated revenues for four consecutive fiscal quarters, in the aggregate, equals or exceeds a certain specified amount (which would represent an approximately 50% increase in total revenues compared to the Company’s consolidated revenues for the fiscal year ended June 30, 2020). See also “Compensation Plans and Arrangements” below for information regarding the accelerated vesting of the restricted stock awards in the event of Mr. Nahmad’s death or Disability (as defined in his restricted stock award agreements) and the potential accelerated vesting in connection with any Change in Control of the Company (as defined in the Company’s Equity Incentive Plan).

In approving the bonus and restricted stock award grant to Mr. Nahmad, the Compensation Committee considered, among other things, the Company’s growth, including the success of the Corporation’s growth strategy and Mr. Nahmad’s role and performance with respect thereto, and the Corporation’s financial results and condition. In addition, with respect to the bonus, the Compensation Committee reviewed and considered the report of Pearl Meyer & Partners, LLC, a third party executive compensation consulting firm engaged by the Compensation Committee to assist the Compensation Committee with respect to its review and determination of the compensation of Mr. Nahmad, as the Company’s Chief Executive Officer. Further, in connection with the restricted stock award grant, the Compensation Committee considered the fact that Mr. Nahmad did not receive any equity-based compensation during the fiscal years ended June 30, 2018 or 2019.

Outstanding Equity Awards at June 30, 2020

The following table sets forth certain information regarding restricted stock awards of the Company’s Common Stock held by Henry M. Nahmad. Other than as set forth below, none of the Named Executive Officers held any restricted stock awards or other equity-based awards, including stock options, of the Company at June 30, 2020.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Henry M. Nahmad	336,994(1)	$7,316,140	-	-
	336,994(2)	$7,316,140	-	-
	180,669(3)	$3,922,324	-	-

(1)	Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, including as described below under “Compensation Plans and Arrangements,” 311,071 of these restricted shares are scheduled to vest on November 5, 2040, the date on which Mr. Nahmad will reach the age of 62, and the balance of these restricted shares is scheduled to vest in November 2020.

(2)	Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, including as described below under “Compensation Plans and Arrangements,” 311,071 of these restricted shares are scheduled to vest on November 5, 2040, the date on which Mr. Nahmad will reach the age of 62, and the balance of these restricted shares is scheduled to vest in June 2021.

(3)	Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, including as described under “Chief Executive Officer Fiscal 2020 Bonus and Restricted Stock Grant” above and “Compensation Plans and Arrangements” below, 75% of these restricted shares are scheduled to vest on November 5, 2040, the date on which Mr. Nahmad will reach the age of 62, and the balance of these restricted shares is scheduled to vest in four equal annual installments during February 2021, 2022, 2023 and 2024.

Compensation Plans and Arrangements

As described above, no Named Executive Officer is a party to an employment agreement with the Company. In addition, the Company has no plans or arrangements with any Named Executive Officer which provide for the payment of retirement benefits, or benefits that would be paid primarily following retirement, other than the Company’s participatory Section 401(k) Profit Sharing Plan, a deferred compensation plan under which the Company matches 50% of employee contributions up to 6% of an eligible employee’s yearly compensation on a discretionary basis. Such compensation is tax deferred under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Further, the Company has no contracts, agreements, plans or arrangements that provide for the payment in the future to any Named Executive Officer following or in connection with his resignation, termination of employment, or a change in control of the Company. However, outstanding restricted stock awards of the Company’s Common Stock, including those granted to Mr. Nahmad, will accelerate and immediately vest, to the extent not previously vested or forfeited, in the event of the award holder’s death or Disability (as defined in the restricted stock award agreements). In addition, pursuant to the Company’s Equity Incentive Plan, such restricted stock awards may, in the discretion of the Compensation Committee, accelerate and immediately vest, to the extent not previously vested or forfeited, upon a Change in Control of the Company (as defined in the Company’s Equity Incentive Plan). In the event that vesting is accelerated, any unrecognized stock-based compensation expense would be immediately recognized. Had the restricted stock awards held by Mr. Nahmad as of June 30, 2020 vested upon his death or Disability or upon a Change in Control of the Company, in each case, occurring on June 30, 2020, the value of the accelerated vesting of the restricted shares would have been $18,554,603 (based on the closing price of the Company’s Common Stock on the NYSE American on June 30, 2020) and the Company would have recognized $13,579,214 of stock-based compensation.

Director Compensation

The Compensation Committee, with the input and assistance of the Company’s Chief Executive Officer, recommends director compensation to the full Board of Directors. The Board of Directors approves director compensation based on factors it considers to be appropriate, market conditions and trends, and the recommendation of the Compensation Committee.

The compensation program for the Company’s non-employee directors is intended to assist the Company in attracting and retaining qualified directors, reward non-employee directors for their service on the Board and its committees through both equity awards and cash fees, and align the interests of the non-employee directors with those of stockholders. Pursuant to the program, each non-employee director currently receives annually a grant of $50,000 of restricted stock units (based on the closing price of the Company’s Common Stock on the date of grant), which generally vest in four equal annual installments beginning on the first anniversary of the grant date. The restricted stock units are granted under, and subject to, the Company’s Equity Incentive Plan and related restricted stock unit agreements. In addition, the Company’s compensation program for its non-employee directors also includes a cash component, pursuant to which (i) each non-employee director currently receives an annual cash fee of $5,000, (ii) the Chairman of the Audit Committee currently receives an additional annual cash fee of $10,000, (iii) each other member of the Audit Committee currently receives an additional annual cash fee of $2,500, (iv) the Chairman of the Compensation Committee currently receives an additional annual cash fee of $5,000, and (v) each other member of the Compensation Committee currently receives an additional annual cash fee of $3,500.

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

Director Compensation Table – Fiscal 2020

The following table sets forth certain information regarding the compensation paid to each individual who served as a non-employee director of the Company during fiscal 2020 in consideration for his service on the Board and its committees during the year.

Name	Fees Earned or Paid in Cash	Stock Awards(3)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
David Blyer	$8,500	$50,000	-	-	-	-	$58,500
Alan M. Grunspan	$7,500	$50,000	-	-	-	-	$57,500
Glen Kruger(1)	$3,750	$50,000	-	-	-	-	$53,750
Timothy P. LaMacchia	$15,000	$50,000	-	-	-	-	$65,000
Hal M. Lucas	$10,000	$50,000	-	-	-	-	$60,000
Todd Oretsky(2)	$3,750	-	-	-	-	-	$3,750

(1)	Mr. Kruger became a director of the Company upon his election to the Company’s Board of Directors at the Company’s 2019 Annual Meeting of Stockholders held on December 16, 2019.
(2)	Mr. Oretsky’s service as a director of the Company expired at the Company’s 2019 Annual Meeting of Stockholders held on December 16, 2019.
(3)	Represents the grant date fair value of the restricted stock units granted to each of Messrs. Blyer, Grunspan, Kruger, LaMacchia and Lucas during December 2019. The restricted stock units granted to each such non-employee director cover a total of 1,922 shares and are scheduled to vest in equal annual installments on the first, second, third and fourth anniversary of the grant date. Assumptions used in the calculation of the grant date fair value of these restricted stock units are included in in Note 19 to the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC on September 14, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates, as of October 20, 2020, information about the beneficial ownership of the Company’s Common Stock by (i) each director of the Company, (ii) each Named Executive Officer of the Company, (iii) all directors and executive officers of the Company as of October 20, 2020 as a group and (iv) each person who the Company knows beneficially owns more than 5% of the Company’s Common Stock outstanding, plus shares deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act. All such shares were owned directly with sole voting and investment power unless otherwise indicated. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of the Company’s Common Stock which he or she has or shares, directly or indirectly, voting or investment power, or which he or she has the right to acquire beneficial ownership of at any time within 60 days after October 20, 2020. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, shares. Except as otherwise indicated, the address of each beneficial owner named in the table below is c/o EVI Industries, Inc., 4500 Biscayne Blvd., Suite 340, Miami, Florida 33137.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Symmetric Capital LLC	4,883,184	(1)	37.8%

Symmetric Capital II LLC	1,290,323		10.0%
Henry M. Nahmad	7,055,230	(1)(2)(3)	54.6%
Western State Design LLC	2,044,990	(4)	15.8%
2331 Tripaldi Way Hayward, CA 94545
Dennis Mack	2,044,990	(4)(5)	15.8%
2331 Tripaldi Way Hayward, CA 94545
Tom Marks 2331 Tripaldi Way Hayward, CA 94545	2,044,990	(4)(5)	15.8%

David Blyer	3,709	(6)	*
Alan M. Grunspan	6,209	(6)	*
Glen Kruger	481	(6)	*
Timothy P. LaMacchia	3,396	(6)	*
Hal M. Lucas	3,709	(6)	*
Conestoga Capital Advisors, LLC(7) 550 E. Swedesford Rd. Ste 120 Wayne, PA 19087	874,246		6.8%

All directors and executive officers as of October 20, 2020 as a group (9 persons)	7,097,322	(8)	54.9%

* Less than one percent of class.

(1)	Includes a total of 2,044,990 shares owned by WSD, Mr. Mack and Mr. Marks as to which Symmetric Capital and Mr. Nahmad, as the Manager of Symmetric Capital, have voting power pursuant to the Symmetric Capital – WSD Stockholders Agreement described below. See “Certain Relationships and Related Transactions - Controlling Stockholder; Stockholders Agreement” below for additional information regarding the Symmetric Capital – WSD Stockholders Agreement.

(2)	Includes the 4,883,184 shares beneficially owned by Symmetric Capital and 1,290,323 shares beneficially owned by Symmetric Capital II, all of which Mr. Nahmad may be deemed to have voting and investment power over as a result of his position as Manager of such entities.

(3)	Includes 854,657 shares subject to restricted stock awards granted to Mr. Nahmad which have not yet vested but as to which Mr. Nahmad has voting power. Mr. Nahmad does not have investment power over any such restricted shares.

(4)	All of the shares owned by WSD, Mr. Mack and Mr. Marks are subject to the Symmetric Capital – WSD Stockholders Agreement pursuant to which Symmetric Capital and Mr. Nahmad, as the Manager of Symmetric Capital, have voting power over such shares. See “Certain Relationships and Related Transactions - Controlling Stockholder; Stockholders Agreement” below for additional information regarding the Symmetric Capital – WSD Stockholders Agreement.

(5)	Represents the shares owned by WSD, over which Mr. Mack and Mr. Marks, as the sole members of WSD, may be deemed to have shared investment power.

(6)	Includes, for each of Mr. Blyer, Grunspan, Kruger, LaMacchia and Lucas, 481 shares which are covered by restricted stock units grated to such director that are scheduled to vest within 60 days after October 20, 2020. Also includes, for each of Mr. Blyer, Mr. Grunspan, and Mr. Lucas, 1,492 shares, and for Mr. LaMacchia, 1,799 shares, in each case, subject to restricted stock awards previously granted to such director which have not yet vested but as to which such director has voting power. No director has investment power over any such restricted shares. 807 of such restricted shares for each of Mr. Blyer, Mr. Grunspan, and Mr. Lucas, and 728 of such restricted shares for Mr. LaMacchia are scheduled to vest within 60 days after October 20, 2020

(7)	The address and share ownership information is based on the Schedule 13G/A filed by Conestoga Capital Advisors with the SEC on January 17, 2020. Conestoga Capital Advisors disclosed in such Schedule 13G/A that it has sole voting power over 804,761 of such shares and sole dispositive power over all 874,246 of such shares.

(8)	Includes, in addition to the shares subject to restricted stock awards described above, 24,588 shares subject to restricted stock awards granted to Robert H. Lazar, the Company’s Chief Financial Officer and Chief Accounting Officer, which have not yet vested but as to which Mr. Lazar has voting power. Mr. Lazar does not have investment power over any such restricted shares.

Equity Compensation Plan Information

Information required by Item 12 of Form 10-K with respect to the Company equity compensation plans is set forth under Item 12 of Part III of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC on September 14, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Controlling Stockholder; Stockholders Agreement

Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, directly holds 881,723 shares of the Company’s Common Stock, including 854,657 shares subject to restricted stock awards which Mr. Nahmad has the power to vote. In addition, as the Manager of Symmetric Capital LLC (“Symmetric Capital”) and Symmetric Capital II LLC (“Symmetric Capital II”), Mr. Nahmad may be deemed to have beneficial ownership of all of the shares of the Company’s Common Stock beneficially owned directly or indirectly by Symmetric Capital and Symmetric Capital II. Symmetric Capital and Symmetric Capital II directly own 2,838,194 shares and 1,290,323 shares, respectively, of the Company’s Common Stock. In addition, as a result of the Symmetric Capital – WSD Stockholders Agreement Stockholders Agreement described below, Symmetric Capital and Mr. Nahmad, as its Manager, have voting power over, and therefore may be deemed to beneficially own, the 2,044,990 shares of the Company’s Common Stock owned by WSD, Dennis Mack and Tom Marks. In total, Mr. Nahmad may be deemed to beneficially own a total of 7,055,230 shares of the Company’s Common Stock, which represents approximately 54.6% of the issued and outstanding shares of the Company’s Common Stock as of October 20, 2020. Accordingly, Mr. Nahmad has the voting power to control the election of the Company’s directors and any other matter requiring the affirmative vote or consent of a majority of the outstanding shares of the Company’s Common Stock.

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

Related Person Transactions

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of the Company or its subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner-Atlantic”), leases 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, former President of Steiner-Atlantic and a former director and officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during January 2020 to run through October 31, 2020. Monthly base rental payments under the lease are $12,000. In addition to base rent, Steiner-Atlantic is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under the lease totaled approximately $148,000 and $146,000 during fiscal 2020 and fiscal 2019, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $144,000 during each of fiscal 2020 and fiscal 2019.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $252,000 during each of fiscal 2020 and fiscal 2019.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. During February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $481,000 and $369,000 during fiscal 2020 and fiscal 2019, respectively.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $137,000 and $114,000 during fiscal 2020 and fiscal 2019, respectively.

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $176,000 and $73,000 during fiscal 2020 and fiscal 2019, respectively.

Director Independence

The Company’s Board of Directors has determined that David Blyer, Alan Grunspan, Glen Kruger, Timothy P. LaMacchia and Hal M. Lucas, who together comprise a majority of the Board of Directors, are independent. For purposes of making its independence determinations, the Board of Directors used the definition of independence set forth in the rules of the NYSE American.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to the Company by BDO USA, LLP (“BDO”), the Company’s independent registered public accounting firm for the fiscal years ended June 30, 2020 and 2019.

	For the fiscal year ended June 30,
	2020	2019
Audit Fees	$520,000	$596,000
Audit-Related Fees	—	—
Tax Fees	188,800	62,000
All Other Fees	—	—
Total Fees	$708,800	$658,000

Audit Fees. Audit fees were for the audits of the Company’s annual consolidated financial statements for fiscal 2020 and fiscal 2019 included in the Company’s Annual Reports on Form 10-K for those fiscal years, and reviews of the Company’s quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q during such fiscal years. The audit fees for each fiscal year also include fees related to the auditor attestation of management’s report on internal control over financial reporting included in the Company’s Annual Report on Form 10-K for such fiscal year.

Tax Fees.  Tax fees were for services related to tax return preparation and tax advice.

All Other Fees.  No fees other than audit fees and tax fees were paid by the Company to BDO for fiscal 2020 or fiscal 2019.

In connection with the standards for independence of a company’s independent registered public accounting firm, the Audit Committee considered whether the provision of non-audit services by BDO was compatible with maintaining the independence of such firm in the conduct of its auditing functions.

It is the policy of the Audit Committee that all audit, audit-related, tax and other permissible non-audit services provided by the Company’s independent registered public accounting firm be pre-approved by the Audit Committee. It is expected that pre-approval will be for periods up to one year and be set forth in an engagement letter approved by the Audit Committee that applies to the particular services or category of services to be provided and subject to a specific budget. The policy also requires additional approval of any engagements that were previously approved but are anticipated to exceed the pre-approved fee budget level. The policy permits the Chairman of the Audit Committee to pre-approve services by the Company’s independent registered public accounting firm where the Company deems it necessary or advisable that such services commence prior to the next regularly scheduled meeting of the Audit Committee, provided that the Chairman of the Audit Committee is required to report to the full Audit Committee on any pre-approval determinations made in this manner at the next Audit Committee meeting. All of the services performed by the Company’s independent registered public accounting firm during fiscal 2020 and fiscal 2019 were pre-approved by the Audit Committee.

The Audit Committee has selected BDO to act as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2021. However, the Audit Committee has the right to select different auditors if it deems a change to be in the Company’s best interests.

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

Dated: October 28, 2020
	By:	/s/ Henry M. Nahmad
Henry M. Nahmad
Chairman, Chief Executive Officer and President