Form 10-Q
period 2020-09-30
EVI INDUSTRIES, INC.
filed 2020-11-09
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 11,934,514 shares outstanding as of November 2, 2020.

Index

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the three months ended September 30,
	2020	2019
Revenues	$57,878	$55,681
Cost of sales	44,545	41,847
Gross profit	13,333	13,834
Selling, general and administrative expenses	12,437	12,553
Operating income	896	1,281
Interest expense, net	169	422
Income before provision for income taxes	727	859
Provision for income taxes	209	279

Net income	$518	$580

Net earnings per share – basic	$0.04	$0.05

Net earnings per share – diluted	$0.04	$0.04

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	September 30, 2020 (Unaudited)	June 30, 2020
Current assets
Cash	$5,111	$9,789
Accounts receivable, net of allowance for doubtful accounts	22,433	23,042
Inventories, net	24,694	24,063
Vendor deposits	227	1,276
Contract assets	8,654	3,443
Other current assets	4,386	3,041
Total current assets	65,505	64,654

Equipment and improvements, net	8,952	7,992
Operating lease assets	6,977	5,311
Intangible assets, net	21,321	21,754
Goodwill	56,641	56,678
Other assets	4,641	4,329

Total assets	$164,037	$160,718

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
	September 30, 2020 (Unaudited)	June 30, 2020
Current liabilities
Accounts payable and accrued expenses	$27,521	$24,292
Accrued employee expenses	4,556	4,764
Customer deposits	11,358	8,511
Contract liabilities	3,399	558
Current portion of long-term debt	383	2,680
Current portion of operating lease liabilities	1,882	1,672
Total current liabilities	49,099	42,477

Deferred tax liabilities, net	968	1,728
Long-term operating lease liabilities	5,707	3,657
Long-term debt, net	19,341	25,030

Total liabilities	75,115	72,892

Commitments and contingencies (Note 10)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares – 20,000,000; 12,029,910 shares issued at September 30, 2020 and June 30, 2020, including shares held in treasury	301	301
Additional paid-in capital	79,705	79,127
Retained earnings	10,928	10,410
Treasury stock, 95,396 shares at September 30, 2020 and June 30, 2020, at cost	(2,012)	(2,012)
Total shareholders’ equity	88,922	87,826
Total liabilities and shareholders’ equity	$164,037	$160,718

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Three months ended September 30, 2020
	Common Stock		Additional Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2020	12,029,910	$301	$79,127	95,396	$(2,012)	$10,410	$87,826

Stock compensation	—	—	578	—	—	—	578

Net income	—	—	—	—	—	518	518
Balance at September 30, 2020	12,029,910	$301	$79,705	95,396	$(2,012)	$10,928	$88,922

	Three months ended September 30, 2019
	Common Stock		Additional Paid-in	Treasury Stock		Retained	Common Stock Related to Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at June 30, 2019	11,825,615	$296	$73,010	72,934	$(1,439)	$9,635	$(4,240)	$77,262

Issuance of shares in connection with acquisitions	37,050	1	1,293	—	—	—	4,240	5,534

Stock compensation	—	—	453	—	—	—	—	453

Net income	—	—	—	—	—	580	—	580
Balance at September 30, 2019	11,862,665	$297	$74,756	72,934	$(1,439)	$10,215	$—	$83,829

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the three months ended
	September 30, 2020	September 30, 2019
Operating activities:
Net income	$518	$580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	985	811
Amortization of debt discount	14	14
Provision for bad debt expense	96	52
Non-cash lease expense	29	19
Share-based compensation	578	453
Inventory reserve	(26)	53
Provision for deferred income taxes	(760)	17
Other	60	—
(Increase) decrease in operating assets:
Accounts receivable	530	4,804
Inventories	(585)	(1,892)
Vendor deposits	1,049	(283)
Contract assets	(5,211)	2,156
Other assets	(1,667)	(538)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	3,229	(4,301)
Accrued employee expenses	(208)	(1,069)
Customer deposits	2,847	1,415
Contract liabilities	2,841	(458)
Net cash provided by operating activities	4,319	1,833
Investing activities:
Capital expenditures	(997)	(1,286)
Cash paid for acquisitions, net of cash acquired	—	(324)
Net cash used by investing activities	(997)	(1,610)
Financing activities:
Proceeds from borrowings	12,000	2,000
Debt repayments	(20,000)	(2,000)
Net cash used by financing activities	(8,000)	—
Net (decrease) increase in cash	(4,678)	223
Cash at beginning of period	9,789	5,038
Cash at end of period	$5,111	$5,261

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the three months ended
	September 30, 2020	September 30, 2019
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$137	$457
Cash paid during the period for income taxes	$453	$179

Supplemental disclosure of non-cash financing activities:
Common stock issued for acquisitions	$—	$1,294

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EVI Industries, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position, shareholders’ equity and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. This is particularly true in light of the COVID-19 pandemic and its effects and potential future effects (which are highly uncertain) on economic and market conditions and on the Company and its business, results and financial condition, as described below and elsewhere herein. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The June 30, 2020 balance sheet information contained herein was derived from the Company’s audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. The adverse impact of the COVID-19 pandemic is expected to continue in the near-term and possibly longer, including, without limitation, if the pandemic increases in size and scope, its duration is prolonged, or, among other matters related thereto, additional governmental actions, including, without limitation, business restrictions, are imposed. In response to the economic and business disruption, the Company has taken actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state or local authorities or otherwise determined to be advisable by management.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

As a precautionary measure in order to increase its cash position and preserve financial flexibility in light of the uncertainties resulting from the COVID-19 pandemic, during May 2020, the Company and certain of its subsidiaries received loans (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the aggregate principal amount of approximately $6.9 million. See Note 5 below for additional information regarding the PPP Loans as well as information regarding the Company’s credit facility. See also Note 12 below for information regarding the additional approximately $915,000 loan under the PPP assumed by the Company, indirectly through its wholly-owned subsidiary, in connection with its acquisition of Yankee Equipment Systems during November 2020.

As of the date of this Quarterly Report on Form 10-Q, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may negatively impact, the Company’s business and results, including sales and gross margin, in the future include, but are not limited to: potential limitations on the ability of suppliers to manufacture, or the Company’s ability to procure from manufacturers, the products the Company sells, or to meet delivery requirements and commitments; potential limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that may restrict the Company’s operations or the operations of its customers, or require that the employees be quarantined; potential limitations on the ability of carriers to deliver products to the Company’s facilities and customers; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all.

The situation surrounding the COVID-19 pandemic remains fluid and highly uncertain. The Company is unable to determine or predict the nature, duration, or scope of the overall impact that the COVID-19 pandemic will have on the Company’s business, results of operations, liquidity, or financial condition, as such impact will depend in large part on future developments, including the severity and duration of the pandemic and government and other actions taken in response thereto, all of which are highly uncertain. Further, even after the COVID-19 pandemic subsides, the Company may continue to experience adverse impacts to its business as a result of, among other things, any adverse impact that has occurred or may occur in the future in the economy or markets generally, and changes in customer or supplier behavior.

Note (2) – Summary of Significant Accounting Policies: There have been no changes to the Company’s significant accounting policies from those described in Note 1 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Note (3) – Recently Issued Accounting Guidance: In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which will change the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other specified instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard will also require enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The guidance must be applied using a cumulative-effect transition method. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years (the fiscal year ending June 30, 2022 for the Company), with early adoption permitted. The Company is currently evaluating the impact that adopting this guidance may have on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new guidance provides (i) temporary optional guidance to ease the potential burden in accounting for reference rate reform and (ii) optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. The provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed. The Company is currently evaluating the potential adoption of this guidance and the impact, if any, that it may have on the Company’s consolidated financial statements.

Other than as described above, management does not believe that accounting standards and updates which have been issued but are not yet effective will have a material impact on the Company’s consolidated financial statements upon adoption.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Note (4) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the three months ended September 30, 2020 and 2019 are computed as follows (in thousands, except per share data):

	For the three months ended September 30,
	2020 (Unaudited)	2019 (Unaudited)

Net income	$518	$580
Less: distributed and undistributed income allocated to unvested restricted common stock	42	40
Net income allocated to EVI Industries, Inc. shareholders	$476	$540
Weighted average shares outstanding used in basic earnings per share	11,935	11,777
Dilutive common share equivalents	344	439
Weighted average shares outstanding used in diluted earnings per share	12,279	12,216
Basic earnings per share	$0.04	$0.05
Diluted earnings per share	$0.04	$0.04

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

At September 30, 2020 and 2019, other than 1,042,830 shares and 883,354 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (5) - Debt: Long-term debt as of September 30, 2020 and June 30, 2020 are as follows (in thousands):

	September 30, 2020	June 30, 2020
Revolving Line of Credit	$13,000	$21,000
PPP Loans	6,892	6,892
Less: unamortized discount and deferred financing costs	(168)	(182)
Total debt, net	19,724	27,710
Less: current maturities of long-term debt	(383)	(2,680)
Total long-term debt	$19,341	$25,030

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

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of September 30, 2020, the Company was in compliance with its covenants under the 2018 Credit Agreement and $19.5 million was available to borrow under the revolving credit facility.

The obligations of the Company under the 2018 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

On May 21, 2020, the Company and certain of its subsidiaries received PPP Loans totaling approximately $6.9 million in principal amount from Fifth Third Bank, N.A. (the “Lender”) under the PPP established under the CARES Act. Each PPP Loan is evidenced by a promissory note dated May 21, 2020 (each, a “Promissory Note”) issued by the applicable borrower to the Lender. The term of each PPP Loan is two years. The interest rate on each PPP Loan is 1.00%, which is deferred for the first six months of the term of the PPP Loan. The Promissory Note evidencing each PPP Loan is in the Lender’s standard form for loans made by it under the PPP and contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the Promissory Note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the applicable PPP Loan, collection of all other amounts owing from the borrower, and filing suit and obtaining judgment against the borrower. Each PPP Loan may be prepaid in whole or in part at any time without penalty.

The proceeds of the PPP Loans have been and are expected to be used for payroll costs but may also be used for other permitted purposes under the CARES Act, including rent or utility costs. Under the terms of the CARES Act, each borrower can apply for forgiveness for all or a portion of the PPP Loan and, as described below, the Company has agreed to apply, and for each of its subsidiaries that received PPP Loans to apply, for forgiveness. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act, as described above, during the 24-week period after loan origination and the maintenance or achievement of certain employee levels. While the Company believes that the proceeds of the PPP Loans have been used, and expects that any remaining proceeds will be used, only for qualifying expenses in accordance with the terms of the CARES Act, any forgiveness of a PPP Loan will be subject to approval by the Lender and the U.S. Small Business Administration, which is administering the PPP under the CARES Act, and there can be no assurance that any or all of the PPP Loans will be forgiven in whole or in part.

The Company received the consent (the “Consent”) of Bank of America, N.A., U.S. Bank National Association, and Fifth Third Bank under the Company’s 2018 Credit Agreement in connection with its and its subsidiaries’ receipt of the PPP Loans. The Consent, among other things, contains certain representations, warranties and agreements of the Company, including, without limitation, agreements to use the proceeds of the PPP Loan only for permitted expenses under the CARES Act, to timely apply for forgiveness of the PPP Loans, and to maintain all records required to be submitted in connection with the forgiveness of the PPP Loans. The breach of any such representations, warranties or agreements will constitute a default under the 2018 Credit Agreement, subject to any applicable cure periods or provisions thereof.

As described in further detail under Note 12 below, in addition to the PPP Loans obtained by the Company and certain of its subsidiaries during May 2020, the Company, indirectly through its wholly-owned subsidiary, also assumed an approximately $915,000 loan under the PPP in connection with the Company’s acquisition of Yankee Equipment Systems, Inc. during November 2020.

Note (6) – Leases:

Company as Lessee

The Company leases warehouse and distribution facilities, administrative office space and service and other fleet vehicles, generally for terms of three to ten years.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Effective July 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842” or “Topic 842”). which, among other things, requires lessees to recognize substantially all leases on their balance sheets and disclose certain additional key information about leasing arrangements. The new standard established a right-of-use model that requires a lessee to recognize a right-of-use asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases are required to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted this standard using the modified retrospective transition approach, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption without restatement of prior periods.

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

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and right-of-use lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, certain of the Company’s leases do not provide a readily determinable implicit rate. For such leases, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company uses instruments with similar characteristics when calculating its incremental borrowing rates.

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

As of September 30, 2020, the Company had 23 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2021 and 2030. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of September 30, 2020. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Total Operating Lease Obligations (in thousands)
2021 (remainder of)	$1,578
2022	1,909
2023	1,507
2024	708
2025	491
Thereafter	2,107
Total minimum lease payments	$8,300
Less: amounts representing interest	711
Present value of minimum lease payments	$7,589
Less: current portion	1,882
Long-term portion	$5,707

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The table below presents additional information related to the Company’s operating leases (in thousands):

Three months ended September 30, 2020
Operating lease cost
Operating lease cost (1)	$474
Short-term lease cost (1)	12
Variable lease cost (1)	116
Total lease cost	$602

(1) Expenses are classified within selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

The table below presents lease-related terms and discount rates as of September 30, 2020:

September 30, 2020
Weighted average remaining lease terms
Operating leases	5.9 years
Weighted average discount rate
Operating leases	3.2%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities as of September 30, 2020 (in thousands):

Three months ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:	$474
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$1,928

Company as Lessor

The Company derives a portion of its revenue from equipment leasing arrangements. Such arrangements provide for monthly payments covering the equipment provided, maintenance, and interest. These arrangements meet the criteria to be accounted for as sales type leases. Accordingly, revenue from the provision of the equipment is recognized upon delivery of the equipment and its acceptance by the customer. Upon the recognition of such revenue, an asset is established for the investment in sales type leases. Maintenance revenue and interest are recognized monthly over the lease term.

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments Receivable	Amortization of Unearned Income	Net Investment in Sales Type Leases
2021 (remainder of)	$1,341	$702	$639
2022	1,313	682	631
2023	913	457	456
2024	589	261	328
2025	230	109	121
Thereafter	299	135	164
			$2,339*
* Excludes residual values of $1.7 million.

The total net investments in sales type leases, including stated residual values, as of September 30, 2020 and June 30, 2020 was $4.1 million and $3.9 million, respectively. The current portion of $0.6 million and $0.7 million is included in other current assets in the consolidated balance sheets as of September 30, 2020 and June 30, 2020, respectively, and the long term portion of $3.5 million and $3.2 million is included in other assets in the consolidated balance sheets as of September 30, 2020 and June 30, 2020, respectively.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Note (7) - Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of September 30, 2020 and June 30, 2020, the Company had net deferred tax liabilities of approximately $968,000 and $1.7 million, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of September 30, 2020, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the three months ended September 30, 2020 and 2019, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of September 30, 2020, the Company was subject to potential federal and state tax examinations for the tax years 2017 through 2020.

The CARES Act, among its other provisions, includes tax provisions relating to refundable payroll tax credits, deferral of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP), and financing options. These provisions of the CARES Act did not have a material impact on the Company’s income tax provision for fiscal 2020 or the first quarter of fiscal 2021.

Note (8) – Equity Plans:

Equity Incentive Plan

In November 2015, the Company’s stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”). The Plan currently authorizes the issuance of up to 1,500,000 shares of the Company’s common stock pursuant to awards granted under the Plan. The fair value of awards granted under the Plan is expensed on straight-line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

There were no awards granted under the Plan during the three months ended September 30, 2020 or 2019.

For the three months ended September 30, 2020 and 2019, non-cash share-based compensation expense under the Plan totaled $578,000 and $453,000, respectively.

As of September 30, 2020, the Company had $15.9 million and $1.5 million of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted-average period of 17.3 years and 16.7 years, respectively.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

The following is a summary of non-vested restricted stock activity as of and for the three months ended September 30, 2020:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2020	987,220	$19.40	55,610	$30.31
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested awards or units outstanding at September 30, 2020	987,220	$19.40	55,610	$30.31

Employee Stock Purchase Plan

The Company’s employee stock purchase plan provides for six-month offering periods ending on December 31 and June 30 of each year. There were no shares issued under the Company’s employee stock purchase plan during the three months ended September 30, 2020 or 2019.

Note (9) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner-Atlantic”), leased 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, former President of Steiner-Atlantic and a former director and officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during January 2020 to run through October 31, 2020. Monthly base rental payments under the lease were $12,000; provided, however, that the monthly base rent for September and October 2020 was $1. In addition to base rent, Steiner-Atlantic was responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $25,000 and $37,000 during the three months ended September 30, 2020 and 2019, respectively. The lease expired in accordance with its terms on October 31, 2020, and was not renewed.

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $36,000 during each of the three months ended September 30, 2020 and 2019.

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $63,000 during each of the three months ended September 30, 2020 and 2019.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

During February 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. In addition, during November 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $120,000 during each of the three months ended September 30, 2020 and 2019.

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $34,000 during each of the three months ended September 30, 2020 and 2019.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $45,000 and $44,000 during the three months ended September 30, 2020 and 2019, respectively.

Note (10) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. At September 30, 2020 and June 30, 2020, no such performance or payment bonds were outstanding.

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

Note (11) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2020	$56,678
Working capital adjustments (1)	(37)
Balance at September 30, 2020	$56,641

(1)

Relates to working capital adjustments from business acquisitions consummated by the Company during the fiscal year ended June 30, 2020. The purchase price allocations from the Company’s acquisitions of Large Equipment, Inc. (d/b/a Laundry Systems of Tennessee) and TN Ozone, Inc. (d/b/a Premier Laundry Solutions and Premier Equipment Rental), which were acquired on January 31, 2020, and Commercial Laundry Equipment Company, Inc., which was acquired on February 28, 2020, are still considered preliminary as the Company is continuing its assessment of certain working capital items.

Note (12) – Subsequent Events:

On November 3, 2020, the Company acquired Yankee Equipment Systems, Inc. (“Yankee Equipment Systems”), pursuant to a merger whereby Yankee Equipment Systems merged with and into, and became, a wholly-owned subsidiary of the Company. Yankee Equipment Systems is a New Hampshire-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the merger totaled approximately $13.5 million, consisting of $6.5 million in cash and 278,385 shares of the Company’s common stock. The Company, indirectly through its wholly-owned subsidiary, also assumed Yankee Equipment Systems’ obligations under the approximately $915,000 loan obtained by it under the PPP.

Index

Item 2.Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; risks relating to the COVID-19 pandemic and the rapidly changing effects thereof and developments with respect thereto, including the impact of the COVID-19 pandemic on the Company and its business, financial condition, liquidity and results, which in large part will depend on future developments and are highly uncertain and beyond the Company’s control, the length and severity of the COVID-19 pandemic and the pace of recovery following the COVID-19 pandemic, the success of actions taken or which may be taken by the Company in response to the COVID-19 pandemic, volatility in the economy, including in the credit markets, supply chain disruptions, reduced demand for products and services, business restrictions, worker absenteeism, quarantines and other health-related restrictions, governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic, the impact of the COVID-19 pandemic on the Company’s suppliers and customers, the impact of the provisions of the CARES Act on the Company’s income taxes, the potential impairment of goodwill or other intangible assets, and risks related to the loans under the PPP obtained or assumed by the Company and certain of its subsidiaries, including that there is no assurance that any or all of the loans will be forgiven and that, while the Company believes that the certifications made by it in connection with the loan applications are accurate, the applications will be reviewed and may subject the Company to potential liability if determined to be inaccurate; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s ”buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with financing acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, and risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met; the risk that market share growth tactics and investments and expenses in pursuit of growth, including those incurred in connection with the Company’s “buy-and-build” growth strategy, or otherwise may not result in the benefits anticipated; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion and pursuit of growth, including the impact they may have on gross margin and the Company’s other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries and the costs and timing of the Company’s efforts with respect thereto; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in higher gross margin sale of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing of revenue expected to be recognized in future periods and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. Many of these risks and factors are beyond the Company’s control. In addition, dividends are subject to declaration by the Company’s Board of Directors based on factors deemed relevant by it from time to time, may be restricted by the terms of the Company’s indebtedness, and may not be paid in the future, whether with the frequency or in the amounts previously paid or at all, including, without limitation, in light of the impact of the COVID-19 pandemic. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

The Company’s operating expenses consist of (a) selling, general and administrative expenses at the Company’s operating subsidiaries, primarily salaries, and commissions and marketing expenses that are variable and correlate to changes in sales, (b) expenses related to warehouse facilities, including facility rent, which is payable mostly under non-cancelable operating leases, and the Company’s fleet of installation and service vehicles, and (c) operating expenses at the parent company, including compensation expenses, fees for professional services, expenses associated with being a public company, including increased expenses attributable to the Company’s growth, and expenses in furtherance of the Company’s “buy-and-build” growth strategy.

Growth Strategy; Acquisition History

During 2015, the Company implemented a “buy-and-build” growth. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The Company generally seeks to structure acquisitions to include both cash and stock consideration.

Since the implementation of its “buy-and-build” growth strategy in 2015, the Company has consummated 15 business acquisitions, which includes the Company’s acquisition of Yankee Equipment Systems, Inc. (“Yankee Equipment Systems”) during November 2020, as described in Note 12 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The Company has effected each business acquisition through a separate wholly-owned subsidiary formed by the Company for the purpose of effecting the transaction, whether by an asset purchase or merger, and operating the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements. The financial position and results of Yankee Equipment Systems following the November 3, 2020 closing date of the acquisition will be included in the Company’s consolidated financial statements beginning with the quarter ending December 31, 2020.

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

Index

Finally, it is important to note that, as a value-added distributor and a provider of technical services in the commercial laundry industry, the Company partners with its customers to plan, design, install, and maintain their commercial laundry operations. The nature of the Company’s business not only requires a competent and well-trained sales organization to win customer orders, but also requires proper, timely, and cost-effective installation ranging from single units of equipment to complex multimillion dollar laundry systems. Such installations also require coordination and collaboration with the Company’s customers and any third parties they may retain. Consequently, the recognition of revenue and profit may from time to time be impacted by delays in construction and/or the preparation of customer facilities for the installation of purchased commercial laundry equipment and systems. This may result in decreased revenue and profit in a current period but a source of future revenue and profit through the ultimate fulfillment of the orders.

Impact of COVID-19 on the Company’s Business

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. The adverse impact of the COVID-19 pandemic is expected to continue in the near-term and possibly longer, including, without limitation, if the pandemic increases in size and scope, its duration is prolonged, or, among other matters related thereto, additional governmental actions, including, without limitation, business restrictions, are imposed. In response to the economic and business disruption, the Company has taken actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state or local authorities or otherwise determined to be advisable by management.

As a precautionary measure in order to increase its cash position and preserve financial flexibility in light of the uncertainties resulting from the COVID-19 pandemic, during May 2020, the Company and certain of its subsidiaries received loans (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the aggregate principal amount of approximately $6.9 million. See ”Liquidity and Capital Resources” below for additional information regarding the PPP Loans as well as information regarding the Company’s credit facility and the additional approximately $915,000 loan under the PPP assumed by the Company, indirectly through its wholly-owned subsidiary, in connection with its acquisition of Yankee Equipment Systems during November 2020.

As of the date of this Quarterly Report on Form 10-Q, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may negatively impact, the Company’s business and results, including sales and gross margin, in the future include, but are not limited to: potential limitations on the ability of suppliers to manufacture, or the Company’s ability to procure from manufacturers, the products the Company sells, or to meet delivery requirements and commitments; potential limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that may restrict the Company’s operations or the operations of its customers, or require that the employees be quarantined; potential limitations on the ability of carriers to deliver products to the Company’s facilities and customers; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all.

The situation surrounding the COVID-19 pandemic remains fluid and highly uncertain. The Company is unable to determine or predict the nature, duration, or scope of the overall impact that the COVID-19 pandemic will have on the Company’s business, results of operations, liquidity, or financial condition, as such impact will depend in large part on future developments, including the severity and duration of the pandemic and government and other actions taken in response thereto, all of which are highly uncertain. Further, even after the COVID-19 pandemic subsides, the Company may continue to experience adverse impacts to its business as a result of, among other things, any adverse impact that has occurred or may occur in the future in the economy or markets generally, and changes in customer or supplier behavior.

Recent Accounting Pronouncements

Refer to Note 2 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted significant accounting policies.

Index

Results of Operations

Three-Month Period Ended September 30, 2020 Compared to the Three-Month Period Ended September 30, 2019

Revenues

Revenues for the three-month period ended September 30, 2020 increased $2.2 million, or 4%, compared to the same period of the prior fiscal year. The increase in revenues was due in part to an increase in revenues from large complex laundry projects for divisions of the federal government, the results of operations of businesses acquired during or following the three-month period ended September 30, 2019, including primarily Laundry Systems of Tennessee and Commercial Laundry Equipment, and the success of certain sales tactics executed by the Company to increase market share. These increases in revenues were largely offset by a decline in revenues at certain of the Company’s operating subsidiaries resulting from the COVID-19 pandemic.

Gross Profit

Gross profit for the three-month period ended September 30, 2020 decreased $501,000, or 4%, compared to the same period of the prior fiscal year, primarily as a result of product and customer mix. Specifically, while overall revenues were higher in the current period when compared to the same period of the prior fiscal year, a larger proportion of the revenue was attributed to large complex laundry projects for divisions of the federal government, which in general have lower gross margins than other equipment sales. Gross margins decreased from 24.8% for the three-month period ended September 30, 2019 to 23% for the three-month period ended September 30, 2020, primarily as a result of product and customer mix as described above.

As previously described, while the longer-term contracts with divisions of the federal government, including those to fulfill large complex laundry projects, generally have a lower gross margin compared to other equipment sales and, as a result, adversely impact the Company’s gross margin, the Company believes that these contracts will result in higher margin opportunities over the long-term. In the absence of such longer-term federal government contracts, gross margins for the three-month period ended September 30, 2020 as compared to the same period of the prior fiscal year increased 1.4% to 26.7%.

Selling, General and Administrative Expenses

Operating expenses decreased $116,000, or 1%, for the three-month period ended September 30, 2020, compared to the same period of the prior fiscal year. The decrease in operating expenses resulted primarily from a decrease in sales commissions as well other cost saving initiatives, including those described above in connection with the Company’s response to the COVID-19 pandemic. These decreases were largely offset by additional operating expenses of businesses acquired during or subsequent to the three-month period ended September 30, 2019.

As a result of the foregoing, operating expenses as a percentage of revenues for the three-month period ended September 30, 2020 were 21.5% compared to 22.5% for the three-month period ended September 30, 2019.

Index

Interest Expense

Net interest expense for the three-month period ended September 30, 2020 was $169,000 compared to $422,000 for the same period of the prior fiscal year. The decrease in net interest expense is primarily due a decrease in average outstanding borrowings and a decrease in the average effective interest rate.

Income Taxes

The Company’s effective tax rate was 28.7% for the three-month period ended September 30, 2020 compared to 32.5% for the same period of the prior fiscal year. The decrease in the effective tax rate is attributable to lower effective state tax rates from increased income apportionment to states with lower tax rates.

Net Income

Net income for the three months ended September 30, 2020 was $518,000 compared to net income of $580,000 for the same period of the prior fiscal year. While the Company experienced an increase in revenue and a decrease in operating expenses, the decrease in gross profit as described above resulted in a decrease in net income for the period. The adverse impact of the COVID-19 pandemic on net income was partially offset by certain of the Company’s cost saving initiatives and an increase in overall revenues, which were driven largely by sales of lower margin large complex laundry projects for divisions of the federal government.

Consolidated Financial Condition

The Company’s total assets increased from $160.7 million at June 30, 2020 to $164.0 million at September 30, 2020. The increase in total assets was primarily due to an increase in contract assets, operating lease assets and other assets partially offset by a decrease in cash and vendor deposits. The increase in contract assets is due in large part to the increase in large complex laundry projects for divisions of the federal government. The Company’s total liabilities increased from $72.9 million at June 30, 2020 to $75.1 million at September 30, 2020, which was primarily attributable to increases in accounts payable and accrued expenses, customer deposits, operating lease liabilities and contract liabilities, partially offset by a decrease in total debt.

Liquidity and Capital Resources

For the three-month period ended September 30, 2020, cash decreased by approximately $4.7 million compared to an increase of approximately $223,000 during the three-month period ended September 30, 2019.

Working Capital

Working capital decreased from $22.2 million at June 30, 2020 to $16.4 million at September 30, 2020, primarily reflecting lower levels of cash on hand, which was used to pay off long-term debt, and vendor deposits and higher levels of accounts payable and accrued expenses, customer deposits and contract liabilities, partially offset by higher levels of contact assets and other current assets and a decrease in the current portion of long-term debt. The increases in contract assets and contract liabilities were due in large part to the increase in large complex laundry projects for divisions of the federal government, as described above. The increase in customer deposits was primarily attributable to more stringent standards regarding the extension of credit on new sales amid the COVID-19 pandemic.

Index

Cash Flows

The following table summarizes the Company’s cash flow activity for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Net cash provided (used) by:
Operating activities	$4,319	$1,833
Investing activities	$(997)	$(1,610)
Financing activities	$(8,000)	$—

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the three months ended September 30, 2020, operating activities provided cash of $4.3 million compared to $1.8 million during the three months ended September 30, 2019. This $2.5 million increase in cash provided by operating activities was primarily attributable to changes in working capital, including increases from changes in operating liabilities such as accounts payable and accrued expenses and contract liabilities, partially offset by decreases from changes in operating assets such as contract assets and accounts receivable.

Investing Activities

Net cash used in investing activities decreased $613,000 to $997,000 during the three months ended September 30, 2020 compared to $1.6 million during the three months ended September 30, 2019. This $613,000 decrease was attributable to decreases in cash used for acquisitions and capital expenditures.

Financing Activities

For the three months ended September 30, 2020, financing activities used cash of $8.0 million compared to no net cash used by financing activities during the three months ended September 30, 2019. This $8.0 million increase in cash used by financing activities was attributable to the use of cash on hand and cash provided by operating activities during the three months ended September 30, 2020 to make optional debt repayments in excess of proceeds from borrowings.

Revolving Credit Agreement and PPP Loans

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of September 30, 2020, the Company was in compliance with its covenants under the 2018 Credit Agreement and $19.5 million was available to borrow under the revolving credit facility.

On May 21, 2020, the Company and certain of its subsidiaries received PPP Loans totaling approximately $6.9 million in principal amount from Fifth Third Bank, N.A. (the “Lender”) under the PPP established under the CARES Act. Each PPP Loan is evidenced by a promissory note dated May 21, 2020 (each, a “Promissory Note”) issued by the applicable borrower to the Lender. The term of each PPP Loan is two years. The interest rate on each PPP Loan is 1.00%, which is deferred for the first six months of the term of the PPP Loan. The Promissory Note evidencing each PPP Loan is in the Lender’s standard form for loans made by it under the PPP and contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the Promissory Note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the applicable PPP Loan, collection of all other amounts owing from the borrower, and filing suit and obtaining judgment against the borrower. Each PPP Loan may be prepaid in whole or in part at any time without penalty.

The proceeds of the PPP Loans have been and are expected to be used for payroll costs but may also be used for other permitted purposes under the CARES Act, including rent or utility costs. Under the terms of the CARES Act, each borrower can apply for forgiveness for all or a portion of the PPP Loan and, as described below, the Company has agreed to apply, and for each of its subsidiaries that received PPP Loans to apply, for forgiveness. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act, as described above, during the 24-week period after loan origination and the maintenance or achievement of certain employee levels. While the Company believes that the proceeds of the PPP Loans have been used, and expects that any remaining proceeds will be used, only for qualifying expenses in accordance with the terms of the CARES Act, any forgiveness of a PPP Loan will be subject to approval by the Lender and the U.S. Small Business Administration, which is administering the PPP under the CARES Act, and there can be no assurance that any or all of the PPP Loans will be forgiven in whole or in part.

The Company received the consent (the “Consent”) of Bank of America, N.A., U.S. Bank National Association, and Fifth Third Bank under the Company’s 2018 Credit Agreement in connection with its and its subsidiaries’ receipt of the PPP Loans. The Consent, among other things, contains certain representations, warranties and agreements of the Company, including, without limitation, agreements to use the proceeds of the PPP Loan only for permitted expenses under the CARES Act, to timely apply for forgiveness of the PPP Loans, and to maintain all records required to be submitted in connection with the forgiveness of the PPP Loans. The breach of any such representations, warranties or agreements will constitute a default under the 2018 Credit Agreement, subject to any applicable cure periods or provisions thereof.

In addition to the PPP Loans obtained by the Company and certain of its subsidiaries during May 2020, the Company, indirectly through its wholly-owned subsidiary, also assumed an approximately $915,000 loan under the PPP in connection with the Company’s acquisition of Yankee Equipment Systems during November 2020. See Note 12 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at September 30, 2020.

Inflation

Inflation did not have a significant effect on the Company’s results during any of the reported periods.

Index

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner-Atlantic”), leased 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, former President of Steiner-Atlantic and a former director and officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during January 2020 to run through October 31, 2020. Monthly base rental payments under the lease were $12,000; provided, however, that the monthly base rent for September and October 2020 was $1. In addition to base rent, Steiner-Atlantic was responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $25,000 and $37,000 during the three months ended September 30, 2020 and 2019, respectively. The lease expired in accordance with its terms on October 31, 2020, and was not renewed.

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $36,000 during each of the three months ended September 30, 2020 and 2019.

Index

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $63,000 during each of the three months ended September 30, 2020 and 2019.

During February 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. In addition, during November 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $120,000 during each of the three months ended September 30, 2020 and 2019.

Index

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $34,000 during each of the three months ended September 30, 2020 and 2019.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $45,000 and $44,000 during the three months ended September 30, 2020 and 2019, respectively.

Critical Accounting Policies

In connection with the preparation of its financial statements, the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements remain unchanged from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Recently Issued Accounting Guidance

See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s 2018 Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one-month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of September 30, 2020, the Company had approximately $13.0 million of outstanding borrowings under the 2018 Credit Agreement with a weighted average interest rate of 1.65%. Based on the amounts outstanding at September 30, 2020, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $130,000.

Index

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at September 30, 2020 or June 30, 2020.

The Company’s cash is maintained in bank accounts which bear interest at prevailing interest rates. At September 30, 2020, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

From time to time, the Company is involved in, or subject to, legal and regulatory claims, proceedings, demands or actions arising in the ordinary course of business. There have been no material changes with respect to such matters from the disclosure included in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 1A.Risk Factors

There have been no material changes in the risks and uncertainties that the Company faces from those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Index

Item 6.Exhibits.

Exhibit
Number	Description

*2.1

Agreement and Plan of Merger, dated October 9, 2020, by and among EVI Industries, Inc. and Yankee Equipment Systems, LLC, on the one hand, and Yankee Equipment Systems, Inc., Limoncelli Family 2020 Revocable Trust U/I/D June 29, 2020, and Peter Limoncelli, on the other hand (The schedules and exhibits to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit).

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

Date: November 9, 2020		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer