Form 10-Q
period 2020-12-31
EVI INDUSTRIES, INC.
filed 2021-02-09
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 12,251,389 shares outstanding as of February 2, 2021.

Index

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the six months ended December 31,		For the three months ended December 31,
	2020	2019	2020	2019

Revenues	$115,043	$122,338	$57,165	$66,657
Cost of sales	87,330	94,429	42,785	52,582
Gross profit	27,713	27,909	14,380	14,075
Selling, general and administrative expenses	26,305	25,823	13,868	13,270
Operating income	1,408	2,086	512	805
Interest expense, net	319	855	150	433
Income before income taxes	1,089	1,231	362	372
Provision for (benefit from) income taxes	110	388	(99)	109

Net income	$979	$843	$461	$263

Net earnings per share – basic	$0.07	$0.07	$0.03	$0.02

Net earnings per share – diluted	$0.07	$0.06	$0.03	$0.02

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	December 31, 2020 (Unaudited)	June 30, 2020
Current assets
Cash	$4,978	$9,789
Accounts receivable, net of allowance for doubtful accounts of $931 and $820, respectively	21,440	23,042
Inventories, net	25,174	24,063
Vendor deposits	1,146	1,276
Contract assets	9,434	3,443
Other current assets	4,802	3,041
Total current assets	66,974	64,654

Equipment and improvements, net	10,538	7,992
Operating lease assets	7,542	5,311
Intangible assets, net	24,652	21,754
Goodwill	63,705	56,678
Other assets	6,682	4,329

Total assets	$180,093	$160,718

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
	December 31, 2020 (Unaudited)	June 30, 2020
Current liabilities
Accounts payable and accrued expenses	$25,566	$24,292
Accrued employee expenses	5,052	4,764
Customer deposits	13,494	8,511
Contract liabilities	3,294	558
Current portion of long-term debt	1,837	2,680
Current portion of operating lease liabilities	2,053	1,672
Total current liabilities	51,296	42,477

Deferred tax liabilities, net	3,672	1,728
Long-term operating lease liabilities	6,113	3,657
Long-term debt, net	20,817	25,030

Total liabilities	81,898	72,892

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares – 20,000,000; 12,340,591 shares issued at December 31, 2020 and 12,029,910 shares issued at June 30, 2020, including shares held in treasury	309	301
Additional paid-in capital	88,855	79,127
Retained earnings	11,389	10,410
Treasury stock, 105,635 shares at December 31, 2020 and 95,396 shares at June 30, 2020, at cost	(2,358)	(2,012)
Total shareholders’ equity	98,195	87,826
Total liabilities and shareholders’ equity	$180,093	$160,718

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Six months ended December 31, 2020

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2020	12,029,910	$301	$79,127	95,396	$(2,012)	$10,410	$87,826

Share repurchases	—	—	—	10,239	(346)	—	(346)

Vesting of restricted shares	31,603	1	(1)	—	—	—	0

Issuances of shares under employee stock purchase plan	693	—	21	—	—	—	21

Issuances of shares in connection with acquisitions	278,385	7	8,514	—	—	—	8,521

Stock compensation	—	—	1,194	—	—	—	1,194

Net income	—	—	—	—	—	979	979
Balance at December 31, 2020	12,340,591	$309	$88,855	105,635	$(2,358)	$11,389	$98,195

	Three months ended December 31, 2020

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at September 30, 2020	12,029,910	$301	$79,705	95,396	$(2,012)	$10,928	$88,922

Share repurchases	—	—	—	10,239	(346)	—	(346)

Vesting of restricted shares	31,603	1	(1)	—	—	—	—

Issuances of shares under employee stock purchase plan	693	—	21	—	—	—	21

Issuances of shares in connection with acquisitions	278,385	7	8,514	—	—	—	8,521

Stock compensation	—	—	616	—	—	—	616

Net income	—	—	—	—	—	461	461
Balance at December 31, 2020	12,340,591	$309	$88,855	105,635	$(2,358)	$11,389	$98,195

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Six months ended December 31, 2019
							Common
							Stock
			Additional				Related to
	Common Stock		Paid-in	Treasury Stock		Retained	Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at June 30, 2019	11,825,615	$296	$73,010	72,934	$(1,439)	$9,635	$(4,240)	$77,262

Share repurchases	—	—	—	10,110	(309)	—	—	(309)

Vesting of restricted shares	29,880	—	—	—	—	—	—	—

Issuances of shares under employee stock purchase plan	1,022	—	26	—	—	—	—	26

Issuances of shares in connection with acquisitions	37,050	1	1,293	—	—	—	4,240	5,534

Stock compensation	—	—	915	—	—	—	—	915

Net income	—	—	—	—	—	843	—	843
Balance at December 31, 2019	11,893,567	$297	$75,244	83,044	$(1,748)	$10,478	$—	$84,271

	Three months ended December 31, 2019
							Common
							Stock
			Additional				Related to
	Common Stock		Paid-in	Treasury Stock		Retained	Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at September 30, 2019	11,862,665	$297	$74,756	72,934	$(1,439)	$10,215	$—	$83,829

Share repurchases	—	—	—	10,110	(309)	—	—	(309)

Vesting of restricted shares	29,880	—	—	—	—	—	—	—

Issuances of shares under employee stock purchase plan	1,022	—	26	—	—	—	—	26

Stock compensation	—	—	462	—	—	—	—	462

Net income	—	—	—	—	—	263	—	263
Balance at December 31, 2019	11,893,567	$297	$75,244	83,044	$(1,748)	$10,478	$—	$84,271

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31, 2020	December 31, 2019
Operating activities:
Net income	$979	$843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,157	1,730
Amortization of debt discount	28	28
Provision for bad debt expense	165	101
Non-cash lease expense	41	30
Share-based compensation	1,194	915
Inventory reserve	(79)	94
Provision for deferred income taxes	1,041	336
Other	84	—
(Increase) decrease in operating assets:
Accounts receivable	3,035	7,209
Inventories	508	(2,270)
Vendor deposits	130	300
Contract assets	(5,991)	1,004
Other assets	(2,262)	(971)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(593)	(2,412)
Accrued employee expenses	(246)	(38)
Customer deposits	4,498	1,808
Contract liabilities	2,736	901
Net cash provided by operating activities	7,425	9,608
Investing activities:
Capital expenditures	(1,436)	(2,165)
Cash paid for acquisitions, net of cash acquired	(4,475)	(474)
Net cash used by investing activities	(5,911)	(2,639)
Financing activities:
Proceeds from borrowings	25,500	4,000
Debt repayments	(31,500)	(9,800)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(346)	(309)
Issuances of common stock under employee stock purchase plan	21	26
Net cash used by financing activities	(6,325)	(6,083)
Net (decrease) increase in cash	(4,811)	886
Cash at beginning of period	9,789	5,038
Cash at end of period	$4,978	$5,924

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31, 2020	December 31, 2019
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$287	$870
Cash paid during the period for income taxes	$477	$136

Supplemental disclosure of non-cash financing activities:
Common stock issued for acquisitions	$8,521	$1,294

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EVI Industries, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position, shareholders’ equity and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period, particularly in light of the COVID-19 pandemic and its effects and potential future effects (which are highly uncertain) on economic and market conditions and on the Company and its business, results and financial condition, as described below and elsewhere herein. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The June 30, 2020 balance sheet information contained herein was derived from the Company’s audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

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

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Unaudited)

As a precautionary measure in order to increase its cash position and preserve financial flexibility in light of the uncertainties resulting from the COVID-19 pandemic, during May 2020, the Company and certain of its subsidiaries received loans (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the aggregate principal amount of approximately $6.9 million. Additionally, in connection with its acquisition of Yankee Equipment Systems during November 2020, the Company, indirectly through its wholly-owned subsidiary, assumed the approximately $916,000 loan previously received by Yankee Equipment Systems under the PPP. See Note 6 below for additional information regarding these loans as well as information regarding the Company’s credit facility.

As of the date of this Quarterly Report on Form 10-Q, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may negatively impact, the Company’s business and results, including sales and gross margin, in the future include, but are not limited to: potential limitations on the ability of suppliers to manufacture, or the Company’s ability to procure from manufacturers, the products the Company sells, or to meet delivery requirements and commitments; limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that may restrict the Company’s operations or the operations of its customers, or require that employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; adverse impacts of the pandemic on certain industries and customers of the Company which operate in those industries, including the hospitality industry; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all.

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

December 31, 2020

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

Note (4) - Acquisitions:

On November 3, 2020, the Company acquired Yankee Equipment Systems, Inc. (“YES”), pursuant to a merger whereby YES merged with and into, and became, a wholly-owned subsidiary of the Company (the “YES Acquisition”). YES is a New Hampshire-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the merger consisted of $5.3 million in cash and 278,385 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility. The Company, indirectly through its wholly-owned subsidiary, also assumed YES’s obligations under the approximately $916,000 loan obtained by it under the PPP, as described in further detail under Note 6 below. Fees and expenses related to the YES Acquisition, consisting primarily of legal and other professional fees, totaled approximately $144,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the three and six months ended December 31, 2020. The total purchase price for accounting purposes was $13.8 million, which included cash acquired of $792,000.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Unaudited)

The YES Acquisition was treated for accounting purposes as a purchase of YES using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method of accounting, the aggregate consideration in the YES Acquisition was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

Purchase price consideration:
Cash consideration, net of cash acquired(a)	$4,475
Stock consideration(b)	8,521
Total purchase price consideration, net of cash acquired	$12,996

(a) Includes $5.3 million paid net of $792,000 of cash acquired.
(b) Calculated as 278,385 shares of the Company’s common stock, multiplied by $30.61, the closing price of the Company’s common stock on the closing date.

Allocation of purchase price consideration:
Accounts receivable	$1,581
Inventory	1,554
Other assets	1,862
Property, plant and equipment	1,850
Intangible assets	3,800
Accounts payable and accrued expenses	(1,867)
Accrued employee expenses	(534)
Customer deposits	(485)
Deferred tax liabilities	(903)
Assumption of debt	(916)
Total identifiable net assets	5,942
Goodwill	7,054
Total	$12,996

The Company is continuing its valuation of the net assets acquired, which is subject to adjustment in accordance with the merger agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of the net assets acquired as of the closing date is obtained during the post-closing measurement period of up to one year. The Company is also still assessing certain working capital items.

Intangible assets consist of $1.6 million allocated to the Yankee Equipment Systems trade name and $2.2 million allocated to customer-related intangible assets. The Yankee Equipment Systems trade name is indefinite-lived and therefore not subject to amortization. The Yankee Equipment Systems trade name will be evaluated for impairment annually or more frequently if an event occurs or circumstances change that indicate it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets will be amortized over 10 years.

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the YES Acquisition. The goodwill from the YES Acquisition is not amortizable for income tax purposes.

See also Note 13, “Subsequent Events,” for information regarding the Company’s acquisition of Baystate Business Ventures d/b/a Eastern Laundry Systems, which was completed on January 15, 2021.

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the YES Acquisition as described above, as if the Company had completed each such transaction on July 1, 2019, using the estimated fair values of the assets acquired and liabilities assumed. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the transactions had occurred on the date assumed, nor are they indicative of future results of operations.

	For the six months ended December 31,
(in thousands)	2020 (Unaudited)	2019 (Unaudited)
Revenues	$125,831	$138,520
Net income	1,391	1,579

The Company’s consolidated results of operations for six months ended December 31, 2020 include total revenue of approximately $3.5 million and total net income of approximately $138,000 attributable to the YES Acquisition, based on the consolidated effective tax rate. These results of acquired businesses do not include the effects of acquisition costs or interest expense associated with consideration paid for the related acquisitions.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Unaudited)

Note (5) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the six and three months ended December 31, 2020 and 2019 are computed as follows (in thousands, except per share data):

	For the six months ended December 31,		For the three months ended December 31,
	2020 (Unaudited)	2019 (Unaudited)	2020 (Unaudited)	2019 (Unaudited)

Net income	$979	$843	$461	$263

Less: distributed and undistributed income allocated to unvested restricted common stock	89	58	42	18
Net income allocated to EVI Industries, Inc. shareholders	$890	$785	$419	$245
Weighted average shares outstanding used in basic earnings per share	12,027	11,787	12,120	11,797
Dilutive common share equivalents	400	421	454	402
Weighted average shares outstanding used in diluted earnings per share	12,427	12,208	12,574	12,199
Basic earnings per share	$0.07	$0.07	$0.03	$0.02
Diluted earnings per share	$0.07	$0.06	$0.03	$0.02

At December 31, 2020 and 2019, other than 1,219,973 shares and 872,084 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (6) - Debt: Long-term debt as of December 31, 2020 and June 30, 2020 are as follows (in thousands):

	December 31, 2020	June 30, 2020
Revolving Line of Credit	$15,000	$21,000
PPP Loans (including the YES PPP Loan)	7,808	6,892
Less: unamortized discount and deferred financing costs	(154)	(182)
Total debt, net	22,654	27,710
Less: current maturities of long-term debt	(1,837)	(2,680)
Total long-term debt	$20,817	$25,030

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Unaudited)

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of December 31, 2020, the Company was in compliance with its covenants under the 2018 Credit Agreement and $24.5 million was available to borrow under the revolving credit facility.

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

The proceeds of the PPP Loans have been used primarily for payroll costs and, to a limited extent, other permitted purposes under the CARES Act, including rent and utility costs. Under the terms of the CARES Act, each borrower can apply for forgiveness for all or a portion of the PPP Loan and, as described below, the Company has agreed to apply, and for each of its subsidiaries that received PPP Loans to apply, for forgiveness. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act, as described above, during the 24-week period after loan origination and the maintenance or achievement of certain employee levels. While the Company believes that the proceeds of the PPP Loans have been used only for qualifying expenses in accordance with the terms of the CARES Act, any forgiveness of a PPP Loan will be subject to approval by the Lender and the U.S. Small Business Administration, which is administering the PPP under the CARES Act, and there can be no assurance that any or all of the PPP Loans will be forgiven in whole or in part.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Unaudited)

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

As previously described, in addition to the PPP Loans obtained by the Company and certain of its subsidiaries during May 2020, in connection with the YES Acquisition during November 2020, the Company, indirectly through its wholly-owned subsidiary, also assumed the approximately $916,000 loan previously obtained by YES under the PPP. The terms and conditions of such PPP loan are substantially similar to those of the PPP Loans obtained by the Company and its other subsidiaries, as described above.

Note (7) – Leases:

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

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Unaudited)

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

As of December 31, 2020, the Company had 24 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2021 and 2030. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of December 31, 2020. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Total Operating Lease Obligations (in thousands)
2021 (remainder of)	$1,131
2022	2,178
2023	1,783
2024	903
2025	629
Thereafter	2,248
Total minimum lease payments	$8,872
Less: amounts representing interest	706
Present value of minimum lease payments	$8,166
Less: current portion	2,053
Long-term portion	$6,113

The table below presents additional information related to the Company’s operating leases (in thousands):

	Six months ended December 31,		Three months ended December 31,
	2020	2019	2020	2019
Operating lease cost
Operating lease cost (1)	$993	$905	$519	$470
Short-term lease cost (1)	12	114	—	55
Variable lease cost (1)	165	49	49	(12)
Total lease cost	$1,170	$1,068	$568	$513

(1) Expenses are classified within selling, general and administrative expenses in the Company’s condensed consolidated statement of operations.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Unaudited)

The table below presents lease-related terms and discount rates as of December 31, 2020:

December 31, 2020
Weighted average remaining lease terms
Operating leases	5.6 years
Weighted average discount rate
Operating leases	3.0%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities as of December 31, 2020 (in thousands):

	Six months ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	$993	$905
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$3,557	$864

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

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments Receivable	Amortization of Unearned Income	Net Investment in Sales Type Leases
2021 (remainder of)	$1,117	$641	$476
2022	1,793	1,082	711
2023	1,463	809	654
2024	1,029	541	488
2025	587	310	277
Thereafter	652	320	332
			$2,938	*
* Excludes residual values of $2.3 million.

The total net investments in sales type leases, including stated residual values, as of December 31, 2020 and June 30, 2020 was $5.3 million and $3.9 million, respectively. The current portion of $0.8 million and $0.7 million is included in other current assets in the consolidated balance sheets as of December 31, 2020 and June 30, 2020, respectively, and the long term portion of $4.5 million and $3.2 million is included in other assets in the consolidated balance sheets as of December 31, 2020 and June 30, 2020, respectively.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Unaudited)

Note (8) - Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of December 31, 2020 and June 30, 2020, the Company had net deferred tax liabilities of approximately $3.7 million and $1.7 million, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of December 31, 2020, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the six and three months ended December 31, 2020 and 2019, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of December 31, 2020, the Company was subject to potential federal and state tax examinations for the tax years 2017 through 2020.

The CARES Act, among its other provisions, includes tax provisions relating to refundable payroll tax credits, deferral of employer’s social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP), and financing options. During the six and three months ended December 31, 2020, the Company recognized an income tax benefit of $379,000 from a NOL carryback under the CARES Act. Other than with respect to the NOL carryback, the Company’s income tax provision for fiscal 2020 or the first or second quarter of fiscal 2021 was not materially impacted by the provisions of the CARES Act.

Note (9) – Equity Plans:

Equity Incentive Plan

In November 2015, the Company’s stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”). During December 2020, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of the Company’s common stock authorized for issuance pursuant to awards granted under the Plan to 3,000,000 shares. The fair value of awards granted under the Plan is expensed on straight-line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

During the six and three months ended December 31, 2020, restricted stock awards of a total of 8,624 shares and 201,614 restricted stock units were granted under the Plan. During the six and three months ended December 31, 2020, restricted stock awards of a total of 1,492 shares were forfeited and returned to the Plan. During the six and three months ended December 31, 2019, restricted stock awards of a total of 12,110 shares and 6,500 restricted stock units were granted under the Plan. There were no shares forfeited during the six or three months ended December 31, 2019.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Unaudited)

For the six months ended December 31, 2020 and 2019, non-cash share-based compensation expense under the Plan totaled $1.2 million and $915,000, respectively. For the three months ended December 31, 2020 and 2019, non-cash share-based compensation expense under the Plan totaled $616,000 and $462,000, respectively.

As of December 31, 2020, the Company had $15.7 million and $7.6 million of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted-average period of 17.2 years and 11.5 years, respectively.

The following is a summary of non-vested restricted stock activity as of and for the six months ended December 31, 2020:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2020	987,220	$19.40	55,610	$30.31
Granted	8,624	30.61	201,614	31.01
Vested	(29,072)	16.19	(2,531)	26.40
Forfeited	(1,492)	33.53	—	—
Non-vested awards or units outstanding at December 31, 2020	965,280	$19.57	254,693	$30.90

Employee Stock Purchase Plan

The Company’s employee stock purchase plan provides for six-month offering periods ending on December 31 and June 30 of each year. During the six and three months ended December 31, 2020, 693 shares of common stock were issued under the Company’s employee stock purchase plan for which the Company received net proceeds of $21,000. During the six and three months ended December 31, 2019, 1,022 shares of common stock were issued under the Company’s employee stock purchase plan for which the Company received net proceeds of $26,000.

Note (10) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner-Atlantic”), leased 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, former President of Steiner-Atlantic and a former director and officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during January 2020 to run through October 31, 2020. Monthly base rental payments under the lease were $12,000; provided, however, that the monthly base rent for September and October 2020 was $1. In addition to base rent, Steiner-Atlantic was responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $25,000 and $74,000 during the six months ended December 31, 2020 and 2019, respectively, and $1 and $37,000 during the three months ended December 31, 2020 and 2019, respectively. The lease expired in accordance with its terms on October 31, 2020, and was not renewed.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Unaudited)

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $72,000 during each of the six months ended December 31, 2020 and 2019 and $36,000 during each of the three months ended December 31, 2020 and 2019.

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $126,000 during each of the six months ended December 31, 2020 and 2019 and $63,000 during each of the three months ended December 31, 2020 and 2019.

During February 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $4,000 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. In addition, during November 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $240,000 during each of the six months ended December 31, 2020 and 2019 and $120,000 during each of the three months ended December 31, 2020 and 2019.

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, former President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $69,000 during each of the six months ended December 31, 2020 and 2019 and $35,000 during each of the three months ended December 31, 2020 and 2019.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $15,000 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $90,000 and $88,000 during the six months ended December 31, 2020 and 2019, respectively, and $45,000 and $44,000 during the three months ended December 31, 2020 and 2019, respectively.

r

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Unaudited)

During November 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, LLC (“Yankee Equipment Systems”), entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments total $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $23,000 during the six and three months ended December 31, 2020.

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. At December 31, 2020 and June 30, 2020, no such performance or payment bonds were outstanding.

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

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2020	$56,678
Goodwill from acquisitions (1)	7,054
Working capital adjustments (2)	(27)
Balance at December 31, 2020	$63,705

(1)	Relates to the YES Acquisition which was consummated during November 2020, as described in Note 4, “Acquisitions.”
(2)

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

Note (13) – Subsequent Events:

On January 15, 2021, the Company, indirectly through a wholly-owned subsidiary, acquired substantially all the assets of Baystate Business Ventures d/b/a Eastern Laundry Systems (“Eastern Laundry Systems”), a Massachusetts-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. In connection with the transaction, the Company, indirectly through its wholly-owned subsidiary, also assumed substantially all of the liabilities of Eastern Laundry Systems. The consideration paid by the Company in connection with the transaction was not material to the Company on a consolidated basis.

Index

Item 2.Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; risks relating to the COVID-19 pandemic and the rapidly changing effects thereof and developments with respect thereto, including the impact of the COVID-19 pandemic on the Company and its business, financial condition, liquidity and results, which in large part will depend on future developments and are highly uncertain and beyond the Company’s control, the length and severity of the COVID-19 pandemic and the pace of recovery following the COVID-19 pandemic, the success of actions taken or which may be taken by the Company in response to the COVID-19 pandemic, volatility in the economy, including in the credit markets, supply chain disruptions, reduced demand for products and services, business restrictions, worker absenteeism, quarantines and other health-related restrictions, governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic, the impact of the COVID-19 pandemic on the Company’s suppliers and customers, including those operating in certain industries (including the hospitality industry), the impact of the provisions of the CARES Act on the Company’s income taxes, the potential impairment of goodwill or other intangible assets, and risks related to the loans under the PPP obtained or assumed by the Company and certain of its subsidiaries, including that there is no assurance that any or all of the loans will be forgiven and that, while the Company believes that the certifications made by it in connection with the loan applications are accurate, the applications will be reviewed and may subject the Company to potential liability if determined to be inaccurate; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s ”buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, and risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met; the risk that market share growth tactics and investments and expenses in pursuit of growth, including those incurred in connection with the Company’s “buy-and-build” growth strategy, or otherwise may not result in the benefits anticipated; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion and pursuit of growth, including the impact they may have on gross margin and the Company’s other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries and the costs and timing of the Company’s efforts with respect thereto; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in higher gross margin sale of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing of revenue expected to be recognized in future periods and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. Many of these risks and factors are beyond the Company’s control. In addition, dividends are subject to declaration by the Company’s Board of Directors based on factors deemed relevant by it from time to time, may be restricted by the terms of the Company’s indebtedness, and may not be paid in the future, whether with the frequency or in the amounts previously paid or at all, including, without limitation, in light of the impact of the COVID-19 pandemic. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

Since the implementation of its “buy-and-build” growth strategy in 2015, the Company has consummated 16 business acquisitions, which includes the Company’s acquisitions of Yankee Equipment Systems, Inc. (“YES”) during November 2020 and Baystate Business Ventures d/b/a Eastern Laundry Systems (“Eastern Laundry Systems”) during January 2021, as described in Note 4 and Note 13, respectively, to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The Company has effected each business acquisition through a wholly-owned subsidiary which acquires the business or assets thereof, whether by an asset purchase or merger, and operates the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements. The financial position and results of YES following the November 3, 2020 closing date of the acquisition are included in the Company’s consolidated financial statements beginning with the three and six months ended December 31, 2020. The financial position and results of Eastern Laundry Systems following the January 15, 2021 closing date of the acquisition will be included in the Company’s consolidated financial statements beginning with the quarter ending March 31, 2021.

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

Index

Finally, it is important to note that, as a value-added distributor and a provider of technical services in the commercial laundry industry, the Company partners with its customers to plan, design, install, and maintain their commercial laundry operations. The nature of the Company’s business not only requires a competent and well-trained sales organization to procure customer orders, but also requires proper, timely, and cost-effective installation ranging from single units of equipment to complex multimillion dollar laundry systems. Such installations also require coordination and collaboration with the Company’s customers and any third parties they may retain. Consequently, the recognition of revenue and profit may from time to time be impacted by delays in construction and/or the preparation of customer facilities for the installation of purchased commercial laundry equipment and systems. This may result in decreased revenue and profit in a current period but a source of future revenue and profit through the ultimate fulfillment of the orders.

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

As a precautionary measure in order to increase its cash position and preserve financial flexibility in light of the uncertainties resulting from the COVID-19 pandemic, during May 2020, the Company and certain of its subsidiaries received loans (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the aggregate principal amount of approximately $6.9 million. Additionally, in connection with its acquisition of YES during November 2020, the Company, indirectly through its wholly-owned subsidiary, assumed the approximately $916,000 loan previously received by YES under the PPP. See “Liquidity and Capital Resources” below for additional information regarding these loans as well as information regarding the Company’s credit facility.

As of the date of this Quarterly Report on Form 10-Q, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may negatively impact, the Company’s business and results, including sales and gross margin, in the future include, but are not limited to: potential limitations on the ability of suppliers to manufacture, or the Company’s ability to procure from manufacturers, the products the Company sells, or to meet delivery requirements and commitments; limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that may restrict the Company’s operations or the operations of its customers, or require that employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; adverse impacts of the pandemic on certain industries and customers of the Company which operate in those industries, including the hospitality industry; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all.

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

Index

Results of Operations

Six and Three-Month Periods Ended December 31, 2020 Compared to the Six and Three-Month Periods Ended December 31, 2019

Revenues

Revenues for the six and three-month periods ended December 31, 2020 decreased $7.3 million, or 6%, and $9.5 million, or 14%, respectively, compared to the same periods of the prior fiscal year. The decrease in revenue was due to the continuance of local, state, and/or federal orders related to the COVID-19 pandemic, certain of which adversely impacted the normal course of business of the Company, including limiting the ability of the Company’s employees to timely complete sales, installations, and services. Additionally, there were delays in the Company’s receipt of products purchased from certain of its vendors as a result of third-party carriers experiencing limitations related to the COVID-19. Accordingly, these circumstances limited the Company’s ability to deliver products and complete installations consistent with pre-COVID-19 schedules. The decrease in revenue at certain of the Company’s operating subsidiaries was partially offset by revenues derived from businesses acquired during or following the six-month period ended December 31, 2019, including primarily Laundry Systems of Tennessee, Commercial Laundry Equipment and Yankee Equipment Systems.

Gross Profit

Gross profit for the six-month period ended December 31, 2020 decreased $196,000, or 1%, compared to the same period of the prior fiscal year, primarily as a result of the decline in revenues described above, offset in large part by more favorable product and customer mix which resulted in an increase in gross margin from 22.8% to 24.1%. Gross profit for the three-month period ended December 31, 2020 increased $305,000, or 2%, compared to the same period of the prior fiscal year, primarily as a result of more favorable product and customer mix which resulted in an increase in gross margin from 21.1% to 25.2%, largely offset by the decline in revenues.

As previously described, longer-term contracts with divisions of the federal government, including those to fulfill large complex laundry projects, generally have a lower gross margin compared to other equipment sales and, as a result, may adversely impact the Company’s gross margin. The Company believes that these longer-term contracts will result in higher gross margin opportunities over the long-term. In the absence of such longer-term federal government contracts, gross margins for the six and three-month periods ended December 31, 2020 as compared to the same periods of the prior fiscal year increased 2.2% to 26.2% and 3.0% to 25.8%, respectively.

Selling, General and Administrative Expenses

Operating expenses increased $482,000, or 2%, and $598,000, or 5%, for the six and three-month periods ended December 31, 2020, respectively, compared to the same period of the prior fiscal year. The increases in operating expenses resulted primarily from operating expenses of acquired businesses, partially offset by a decrease in sales commissions as well other cost saving initiatives, including those described above in connection with the Company’s response to the COVID-19 pandemic.

As a result of the foregoing, operating expenses as a percentage of revenues for the six and three-month periods ended December 31, 2020 were 22.9% and 24.3%, respectively, compared to 21.1% and 19.9% for the six and three-month periods ended December 31, 2019, respectively.

Index

Interest Expense

Net interest expense for the six and three-month periods ended December 31, 2020 was $319,000 and $150,000, respectively, compared to $855,000 and $433,000 for the same period of the prior fiscal year, respectively. The decrease in net interest expense is primarily due a decrease in average outstanding borrowings and a decrease in the average effective interest rate.

Income Taxes

The Company’s effective tax rate was 10.1% and (27.3)% for the six and three-month periods ended December 31, 2020, respectively, compared to 31.5% and 29.3% for the same periods of the prior fiscal year, respectively. The decrease in the effective tax rate for the six and three-month periods ended December 31, 2020 is attributable primarily to the recognition of an income tax benefit of $379,000 during the six and three months ended December 31, 2020 relating to an NOL carryback under the CARES Act, as well as to a decrease in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation.

Net Income

Net income for the six and three months ended December 31, 2020 was $979,000 and $461,000, respectively, compared to net income of $843,000 and $263,000 for the same period of the prior fiscal year, respectively. The increase in net income for the six and three-month periods ended December 31, 2020 was attributable to the above-described income tax benefit realized under the CARES Act as described above and decreases in interest expense, partially offset by a decline in revenues and increases in operating expenses, as described above. The adverse impact of the COVID-19 pandemic on net income as a result of the decline in revenues was partially offset by certain of the Company’s cost saving initiatives, as described above.

Consolidated Financial Condition

The Company’s total assets increased from $160.7 million at June 30, 2020 to $180.1 million at December 31, 2020. The increase in total assets was primarily attributable to the assets the Company acquired in connection with its acquisition of YES in November 2020 as well as increases in contract assets, operating lease assets and other assets, partially offset by a decrease in cash and accounts receivable. The increase in contract assets is due in large part to the increase in large complex laundry projects for divisions of the federal government. The Company’s total liabilities increased from $72.9 million at June 30, 2020 to $81.9 million at December 31, 2020, which was primarily attributable to the liabilities assumed by the Company in connection with its acquisition of YES in November 2020 and increases in accounts payable and accrued expenses, customer deposits, operating lease liabilities, deferred income taxes and contract liabilities, partially offset by a decrease in total debt.

Liquidity and Capital Resources

For the six-month period ended December 31, 2020, cash decreased by approximately $4.8 million compared to an increase of approximately $886,000 during the six-month period ended December 31, 2019.

Working Capital

Working capital decreased from $22.2 million at June 30, 2020 to $15.7 million at December 31, 2020, primarily reflecting lower levels of cash on hand, which was used to pay off long-term debt, and vendor deposits and higher levels of accounts payable and accrued expenses, customer deposits and contract liabilities, partially offset by higher levels of contract assets and other current assets and a decrease in the current portion of long-term debt. The increases in contract assets and contract liabilities were due in large part to the increase in large complex laundry projects for divisions of the federal government, as described above. The increase in customer deposits was attributable to the application of more stringent standards regarding the extension of credit on new sales amid the circumstances caused by the COVID-19 pandemic.

Index

Cash Flows

The following table summarizes the Company’s cash flow activity for the six months ended December 31, 2020 and 2019 (in thousands):

	Six Months Ended December 31,
	2020	2019
Net cash provided (used) by:
Operating activities	$7,425	$9,608
Investing activities	$(5,911)	$(2,639)
Financing activities	$(6,325)	$(6,083)

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the six months ended December 31, 2020, operating activities provided cash of $7.4 million compared to $9.6 million during the six months ended December 31, 2019. This $2.2 million decrease in cash provided by operating activities was primarily attributable to changes in working capital, including decreases from changes in operating assets such as contract assets and accounts receivable, partially offset by increases from changes in operating liabilities such as customer deposits, accounts payable and accrued expenses and contract liabilities.

Investing Activities

Net cash used in investing activities increased $3.3 million to $5.9 million during the six months ended December 31, 2020 compared to $2.6 million during the six months ended December 31, 2019. This $3.2 million increase was attributable primarily to cash used in connection with the Company’s acquisition of YES during November 2020, partially offset by a decrease in capital expenditures.

Financing Activities

For the six months ended December 31, 2020, financing activities used cash of $6.3 million compared to $6.1 million of cash used by financing activities during the six months ended December 31, 2019. This $242,000 increase in cash used by financing activities was attributable primarily to the increase in use of cash during the six months ended December 31, 2020 to make optional debt repayments in excess of proceeds from borrowings.

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of December 31, 2020, the Company was in compliance with its covenants under the 2018 Credit Agreement and $24.5 million was available to borrow under the revolving credit facility.

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

Index

The proceeds of the PPP Loans have been used primarily for payroll costs and, to a limited extent, other permitted purposes under the CARES Act, including rent and utility costs. Under the terms of the CARES Act, each borrower can apply for forgiveness for all or a portion of the PPP Loan and, as described below, the Company has agreed to apply, and for each of its subsidiaries that received PPP Loans to apply, for forgiveness. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act, as described above, during the 24-week period after loan origination and the maintenance or achievement of certain employee levels. While the Company believes that the proceeds of the PPP Loans have been used only for qualifying expenses in accordance with the terms of the CARES Act, any forgiveness of a PPP Loan will be subject to approval by the Lender and the U.S. Small Business Administration, which is administering the PPP under the CARES Act, and there can be no assurance that any or all of the PPP Loans will be forgiven in whole or in part.

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

As previously described, in addition to the PPP Loans obtained by the Company and certain of its subsidiaries during May 2020, in connection with Company’s acquisition of YES during November 2020, the Company, indirectly through its wholly-owned subsidiary, also assumed the approximately $916,000 loan previously obtained by YES under the PPP. The terms and conditions of such PPP loan are substantially similar to those of the PPP Loans obtained by the Company and its other subsidiaries, as described above.

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

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at December 31, 2020.

Inflation

Inflation did not have a significant effect on the Company’s results during any of the reported periods.

Index

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner-Atlantic”), leased 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, former President of Steiner-Atlantic and a former director and officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during January 2020 to run through October 31, 2020. Monthly base rental payments under the lease were $12,000; provided, however, that the monthly base rent for September and October 2020 was $1. In addition to base rent, Steiner-Atlantic was responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $25,000 and $74,000 during the six months ended December 31, 2020 and 2019, respectively, and $1 and $37,000 during the three months ended December 31, 2020 and 2019, respectively. The lease expired in accordance with its terms on October 31, 2020, and was not renewed.

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $72,000 during each of the six months ended December 31, 2020 and 2019 and $36,000 during each of the three months ended December 31, 2020 and 2019.

Index

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $126,000 during each of the six months ended December 31, 2020 and 2019 and $63,000 during each of the three months ended December 31, 2020 and 2019.

During February 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $4,000 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. In addition, during November 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $240,000 during each of the six months ended December 31, 2020 and 2019 and $120,000 during each of the three months ended December 31, 2020 and 2019.

Index

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, former President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $69,000 during each of the six months ended December 31, 2020 and 2019 and $35,000 during each of the three months ended December 31, 2020 and 2019.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $15,000 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $90,000 and $88,000 during the six months ended December 31, 2020 and 2019, respectively, and $45,000 and $44,000 during the three months ended December 31, 2020 and 2019, respectively.

During November 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, LLC (“Yankee Equipment Systems”), entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments total $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $23,000 during the six and three months ended December 31, 2020.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s 2018 Credit Agreement accrues at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one-month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of December 31, 2020, the Company had approximately $15.0 million of outstanding borrowings under the 2018 Credit Agreement with a weighted average interest rate of 1.40%. Based on the amounts outstanding at December 31, 2020, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $150,000.

Index

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at December 31, 2020 or June 30, 2020.

The Company’s cash is maintained in bank accounts which bear interest at prevailing interest rates. At December 31, 2020, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, other than the completion of the YES Acquisition during November 2020, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not have in place any formal share repurchase plans or programs. Upon request by a recipient of awards granted under the Company’s equity incentive plan, the Company may issue shares upon the vesting of restricted stock awards net of the statutory tax withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued upon vesting. The following table provides information concerning shares of the Company’s common stock treated as repurchased during the quarter ended December 31, 2020 in connection with the issuance of shares upon vesting of restricted stock awards net of statutory tax withholding requirements:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
October 1 – October 31, 2020	-	-	-	-
November 1 – November 30, 2020	10,239	$33.84	-	-
December 1 – December 31, 2020	-	-	-	-
Total	10,239	$33.84	-	-

During the quarter ended December 31, 2020, the Company did not repurchase any shares other than shares treated as repurchased upon the vesting of restricted stock awards net of statutory tax withholding requirements as described and set forth above.

Index

Item 6.Exhibits.

Exhibit
Number	Description

*10.1(1)

Agreement and Plan of Merger, dated October 9, 2020, by and among EVI Industries, Inc. and Yankee Equipment Systems, LLC, on the one hand, and Yankee Equipment Systems, Inc., Limoncelli Family 2020 Revocable Trust U/I/D June 29, 2020, and Peter Limoncelli, on the other hand (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 9, 2020)

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

* Filed with this Quarterly Report on Form 10-Q.

+ Furnished with this Quarterly Report on Form 10-Q.

(1) The schedules and exhibits to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2021		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer