Form 10-Q
period 2021-03-31
EVI INDUSTRIES, INC.
filed 2021-05-10
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 12,258,173 shares outstanding as of May 3, 2021.

Index

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the nine months ended March 31,		For the three months ended March 31,
	2021	2020	2021	2020

Revenues	$177,456	$181,379	$62,413	$59,041
Cost of sales	133,989	139,640	46,659	45,211
Gross profit	43,467	41,739	15,754	13,830
Selling, general and administrative expenses	41,330	39,302	15,025	13,479
Operating income	2,137	2,437	729	351
Interest and other (expense) income, net (Note 6)	(122)	(1,198)	197	(343)
Income before income taxes	2,015	1,239	926	8
Provision for income taxes	411	408	301	20

Net income (loss)	$1,604	$831	$625	$(12)

Net earnings (loss) per share – basic	$0.12	$0.06	$0.05	$(0.00)

Net earnings (loss) per share – diluted	$0.12	$0.06	$0.04	$(0.00)

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	March 31, 2021 (Unaudited)	June 30, 2020
Current assets
Cash	$2,919	$9,789
Accounts receivable, net of allowance for doubtful accounts of $984 and $820, respectively	21,797	23,042
Inventories, net	26,725	24,063
Vendor deposits	2,735	1,276
Contract assets	12,316	3,443
Other current assets	4,865	3,041
Total current assets	71,357	64,654

Equipment and improvements, net	10,430	7,992
Operating lease assets	7,432	5,311
Intangible assets, net	24,165	21,754
Goodwill	63,772	56,678
Other assets	6,978	4,329

Total assets	$184,134	$160,718

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
	March 31, 2021 (Unaudited)	June 30, 2020
Current liabilities
Accounts payable and accrued expenses	$30,385	$24,292
Accrued employee expenses	6,012	4,764
Customer deposits	11,115	8,511
Contract liabilities	2,675	558
Current portion of long-term debt	2,680	2,680
Current portion of operating lease liabilities	2,091	1,672
Total current liabilities	54,958	42,477

Deferred tax liabilities, net	3,601	1,728
Long-term operating lease liabilities	5,971	3,657
Long-term debt, net	20,071	25,030

Total liabilities	84,601	72,892

Commitments and contingencies (Note 12)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; authorized shares – 20,000,000; 12,371,415 shares issued at March 31, 2021 and 12,029,910 shares issued at June 30, 2020, including shares held in treasury	309	301
Additional paid-in capital	89,851	79,127
Retained earnings	12,014	10,410
Treasury stock, 113,242 shares at March 31, 2021 and 95,396 shares at June 30, 2020, at cost	(2,641)	(2,012)
Total shareholders’ equity	99,533	87,826
Total liabilities and shareholders’ equity	$184,134	$160,718

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Nine months ended March 31, 2021

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2020	12,029,910	$301	$79,127	95,396	$(2,012)	$10,410	$87,826

Share repurchases	-	-	-	17,846	(629)	-	(629)

Vesting of restricted shares	51,701	1	(1)	-	-	-	-

Issuances of shares under employee stock purchase plan	693	-	21	-	-	-	21

Issuances of shares in connection with acquisitions	289,111	7	8,870	-	-	-	8,877

Stock compensation	-	-	1,834	-	-	-	1,834

Net income	-	-	-	-	-	1,604	1,604
Balance at March 31, 2021	12,371,415	$309	$89,851	113,242	$(2,641)	$12,014	$99,533

	Three months ended March 31, 2021

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at December 31, 2020	12,340,591	$309	$88,855	105,635	$(2,358)	$11,389	$98,195

Share repurchases	-	-	-	7,607	(283)	-	(283)

Vesting of restricted shares	20,098	-	-	-	-	-	-

Issuances of shares in connection with acquisitions	10,726	-	356	-	-	-	356

Stock compensation	-	-	640	-	-	-	640

Net income	-	-	-	-	-	625	625
Balance at March 31, 2021	12,371,415	$309	$89,851	113,242	$(2,641)	$12,014	$99,533

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Nine months ended March 31, 2020
			Additional				Common Stock Related to
	Common Stock		Paid-in	Treasury Stock		Retained	Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at June 30, 2019	11,825,615	$296	$73,010	72,934	$(1,439)	$9,635	$(4,240)	$77,262

Share repurchases	-	-	-	15,372	(425)	-	-	(425)

Vesting of restricted shares	29,880	-	-	-	-	-	-	-

Issuances of shares under employee stock purchase plan	1,022	-	26	-	-	-	-	26

Issuances of shares in connection with acquisitions	132,726	4	3,766	-	-	-	4,240	8,010

Stock compensation	13,550	-	1,724	-	-	-	-	1,724

Net income	-	-	-	-	-	831	-	831
Balance at March 31, 2020	12,002,793	$300	$78,526	88,306	$(1,864)	$10,466	$-	$87,428

	Three months ended March 31, 2020
			Additional				Common Stock Related to
	Common Stock		Paid-in	Treasury Stock		Retained	Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at December 31, 2019	11,893,567	$297	$75,244	83,044	$(1,748)	$10,478	$-	$84,271

Share repurchases	-	-	-	5,262	(116)	-	-	(116)

Issuances of shares in connection with acquisitions	95,676	3	2,473	-	-	-	-	2,476

Stock compensation	13,550	-	809	-	-	-	-	809

Net loss	-	-	-	-	-	(12)	-	(12)
Balance at March 31, 2020	12,002,793	$300	$78,526	88,306	$(1,864)	$10,466	$-	$87,428

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31, 2021	March 31, 2020
Operating activities:
Net income	$1,604	$831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,388	2,692
Amortization of debt discount	41	41
Provision for bad debt expense	252	136
Non-cash lease expense	47	24
Share-based compensation	1,834	1,724
Inventory reserve	(178)	133
Provision for deferred income taxes	953	416
Other	(277)	(85)
(Increase) decrease in operating assets:
Accounts receivable	2,799	4,961
Inventories	(674)	902
Vendor deposits	(1,459)	(210)
Contract assets	(8,873)	2,371
Other assets	(2,153)	(602)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	3,323	(1,076)
Accrued employee expenses	684	(1,168)
Customer deposits	2,062	3,257
Contract liabilities	2,117	(20)
Net cash provided by operating activities	5,490	14,327
Investing activities:
Capital expenditures	(1,934)	(2,785)
Cash paid for acquisitions, net of cash acquired	(4,818)	(1,334)
Net cash used by investing activities	(6,752)	(4,119)
Financing activities:
Proceeds from borrowings	37,500	8,000
Debt repayments	(42,500)	(18,930)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(629)	(425)
Issuances of common stock under employee stock purchase plan	21	26
Net cash used by financing activities	(5,608)	(11,329)
Net decrease in cash	(6,870)	(1,121)
Cash at beginning of period	9,789	5,038
Cash at end of period	$2,919	$3,917

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31, 2021	March 31, 2020
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$388	$1,215
Cash paid during the period for income taxes	$526	$224

Supplemental disclosure of non-cash financing activities:
Common stock issued for acquisitions	$8,877	$3,770
Forgiveness of PPP Loan	$916	$-

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

As a precautionary measure in order to increase its cash position and preserve financial flexibility in light of the uncertainties resulting from the COVID-19 pandemic, during May 2020, the Company and certain of its subsidiaries received loans (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the aggregate principal amount of approximately $6.9 million. As described in further detail in Note 14 below, during April 2021, the Company and its applicable subsidiaries applied for forgiveness of the PPP Loans. There is no assurance that the PPP Loans will be forgiven in whole or at all. Additionally, in connection with its acquisition of Yankee Equipment Systems during November 2020, the Company, indirectly through its wholly-owned subsidiary, assumed the approximately $916,000 loan previously received by Yankee Equipment Systems under the PPP. During the quarter ended March 31, 2021, the loan to Yankee Equipment Systems under the PPP was forgiven by the lender. The Company did not recognize any gain on extinguishment of this debt, as the seller of Yankee Equipment Systems had agreed to indemnify the Company with respect to any portion of this loan which was not forgiven. See Note 7 below for additional information regarding these loans as well as information regarding the Company’s credit facility.

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

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note (3) – Recently Issued Accounting Guidance: In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which will change the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other specified instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard will also require enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The guidance must be applied using a cumulative-effect transition method. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years (the fiscal year ending June 30, 2022 for the Company), with early adoption permitted. The Company is currently evaluating the impact that adopting this guidance may have on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new guidance provides (i) temporary optional guidance to ease the potential burden in accounting for reference rate reform and (ii) optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. The provisions of this update are only available until March 31, 2022, when the reference rate replacement activity is expected to be completed. The Company is currently evaluating the potential adoption of this guidance and the impact, if any, that it may have on the Company’s consolidated financial statements.

Other than as described above, management does not believe that accounting standards and updates which have been issued but are not yet effective will have a material impact on the Company’s consolidated financial statements upon adoption.

Note (4) - Acquisitions:

YES Acquisition

On November 3, 2020, the Company acquired Yankee Equipment Systems, Inc. (“YES”), pursuant to a merger whereby YES merged with and into, and became, a wholly-owned subsidiary of the Company (the “YES Acquisition”). YES is a New Hampshire-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. This acquisition expanded the Company’s footprint in the Northeast region of the United States. The consideration paid by the Company in connection with the merger consisted of $5.3 million in cash and 278,385 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility. The Company, indirectly through its wholly-owned subsidiary, also assumed YES’s obligations under the approximately $916,000 loan obtained by it under the PPP, as described in further detail under Note 7 below. Fees and expenses related to the YES Acquisition, consisting primarily of legal and other professional fees, totaled approximately $144,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the nine months ended March 31, 2021. The total purchase price for accounting purposes was $13.8 million, which included cash acquired of $792,000.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Allocation of purchase price consideration:
Accounts receivable	$1,581
Inventory	1,554
Other assets	1,812
Property, plant and equipment	1,850
Intangible assets	3,800
Accounts payable and accrued expenses	(1,867)
Accrued employee expenses	(534)
Customer deposits	(485)
Deferred tax liabilities	(920)
Assumption of debt	(916)
Total identifiable net assets	5,875
Goodwill	7,121
Total	$12,996

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

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

ELS Acquisition

On January 15, 2021, the Company completed the acquisition (the “ELS Acquisition”) of Baystate Business Ventures d/b/a Eastern Laundry Systems (“ELS”), a Massachusetts-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The acquisition was completed by the Company, indirectly through a wholly-owned subsidiary, which purchased substantially all of the assets and assumed certain of the liabilities of ELS. The total consideration for the transaction consisted of $400,000 in cash, net of $57,000 of cash acquired, and the issuance of 10,726 shares of the Company’s common stock. The Company funded the cash consideration for the acquisition with credit facility borrowings. The acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, based on their respective fair values as of the closing date, and the excess of the fair value of the acquired net assets over the purchase price has been recognized as a bargain purchase gain in the condensed consolidated statements of operations for the three and nine months ended March 31, 2021. Based on the Company’s preliminary analysis of working capital and valuation-related items, the Company recognized a bargain purchase gain of $361,000 in connection with the ELS Acquisition during the quarter ended March 31, 2021. The purchase price allocations are considered preliminary, as the Company is still assessing certain working capital and valuation-related items. Any change to the preliminary estimate of working capital and valuation-related items and the related deferred tax liability will be recognized as an adjustment to the bargain purchase gain.

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the YES Acquisition and ELS Acquisition as described above, as if the Company had completed each such transaction on July 1, 2019, using the estimated fair values of the assets acquired and liabilities assumed. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the transactions had occurred on the date assumed, nor are they indicative of future results of operations.

	For the nine months ended March 31,
(in thousands)	2021 (Unaudited)	2020 (Unaudited)
Revenues	$189,810	$208,001
Net income	2,016	1,888

The Company’s consolidated results of operations for the nine months ended March 31, 2021 include total revenue of approximately $9.5 million and total net income of approximately $204,000 attributable to YES and ELS, based on the consolidated effective tax rate. These results of the acquired businesses do not include the effects of acquisition costs or interest expense associated with the consideration paid in connection with the acquisitions.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note (5) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the nine and three months ended March 31, 2021 and 2020 are computed as follows (in thousands, except per share data):

	For the nine months ended March 31,		For the three months ended March 31,
	2021 (Unaudited)	2020 (Unaudited)	2021 (Unaudited)	2020 (Unaudited)

Net income (loss)	$1,604	$831	$625	$(12)

Less: distributed and undistributed income allocated to unvested restricted common stock	143	68	56	-
Net income (loss) allocated to EVI Industries, Inc. shareholders	$1,461	$763	$569	$(12)
Weighted average shares outstanding used in basic earnings per share	12,101	11,815	12,252	11,872
Dilutive common share equivalents	444	373	533	-
Weighted average shares outstanding used in diluted earnings per share	12,545	12,188	12,785	11,872
Basic earnings per share	$0.12	$0.06	$0.05	$0.00
Diluted earnings per share (1)	$0.12	$0.06	$0.04	$0.00

(1)	For the three-month period ended March 31, 2020, potential common shares under the treasury stock method were anti-dilutive because the Company reported a net loss in the period.

At March 31, 2021 and 2020, other than 1,202,275 shares and 1,068,753 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (6) – Interest and other income (expense), net: Interest and other income (expense), net for the nine and three months ended March 31, 2021 and 2020 are as follows (in thousands):

	For the nine months ended March 31,		For the three months ended March 31,
	2021 (Unaudited)	2020 (Unaudited)	2021 (Unaudited)	2020 (Unaudited)

Bargain purchase gain	$361	$-	$361	$-
Interest (expense), net	(483)	(1,198)	(164)	(343)
Interest and other income (expense), net	$(122)	$(1,198)	$197	$(343)

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note (7) - Debt: Long-term debt as of March 31, 2021 and June 30, 2020 are as follows (in thousands):

	March 31, 2021	June 30, 2020
Revolving Line of Credit	$16,000	$21,000
PPP Loans	6,892	6,892
Less: unamortized discount and deferred financing costs	(141)	(182)
Total debt, net	22,751	27,710
Less: current maturities of long-term debt	(2,680)	(2,680)
Total long-term debt	$20,071	$25,030

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of March 31, 2021, the Company was in compliance with its covenants under the 2018 Credit Agreement and $25.0 million was available to borrow under the revolving credit facility.

The obligations of the Company under the 2018 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

On May 21, 2020, the Company and certain of its subsidiaries received PPP Loans totaling approximately $6.9 million in principal amount from Fifth Third Bank, N.A. (the “Lender”) under the PPP established under the CARES Act. Each PPP Loan is evidenced by a promissory note dated May 21, 2020 (each, a “Promissory Note”) issued by the applicable borrower to the Lender. The term of each PPP Loan is two years. The interest rate on each PPP Loan is 1.00%, which was deferred for the first six months of the term of the PPP Loan. The Promissory Note evidencing each PPP Loan is in the Lender’s standard form for loans made by it under the PPP and contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the Promissory Note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the applicable PPP Loan, collection of all other amounts owing from the borrower, and filing suit and obtaining judgment against the borrower. Each PPP Loan may be prepaid in whole or in part at any time without penalty.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The proceeds of the PPP Loans have been used primarily for payroll costs and, to a limited extent, other permitted purposes under the CARES Act, including rent and utility costs. Under the terms of the CARES Act, each borrower can apply for forgiveness for all or a portion of the PPP Loan and, as described below, the Company has agreed to apply, and for each of its subsidiaries that received PPP Loans to apply, for forgiveness. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act, as described above, during the 24-week period after loan origination and the maintenance or achievement of certain employee levels. As described in further detail in Note 14 below, during April 2021, the Company and its applicable subsidiaries applied for forgiveness of the PPP Loans. While the Company believes that the proceeds of the PPP Loans have been used only for qualifying expenses in accordance with the terms of the CARES Act, any forgiveness of a PPP Loan will be subject to approval by the Lender and the U.S. Small Business Administration (“SBA”), which is administering the PPP under the CARES Act, and there can be no assurance that any or all of the PPP Loans will be forgiven in whole or in part.

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

As previously described, in addition to the PPP Loans obtained by the Company and certain of its subsidiaries during May 2020, in connection with the YES Acquisition during November 2020, the Company, indirectly through its wholly-owned subsidiary, also assumed the approximately $916,000 loan previously obtained by YES under the PPP. The terms and conditions of such PPP loan were substantially similar to those of the PPP Loans obtained by the Company and its other subsidiaries, as described above. Under the merger agreement related to the YES Acquisition, the Company was entitled to indemnification for any required repayment of the loan to YES under the PPP. During the quarter ended March 31, 2021, the loan to YES under the PPP was forgiven by the SBA. The Company determined that the fair value of its right to indemnification was equal to the amount forgiven by the SBA. Accordingly, the Company did not recognize any gain on the extinguishment of this debt.

Note (8) – Leases:

Company as Lessee

The Company leases warehouse and distribution facilities, administrative office space and service and other fleet vehicles, generally for terms of three to ten years.

Effective July 1, 2019, the Company adopted ASC Topic 842, Leases (“ASC 842” or “Topic 842”), which, among other things, requires lessees to recognize substantially all leases on their balance sheets and disclose certain additional key information about leasing arrangements. The new standard established a right-of-use model that requires a lessee to recognize a right-of-use asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases are required to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted this standard using the modified retrospective transition approach, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption without restatement of prior periods.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

As of March 31, 2021, the Company had 27 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2021 and 2030. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of March 31, 2021. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Total Operating Lease Obligations (in thousands)
2021 (remainder of)	$586
2022	2,258
2023	1,864
2024	986
2025	700
Thereafter	2,347
Total minimum lease payments	$8,741
Less: amounts representing interest	679
Present value of minimum lease payments	$8,062
Less: current portion	2,091
Long-term portion	$5,971

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The table below presents additional information related to the Company’s operating leases (in thousands):

	Nine months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
Operating lease cost
Operating lease cost (1)	$1,475	$1,412	$482	$507
Short-term lease cost (1)	12	153	-	39
Variable lease cost (1)	287	113	122	64
Total lease cost	$1,774	$1,678	$604	$610

(1)	Expenses are classified within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

The table below presents lease-related terms and discount rates as of March 31, 2021:

March 31, 2021
Weighted average remaining lease terms
Operating leases	5.6 years
Weighted average discount rate
Operating leases	3.0%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the nine months ended March 31, 2021 and 2020 (in thousands):

	Nine months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	$1,475	$1,412
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$3,793	$1,366

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

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments Receivable	Amortization of Unearned Income	Net Investment in Sales Type Leases
2021 (remainder of)	$792	$440	$352
2022	2,753	1,516	1,237
2023	2,133	1,134	999
2024	1,545	777	768
2025	960	454	506
Thereafter	914	406	508
			$4,370	*
* Excludes residual values of $2.3 million.

The total net investments in sales type leases, including stated residual values, as of March 31, 2021 and June 30, 2020 was $6.6 million and $3.9 million, respectively. The current portion of $1.2 million and $0.7 million is included in other current assets in the consolidated balance sheets as of March 31, 2021 and June 30, 2020, respectively, and the long term portion of $5.4 million and $3.2 million is included in other assets in the consolidated balance sheets as of March 31, 2021 and June 30, 2020, respectively.

Note (9) - Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of March 31, 2021 and June 30, 2020, the Company had net deferred tax liabilities of approximately $3.6 million and $1.7 million, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of March 31, 2021, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the nine and three months ended March 31, 2021 and 2020, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of March 31, 2021, the Company was subject to potential federal and state tax examinations for the tax years 2017 through 2020.

The CARES Act, among its other provisions, includes tax provisions relating to refundable payroll tax credits, deferral of employer’s social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP), and financing options. During the nine months ended March 31, 2021, the Company recognized an income tax benefit of $379,000 from a NOL carryback under the CARES Act. Other than with respect to the NOL carryback, the Company’s income tax provision for fiscal 2020 and the first, second and third quarter of fiscal 2021 was not materially impacted by the provisions of the CARES Act.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note (10) – Equity Plans:

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

During the nine months ended March 31, 2021, restricted stock awards of a total of 8,624 shares and 204,014 restricted stock units were granted under the Plan. During the three months ended March 31, 2021, 2,400 restricted stock units were granted under the Plan. During the nine months ended March 31, 2021, restricted stock awards of a total of 1,492 shares were forfeited and returned to the Plan. There were no shares forfeited during the three months ended March 31, 2021. During the nine months ended March 31, 2020, restricted stock awards of a total of 187,169 shares, 28,110 restricted stock units, and 13,550 stock awards were granted under the Plan. During three months ended March 31, 2020, restricted stock awards of a total of 180,669 shares, 16,000 restricted stock units, and 13,550 stock awards were granted under the Plan. Stock awards represent shares of the Company’s common stock issued under the Plan which are held by the recipient upon grant without any future risk of forfeiture. There were no shares forfeited during the nine or three months ended March 31, 2020.

For the nine months ended March 31, 2021 and 2020, non-cash share-based compensation expense related to awards granted under the Plan totaled $1.8 million and $1.7 million, respectively. For the three months ended March 31, 2021 and 2020, non-cash share-based compensation expense related to awards granted under the Plan totaled $640,000 and $809,000, respectively.

As of March 31, 2021, the Company had $15.3 million and $7.4 million of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted-average period of 17.3 years and 11.4 years, respectively.

The following is a summary of non-vested restricted stock activity as of and for the nine months ended March 31, 2021:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2020	987,220	$19.40	55,610	$30.31
Granted	8,624	30.61	204,014	31.03
Vested	(49,170)	17.20	(2,531)	26.40
Forfeited	(1,492)	33.53	-	-
Non-vested awards or units outstanding at March 31, 2021	945,182	$19.59	257,093	$30.92

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Employee Stock Purchase Plan

The Company’s employee stock purchase plan provides for six-month offering periods ending on December 31 and June 30 of each year. During the nine months ended March 31, 2021, 693 shares of common stock were issued under the Company’s employee stock purchase plan for which the Company received net proceeds of $21,000. During the nine months ended March 31, 2020, 1,022 shares of common stock were issued under the Company’s employee stock purchase plan for which the Company received net proceeds of $26,000. No shares were issued under the Company’s employee stock purchase plan during the three months ended March 31, 2021or 2020.

Note (11) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner-Atlantic”), leased 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, former President of Steiner-Atlantic and a former director and officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during January 2020 to run through October 31, 2020. Monthly base rental payments under the lease were $12,000; provided, however, that the monthly base rent for September and October 2020 was $1. In addition to base rent, Steiner-Atlantic was responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease expired in accordance with its terms on October 31, 2020, and was not renewed. Payments under this lease totaled approximately $25,000 and $111,000 during the nine months ended March 31, 2021 and 2020, respectively, and $37,000 during the three months ended March 31, 2020.

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $108,000 during each of the nine months ended March 31, 2021 and 2020 and $36,000 during each of the three months ended March 31, 2021 and 2020.

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $189,000 during each of the nine months ended March 31, 2021 and 2020 and $63,000 during each of the three months ended March 31, 2021 and 2020.

During February 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $4,000 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. In addition, during November 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $360,000 during each of the nine months ended March 31, 2021 and 2020 and $120,000 during each of the three months ended March 31, 2021 and 2020.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, former President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $103,000 during each of the nine months ended March 31, 2021 and 2020 and $35,000 during each of the three months ended March 31, 2021 and 2020.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $15,000 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $135,000 and $132,000 during the nine months ended March 31, 2021 and 2020, respectively, and $45,000 and $44,000 during the three months ended March 31, 2021 and 2020, respectively.

During November 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, LLC (“Yankee Equipment Systems”), entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments total $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $57,000 and $35,000 during the nine and three months ended March 31, 2021, respectively.

Note (12) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. At March 31, 2021 and June 30, 2020, no such performance or payment bonds were outstanding.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

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

Note (13) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2020	$56,678
Goodwill from acquisition (1)	7,121
Working capital adjustments (2)	(27)
Balance at March 31, 2021	$63,772

(1)	Relates to the YES Acquisition which was consummated during November 2020, as described in Note 4, “Acquisitions.”
(2)	Relates to working capital adjustments from business acquisitions consummated by the Company during the fiscal year ended June 30, 2020.

Note (14) – Subsequent Events:

In April 2021, the Company and its applicable subsidiaries applied to the SBA for forgiveness of all of the PPP Loans previously obtained by them, as previously described, including in Note 7, “Debt.” While the Company believes that the use of the loan proceeds will meet the conditions for forgiveness of the loan, forgiveness of each PPP Loan will be in the discretion of the Lender and the SBA. The Company cannot assure that the PPP Loans will be forgiven, in whole or in part. To the extent any PPP Loan is not forgiven in full, the portion of the PPP Loan which is not forgiven will be required to be fully repaid on or before maturity in May 2022.

Index

Item 2.Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; risks relating to the COVID-19 pandemic and the rapidly changing effects thereof and developments with respect thereto, including the impact of the COVID-19 pandemic on the Company and its business, financial condition, liquidity and results, which in large part will depend on future developments and are highly uncertain and beyond the Company’s control, the length and severity of the COVID-19 pandemic and the pace of recovery following the COVID-19 pandemic, the success of actions taken or which may be taken by the Company in response to the COVID-19 pandemic, volatility in the economy, including in the credit markets, supply chain disruptions, reduced demand for products and services, delays in the fulfillment of orders, business restrictions, worker absenteeism, quarantines and other health-related restrictions, governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic, the impact of the COVID-19 pandemic on the Company’s suppliers and customers, including those operating in certain industries (including the hospitality industry), the impact of the provisions of the CARES Act on the Company’s income taxes, the potential impairment of goodwill or other intangible assets, and risks related to the PPP Loans obtained by the Company and certain of its subsidiaries, including that there is no assurance that any or all of the PPP Loans will be forgiven and that, while the Company believes that the certifications made by it in connection with the loan applications are accurate, the applications will be reviewed and may subject the Company to potential liability if determined to be inaccurate; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s ”buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions, including that preliminary valuations are subject to change and any such change may impact the Company’s results (including in the event of any change which results in an adjustment to the bargain purchase gain recognized by the Company in connection with its acquisition of ELS during January 2021); the risk that market share growth tactics and investments and expenses in pursuit of growth, including those incurred in connection with the Company’s “buy-and-build” growth strategy, or otherwise may not result in the benefits anticipated; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion and pursuit of growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries and the costs and timing of the Company’s efforts with respect thereto; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in higher gross margin sale of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing of revenue expected to be recognized in future periods and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

Growth Strategy; Acquisition History

During 2015, the Company implemented a “buy-and-build” growth strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The Company generally seeks to structure acquisitions to include both cash and stock consideration.

Since the implementation of its “buy-and-build” growth strategy in 2015, the Company has consummated 16 business acquisitions, which includes the Company’s acquisitions of Yankee Equipment Systems, Inc. (“YES”) during November 2020 and Baystate Business Ventures d/b/a Eastern Laundry Systems (“ELS”) during January 2021, as described in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. The Company has effected each business acquisition through a wholly-owned subsidiary which acquires the business or assets thereof, whether by an asset purchase or merger, and operates the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements.

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

The Company pursues market share growth using a variety of strategies aimed at increasing the installed base of the wide range of commercial laundry equipment the Company represents. Certain market share growth tactics may, from time to time, result in lower gross margins. However, the Company believes that a greater installed base of equipment strengthens the Company’s existing customer relationships and may lead to increases in the total number of customers, consequently creating a larger and stronger customer base to which the Company may sell products and services. These may include certain higher margin products and services and any additional products and services which the Company may offer or sell from time to time as a result of any business acquisitions, the sale or lease of complementary products, and expansion of its service operations. From time to time, the Company also enters into longer-term contracts, including to fulfill large complex laundry projects for divisions of the federal government, where the nature of, and competition for, such contracts may result in a lower gross margin as compared to other equipment sales. Despite the potential for a lower gross margin from such longer-term contracts, the Company believes that the long-term benefit from the increase in its installed equipment will outweigh the possible short-term impact to gross margin.

Index

Further, as a value-added distributor and a provider of technical services in the commercial laundry industry, the Company partners with its customers to plan, design, install, and maintain their commercial laundry operations. The nature of the Company’s business not only requires an experienced and well-trained sales organization to procure customer orders, but also requires proper, timely, and cost-effective installation ranging from single units of equipment to complex multimillion dollar laundry systems. Such installations also require coordination and collaboration with the Company’s customers and any third parties they may retain. Consequently, the recognition of revenue and profit may from time to time be impacted by delays in construction and/or the preparation of customer facilities for the installation of purchased commercial laundry equipment and systems. This may result in decreased revenue and profit in a current period but a source of future revenue and profit through the ultimate fulfillment of the orders.

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

As a precautionary measure in order to increase its cash position and preserve financial flexibility in light of the uncertainties resulting from the COVID-19 pandemic, during May 2020, the Company and certain of its subsidiaries received loans (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the aggregate principal amount of approximately $6.9 million. During April 2021, the Company and its applicable subsidiaries applied for forgiveness of the PPP Loans. There is no assurance that the PPP Loans will be forgiven in whole or at all. Additionally, in connection with its acquisition of YES during November 2020, the Company, indirectly through its wholly-owned subsidiary, assumed the approximately $916,000 loan previously received by YES under the PPP. During the quarter ended March 31, 2021, the loan to YES under the PPP was forgiven by the U.S. Small Business Administration (the “SBA”). The Company did not recognize any gain on extinguishment of this debt, as the seller of YES had agreed to indemnify the Company with respect to any portion of this loan which was not forgiven. See “Liquidity and Capital Resources” below for additional information regarding these loans as well as information regarding the Company’s credit facility.

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

Index

Results of Operations

Nine and Three-Month Periods Ended March 31, 2021 Compared to the Nine and Three-Month Periods Ended March 31, 2020

Revenues

Revenues for the nine and three-month periods ended March 31, 2021 decreased $3.9 million, or 2%, and increased $3.4 million, or 6%, respectively, compared to the same periods of the prior fiscal year. The decrease in revenue for the nine-month period was due to the continuance of local, state, and/or federal orders related to the COVID-19 pandemic, certain of which adversely impacted the normal course of business of the Company, including limiting the ability of the Company’s employees to timely complete sales, installations, and services. Additionally, there were delays in the Company’s receipt of products purchased from certain of its vendors as a result of third-party carriers experiencing limitations related to the COVID-19. Accordingly, these circumstances limited in certain instances the Company’s ability to deliver products and complete installations consistent with pre-COVID-19 schedules. The increase in revenue for the three-month period was due to a reduced adverse impact of the COVID-19 pandemic and the completion of projects initially delayed by the COVID-19 pandemic. In addition, while revenue at certain of the Company’s operating subsidiaries decreased, the Company’s revenues for the three and nine months ended March 31, 2021 benefited from the results of businesses acquired during or following the nine-month period ended March 31, 2020, including primarily Laundry Systems of Tennessee, Commercial Laundry Equipment and Yankee Equipment Systems.

Gross Profit

Gross profit for the nine and three-month periods ended March 31, 2021 increased $1.7 million, or 4%, and $1.9 million, or 14%, respectively, compared to the same periods of the prior fiscal year, primarily as a result of more favorable product and customer mix which resulted in an increase in gross margin from 23.0% to 24.5% and from 23.4% to 25.2% for the nine and three-month periods, respectively.

As previously described, longer-term contracts with divisions of the federal government, including those to fulfill large complex laundry projects, generally have a lower gross margin compared to other equipment sales and, as a result, may adversely impact the Company’s gross margin. The Company believes that these longer-term contracts will result in higher gross margin opportunities over the long-term. In the absence of such longer-term federal government contracts, gross margins for the nine and three-month periods ended March 31, 2021 as compared to the same periods of the prior fiscal year increased 2.0% to 25.9% and 1.8% to 25.5%, respectively.

Selling, General and Administrative Expenses

Operating expenses increased $2.0 million, or 5%, and $1.5 million, or 11%, for the nine and three-month periods ended March 31, 2021, respectively, compared to the same periods of the prior fiscal year. The increases in operating expenses resulted primarily from operating expenses of acquired businesses, partially offset by a decrease in sales commissions as well other cost saving initiatives, including those described above in connection with the Company’s response to the COVID-19 pandemic.

As a result of the foregoing, operating expenses as a percentage of revenues for the nine and three-month periods ended March 31, 2021 were 23.3% and 24.1%, respectively, compared to 21.7% and 22.8% for the nine and three-month periods ended March 31, 2020, respectively.

Index

Interest and Other (Expense) Income, Net

Interest and other expense, net for the nine-month period ended March 31, 2021 was $122,000 compared to interest and other expense, net of $1.2 million for the nine-month period ended March 31, 2020. Interest and other income, net for the three-month period ended March 31, 2021 was $197,000, compared to interest and other expense, net of $343,000 for three-month period ended March 31, 2020. The increases in interest and other income, net were attributable primarily to the $361,000 bargain purchase gain recognized in connection with the Company’s acquisition of ELS during January 2021 and the decrease in net interest expense primarily due to a decrease in average outstanding borrowings and a decrease in the average effective interest rate.

Income Taxes

The Company’s effective tax rate was 20.4% and 32.5% for the nine and three-month periods ended March 31, 2021, respectively, compared to 32.9% and 250.0% for the same periods of the prior fiscal year, respectively. The decrease in the effective tax rate for the nine and three-month periods ended March 31, 2021 is attributable primarily to the recognition of an income tax benefit of $379,000 during the nine and three months ended March 31, 2021 relating to an NOL carryback under the CARES Act, as well as to a decrease in the net impact of permanent book-tax differences resulting primarily from the bargain purchase gain recognized in connection with the Company’s acquisition of ELS and nondeductible compensation.

Net Income

Net income for the nine and three months ended March 31, 2021 was $1.6 million and $625,000, respectively, compared to net income of $831,000 and net loss of $12,000 for the same periods of the prior fiscal year, respectively. The increase in net income for the nine-month period ended March 31, 2021 was attributable primarily to the $361,000 bargain purchase gain recognized in connection with the Company’s acquisition of ELS during January 2021 and the above-described income tax benefit realized under the CARES Act as described above and decreases in interest expense, partially offset by a decline in revenues and increases in operating expenses, as described above. The adverse impact of the COVID-19 pandemic on net income as a result of the decline in revenues was partially offset by certain of the Company’s cost saving initiatives, as described above. The increase in net income for the three-month period ended March 31, 2021 was attributable primarily to the bargain purchase gain recognized in connection with the Company’s acquisition of ELS, the increase in revenues, the decrease in interest expense and the success of certain of the Company’s cost saving initiatives, all as described in further detail above.

Consolidated Financial Condition

The Company’s total assets increased from $160.7 million at June 30, 2020 to $184.1 million at March 31, 2021. The increase in total assets was primarily attributable to the assets the Company acquired in connection with its acquisition of YES in November 2020 as well as increases in contract assets, operating lease assets and other assets, partially offset by a decrease in cash and accounts receivable. The increase in contract assets is due in large part to the increase in large complex laundry projects for divisions of the federal government. The Company’s total liabilities increased from $72.9 million at June 30, 2020 to $84.6 million at March 31, 2021, which was primarily attributable to the liabilities assumed by the Company in connection with its acquisition of YES in November 2020 and increases in accounts payable and accrued expenses, customer deposits, operating lease liabilities, deferred income taxes and contract liabilities, partially offset by a decrease in total debt.

Liquidity and Capital Resources

For the nine-month period ended March 31, 2021, cash decreased by approximately $6.9 million compared to a decrease of approximately $1.1 million during the nine-month period ended March 31, 2020.

Working Capital

Working capital decreased from $22.2 million at June 30, 2020 to $16.4 million at March 31, 2021, primarily reflecting lower levels of cash on hand, which was used to pay off long-term debt, and higher levels of accounts payable and accrued expenses, customer deposits and contract liabilities, partially offset by higher levels of contract assets and other current assets and inventory. The increases in contract assets and contract liabilities were due in large part to the increase in large complex laundry projects for divisions of the federal government, as described above. The increase in customer deposits was attributable to the application of more stringent standards regarding the extension of credit on new sales amid the circumstances caused by the COVID-19 pandemic. The increase in inventory was attributable to the assets acquired by the Company in connection with its acquisition of YES in November 2020.

Index

Cash Flows

The following table summarizes the Company’s cash flow activity for the nine months ended March 31, 2021 and 2020 (in thousands):

	Nine Months Ended March 31,
	2021	2020
Net cash provided (used) by:
Operating activities	$5,490	$14,327
Investing activities	$(6,752)	$(4,119)
Financing activities	$(5,608)	$(11,329)

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the nine months ended March 31, 2021, operating activities provided cash of $5.5 million compared to $14.3 million during the nine months ended March 31, 2020. This $8.8 million decrease in cash provided by operating activities was primarily attributable to changes in working capital, including decreases from changes in operating assets such as contract assets and vendor deposits, partially offset by increases from changes in operating liabilities such as customer deposits, accounts payable and accrued expenses and contract liabilities.

Investing Activities

Net cash used in investing activities increased $2.6 million to $6.8 million during the nine months ended March 31, 2021 compared to $4.1 million during the nine months ended March 31, 2020. This $2.6 million increase was attributable primarily to cash used in connection with the Company’s acquisition of YES during November 2020 and, to a lesser extent, the acquisition of ELS during January 2021, partially offset by a decrease in capital expenditures.

Financing Activities

For the nine months ended March 31, 2021, financing activities used cash of $5.6 million compared to $11.3 million of cash used by financing activities during the nine months ended March 31, 2020. This $5.7 million decrease in cash used by financing activities was attributable primarily to lower optional debt repayments during the nine months ended March 31, 2021 in excess of proceeds from borrowings.

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of March 31, 2021, the Company was in compliance with its covenants under the 2018 Credit Agreement and $25.0 million was available to borrow under the revolving credit facility.

On May 21, 2020, the Company and certain of its subsidiaries received PPP Loans totaling approximately $6.9 million in principal amount from Fifth Third Bank, N.A. (the “Lender”) under the PPP established under the CARES Act. Each PPP Loan is evidenced by a promissory note dated May 21, 2020 (each, a “Promissory Note”) issued by the applicable borrower to the Lender. The term of each PPP Loan is two years. The interest rate on each PPP Loan is 1.00%, which was deferred for the first six months of the term of the PPP Loan. The Promissory Note evidencing each PPP Loan is in the Lender’s standard form for loans made by it under the PPP and contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties or other provisions of the Promissory Note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the applicable PPP Loan, collection of all other amounts owing from the borrower, and filing suit and obtaining judgment against the borrower. Each PPP Loan may be prepaid in whole or in part at any time without penalty.

Index

The proceeds of the PPP Loans have been used primarily for payroll costs and, to a limited extent, other permitted purposes under the CARES Act, including rent and utility costs. Under the terms of the CARES Act, each borrower can apply for forgiveness for all or a portion of the PPP Loan and, as described below, the Company has agreed to apply, and for each of its subsidiaries that received PPP Loans to apply, for forgiveness. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds in accordance with the terms of the CARES Act, as described above, during the 24-week period after loan origination and the maintenance or achievement of certain employee levels. During April 2021, the Company and its applicable subsidiaries applied for forgiveness of the PPP Loans. While the Company believes that the proceeds of the PPP Loans have been used only for qualifying expenses in accordance with the terms of the CARES Act, any forgiveness of a PPP Loan will be subject to approval by the Lender and the SBA, which is administering the PPP under the CARES Act. There can be no assurance that any or all of the PPP Loans will be forgiven in whole or in part. To the extent any PPP Loan is not forgiven in full, the portion of the PPP Loan which is not forgiven will be required to be fully repaid on or before maturity in May 2022.

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

As previously described, in addition to the PPP Loans obtained by the Company and certain of its subsidiaries during May 2020, in connection with Company’s acquisition of YES during November 2020, the Company, indirectly through its wholly-owned subsidiary, also assumed the approximately $916,000 loan previously obtained by YES under the PPP. Under the merger agreement related to the YES Acquisition, the Company was entitled to indemnification for any required repayment of the loan to YES under the PPP. During the quarter ended March 31, 2021, the loan to YES under the PPP was forgiven by the SBA. The Company determined that the fair value of its right to indemnification was equal to the amount forgiven by the SBA. Accordingly, the Company did not recognize any gain on the extinguishment of this debt.

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

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at March 31, 2021.

Inflation

Inflation did not have a significant effect on the Company’s results during any of the reported periods.

Index

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic Corp. (“Steiner-Atlantic”), leased 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, former President of Steiner-Atlantic and a former director and officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during January 2020 to run through October 31, 2020. Monthly base rental payments under the lease were $12,000; provided, however, that the monthly base rent for September and October 2020 was $1. In addition to base rent, Steiner-Atlantic was responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease expired in accordance with its terms on October 31, 2020, and was not renewed. Payments under this lease totaled approximately $25,000 and $111,000 during the nine months ended March 31, 2021 and 2020, respectively, and $37,000 during the three months ended March 31, 2020.

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $108,000 during each of the nine months ended March 31, 2021 and 2020 and $36,000 during each of the three months ended March 31, 2021 and 2020.

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $189,000 during each of the nine months ended March 31, 2021 and 2020 and $63,000 during each of the three months ended March 31, 2021 and 2020.

During February 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $4,000 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. In addition, during November 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $360,000 during each of the nine months ended March 31, 2021 and 2020 and $120,000 during each of the three months ended March 31, 2021 and 2020.

Index

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, former President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $103,000 during each of the nine months ended March 31, 2021 and 2020 and $35,000 during each of the three months ended March 31, 2021 and 2020.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $15,000 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $135,000 and $132,000 during the nine months ended March 31, 2021 and 2020, respectively, and $45,000 and $44,000 during the three months ended March 31, 2021 and 2020, respectively.

During November 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, LLC (“Yankee Equipment Systems”), entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments total $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $57,000 and $35,000 during the nine and three months ended March 31, 2021, respectively.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s 2018 Credit Agreement accrues at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one-month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of March 31, 2021, the Company had approximately $16.0 million of outstanding borrowings under the 2018 Credit Agreement with a weighted average interest rate of 1.36%. Based on the amounts outstanding at March 31, 2021, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $160,000.

Index

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at March 31, 2021 or June 30, 2020.

The Company’s cash is maintained in bank accounts which bear interest at prevailing interest rates. At March 31, 2021, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not have in place any formal share repurchase plans or programs. Upon request by a recipient of awards granted under the Company’s equity incentive plan, the Company may issue shares upon the vesting of restricted stock awards net of the statutory tax withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued upon vesting. The following table provides information concerning shares of the Company’s common stock treated as repurchased during the quarter ended March 31, 2021 in connection with the issuance of shares upon vesting of restricted stock awards net of statutory tax withholding requirements:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1 – January 31, 2021	3,099	$33.00	-	-
February 1 – February 28, 2021	4,508	40.15	-	-
March 1 – March 31, 2021	-	-	-	-
Total	7,607	$37.24	-	-

During the quarter ended March 31, 2021, the Company did not repurchase any shares other than shares treated as repurchased upon the vesting of restricted stock awards net of statutory tax withholding requirements as described and set forth above.

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

Date: May 10, 2021		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer