Form 10-K
period 2021-06-30
EVI INDUSTRIES, INC.
filed 2021-09-13
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value as of December 31, 2020 of the registrant’s common stock, the only class of voting or non-voting common equity of the registrant, held by non-affiliates of the registrant was approximately $115,405,629, based on the closing price of the registrant’s common stock on the NYSE American on that date.

The number of outstanding shares of the registrant’s common stock as of September 1, 2021 was 12,278,431.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

TERMS USED IN THIS REPORT

Unless the context otherwise requires, references to the “Company” or “EVI” in this Annual Report on Form 10-K (this “Report”) refer to EVI Industries, Inc., collectively with its subsidiaries. References in this Report to “fiscal 2021” or any period thereof refer to the Company’s fiscal year ended June 30, 2021 or the applicable period thereof, as the case may be. References in this Report to “fiscal 2020” or any period thereof refer to the Company’s fiscal year ended June 30, 2020 or the applicable period thereof, as the case may be.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “could,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; risks relating to the COVID-19 pandemic and the rapidly changing effects thereof and developments with respect thereto, including the impact of the COVID-19 pandemic on the Company and its business, financial condition, liquidity and results, which in large part will depend on future developments and are highly uncertain and beyond the Company’s control, the length and severity of the COVID-19 pandemic and the pace of recovery following the COVID-19 pandemic, the emergence and spread of the Delta variant, the success of actions taken or which may be taken by the Company in response to the COVID-19 pandemic, volatility in the economy, including in the credit markets, supply chain disruptions, reduced demand for products and services, delays in the fulfillment of orders, business restrictions, worker absenteeism, quarantines and other health-related restrictions, governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic, the impact of the COVID-19 pandemic on the Company’s suppliers and customers, including those operating in certain industries (including the hospitality industry), the impact of the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), including its impact on the Company’s income taxes, the potential impairment of goodwill or other intangible assets; and risks related to potential audits of the loans received by the Company and certain of its subsidiaries under the Payroll Protection Program (the “PPP”) established under the CARES Act notwithstanding the forgiveness of the loans during the fourth quarter of fiscal 2021; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s ”buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions, including that preliminary valuations are subject to change and any such change may impact the Company’s results (including in the event of any change which results in an adjustment to the bargain purchase gain recognized by the Company in connection with its acquisition of Baystate Business Ventures (d/b/a Eastern Laundry Systems) during January 2021); risks related to supply chain delays and disruptions and the impact it may have on the Company’s business; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries and the costs and timing of the Company’s efforts with respect thereto; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from delays in installation or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; risks that EVI’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, expenses associated with the Company’s implementation of its ERP system, and other investments, initiatives and expenses, may not result in the benefits anticipated; ; and other economic, competitive, governmental, technological and other risks and factors discussed elsewhere in this Report, including, without limitation, in the “Risk Factors” section hereof, and in the Company’s other periodic filings with the Securities and Exchange Commission (the “SEC”). Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results, including, without limitation, in light of the impact of, and uncertainties associated with, the COVID-19 pandemic. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update, revise or supplement any forward-looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

Prior to the completion of the Company’s first acquisition pursuant to its “buy-and-build” growth strategy in October 2016, the Company’s operations related to the activities described above consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. Beginning in 2015, the Company implemented a “buy-and-build” growth strategy which includes (i) the consideration and pursuit of acquisitions and other strategic transactions which management believes may complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company and (ii) the implementation of a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in new locations, additional product lines, expanded service capabilities and advanced technologies. See “Buy-and-Build Growth Strategy” below for additional information regarding the Company’s “buy-and-build” growth strategy, including information regarding certain acquisitions consummated by the Company since its implementation of the “buy-and-build” growth strategy in 2015.

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

The Company’s acquisitions under its “buy-and-build” growth strategy since its implementation in 2015 include, without limitation, those described below. The acquired companies distribute commercial, industrial, and vended laundry products and provide installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry.

•

On October 10, 2016, the Company purchased substantially all of the assets of Western State Design, LLC, a California-based company, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock.

•

On October 31, 2017, the Company purchased substantially all of the assets of Tri-State Technical Services, Inc., a Georgia-based company, for a purchase price consisting of approximately $7.95 million in cash and 338,115 shares of the Company’s common stock.

•

On February 9, 2018, the Company purchased substantially all of the assets of Dallas-based companies, Zuf Acquisitions I LLC (d/b/a/ AAdvantage Laundry Systems) and Sky-Rent LP, for total consideration of approximately $20.4 million, consisting of approximately $8.1 million in cash and 348,360 shares of the Company’s common stock.

•

On September 12, 2018, the Company purchased substantially all of the assets of Scott Equipment, Inc., a Houston-based company, for approximately $6.5 million in cash and 209,678 shares of the Company’s common stock.

•

On February 5, 2019, the Company acquired PAC Industries Inc. (“PAC”), a Pennsylvania-based company, for approximately $6.4 million in cash and 179,847 shares of the Company’s common stock.

•

On November 3, 2020, the Company acquired Yankee Equipment Systems, LLC (“YES”), a New Hampshire-based company, for approximately $4.6 million in cash and 278,385 shares of the Company’s common stock.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Report and Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the acquisitions of PAC and YES as well as other acquisitions consummated by the Company during fiscal 2020 and fiscal 2021.

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

Customers and Markets

The Company’s customer base consists of approximately 60,000 customers in the United States, Canada, the Caribbean, Latin America and Asia. No single customer accounted for more than 10% of the Company’s revenues for fiscal 2021 or fiscal 2020.

The Company’s commercial and industrial laundry equipment and boilers are sold, rented or leased to a wide range of customers, including, but not limited to, vended laundry facilities, industrial laundry facilities, government institutions, correctional facilities, hospitals, hospital combines, nursing homes, veterinary clinics, professional sports franchises, educational institutions, hotels, motels, food and beverage establishments, cruise lines, and specialized users.

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

Sources of Supply

The Company purchases commercial and industrial laundry products, dry cleaning machines, boilers and other products for distribution from a number of manufacturers and suppliers. The major manufacturers of the products sold by the Company are American Dryer Corporation, Chicago Dryer Company, Cleaver Brooks Inc., Continental Girbau, Inc., Dexter Laundry, Inc., FMB Group, Fulton Thermal Corp., Kannegiesser ETECH, Maytag Corporation, Pellerin Milnor Corporation, Unipress Corporation and Whirlpool Corporation. Purchases from three manufacturers accounted for a total of approximately 62% and 63% of the Company’s product purchases for fiscal 2021 and fiscal 2020, respectively. No other manufacturers accounted for more than 10% of product purchases during fiscal 2021 or fiscal 2020. The Company has generally not experienced difficulty in purchasing products it distributes and believes that it has good working relationships with its current manufacturers and suppliers. The Company has contracts with several of the manufacturers and suppliers of the products which the Company sells and has established, long-standing relationships with most of its manufacturers and suppliers. The Company believes that such relationships provide the Company with certain competitive advantages, including exclusivity for certain products in certain areas and, in certain cases, favorable prices and terms.

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

Due to special options and features on most of the larger and more expensive equipment ordered by customers, in most instances, the Company purchases the equipment distributed by it after its receipt of orders from its customers. However, from time to time, including in fiscal 2021 and 2020, the Company purchases inventory in advance to take advantage of favorable pricing at the time or for other purposes, including to support the Company’s sales growth initiatives in new distribution territories and in support of growth initiatives related to the establishment of new manufacturer and supplier distribution relationships. The Company also maintains an inventory of more standardized and smaller-sized equipment that often requires more rapid delivery to meet customer needs.

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

Service Marks and Tradenames

The Company is the owner of certain service marks in the United States. The Company intends to use and protect its service marks, tradenames and other intellectual property, as necessary.

Compliance with Environmental and Other Government Laws and Regulations

Over the past several decades, federal, state, local and foreign governments have enacted environmental protection laws in response to public concerns about the environment. A number of industries, including the commercial and industrial dry cleaning and laundry equipment industries, are subject to these evolving laws and implementing regulations. As a supplier to the industry, the Company serves customers who are primarily responsible for compliance with environmental regulations. Among the United States federal laws that the Company believes are applicable to the industry are the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), which provides for the investigation and remediation of hazardous waste sites, the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), which regulates the generation and transportation of hazardous waste as well as its treatment, storage and disposal, and the Occupational Safety and Health Act of 1970 (“OSHA”), which regulates exposure to toxic substances and other health and safety hazards in the workplace. In addition, most states and a number of local jurisdictions have environmental protections which are at least as stringent as the federal laws. The Company is also subject to rules and regulations with respect to its contracts and dealings with government facilities.

While there is no assurance that this will be the case, including due to the fact that regulatory requirements or the interpretation or enforcement thereof are subject to change, the Company does not believe that compliance with federal, state, local and foreign environmental and other laws and regulations which have been adopted have had, or will have, a material effect on its capital expenditures, earnings or competitive position.

Human Capital Resources

As of August 1, 2021, the Company had 526 full and part-time employees. All of the Company’s employees are based in the United States. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

The Company believes that, in order to compete and succeed in the highly competitive and fragmented commercial and industrial laundry and boiler distribution business, it is crucial to continue to attract and retain experienced employees. The Company strives to create a workplace that is diverse, innovative, and safe for its employees. The Company seeks to attract highly qualified and diverse talent and to provide its employees with growth opportunities, competitive compensation and benefits, and a variety of training and development programs.

As described above, the Company seeks to maintain a culture designed to reward performance through a variety of performance-based pay, commission programs, cash incentives, and stock-based equity programs. Stock-based plans include a voluntary employee stock purchase plan and equity compensation plans under which restricted stock and other equity awards may be granted. The Company’s equity compensation plans are designed to promote long-term performance, as well as to create long-term employee retention, continuity of leadership, and align the interests of management and employees with the long-term success of the Company. The Company believes that its restricted stock program promotes this culture and long-term performance because restricted stock grants generally provide for long-term vesting, including in certain cases entirely at the end of the recipient’s career (age 62 or later).

In addition, as previously described, the Company uses in-person classroom training, instructional videos and vendor sponsored seminars to educate and train its sales personnel about product information. In addition, the Company’s technical staff has prepared training manuals, written in English and Spanish, relating to specific training procedures. The Company’s technical personnel are retrained as the Company believes to be necessary, including in connection with the development of new technology.

Item 1A. Risk Factors.

The Company is subject to various risks and uncertainties, including those described below, which could adversely affect the Company’s business, financial condition, results of operations and cash flows, and the value of the Company’s common stock. The risks described below are not the only risks faced by the Company. Additional risks not presently known to the Company or other factors that the Company does not presently perceive to present significant risks to the Company at this time may also impair the Company’s business, financial condition, results of operations or cash flows, or the value of the Company’s common stock. The risks discussed below also include forward looking statements, and actual results and events may differ substantially from those expressed in, or implied by, the forward looking statements. See “Cautionary Note Regarding Forward Looking Statements” preceding Part I, Item 1 of this Report.

Risks Related to the Company’s Business and Operations

The COVID-19 pandemic has had, and may continue to have, negative impacts on the Company’s business, results and financial condition.

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. The COVID-19 pandemic, while showing initial signs of recovery earlier in fiscal 2021 has recently had a resurgence with the increased presence and spread of the Delta variant. Accordingly, the adverse impact of the COVID-19 pandemic is expected to continue in the near-term and possibly longer, including, without limitation, if the pandemic increases in size and scope, its duration is prolonged, or, among other matters related thereto, additional governmental actions, including, without limitation, business restrictions, are imposed. In response to the economic and business disruption caused by the COVID-19 pandemic during 2020, the Company took actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state, local or foreign authorities or otherwise determined to be advisable by management.

As of the date of this Annual Report on Form 10-K, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may negatively impact, the Company’s business and results, including sales and gross margin, in the future include, but are not limited to: potential limitations on the ability of suppliers to manufacture, or the Company’s ability to procure from manufacturers, the products the Company sells, or to meet delivery requirements and commitments; limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, federal or foreign orders that may restrict the Company’s operations or the operations of its customers, or require that employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; adverse impacts of the pandemic on certain industries and customers of the Company which operate in those industries, including the hospitality industry; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all.

The situation surrounding the COVID-19 pandemic remains fluid and highly uncertain. The Company is unable to determine or predict the nature, duration, or scope of the overall impact that the COVID-19 pandemic will have on the Company’s business, results of operations, liquidity, or financial condition, as such impact will depend in large part on future developments, including the severity and duration of the pandemic (including the Delta variant and any other future variants) and government and other actions taken in response thereto, all of which are highly uncertain. Further, even after the COVID-19 pandemic subsides, the Company may continue to experience adverse impacts to its business as a result of, among other things, any adverse impact that has occurred or may occur in the future in the economy or markets generally, and changes in customer or supplier behavior.

During May 2020, the Company and certain of its subsidiaries received a total of twelve loans (the “PPP Loans”) totaling approximately $6.9 million in principal amount from Fifth Third Bank, N.A. (the “Lender”) under the Paycheck Protection Program (the “PPP”) established under the CARES Act. The proceeds of the PPP Loans were used primarily for payroll costs. During the fourth quarter of 2021, the Company was notified by the Lender that all twelve of the PPP Loans were fully forgiven. The Company recognized a gain of $7.0 million during fiscal 2021 in connection with the forgiveness of the PPP Loans and the related accrued interest. Notwithstanding the forgiveness of the loans, the Small Business Administration (the “SBA”) reserves the right to audit the PPP Loans. Any such audit may require significant management attention and the incurrence of significant costs, and an adverse determination could have a material adverse impact on the Company’s results and financial condition.

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

In addition, acquisitions may result in dilutive issuances of the Company’s equity securities and the incurrence of debt. See “Risks Related to the Company’s Indebtedness - The Company’s indebtedness may impact its financial condition and results of operations, and the terms of the Company’s indebtedness may place restrictions on the Company” below. Acquisitions may also result in contingent liabilities, or amortization expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could adversely impact the Company’s financial condition or results. Further, there are risks related to the accounting for acquisitions, including that preliminary valuations are subject to change and any such change may impact the Company’s results (including in the event of any change which results in an adjustment to the bargain purchase gain recognized by the Company in connection with its acquisition of Baystate Business Ventures (d/b/a Eastern Laundry Systems) during January 2021 as described in further detail elsewhere in this Report).

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

Conditions beyond the Company’s control can interrupt the Company’s supplies, increase its product costs and impair its ability to deliver products and services to its customers.

The Company obtains its products from third-party suppliers. Although purchasing volume can provide benefits when dealing with suppliers, suppliers may not be able to provide the products and supplies that the Company needs in the quantities and at the prices requested, including due to conditions outside of the supplier’s control. The Company is also subject to delays caused by interruptions in production and increases in product costs based on conditions outside of the Company’s control. These conditions include shortages of qualified labor for suppliers, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, weather conditions transportation interruptions, unavailability of fuel or increases in fuel costs, product recalls, competitive demands, civil insurrection or social unrest, terrorist attacks, natural disasters, epidemics, pandemics (such as the COVID-19 pandemic) or other disease outbreaks or other catastrophic events. Many of these conditions outside of the Company’s control and could also impair the Company’s ability to provide its products and services to its customers or increase the cost of doing so. The current operating environment is constantly shifting in response to the COVID-19 pandemic, placing significant pressure on the supply chain. In many instances, customer demand is outpacing available supply, which has resulted in, and may continue to result in, delays in delivering products or services to the Company’s customers. The inability to obtain adequate supplies of products and/or to timely provide products and services and fulfill the Company’s other obligations to its customers, whether as a result of any of the foregoing factors or otherwise, could have an adverse effect on the Company’s business, results of operations and financial condition, including, without limitation, if the Company’s customers turn to other distributors.

The Company’s business and results may be adversely affected if the Company does not maintain its relationships with its significant suppliers or customers.

While the Company purchases the products it distributes from a number of manufacturers and suppliers, purchases from three manufacturers accounted for a total of approximately 62% and 63% of the Company’s product purchases for fiscal 2021 and fiscal 2020, respectively. The Company has not historically experienced difficulty in purchasing products it distributes, and believes it has good working relationships with the manufacturers or suppliers from which the Company purchases its products. However, if such relationships deteriorate or the Company is unable to maintain such relationships, including with any of its or its acquired businesses’ principal manufacturers or suppliers, the Company’s business and results could be materially and adversely impacted. In addition, efforts of the Company and its acquired businesses to mitigate any loss, including brand shifts, may not be successful. Further, the Company does not have contracts with all of its manufacturers, and the contracts the Company does have are generally short term agreements and can be terminated on short notice. In addition, suppliers may not comply with the terms of any agreements or may choose to terminate such agreements, allow such agreements to expire without renewal, or seek to revise the agreements on terms which are less favorable to the Company than the prevailing terms, any of which could materially and adversely impact the Company’s business and results.

In addition, while the Company distributes its products to various users, including, but not limited to, vended laundry facilities, industrial laundry facilities, government institutions, correctional facilities, hospitals, hospital combines, nursing homes, veterinary clinics, professional sports franchises, educational institutions, hotels, motels, food and beverage establishments, cruise lines, and specialized users, the Company’s operating results and financial condition could be materially adversely impacted if the Company loses a significant customer or fails to meet its customers’ expectations.

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

The commercial and industrial laundry, dry cleaning equipment and boiler distribution business is highly competitive and fragmented, with over 500 full-line or partial-line equipment distributors in the United States. The Company’s management believes that no single competitor of the Company has a major share of the market, substantially all competitors are independently owned, and, with the exception of several regional distributors, distributors operate primarily in local markets. In the United States, the Company’s primary competition is from a number of independently owned distributors and certain manufacturers which own distribution businesses operating in North America. In foreign markets, the Company also competes with independently owned distributors and manufacturer-owned distribution businesses. Certain of the Company’s competitors may have greater financial and other resources than the Company. In addition, some of the Company’s competitors may have less indebtedness than the Company, and therefore may have more cash and working capital available for business purposes other than debt service. The Company’s results and financial condition would be materially and adversely impacted if the Company is unable to compete effectively. Further, the Company may not be able to adjust efficiently or effectively or otherwise operate profitably if the competitive environment changes.

The Company faces risks associated with environmental and other regulation.

The Company’s business and operations are subject to federal, state, local and foreign environmental and other laws and regulations, including environmental laws governing the discharge of pollutants, the handling, generation, storage and disposal of hazardous materials, substances, and wastes and the cleanup of contaminated sites. As a public company, the Company will also be subject to any rules and regulation of the SEC concerning environmental and other social issues, which may result in increased costs and compliance efforts. The Company is also subject to rules and regulations with respect to its contracts and dealings with government facilities. The Company may not remain in compliance with all applicable laws and regulations and could be required to incur significant costs as a result of violations of, liabilities under, or efforts to comply with, applicable laws and regulations. In addition, violations may have other adverse implications for the Company, including negative public relations and potential litigation. Further, the Company may incur significant compliance costs in the event of changes to applicable laws and regulations.

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

Damages to or disruptions at the Company’s facilities or the facilities of a supplier could adversely impact the Company’s business, operating results and financial condition.

Although the Company has certain limited protection afforded by insurance, the Company’s business, earnings and financial condition could be materially adversely affected if it suffers damages to, or disruptions at, its facilities. Without limiting the generality of the foregoing, the Company’s facilities in Florida, Georgia, Texas and the Northeast United States are subject to hurricane casualty and flood risk and its facilities in California are subject to earthquake casualty risk. In addition, as described above, damages to the facility of a supplier, whether due to, fire, natural disaster or other events, would adversely impact the Company’s ability to obtain products from that supplier when expected or at all and, accordingly, may result in delays in the delivery of the Company’s products or the provision of its services and adversely impact the Company’s business, operating results and financial condition.

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

The Company’s ability to manage its business and monitor results is highly dependent upon information and communication systems, and a failure of these systems or the Company’s ERP implementation could disrupt its business.

The Company is dependent upon a variety of internal computer and telecommunication systems to operate its business, including its enterprise resource planning (“ERP”) systems. The Company is in the process of implementing across a number of its subsidiaries an ERP software system and related processes to perform various functions and improve on the efficiency of the Company’s business. This is a lengthy and expensive process that will result in a diversion of resources from other operations, and may result in cost overruns, project delays or business interruptions.

Any disruptions, delays or deficiencies in the design and/or implementation of the new ERP system, or in the performance of legacy systems, particularly any disruptions, delays or deficiencies that impact the Company’s operations, could adversely affect the Company’s ability to effectively run and manage its information. Further, as the Company is dependent upon its ability to gather and promptly transmit accurate information to key decision makers, the Company’s business, results of operations and financial condition may be adversely affected if the Company’s information systems do not allow the Company to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact the Company’s ability to perform necessary business operations, which could adversely affect the Company’s reputation, competitive position, business, results of operations and financial condition.

In addition, the information systems of businesses that the Company may acquire may not be sufficient to meet the Company’s standards or the Company may not be able to successfully convert them to provide acceptable information on a timely and cost-effective basis. Furthermore, the Company must attract and retain qualified people to operate its systems, expand and improve them, integrate new programs effectively with its existing programs, and convert to new systems efficiently when required. Any disruption to the Company’s business due to such issues, or an increase in costs to cover these issues that is greater than anticipated, could have an adverse effect on the Company’s financial results and operations.

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

The Company’s information systems and records may be subject to security breaches, cyber-attacks, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee or company data maintained could adversely impact the Company’s reputation and could result in remedial and other expenses, fines or litigation. A breach in the security of the Company’s information systems could lead to an interruption in the operation of the Company’s systems, resulting in operational inefficiencies and losses. In addition, conversions to new information technology systems require effective change management processes and may result in cost overruns, delays or business interruptions. If the Company’s information technology systems are disrupted, become obsolete or do not adequately support the Company’s strategic, operational or compliance needs, the Company’s business, financial position, results of operations or cash flows may be adversely affected.

Risks Related to the Company’s Indebtedness

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

On November 2, 2018, the Company entered into a syndicated credit agreement (the “2018 Credit Agreement”) for a five-year revolving credit facility in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million. The Company had $12.0 million outstanding under the 2018 Credit Agreement as of June 30, 2021.

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

Risks Related to Ownership of the Company’s Common Stock

Henry M. Nahmad may be deemed to control the Company.

Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, may be deemed to control the Company as a result of his voting power over shares representing approximately 53.3% of the issued and outstanding shares of the Company’s common stock as of June 30, 2021. The shares over which Mr. Nahmad has voting power include shares subject to restricted stock awards granted to Mr. Nahmad, shares held by Symmetric Capital LLC and Symmetric Capital II LLC, each of which may be deemed to be controlled by Mr. Nahmad as a result of his serving as Manager of such entity, and shares which Symmetric Capital has the right to vote pursuant to a Stockholders Agreement entered into with WSD, Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. A copy of such Stockholders Agreements is filed as an exhibit to this Report. Under the Company’s Bylaws, the election of directors requires a plurality vote and all other matters put to a vote of the Company’s stockholders require the affirmative vote of a majority of the shares of the Company’s common stock represented at a meeting, in person or by proxy, and entitled to vote on the matter unless a greater percentage is required by applicable law. Consequently, other than in very limited circumstances where a greater vote is required by applicable law, Mr. Nahmad, without the consent or vote of any other stockholders of the Company, has the voting power to elect directors and approve other actions that require stockholder approval. Mr. Nahmad’s interests may conflict with the interests of the Company’s other stockholders. In addition, Mr. Nahmad’s control could have the effect of delaying or preventing a change in control or changes in management and/or adversely impact the market price of the Company’s common stock or the ability of the Company’s other stockholders to receive a premium for their shares in connection with any sale of the Company.

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

As permitted by Delaware law, the Company’s Board of Directors is authorized under the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to approve the issuance by the Company of up to 200,000 shares of preferred stock, and to designate the relative rights, preferences and limitations of any preferred stock so issued, in each case, without any further action on the part of the Company’s stockholders. Currently, no shares of preferred stock are outstanding. In the event that the Company issues preferred stock in the future that has preference over the Company’s common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up of the Company, the rights of holders of shares of the Company’s common stock may be adversely affected. In addition, the Company is authorized under its Certificate of Incorporation to issue up to 20,000,000 shares of common stock. There are currently approximately 12.3 million shares of common stock outstanding. Subject to applicable law and the rules and regulations of the NYSE American, the Company’s Board of Directors (or a committee thereof, in the case of shares issued under the Company’s equity-based compensation plan) has the power to approve the issuance of any authorized but unissued shares of the Company’s common stock, and any such issuances, including, without limitation, those under the Company’s equity-based compensation plan or pursuant to any acquisitions consummated by the Company or in connection with the financing thereof, would result in dilution to the Company’s stockholders. These provisions of the Certificate of Incorporation could also delay, defer or prevent a change in control of the Company or its management, and could limit the price that investors are willing to pay in the future for shares of the Company’s common stock.

General Risks

The Company is subject to risks relating to evaluations of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

The Company has incurred, and expects to continue to incur, a substantial amount of management time and resources to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In this Report, the Company’s management has provided an assessment as to the effectiveness of the Company’s internal control over financial reporting. In addition, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, management’s assessment of the effectiveness of the Company’s internal control over financial reporting is subject to attestation by the Company’s independent registered public accounting firm. This Report includes such attestation. However, there is no assurance that the Company will continue to timely comply with such requirements nor can there be assurance that significant deficiencies and/or material weaknesses will not be identified by management or the Company’s independent registered public accounting firm (or, if identified, remedied in a timely fashion or at all), any of which may adversely affect the market price of the Company’s common stock. In addition, the Company’s compliance efforts will continue to require significant expenditures and devotion of management time, and may divert management’s attention from the Company’s operations. In addition, while businesses acquired during the fiscal year covered by the applicable Annual Report on Form 10-K are permitted to be excluded from the scope of management’s report on internal control over financial reporting and the related auditor attestation for such Annual Report on Form 10-K (as is the case with the exclusion of the businesses acquired by the Company in fiscal 2021 from the scope of management’s report on internal control over financial reporting and the related auditor attestation for this Report), the Company will face challenges and be required to incur expenses in connection with, and devote significant management time to, the internal control over financial reporting of acquired businesses. There is no assurance that any issues, deficiencies or weaknesses identified at acquired businesses will be remedied in a timely or cost-efficient manner or at all.

The Company’s success depends on key personnel, the loss of whom could harm the Company’s business, operating results and financial condition.

The Company’s business is dependent on the active participation of its executive officers, including Henry M. Nahmad and Tom Marks. The loss of the services of any of these individuals could adversely affect the Company’s business and prospects. In addition, the Company’s success is dependent on its ability to retain and attract additional qualified management and other personnel. Competition for such talent is intense, and the Company may not be successful in attracting and retaining such personnel.

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

At June 30, 2021, the Company had 27 warehousing and distribution facilities and administrative facilities located across 17 U.S. states. Senior management and support staff are located at the Company’s principal executive offices or other administrative offices mostly adjacent to the Company’s warehousing and distribution facilities. The facilities have an aggregate of approximately 330,000 square feet of space. The Company believes that its facilities are sufficient to meet the Company’s present operating needs.

Item 3. Legal Proceedings.

In the ordinary course of business, the Company may from time to time be involved in, or subject to, legal and regulatory claims, proceedings, demands or actions. Litigation is inherently uncertain and the outcome of litigation cannot be predicted or determined in advance. In addition, the Company’s costs of defending against litigation and other proceedings, demands and actions could be material and would generally be payable by the Company regardless of the merits of the claim. As of the date of filing of this Report, the Company is not aware of any pending legal proceedings to which the Company, including any of its subsidiaries, is a party which is expected to be material to the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NYSE American under the symbol “EVI.”

As of September 1, 2021, there were approximately 228 holders of record of the Company’s common stock.

The Company did not pay any dividends on its common stock during the fiscal years ended June 30, 2021 or 2020. The declaration and payment of cash dividends with respect to the Company’s common stock is determined by the Company’s Board of Directors based on the Company’s financial condition and liquidity needs and other factors deemed relevant by the Company’s Board of Directors, and may be subject to restrictions contained in the Company’s debt instruments. As described elsewhere in this Report, including under “Liquidity and Capital Resources” in Item 7 of this Report, the Company’s 2018 Credit Agreement contains certain covenants which may, among other things, restrict the Company’s ability to pay dividends, and any future facilities may contain similar or more stringent requirements. The Company’s management does not believe that the covenants contained in the 2018 Credit Agreement currently materially limits the Company’s ability to pay dividends or are reasonably likely to materially limit the Company’s ability to pay dividends in the future. There is no assurance that the Company will pay dividends on its common stock in the future.

See Part III, Item 12 of this Report for information regarding securities authorized for issuance under the Company’s equity-based compensation plans.

The Company does not have in place any formal share repurchase plans or programs. Upon request by a recipient of awards granted under the Company’s equity incentive plan, the Company may issue shares upon vesting of restricted stock awards or upon issuance of stock awards, net of the statutory withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued upon vesting. The following table provides information concerning shares of the Company’s common stock treated as repurchased during the quarter ended June 30, 2021 in connection with the issuance of shares upon vesting of restricted stock awards net of statutory withholding requirements:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1 – April 30, 2021	-	-	-	-
May 1 – May 31, 2021	-	-	-	-
June 1 – June 30, 2021	7,464	$29.96	-	-
Total	7,464	$29.96	-	-

During the quarter ended June 30, 2021, the Company did not repurchase any shares other than shares treated as repurchased upon the vesting of restricted stock awards as described and set forth above.

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto contained in Item 8 of this Report. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I, Item 1 of this Report.

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

Prior to the completion of the Company’s first acquisition pursuant to its “buy-and-build” growth strategy in October 2016, the Company’s operations related to the activities described above consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. Beginning in 2015, the Company implemented a “buy-and-build” growth strategy which includes (i) the consideration and pursuit of acquisitions and other strategic transactions which management believes may complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company and (ii) the implementation of a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in new locations, additional product lines, expanded service capabilities and advanced technologies. See “Buy-and-Build Growth Strategy” below and in Part I, Item 1 of this Report for additional information regarding the Company’s “buy-and-build” growth strategy, including information regarding certain acquisitions consummated by the Company since its implementation of the “buy-and-build” growth strategy in 2015.

The Company reports its results of operations through a single reportable segment.

Total revenues for the fiscal year ended June 30, 2021 (“fiscal 2021”) increased by 3% compared to the fiscal year ended June 30, 2020 (“fiscal 2020”). The increase in revenues during fiscal 2021 are attributable to a combination of increases in revenues at certain of the Company’s legacy businesses and the revenues generated by the businesses acquired by the Company during fiscal 2021, primarily Yankee Equipment Systems, LLC (“YES”), which was acquired during November 2020. The increase in revenues was also attributable to the revenues of businesses acquired by the Company during fiscal 2020 whose results were consolidated in the Company’s financial statements for all of fiscal 2021 as compared to just the period of fiscal 2020 from the respective closing date of the acquisition through the end of fiscal 2020, including primarily Large Equipment, Inc. (d/b/a Laundry Systems of Tennessee) and TN Ozone, Inc. (d/b/a Premier Laundry Solutions and Premier Equipment Rental), which were acquired during January 2020. These increases in revenues were largely offset by a decline in revenues from certain legacy businesses related to the adverse impact of the COVID-19 pandemic (as further described below).

Net income for fiscal 2021 increased by 982% from fiscal 2020. The increase in net income is primarily attributable to the approximately $7.0 million gain recognized on the forgiveness of the loans (the “PPP Loans”) previously obtained by the Company and certain of its subsidiaries under the Paycheck Protection Program (the “PPP”) (as described in further detail below under “Impact of COVID-19 on the Company’s Business), the increase in the Company’s gross margin and a decrease in interest expense, partially offset by an increase in operating expenses in connection with investments in the Company’s growth strategy.

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

Impact of COVID-19 on the Company’s Business

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. The COVID-19 pandemic, while showing initial signs of recovery earlier in fiscal 2021 has recently had a resurgence with the increased presence and spread of the Delta variant. Accordingly, the adverse impact of the COVID-19 pandemic is expected to continue in the near-term and possibly longer, including, without limitation, if the pandemic increases in size and scope, its duration is prolonged, or, among other matters related thereto, additional governmental actions, including, without limitation, business restrictions, are imposed. In response to the economic and business disruption during 2020, the Company took actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state, local or foreign authorities or otherwise determined to be advisable by management.

As a precautionary measure in order to increase its cash position and preserve financial flexibility in light of the uncertainties resulting from the COVID-19 pandemic, during May 2020, the Company and certain of its subsidiaries received a total of twelve PPP Loans in the aggregate principal amount of approximately $6.9 million. During the fourth quarter of fiscal 2021, the Company was notified by Fifth Third Bank, N.A., the lender with respect to the PPP Loans, that all twelve of the PPP Loans were fully forgiven. The Company recognized a gain of $7.0 million during fiscal 2021 in connection with the forgiveness of the PPP Loans and the related accrued interest. Additionally, in connection with its acquisition of YES during November 2020, the Company, indirectly through its wholly-owned subsidiary, assumed the approximately $916,000 loan previously received by YES under the PPP. During the quarter ended March 31, 2021, the loan to YES under the PPP was forgiven. The Company did not recognize any gain on extinguishment of this debt, as the seller of YES had agreed to indemnify the Company with respect to any portion of this loan which was not forgiven.

As of the date of this Annual Report on Form 10-K, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may negatively impact, the Company’s business and results, including sales and gross margin, in the future include, but are not limited to: potential limitations on the ability of suppliers to manufacture, or the Company’s ability to procure from manufacturers, the products the Company sells, or to meet delivery requirements and commitments; limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, federal or foreign orders that may restrict the Company’s operations or the operations of its customers, or require that employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; adverse impacts of the pandemic on certain industries and customers of the Company which operate in those industries, including the hospitality industry; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all.

The situation surrounding the COVID-19 pandemic remains fluid and highly uncertain. The Company is unable to determine or predict the nature, duration, or scope of the overall impact that the COVID-19 pandemic will have on the Company’s business, results of operations, liquidity, or financial condition, as such impact will depend in large part on future developments, including the severity and duration of the pandemic (including the Delta variant and any other future variants) and government and other actions taken in response thereto, all of which are highly uncertain. Further, even after the COVID-19 pandemic subsides, the Company may continue to experience adverse impacts to its business as a result of, among other things, any adverse impact that has occurred or may occur in the future in the economy or markets generally, and changes in customer or supplier behavior.

Buy-and Build Growth Strategy

The Company’s acquisitions under its “buy-and-build” growth strategy described above since its implementation in 2015 include, without limitation, those set forth below. The acquired companies distribute commercial, industrial, and vended laundry products and provide installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry.

•

On October 10, 2016, the Company purchased substantially all of the assets of Western State Design, LLC, a California-based company, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock.

•

On October 31, 2017, the Company purchased substantially all of the assets of Tri-State Technical Services, Inc., a Georgia-based company, for a purchase price consisting of approximately $7.95 million in cash and 338,115 shares of the Company’s common stock.

•

On February 9, 2018, the Company purchased substantially all of the assets of Dallas-based companies, Zuf Acquisitions I LLC (d/b/a/ AAdvantage Laundry Systems) and Sky-Rent LP, for total consideration of approximately $20.4 million, consisting of approximately $8.1 million in cash and 348,360 shares of the Company’s common stock.

•

On September 12, 2018, the Company purchased substantially all of the assets of Scott Equipment, Inc., a Houston-based company, for approximately $6.5 million in cash and 209,678 shares of the Company’s common stock.

•

On February 5, 2019, the Company acquired PAC Industries Inc. (“PAC”), a Pennsylvania-based company, for approximately $6.4 million in cash and 179,847 shares of the Company’s common stock.

•

On November 3, 2020, the Company acquired (the “YES Acquisition”) Yankee Equipment Systems, LLC (“YES”), a New Hampshire-based company, for approximately $5.3 million in cash and 278,385 shares of the Company’s common stock.

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

In addition to the YES Acquisition, during fiscal 2021, the Company acquired (the “ELS Acquisition”) Baystate Business Ventures d/b/a Eastern Laundry Systems (“ELS”), a Massachusetts-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The acquisition was completed by the Company, indirectly through a wholly-owned subsidiary, which purchased substantially all of the assets and assumed certain of the liabilities of ELS. The total consideration for the transaction consisted of $400,000 in cash, net of $57,000 of cash acquired, and the issuance of 10,726 shares of the Company’s common stock. Based on the Company’s preliminary analysis of working capital and valuation-related items, the Company recognized a bargain purchase gain of $314,000 in connection with the ELS Acquisition during fiscal 2021. The purchase price allocations are considered preliminary, as the Company is still assessing certain working capital and valuation-related items. Any change to the preliminary estimate of working capital and valuation-related items and the related deferred tax liability, if any, will be recognized as an adjustment to the bargain purchase gain.

See Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the acquisitions completed during fiscal 2021 and fiscal 2020.

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

Consolidated Financial Condition

The Company’s total assets increased from $160.7 million at June 30, 2020 to $177.9 million at June 30, 2021. The increase in total assets was primarily attributable to the assets of the businesses acquired by the Company during fiscal 2021 as described above and increased accounts receivable, partially offset by decreases in cash and contract assets. The decrease in contract assets is due in large part to timing on progress billings on large complex laundry projects for divisions of the federal government. The Company’s total liabilities decreased from $72.9 million at June 30, 2020 to $71.1 million at June 30, 2021, primarily due to decreases in long-term debt and the current portion of long-term debt, partially offset by increases in accounts payable and accrued expenses, increases in accrued employee expenses, increases in contract liabilities, and increases in operating lease liabilities.

Liquidity and Capital Resources

The Company had cash of approximately $6.1 million at June 30, 2021 compared to $9.8 million at June 30, 2020. The decrease in cash was primarily due to cash used for optional debt repayments under the Company’s 2018 Credit Agreement (as defined below), capital expenditures, and cash used to fund the cash consideration paid in connection with the Company’s business acquisitions during fiscal 2021, partially offset by earnings from operations and proceeds from changes in operating assets and liabilities.

The following table summarizes the Company’s Consolidated Statements of Cash Flows (in thousands):

	Fiscal Years Ended June 30,
Net cash provided (used) by:	2021	2020
Operating activities	$13,694	$23,066
Investing activities	$(7,642)	$(4,754)
Financing activities	$(9,784)	$(13,561)

For fiscal 2021, operating activities provided cash of approximately $13.7 million compared to approximately $23.1 million in fiscal 2020. The $9.4 million decrease in cash provided by operating activities was primarily attributable to changes in working capital balances such as accounts receivable, inventory and accounts payable and accrued expenses, partially offset by an increase in earnings from operations.

Investing activities used cash of approximately $7.6 million during fiscal 2021 compared to approximately $4.8 million in fiscal 2020. The $2.9 million increase in cash used by investing activities is due primarily to an increase in cash consideration paid in connection with acquisitions, partially offset by a decrease in capital expenditures primarily due to the Company’s rollout of its fleet lease program where most new vehicles obtained by the Company are procured through a lease arrangement in lieu of purchasing such assets.

Financing activities used cash of approximately $9.8 million in fiscal 2021 compared to approximately $13.6 million in fiscal 2020. The cash used by financing activities during fiscal 2021 related to total repayments of debt under the Company’s 2018 Credit Agreement and $853,000 in share repurchases to settle employee tax withholding obligations upon the vesting of restricted shares or in connection with the grant of stock awards of unrestricted shares.

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At June 30, 2021, the Company was in compliance with its covenants under the 2018 Credit Agreement and $30.4 million was available to borrow under the revolving credit facility.

The obligations of the Company under the 2018 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

On May 21, 2020, the Company and certain of its subsidiaries received a total of twelve PPP Loans totaling approximately $6.9 million in principal amount from Fifth Third Bank, N.A. (the “Lender”). The proceeds of the PPP Loans were used primarily for payroll costs. As described above, during the fourth quarter of 2021, the Company was notified by the Lender that all twelve of the PPP Loans were fully forgiven. The Company recognized a gain of $7.0 million during fiscal 2021 in connection with the forgiveness of the PPP Loans and the related accrued interest. Notwithstanding the forgiveness of the PPP Loans, the SBA reserves the right to audit any PPP loan. The Company has not accrued any liability associated with any potential adverse determination of the forgiveness of the PPP Loans which may result from any audit of the PPP Loans if the SBA disagrees with any position taken by management with respect to the loan or forgiveness processes.

As previously described, in addition to the PPP Loans obtained by the Company and certain of its subsidiaries during May 2020, in connection with the YES Acquisition during November 2020, the Company, indirectly through its wholly-owned subsidiary, also assumed the approximately $916,000 loan previously obtained by YES under the PPP. The terms and conditions of such PPP loan were substantially similar to those of the PPP Loans obtained by the Company and its other subsidiaries. Under the merger agreement related to the YES Acquisition, the Company was entitled to indemnification for any required repayment of the loan to YES under the PPP. During the quarter ended March 31, 2021, the loan to YES under the PPP was forgiven by the SBA. The Company determined that the fair value of its right to indemnification was equal to the amount forgiven by the SBA. Accordingly, the Company did not recognize any gain on the extinguishment of this debt.

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

Off-Balance Sheet Financing

As of June 30, 2021, the Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues

Revenues for fiscal 2021 increased by approximately $6.2 million (3%) from fiscal 2020. The increase in revenues during fiscal 2021 are attributable to a combination of increases in revenues at certain of the Company’s legacy businesses and the revenues generated by the businesses acquired by the Company during fiscal 2021, primarily YES, which was acquired during November 2020. The increase in revenues was also attributable to the revenues of businesses acquired by the Company during fiscal 2020 whose results were consolidated in the Company’s financial statements for all of fiscal 2021 as compared to just the period of fiscal 2020 from the respective closing date of the acquisition through the end of fiscal 2020, including primarily LST, the businesses of which were acquired during January 2020. These increases in revenues were largely offset by a decline in revenues from certain legacy businesses related to the adverse impact of the COVID-19 pandemic (as described above).

From time to time the Company enters into longer-term contracts to fulfill large complex laundry projects for divisions of the federal government where the nature of, and competition for, such contracts may result in a lower gross margin as compared to other equipment sales. During fiscal 2021, the Company entered into a number of such lower-margin equipment sales. The Company believes that the increase in equipment sales provides a strong foundation for the Company to further strengthen its customer relationships, including that they may in the future result in higher gross margin opportunities from the sale of parts, accessories, supplies, and technical services related to the equipment. Despite the lower gross margin from such longer-term contracts, the Company believes that the long-term benefit from the increase in its installed equipment base will outweigh the possible short-term impact to gross margin.

Cost of Sales and Operating Expenses

	Fiscal Year Ended June 30,
	2021	2020
As a percentage of revenues:
Cost of sales, net	75.3%	76.6%
As a percentage of revenues:
Selling, general and administrative expenses	23.4%	22.2%

Cost of sales, expressed as a percentage of revenues, decreased to 75.3% in fiscal 2021 from 76.6% in fiscal 2020, representing gross margins of 24.7% in fiscal 2021 and 23.4% in fiscal 2020. The decrease in cost of sales, as a percentage of revenues, and increase in gross margin were primarily attributable to favorable changes in product and customer mix.

Further, as described above, from time to time the Company enters into longer-term contracts, including to fulfill large complex laundry projects for divisions of the federal government. These contracts generally have a lower gross margin compared to other equipment sales and, as a result, adversely impact the Company’s gross margin for periods in which a significant number of these contracts are entered into. However, the Company believes that these contracts will result in higher margin opportunities over the long-term. During fiscal 2021 and fiscal 2020, the Company entered into a number of longer-term federal government contracts, which adversely impacted the Company’s gross margin for each such period. These longer-term federal government contracts, lowered gross margins by 120 basis points during fiscal 2021.

Selling, general and administrative expenses increased by approximately $4.2 million (8%) in fiscal 2021 compared to fiscal 2020. As a percentage of revenues, selling, general and administrative expenses increased to 23.4% in fiscal 2021 from 22.2% in fiscal 2020. The increase is primarily attributable to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in operating expenses and investments at the parent company level in connection with the Company’s optimization initiatives, including expenses related to the consolidation of the Company’s operations, the modernization of the Company’s operations through the implementation of advanced technologies, including a new ERP software system, customer relations management system, and a completely digital sales and service operating platform, (c) increased operating expenses in support of the Company’s “buy-and-build” growth strategy, (d) increases in operating expenses at the parent company level in connection with the Company’s growth, including greater accounting fees and expenses, legal fees, and insurance costs, and (e) an increase in non-cash amortization expense related to the intangible assets acquired in connection with acquisitions, an increase in depreciation expense and an increase in non-cash share-based compensation.

Interest and other expense, net decreased by approximately $1.1 million (78%) in fiscal 2021 compared to fiscal 2020. The decrease is due to a decrease in interest expense of $797,000, resulting from a decrease in average outstanding debt and a decrease in interest rates under the 2018 Credit Agreement, and the $314,000 bargain purchase gain recognized in connection with the Company’s acquisition of ELS during January 2021.

The Company’s effective income tax rate was 15.2% for fiscal 2021 compared to 42.5% in fiscal 2020. The decrease in the effective income tax rate in fiscal 2021 reflects the net impact of permanent book-tax differences resulting primarily from the gain recognized on the forgiveness of the PPP loans during the fourth quarter of fiscal 2021 and nondeductible compensation.

Inflation

Inflation did not have a significant effect on the Company’s operations during either of fiscal 2021 or 2020.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals (or former principals) of the Company or its subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leased 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, President of Steiner-Atlantic and a former director and officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during January 2020 to run through October 31, 2020, on which date the lease expired. Monthly base rental payments under the lease were $12,000. In addition to base rent, Steiner-Atlantic was responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $25,000 and $148,000 during fiscal 2021 and 2020, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $144,000 during each of fiscal 2021 and 2020. On September 10, 2021, the Audit Committee of the Company’s Board of Directors approved the exercise of the Company’s option to renew the lease for the first three-year renewal term. Base rent for the first renewal term will be $19,000 per month.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $252,000 during each of fiscal 2021 and 2020.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. During February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $481,000 during each of fiscal 2021and 2020.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $137,000 during each of fiscal 2021and 2020.

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries, entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, former President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $180,000 and $176,000 during fiscal 2021 and 2020, respectively.

On November 3, 2020, the Company’s wholly-owned subsidiary, YES, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of YES. Monthly base rental payments total $11,000 during the initial term of the lease. In addition to base rent, YES is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $92,000 during fiscal 2021.

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

Revenue Recognition

Performance Obligations and Revenue Over Time

Revenue primarily consists of revenues from the sale or leasing of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others; the sale of related replacement parts and accessories; and the provision of installation and maintenance services. The Company generates revenue primarily from the sale of equipment and parts to customers. Therefore, the majority of the Company’s contracts are short-term in nature and have a single performance obligation (to deliver products), and the Company’s performance obligation is satisfied when control of the product is transferred to the customer. Other contracts contain a combination of equipment sales and services expected to be performed in the near-term, which services are distinct and accounted for as separate performance obligations. Significant judgment may be required by management to identify the distinct performance obligations within each contract. Revenue is recognized on these contracts when control transfers to the Company’s customers via shipment of products or provision of services and the Company has the right to receive consideration for these products and services. Additionally, from time to time, the Company enters into longer-termed contracts which provide for the sale of equipment by the Company and the provision by the Company of related installation and construction services. The installation on these types of contracts is usually completed within six to twelve months. The Company recognizes a portion of its revenue over time using the cost-to-cost measure of progress, which measures a contract’s progress toward completion based on the ratio of actual contract costs incurred to date to the Company’s estimated costs at completion. Significant judgment may be required by management in the cost estimation process for these contracts, which is based on the knowledge and experience of the Company’s project managers, subcontractors and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s revenue recognition. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Total estimated costs to complete projects include various costs such as direct labor, material and subcontract costs. Changes in these estimates can have a significant impact on the revenue recognized each period. From time to time, the Company also enters into maintenance and service contracts. These longer-term contracts, maintenance and service contracts have a single performance obligation where revenue is recognized over time using the cost-to-cost measure of progress, which best depicts the continuous transfer of control of goods or services to the customer.

The Company measures revenue, including shipping and handling fees charged to customers, as the amount of consideration it expects to be entitled to receive in exchange for its products or services, net of any taxes collected from customers and subsequently remitted to governmental authorities. Costs associated with shipping and handling activities performed after the customer obtains control are accounted for as fulfillment costs.

Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the Company’s customer are satisfied, which generally occurs with the transfer of control upon shipment.

Revenues that are recognized over time include (i) longer-termed contracts that include an equipment purchase with installation and construction services, (ii) maintenance contracts, and (iii) service contracts.

Contract Assets and Liabilities

Contract assets and liabilities are presented in the Company’s condensed consolidated balance sheets. Contract assets consist of unbilled amounts resulting from sales under longer-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. As noted above, the cost estimation process for these contracts may require significant judgment by management. The Company typically receives progress payments on sales under longer-term contracts as work progresses, although for some contracts the Company may be entitled to receive an advance payment. Contract assets also include retainage. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount (generally, from 5% to 20% of contract billings) until final contract settlement. Retainage amounts are generally classified as current assets within the Company’s consolidated balance sheets. Retainage that has been billed, but is not due until completion of performance and acceptance by customers, is generally expected to be collected within one year. Contract liabilities consist of advanced payments, billings in excess of costs incurred and deferred revenue.

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

See Note 13 to the Consolidated Financial Statements included in Item 8 of this Report for additional information regarding income taxes.

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

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants, which may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s 2018 Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one-month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of June 30, 2021, the Company had approximately $12.0 million of outstanding borrowings under the 2018 Credit Agreement. Interest on such borrowings accrued at a weighted average rate of 1.33%. Based on the amounts outstanding at June 30, 2021, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $120,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at June 30, 2021 or 2020.

The Company’s cash is maintained in bank accounts which bear interest at prevailing interest rates. At June 30, 2021, bank deposits exceeded Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Item 8. Financial Statements and Supplementary Data.

EVI Industries, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

EVI Industries, Inc.

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EVI Industries, Inc., formerly EnviroStar, Inc. (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 13, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company has changed its method of accounting for leases as of July 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Estimated Costs to Complete

As described in Note 2 to the consolidated financial statements, the Company recognizes a portion of its revenue over time using the cost-to-cost measure of progress, which measures a contract’s progress toward completion based on the ratio of actual contract costs incurred to date to the Company’s estimated costs at completion. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, subcontractors and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s revenue recognition.

We identified the determination of the total estimated cost and progress toward completion of revenue contracts as a critical audit matter. These elements require management to make significant estimates and assumptions. Total estimated costs to complete projects include various costs such as direct labor, material and subcontract costs. Changes in these estimates can have a significant impact on the revenue recognized each period. Auditing these elements involved auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design, implementation and operating effectiveness of certain controls related to estimated costs to complete, including controls over: (i) development of project estimates and review of key cost inputs, (ii) ongoing assessment and revisions to project estimates, and (iii) ongoing review of project status including nature of activities to complete open projects.

•

Evaluating the reasonableness of a sample of project estimates for projects completed during the year through a retrospective review against actual performance at project completion.

•

Assessing the reasonableness of the estimated costs to complete for a sample of open projects through: (i) evaluating the reasonableness of project budgets and the nature of costs required to complete open projects, (ii) assessing the status of completion of respective projects through testing of a sample of project costs incurred to date, (iii) evaluating the reasonableness of project status by performing inquiries of project managers, confirming with subcontractors and assessing the nature of activities required to complete open projects, and (iv) performing retrospective review for open projects and investigating budget to actual variances (if any).

•

Assessing the reasonableness of changes in estimated costs to complete for a sample of contracts during the year and investigating reasons for changes in expected costs and project margins.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.	Certified Public Accountants

Miami, Florida

September 13, 2021

EVI Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

ASSETS
	June 30, 2021	June 30, 2020
Current assets
Cash	$6,057	$9,789
Accounts receivable, net of allowance for doubtful accounts	28,904	23,042
Inventories, net	25,129	24,063
Vendor deposits	367	1,276
Contract assets	347	3,443
Other current assets	4,419	3,041
Total current assets	65,223	64,654

Equipment and improvements, net	10,594	7,992
Operating lease assets	7,060	5,311
Intangible assets, net	23,677	21,754
Goodwill	63,881	56,678
Other assets	7,415	4,329

Total assets	$177,850	$160,718

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	June 30, 2021	June 30, 2020
Current liabilities
Accounts payable and accrued expenses	$26,227	$24,292
Accrued employee expenses	7,528	4,764
Customer deposits	10,344	8,511
Contract liabilities	3,232	558
Current portion of long-term debt	-	2,680
Current portion of operating lease liabilities	2,131	1,672
Total current liabilities	49,462	42,477

Deferred income taxes, net	4,208	1,728
Long-term operating lease liabilities	5,567	3,657
Long-term debt, net	11,873	25,030

Total liabilities	71,110	72,892

Commitments and contingencies (Note 17)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; authorized shares – 20,000,000; 12,399,137 shares issued at June 30, 2021 and 12,029,910 shares issued at June 30, 2020, including shares held in treasury	310	301
Additional paid-in capital	90,501	79,127
Retained earnings	18,794	10,410
Treasury stock, 120,706 shares, at cost, at June 30, 2021 and 95,396 shares, at cost, at June 30, 2020	(2,865)	(2,012)
Total shareholders’ equity	106,740	87,826
Total liabilities and shareholders’ equity	$177,850	$160,718

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended June 30,
	2021	2020
Revenues	$242,005	$235,802
Cost of sales	182,165	180,595
Gross profit	59,840	55,207
Selling, general and administrative expenses	56,594	52,427
Operating income	3,246	2,780
Debt forgiveness	6,963	-
Interest and other (expense), net	(321)	(1,432)
Income before provision for income taxes	9,888	1,348
Provision for income taxes	1,504	573

Net income	$8,384	$775

Net earnings per share – basic	$0.63	$0.06

Net earnings per share – diluted	$0.61	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

							Common
							Stock
			Additional				Related to
	Common Stock		Paid-in	Treasury Stock		Retained	Acquiree’s
	Shares	Amount	Capital	Shares	Cost	Earnings	ESOP	Total
Balance at June 30, 2019	11,825,615	$296	$73,010	72,934	$(1,439)	$9,635	$(4,240)	$77,262

Share repurchases	-	-	-	22,462	(573)	-	-	(573)

Vesting of restricted shares	55,803	1	(1)	-	-	-	-	-

Issuances of shares under employee stock purchase plan	2,216	-	50	-	-	-	-	50

Issuances of shares in connection with acquisitions	132,726	4	3,766	-	-	-	4,240	8,010

Stock compensation	13,550	-	2,302	-	-	-	-	2,302

Net income	-	-	-	-	-	775	-	775
Balance at June 30, 2020	12,029,910	301	79,127	95,396	(2,012)	10,410	-	87,826

Share repurchases	-	-	-	25,310	(853)	-	-	(853)

Vesting of restricted shares	77,624	2	(2)	-	-	-	-	-

Issuances of shares under employee stock purchase plan	2,492	-	69	-	-	-	-	69

Issuances of shares in connection with acquisitions	289,111	7	8,870	-	-	-	-	8,877

Stock compensation	-	-	2,437	-	-	-	-	2,437

Net income	-	-	-	-	-	8,384	-	8,384
Balance at June 30, 2021	12,399,137	$310	$90,501	120,706	$(2,865)	$18,794	$-	$106,740

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

Years ended June 30,	2021	2020

Operating activities:
Net income	$8,384	$775
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	4,596	3,696
Amortization of debt discount	55	55
Provision for bad debt expense	326	497
Non-cash lease expense	55	18
Share-based compensation	2,437	2,302
Inventory reserve	116	49
Provision (benefit) for deferred income taxes	1,593	(178)
Debt forgiveness	(6,963)	-
Other	(230)	(109)
(Increase) decrease in operating assets:
Accounts receivable	(4,481)	8,121
Inventories	665	3,969
Vendor deposits	909	(873)
Contract assets	3,096	(956)
Other assets	(2,191)	(356)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(798)	5,568
Accrued employee expenses	2,200	(474)
Customer deposits	1,251	1,258
Contract liabilities	2,674	(296)

Net cash provided by operating activities	13,694	23,066

Investing activities:
Capital expenditures	(2,824)	(3,375)
Cash paid for acquisitions, net of cash acquired	(4,818)	(1,379)

Net cash used by investing activities	(7,642)	(4,754)
Financing activities:
Proceeds from borrowings	53,500	24,892
Debt repayments	(62,500)	(37,930)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(853)	(573)
Issuances of common stock under employee stock purchase plan	69	50

Net cash used by financing activities	(9,784)	(13,561)
Net (decrease) increase in cash	(3,732)	4,751
Cash at beginning of year	9,789	5,038

Cash at end of year	$6,057	$9,789

Supplemental information:
Cash paid for interest	$511	$1,475
Cash paid for income taxes	$505	$345
Supplemental disclosure of non-cash financing activities
Common stock issued for acquisitions	$8,877	$3,770
Forgiveness of PPP Loans	$6,963	$-
Forgiveness of PPP Loan in connection with the YES acquisition	$916	$-

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

“Buy-and-Build” Growth Strategy

Beginning in 2015, the Company implemented a “buy-and-build” growth strategy. The Company’s acquisitions under its “buy-and-build” growth strategy since its implementation in 2015 include, without limitation, those described below.

•

On October 10, 2016, the Company purchased substantially all of the assets of Western State Design, LLC, a California-based company, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock.

•

On October 31, 2017, the Company purchased substantially all of the assets of Tri-State Technical Services, Inc., a Georgia-based company, for a purchase price consisting of approximately $7.95 million in cash and 338,115 shares of the Company’s common stock.

•

On February 9, 2018, the Company purchased substantially all of the assets of Dallas-based companies, Zuf Acquisitions I LLC (d/b/a/ AAdvantage Laundry Systems) and Sky-Rent LP, for total consideration of approximately $20.4 million, consisting of approximately $8.1 million in cash and 348,360 shares of the Company’s common stock.

•

On September 12, 2018, the Company purchased substantially all of the assets of Scott Equipment, Inc., a Houston-based company, for approximately $6.5 million in cash and 209,678 shares of the Company’s common stock.

•

On February 5, 2019, the Company acquired PAC Industries Inc. (“PAC”), a Pennsylvania-based company, for approximately $6.4 million in cash and 179,847 shares of the Company’s common stock.

•

On November 3, 2020, the Company acquired Yankee Equipment Systems, LLC (“YES”), a New Hampshire-based company, for approximately $5.3 million in cash and 278,385 shares of the Company’s common stock.

The acquired companies distribute commercial, industrial, and vended laundry products and provide installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. Each acquisition was effected by the Company through a separate wholly-owned subsidiary formed by the Company for the purpose of effecting the transaction, whether by an asset purchase or merger, and operating the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements.

See Note 3 for additional information about the acquisitions of YES and PAC and the other acquisitions consummated by the Company during fiscal 2020 and fiscal 2021.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. The COVID-19 pandemic, while showing initial signs of recovery earlier in fiscal 2021 has recently had a resurgence with the increased presence and spread of the Delta variant. Accordingly, the adverse impact of the COVID-19 pandemic is expected to continue in the near-term and possibly longer, including, without limitation, if the pandemic increases in size and scope, its duration is prolonged, or, among other matters related thereto, additional governmental actions, including, without limitation, business restrictions, are imposed. In response to the economic and business disruption caused by the COVID-19 pandemic during 2020, the Company took actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state, local or foreign authorities or otherwise determined to be advisable by management.

As of the date of this Annual Report on Form 10-K, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may negatively impact, the Company’s business and results, including sales and gross margin, in the future include, but are not limited to: potential limitations on the ability of suppliers to manufacture, or the Company’s ability to procure from manufacturers, the products the Company sells, or to meet delivery requirements and commitments; limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, federal or foreign orders that may restrict the Company’s operations or the operations of its customers, or require that employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; adverse impacts of the pandemic on certain industries and customers of the Company which operate in those industries, including the hospitality industry; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all.

The situation surrounding the COVID-19 pandemic remains fluid and highly uncertain. The Company is unable to determine or predict the nature, duration, or scope of the overall impact that the COVID-19 pandemic will have on the Company’s business, results of operations, liquidity, or financial condition, as such impact will depend in large part on future developments, including the severity and duration of the pandemic (including the Delta variant and any other future variants) and government and other actions taken in response thereto, all of which are highly uncertain. Further, even after the COVID-19 pandemic subsides, the Company may continue to experience adverse impacts to its business as a result of, among other things, any adverse impact that has occurred or may occur in the future in the economy or markets generally, and changes in customer or supplier behavior.

As a precautionary measure in order to increase its cash position and preserve financial flexibility in light of the uncertainties resulting from the COVID-19 pandemic, during May 2020, the Company and certain of its subsidiaries received a total of twelve PPP Loans in the aggregate principal amount of approximately $6.9 million. During the fourth quarter of fiscal 2021, the Company was notified by Fifth Third Bank, N.A., the lender with respect to the PPP Loans, that all twelve of the PPP Loans were fully forgiven. See Note 14, “Debt,” for further discussion regarding the PPP Loans.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of EVI Industries, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue when a sales arrangement with a customer exists (sales contract, purchase or sales order, or other indication of an arrangement), the transaction price is fixed and determinable, and the Company has satisfied the performance obligation(s) per the sales arrangement.

Performance Obligations and Revenue Over Time

Revenue primarily consists of revenues from the sale or leasing of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others; the sale of related replacement parts and accessories; and the provision of installation and maintenance services. The Company generates revenue primarily from the sale of equipment and parts to customers. Therefore, the majority of the Company’s contracts are short-term in nature and have a single performance obligation (to deliver products), which is satisfied when control of the product is transferred to the customer. Other contracts contain a combination of equipment sales with a service such as connection of the equipment, which is expected to be performed in the near-term. Such services are distinct and accounted for as separate performance obligations. Significant judgment may be required by management to identify the distinct performance obligations within each contract. Revenue is recognized on these contracts when control transfers to the Company’s customers via shipment of products or provision of services and the Company has the right to receive consideration for these products and services. Additionally, from time to time, the Company enters into longer-termed contracts which provide for the sale of equipment by the Company and the provision by the Company of related installation and construction services. The installation on these types of contracts is usually completed within six to twelve months. The Company recognizes a portion of its revenue over time using the cost-to-cost measure of progress, which measures a contract’s progress toward completion based on the ratio of actual contract costs incurred to date to the Company’s estimated costs at completion. Significant judgment may be required by management in the cost estimation process for these contracts, which is based on the knowledge and experience of the Company’s project managers, subcontractors and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s revenue recognition. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Total estimated costs to complete projects include various costs such as direct labor, material and subcontract costs. Changes in these estimates can have a significant impact on the revenue recognized each period. From time to time, the Company also enters into maintenance contracts and ad hoc maintenance and installation service contracts. These longer-term contracts, and maintenance and service contracts have a single performance obligation where revenue is recognized over time using the cost-to-cost measure of progress, which best depicts the continuous transfer of control of goods or services to the customer.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Revenue from products transferred to customers at a point in time include commercial and vended laundry parts and equipment sales and accounted for approximately 82% of the Company’s revenue for the fiscal year ended June 30, 2021 and 87% of the Company’s revenue for the fiscal year ended June 30, 2020. Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the Company’s customer are satisfied, which generally occurs with the transfer of control upon shipment.

The Company’s products are typically sold with a manufacturer’s warranty. Accordingly, warranty expense and product returns have not been significant.

Revenues that are recognized over time include (i) longer-termed contracts that include equipment purchase with installation and construction services, (ii) maintenance contracts, and (iii) service contracts. Revenue from products and services that are recognized over time accounted for approximately 18% of the Company’s revenue for the fiscal year ended June 30, 2021 and 13% of the Company’s revenue for the fiscal year ended June 30, 2020.

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

Costs, estimated earnings and billings on longer-term contracts when the cost-to-cost method of revenue recognition is utilized as of June 30, 2021 and 2020 consisted of the following (in thousands):

June 30,	2021	2020

Costs incurred on uncompleted contracts	$26,833	$17,019
Estimated earnings	3,697	1,580
Less: billings to date	(33,615)	(16,637)
Retainage	200	923
Ending balance	$(2,885)	$2,885

These amounts are included in the Company’s consolidated balance sheets under the following captions (in thousands):

June 30,	2021	2020
Contract assets	$347	$3,443
Contract liabilities	(3,232)	(558)
Ending balance	$(2,885)	$2,885

Contract liabilities are generally associated with contracts with durations of less than one year. Accordingly, such amounts are expected to be realized during the subsequent year.

The Company does not account for significant financing components if the period between the time when the transfer of the product or service to the customer occurs and when the customer pays for that service or product will be one year or less. The Company does not disclose the value of remaining performance obligations for contracts with an original expected period of one year or less or performance obligations for which the Company recognizes revenue at the amount that it has the right to invoice for services performed.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net assets acquired in a business combination. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The identification and measurement of goodwill impairment involves the estimation of the fair value of the reporting unit and involves uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The Company performed its annual impairment test on April 1, 2021 and determined there was no impairment.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Accounts Receivable

Accounts receivable are customer obligations due under what management believes to be customary trade terms. Invoices are typically due upon receipt, however, the Company may grant extended payment terms, typically 30 days, for certain customers. The Company sells its products primarily to hospitals, nursing homes, government institutions, laundry plants, hotels, motels, vended laundry facilities and distributors and dry cleaning stores and chains. The Company performs continuing credit evaluations of its customers’ financial condition and depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Management reviews accounts receivable on a regular basis to determine whether it is probable that any amounts are impaired. The Company includes any balances that are deemed probable to be impaired in its overall allowance for doubtful accounts. The provision for doubtful accounts is recorded in selling, general and administrative expenses in the consolidated statements of operations. If customary attempts to collect a receivable are not successful, the receivable is then written off against the allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.0 million at June 30, 2021 and $820,000 at June 30, 2020. Actual write-offs may vary from the recorded allowance.

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

Software Capitalization

The Company capitalizes certain costs related to the acquisition and development of internal use software, including implementation costs incurred in a cloud computing arrangement, during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, typically seven years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of equipment and improvements, net in the accompanying consolidated balance sheets, net of accumulated amortization, was $343,000 and $152,000 at June 30, 2021, and 2020, respectively. Computer software amortization expense was $29,000 in fiscal 2021. There was no related amortization expense in fiscal 2020. Amortization of capitalized software is included in selling, general and administrative expenses in the consolidated statements of operations.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Customer-Related Intangibles, Tradenames and Other Intangible Assets

Finite-lived intangibles are amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. Customer-related intangibles, non-compete, and other finite-lived intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over the estimated future periods to be benefited (5-10 years). The estimates of fair value of the Company’s indefinite-lived intangibles and long-lived assets are based on information available as of the date of the assessment and takes into account management’s assumptions about expected future cash flows and other valuation techniques. Amortization of finite-lived intangibles is included in selling, general and administrative expenses in the consolidated statements of operations. The Company also evaluates indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company performed its annual impairment test on April 1, 2021 and determined there was no impairment.

Asset Impairments

The Company periodically reviews the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell. The Company has concluded that there was no impairment of long-lived assets in the fiscal year ended June 30, 2021 or the fiscal year ended June 30, 2020.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Earnings Per Share

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards are considered participating securities because these awards contain a non-forfeitable right to dividends paid prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. During fiscal 2021 and fiscal 2020, the Company granted restricted stock awards of 8,624 and 187,169 shares, respectively, and 204,014 and 28,110 restricted stock units, respectively, under the EVI Industries, Inc. 2015 Equity Incentive Plan, as amended (see Note 20). During fiscal 2020, the Company also granted stock awards (not subject to forfeiture) of 13,550 shares of the Company’s common stock (5,262 of which shares were withheld to satisfy tax withholding obligations). Shares of restricted stock are deemed to constitute a second class of stock for accounting purposes. Basic and diluted earnings per share for fiscal 2021 and fiscal 2020 are computed as follows (in thousands, except per share data):

	For the years ended June 30,
	2021	2020

Net income	$8,384	$775
Less: distributed and undistributed income allocated to non-vested restricted common stock	731	62
Net income allocated to EVI Industries, Inc. shareholders	$7,653	$713
Weighted average shares outstanding used in basic earnings per share	12,142	11,841

Dilutive common share equivalents	436	330
Weighted average shares outstanding used in dilutive earnings per share	12,578	12,171
Basic earnings per share	$0.63	$0.06
Diluted earnings per share	$0.61	$0.06

At June 30, 2021, other than 866,970 unvested shares subject to restricted stock awards, there were no potentially dilutive securities outstanding. The remaining 306,202 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive. At June 30, 2020, other than 735,040 shares subject to restricted stock awards, there were no potentially dilutive securities outstanding. The remaining 307,790 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive.

Supplier Concentration

The Company purchases laundry, dry cleaning equipment, boilers and other products from a number of manufacturers and suppliers. Purchases from three manufacturers accounted for a total of approximately 62% of the Company’s purchases for fiscal 2021 and 63% of the Company’s purchases for fiscal 2020.

Advertising Costs

The Company expenses the cost of advertising as of the first date an advertisement is run. The Company incurred approximately $435,000 and $377,000 of advertising costs for fiscal 2021 and fiscal 2020, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The Company has no assets or liabilities that are adjusted to fair value on a recurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis during fiscal 2021 or fiscal 2020, except for certain assets acquired and liabilities assumed in a business combination (as described in Note 3).

The Company’s cash, accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximated estimated fair value, using Level 1 inputs. Cash is maintained with various high-quality financial institutions and have original maturities of three months or less. Accounts receivable and accounts payable approximate their fair value due to the short term nature of such accounts. The fair value of the Company’s indebtedness was estimated using Level 2 inputs based on quoted prices for those or similar debt instruments using applicable interest rates as of June 30, 2021 and approximated the carrying value of such debt because it accrues interest at variable rates that are repriced frequently. This approximates fair value based on the variable interest rate.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowances that might be required against the deferred tax assets. Management evaluates the Company’s ability to realize its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it believes that it is more likely than not that the asset will not be realized. There were no valuation allowance adjustments during fiscal 2021 or fiscal 2020.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately reflect actual outcomes. The Company does not believe that there are any material unrecognized tax benefits as of June 30, 2021 or 2020 related to tax positions taken on its income tax returns. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statements of operations.

The CARES Act, among its other provisions, includes tax provisions relating to refundable payroll tax credits, deferral of employer’s social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP), and financing options. With the exception of the forgiveness of debt from the PPP Loans initiated under the CARES Act, the Company’s income tax provision for fiscal 2021 and fiscal 2020 was not materially impacted by the provisions of the CARES Act.

Leases

Adoption of New Lease Standard

On July 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases (Topic 842) (“ASC 842”), which, among other things, requires lessees to recognize substantially all leases on their balance sheets and disclose certain additional key information about leasing arrangements. The new standard establishes a right of use (“ROU”) model that requires a lessee to recognize a ROU asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases are required to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted this standard using the modified retrospective transition approach, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption without restatement of prior periods. Therefore, the accompanying consolidated financial statements for fiscal 2021 and fiscal 2020 are presented under the new standard. There was no cumulative-effect adjustment recorded on July 1, 2019.

The Company elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company's contracts are or contain leases, (2) lease classification and (3) initial direct costs.

The primary impact for the Company was the balance sheet recognition of ROU assets (operating lease assets) and lease liabilities for operating leases as a lessee. The adoption of ASC 842 did not have a material impact on the results of operations or cash flows of the Company. See Note 9, “Leases,” for further discussion regarding the Company’s adoption of the new lease accounting standard.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which will eliminate certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and for interim periods within those fiscal years. The Company is currently evaluating the potential effects of this ASU; however, the Company does not expect that its adoption will have a material effect on its consolidated financial statements.

Management does not believe that other issued accounting standards and updates which are not yet effective will have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

3. Acquisitions

YES Acquisition

On November 3, 2020, the Company acquired Yankee Equipment Systems, Inc. (“YES”), pursuant to a merger whereby YES merged with and into, and became, a wholly-owned subsidiary of the Company (the “YES Acquisition”). YES is a New Hampshire-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. This acquisition expanded the Company’s footprint in the Northeast region of the United States. The consideration paid by the Company in connection with the merger consisted of $5.3 million in cash and 278,385 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility. Fees and expenses related to the YES Acquisition, consisting primarily of legal and other professional fees, totaled approximately $144,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the year ended June 30, 2021. The total purchase price for accounting purposes was $13.8 million, which included cash acquired of $792,000.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Allocation of purchase price consideration:
Accounts receivable	$1,482
Inventory	1,591
Other assets	1,812
Equipment and improvements	1,844
Intangible assets	3,800
Accounts payable and accrued expenses	(1,901)
Accrued employee expenses	(534)
Customer deposits	(525)
Deferred tax liabilities	(887)
Assumption of debt	(916)
Total identifiable net assets	5,766
Goodwill	7,230
Total	$12,996

The Company’s purchase price allocation set forth above is preliminary, as the Company is still evaluating certain working capital items in accordance with the purchase agreement.

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

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the YES Acquisition. The goodwill from the YES Acquisition is not deductible for income tax purposes.

ELS Acquisition

On January 15, 2021, the Company acquired Baystate Business Ventures d/b/a Eastern Laundry Systems (“ELS”), a Massachusetts-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The acquisition was effected by the Company, indirectly through a wholly-owned subsidiary, which purchased substantially all of the assets and assumed certain of the liabilities of ELS. The total consideration for the transaction consisted of $400,000 in cash, net of $57,000 of cash acquired, and the issuance of 10,726 shares of the Company’s common stock. The Company funded the cash consideration for the acquisition with credit facility borrowings. The acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, based on their respective fair values as of the closing date. Under ASC 805, if the fair value of the acquired net assets exceeds the purchase price, then a bargain purchase gain in the amount of such excess is recognized in the applicable condensed consolidated statement of operations. Based on the Company’s preliminary analysis of working capital and valuation-related items, the Company recognized a bargain purchase gain of $314,000 in connection with the acquisition of ELS, which is included as interest and other (expense), net in the consolidated statement of operations for the year ended June 30, 2021. The purchase price allocations are considered preliminary, as the Company is still assessing certain working capital and valuation-related items. Any change to the preliminary estimate of working capital and valuation-related items and the related deferred tax liability, if any, will be recognized as an adjustment to the bargain purchase gain.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Acquisitions During Fiscal 2020

During the fiscal year ended June 30, 2020, the Company completed the acquisitions of Professional Laundry Systems, LLC, which was acquired on August 1, 2019; Large Equipment, Inc. (d/b/a Laundry Systems of Tennessee) and TN Ozone, Inc. (d/b/a Premier Laundry Solutions and Premier Equipment Rental), which were acquired on January 31, 2020; and Commercial Laundry Equipment Company, Inc., which was acquired on February 28, 2020. The total consideration for these four transactions consisted of $1.6 million in cash, net of $192,000 of cash acquired, the assumption of $129,000 of long-term debt and the issuance of 132,726 shares of the Company’s common stock, with an aggregate grant date fair value of $3.8 million. The Company funded the cash consideration for each acquisition with credit facility borrowings. Each acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company has allocated a total of $2.1 million to goodwill, $680,000 to customer-related intangibles, and $410,000 to the respective trade names. Goodwill totaling $988,000 from certain of these acquisitions is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforces, as well as benefits from the increased scale of the Company as a result of these acquisitions.

PAC Acquisition

On February 5, 2019, the Company acquired PAC Industries Inc. (“PAC”) for approximately $6.4 million in cash and 179,847 shares of the Company’s common stock. As a portion of the stock consideration issued in connection with the acquisition, the Company transferred 114,634 shares to PAC’s ESOP. These shares were not permitted to be traded during the six-month period commencing on the closing date. Further, if a distribution event had occurred during such six-month period, then each participant would have had the option to require the Company to purchase such participant’s shares at fair market value. Due to the Company’s obligation under this put option, the distributed shares subject to the put option and the shares held by the ESOP were classified as temporary equity in the mezzanine section of the consolidated balance sheet as of the acquisition date. There were no distribution events during the six-month restriction period, which expired in August 2019. As a result, such shares are classified as permanent equity in the consolidated balance sheets as of June 30, 2020 and 2021.

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the acquisitions of YES and ELS as described above, as if the Company had completed each such transaction on July 1, 2019, using the estimated fair values of the assets acquired and liabilities assumed. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the transactions had occurred on the date assumed, nor are they indicative of future results of operations.

	For the year ended June 30,
(in thousands)	2021 (Unaudited)	2020 (Unaudited)
Revenues	$254,359	$271,298
Net income	8,796	1,939

The Company’s consolidated results of operations for fiscal 2021 include total revenue of approximately $33.0 million and total net income of approximately $1.7 million attributable to businesses acquired during fiscal 2021 and 2020, based on the consolidated effective tax rate. The Company’s consolidated results of operations for fiscal 2020 include total revenue of approximately $8.1 million and total net income of approximately $94,000 attributable to businesses acquired during fiscal 2020, based on the consolidated effective tax rate. These results of acquired businesses do not include the effects of acquisition costs or interest expense associated with consideration paid for the related acquisitions.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Interest and other (expense), net

Interest and other (expense), net for fiscal 2021 and 2020 are as follows (in thousands):

	Fiscal 2021	Fiscal 2020

Bargain purchase gain	$314	$-
Interest (expense), net	(635)	(1,432)
Interest and other (expense), net	$(321)	$(1,432)

5. Accounts Receivable

Accounts receivable as of June 30, 2021 and 2020 consisted of the following (in thousands):

June 30,	2021	2020

Accounts receivable - trade	$29,731	$18,500
Contract receivables	200	5,362
	29,931	23,862
Allowance for doubtful accounts	(1,027)	(820)
	$28,904	$23,042

6. Inventories

Inventories as of June 30, 2021 and 2020 were comprised of (in thousands):

June 30,	2021	2020

Equipment and parts	$25,601	$24,402
Reserve	(472)	(339)
	$25,129	$24,063

The Company established reserves of approximately $472,000 and $339,000 as of June 30, 2021 and 2020, respectively, against slow moving inventory.

7. Vendor Deposits

Vendor deposits represent advances made to the Company’s vendors for specialized inventory on order.

8. Other Current Assets

Other current assets as of June 30, 2021 and 2020 were comprised of (in thousands):

June 30,	2021	2020

Other receivables	$564	$209
Prepaid insurance	301	277
Net investments in sales type leases - current	884	762
Other current assets	2,670	1,793
	$4,419	$3,041

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Leases

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

As of June 30, 2021, the Company had 27 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2021 and 2030. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table sets forth the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of June 30, 2021. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending	Maturity of Operating Lease Liabilities (in thousands)

2022	$2,326
2023	1,931
2024	1,052
2025	735
2026	585
Thereafter	1,692
Total lease payments	$8,321
Less: amounts representing interest	623
Present value of lease liabilities	$7,698
Less: current portion	2,131
Long-term portion	$5,567

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents additional information related to the Company’s operating leases (in thousands):

Operating lease cost	Twelve months ended June 30, 2021	Twelve months ended June 30, 2020

Operating lease cost (1)	$2,109	$1,935
Short-term lease cost (1)	12	190
Variable lease cost (1)	351	177
Total lease cost	$2,472	$2,302

(1) Expenses are classified within selling, general and administrative expenses in the Company’s consolidated statement of operations for the years ended June 30, 2021 and 2020.

The table below presents lease-related terms and discount rates as of June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Weighted average remaining lease terms
Operating leases	5.4 years	4.0 years
Weighted average discount rate
Operating leases	2.9%	3.5%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the years ended June 30, 2021 and 2020 (in thousands):

	Twelve months ended June 30, 2021	Twelve months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:	$2,109	$1,935
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$3,649	$1,366

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases

2022	$3,059	$1,711	$1,348
2023	2,407	1,316	1,091
2024	1,769	926	843
2025	1,135	573	562
2026	626	294	332
Thereafter	562	257	305
			$4,481	*

* Excludes non-guaranteed residual values of $2.2 million.

The total net investments in sales type leases, including stated residual values, as of June 30, 2021 and June 30, 2020 was $6.7 million and $3.9 million, respectively. The current portion of $0.9 million and $0.7 million is included in other current assets in the consolidated balance sheets as of June 30, 2021 and June 30, 2020, respectively, and the long term portion of $5.8 million and $3.2 million is included in other assets in the consolidated balance sheets as of June 30, 2021 and June 30, 2020, respectively.

10. Equipment and Improvements

Major classes of equipment and improvements as of June 30, 2021 and 2020 consisted of the following (in thousands):

June 30,	2021	2020

Furniture and equipment	$9,023	$5,099
Leasehold improvements	2,809	2,137
Vehicles	4,846	5,326
	16,678	12,562
Accumulated depreciation and amortization	(6,084)	(4,570)
	$10,594	$7,992

Depreciation and amortization of equipment and improvements amounted to approximately $2.7 million in fiscal 2021 and $2.0 million in fiscal 2020.

11. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2019	54,501
Goodwill from fiscal 2020 acquisitions (as described in Note 3)	2,094
Other	83
Balance at June 30, 2020	$56,678
Goodwill from YES Acquisition (as described in Note 3)	7,230
Working capital adjustments (1)	(27)
Balance at June 30, 2021	63,881
(1) Relates to working capital adjustments from business acquisitions consummated by the Company during fiscal 2020

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Customer-related intangibles, tradenames and other intangible assets as of June 30, 2021 and 2020 consisted of the following (dollars in thousands):

June 30,	Estimated Useful Lives (in years)	2021	2020

Customer-related intangibles	8-10	$18,237	$16,037
Tradenames	Indefinite	11,155	9,555
Covenants not to compete	5	566	566
License agreements	10	529	529
Trademarks and patents	10-15	176	176
		30,663	26,863
Accumulated amortization		(6,986)	(5,109)
		$23,677	$21,754

Amortization expense was approximately $1.9 million in fiscal 2021 and $1.7 million in fiscal 2020, and is included in selling, general and administrative expenses in the consolidated statements of operations. Weighted average remaining estimated useful lives for customer-related intangibles, covenants not to compete, license agreements, and trademarks and patents were 7.0 years, 0.6 years, 0 years and 0 years, respectively.

Based on the carrying amount of intangible assets as of June 30, 2021, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in the five-year period ending June 30, 2026 and thereafter is as follows (in thousands):

Fiscal years ending June 30,

2022	$1,884
2023	1,841
2024	1,841
2025	1,837
2026	1,836
Thereafter	3,283
Total	$12,522

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2021 and 2020 were comprised of (in thousands):

June 30,	2021	2020

Accounts payable	$20,665	$18,888
Accrued expenses	4,376	4,572
Sales tax accruals	1,186	832
	$26,227	$24,292

13. Income Taxes

The following are the components of income taxes (benefit) (in thousands):

Fiscal years ended June 30,	2021	2020

Current
Federal	$(186)	$489
State	97	262
	(89)	751

Deferred
Federal	1,402	(37)
State	191	(141)
	1,593	(178)
	$1,504	$573

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The reconciliation of income tax expense computed at the federal statutory tax rate of 21% for the fiscal years ended June 30, 2021 and 2020 to the provision for income taxes is as follows (in thousands):

Fiscal years ended June 30,	2021	2020

Tax at the statutory rate	$2,076	$283
State income taxes, net of federal benefit	265	67
Nondeductible compensation	348	340
PPP Loan forgiveness	(1,462)	-
Other	277	(117)
	$1,504	$573

Effective tax rate	15.2%	42.5%

Deferred income taxes reflect the net tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and the basis used for income tax purposes. Significant components of the Company’s current and noncurrent deferred tax assets and liabilities as of June 30, 2021 and 2020 were as follows (in thousands):

Fiscal years ended June 30,	2021	2020

Deferred tax assets:
Allowance for doubtful accounts	$182	$106
Inventory capitalization	353	385
Stock compensation	557	705
Accrued liabilities	605	221
Other	69	554
	1,766	1,971

Deferred tax liabilities:
Goodwill	(2,974)	(2,120)
Depreciation	(1,533)	(412)
Intangible assets	(1,268)	(1,167)
Other	(199)	-
	(5,974)	(3,699)
Net deferred income tax (liabilities) assets	$(4,208)	$(1,728)

As of June 30, 2021, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2016.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Debt

The Company’s long-term debt as of June 30, 2021 and 2020 was as follows (in thousands):

	June 30, 2021	June 30, 2020
Revolving Line of Credit	$12,000	$21,000
PPP Loans	-	6,892
Less: unamortized discount and deferred financing costs	(127)	(182)
Total debt, net	11,873	27,710
Less: current maturities of long-term debt	-	(2,680)
Total long-term debt	$11,873	$25,030

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At June 30, 2021, the Company was in compliance with its covenants under the 2018 Credit Agreement and $30.4 million was available to borrow under the revolving credit facility.

The obligations of the Company under the 2018 Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

On May 21, 2020, the Company and certain of its subsidiaries received a total of twelve loans (the “PPP Loans”) totaling approximately $6.9 million in principal amount from Fifth Third Bank, N.A. (the “Lender”) under the Paycheck Protection Program (the “PPP”). The proceeds of the PPP Loans were used primarily for payroll costs. During the fourth quarter of 2021, the Company was notified by the Lender that all twelve of the PPP Loans were fully forgiven. In accordance with ASC 405-20, Liabilities – Extinguishment of Liabilities, the Company recognized a gain of $7.0 million during fiscal 2021 in connection with the forgiveness of the PPP Loans and the related accrued interest.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after the forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the loan was forgiven or repaid in full and to provide that documentation to the SBA upon request. The Company has not accrued any liability associated with any potential adverse determination of the forgiveness of the PPP Loans which may result from any audit the PPP Loans if the SBA disagrees with any position taken by management with respect to the loan or forgiveness processes.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In addition to the PPP Loans obtained by the Company and certain of its subsidiaries during May 2020, in connection with the YES Acquisition during November 2020, the Company, indirectly through its wholly-owned subsidiary, also assumed the approximately $916,000 loan previously obtained by YES under the PPP. The terms and conditions of such PPP loan were substantially similar to those of the PPP Loans obtained by the Company and its other subsidiaries. Under the merger agreement related to the YES Acquisition, the Company was entitled to indemnification for any required repayment of the loan to YES under the PPP. During the quarter ended March 31, 2021, the loan to YES under the PPP was forgiven in full. The Company determined that the fair value of its right to indemnification was equal to the amount forgiven. Accordingly, the Company did not recognize any gain on the extinguishment of this debt.

15. Related Party Transactions

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of the Company or its subsidiaries. These leases include the following:

The Company’s wholly-owned subsidiary, Steiner-Atlantic, leased 28,000 square feet of warehouse and office space from an affiliate of Michael S. Steiner, President of Steiner-Atlantic and a former director and officer of the Company, pursuant to a lease agreement dated November 1, 2014, as amended. The lease term was extended during January 2020 to run through October 31, 2020, on which date the lease expired. Monthly base rental payments under the lease were $12,000. In addition to base rent, Steiner-Atlantic was responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $25,000 and $148,000 during fiscal 2021 and 2020, respectively.

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development of the Company. Monthly base rental payments are $12,000 during the initial term of the lease. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $144,000 during each of fiscal 2021 and 2020. On September 10, 2021, the Audit Committee of the Company’s Board of Directors approved the exercise of the Company’s option to renew the lease for the first three-year renewal term. Base rent for the first renewal term will be $19,000 per month.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $252,000 during each of fiscal 2021 and 2020.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. During February 2018, AAdvantage entered into a month-to-month lease agreement with an affiliate of Mike Zuffinetti for a total of 17,000 square feet of warehouse and office space. Monthly base rental payments under this lease were $13,500. This month-to-month lease was terminated on October 31, 2018. In addition, on November 1, 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $481,000 during each of fiscal 2021 and 2020.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $137,000 during each of fiscal 2021 and 2020.

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries, entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, former President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $180,000 and $176,000 during fiscal 2021 and 2020, respectively.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments total $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $92,000 during fiscal 2021.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16. Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts and trade receivables. The Company maintains its cash at large financial institutions. At June 30, 2021, bank deposits exceeded Federal Deposit Insurance Corporation insured limits. The Company believes that concentrations of credit risk with respect to trade receivables are limited due to the Company’s large customer base. Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold. Sales to a federal government agency accounted for approximately 9% and 5% of the Company’s revenues for fiscal 2021 and 2020, respectively. Additionally, no single contract for a federal government facility or other contract accounted for more than 10% of the Company’s revenues for fiscal 2021 or 2020. As of June 30, 2021, there were no accounts receivable due from any individual entity which accounted for greater than 10% of the Company’s accounts receivable at June 30, 2021.

17. Commitments and Contingencies

From time to time in the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide assurance to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. There were no outstanding performance and payment bonds at June 30, 2021 or 2020.

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

18. Retirement Plan

The Company has participatory deferred compensation plans under which it matches half of employee contributions up to 6% of an eligible employee’s yearly compensation on a discretionary basis. In response to the ongoing COVID-19 pandemic, the Company reduced its match in fiscal 2021 to one quarter of employee contributions up to 6% of an eligible employee’s yearly compensation, with a limit of a match of 1% of an eligible employee’s yearly compensation. Employees are eligible to participate in the plans after one year of service. The Company contributed approximately $171,000 and $491,000 to the plans during fiscal 2021 and fiscal 2020, respectively. The plans are qualified plans under Section 401(k) of the Internal Revenue Code.

19. Shareholders’ Equity

No dividends were declared or paid during the years ended June 30, 2021 or 2020.

20. Equity Plan

Equity Incentive Plan

During 2015, the Company’s board of directors and stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”). During December 2020, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of the Company’s common stock authorized for issuance pursuant to awards granted under the Plan to 3,000,000 shares. The fair value of awards granted under the Plan is expensed on straight-line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. Non-cash share-based compensation expense under the Plan totaled $2.4 million and $2.3 million for fiscal 2021 and fiscal 2020, respectively.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During fiscal 2021, restricted stock awards and restricted stock units of a total of 8,624 shares and 204,014 shares, respectively, were granted under the Plan. A portion of the restricted stock awards is scheduled to vest ratably over four years and the remainder is scheduled to cliff vest on or about the five-year anniversary of the applicable grant date, subject, in the case of certain restricted shares, to accelerated vesting upon the achievement of certain specified performance goals. The total grant date fair value, determined by using the stock price on the date of grant, of such restricted stock awards was $264,000. A portion of the restricted stock units is scheduled to vest ratably over four years and the remainder is scheduled to vest in 4 to 41 years. The total grant date fair value of such restricted stock units was $6.3 million.

During fiscal 2020, restricted stock awards, restricted stock units and stock awards of a total of 187,169 shares, 28,110 shares and 13,550 shares, respectively, were granted under the Plan. A portion of the restricted stock awards is scheduled to vest ratably over four years and the remainder is scheduled to vest in 10 to 21 years, subject, in the case of certain restricted shares, to accelerated vesting upon the achievement of certain specified performance goals. The total grant date fair value, determined by using the stock price on the date of grant, of such restricted stock awards was $4.2 million. A portion of the restricted stock units is scheduled to vest ratably over four years and the remainder is scheduled to vest in 4 to 37 years. The total grant date fair value of such restricted stock units was $689,000. Stock awards relate to shares of the Company’s common stock issued under the Plan which are held by the recipient upon grant without any future risk of forfeiture. The total grant date fair value of such stock awards was $300,000.

During fiscal 2021, 77,624 shares of restricted stock vested and 25,310 shares of common stock with an aggregate fair market value of $853,000 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock. During fiscal 2020, 55,803 shares of restricted stock vested and 17,200 shares of common stock with an aggregate fair market value of $457,000 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock. As described above, during fiscal 2020, the Company also granted stock awards (not subject to forfeiture) of 13,550 shares of the Company’s common stock. 5,262 of such shares of common stock, which had an aggregate fair market value of $116,000 as of the grant date, were withheld in lieu of cash to satisfy tax withholding obligations in connection with the grant of the stock awards. As of June 30, 2021, the Company had $14.9 million and $7.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested restricted stock awards and restricted stock units, respectively, which is expected to be recognized over the weighted-average period of 17.5 years and 11.2 years, respectively.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of non-vested restricted stock activity as of, and for the fiscal year ended, June 30, 2021:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted stock outstanding at June 30, 2020	987,220	$19.40	55,610	$30.31
Granted	8,624	30.61	204,014	31.03
Vested	(75,093)	18.05	(2,531)	26.40
Forfeited	(1,492)	33.53	(3,180)	30.76
Non-vested restricted stock outstanding at June 30, 2021	919,259	$19.59	253,913	$30.92

Employee Stock Purchase Plan

During 2017, the Company’s board of directors and stockholders approved the Company’s 2017 Employee Stock Purchase Plan, which, subject to the terms of the plan, allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The employee stock purchase plan provides for six-month offering periods ending on December 31 and June 30 of each year. During fiscal 2021, 2,492 shares of common stock were purchased under the Company’s employee stock purchase plan for which the Company received net proceeds of $69,000. During fiscal 2020, 2,216 shares of common stock were purchased under the Company’s employee stock purchase plan for which the Company received net proceeds of $50,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. This evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on its evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2021.

Management has excluded Yankee Equipment Systems, LLC from its assessment of internal control over financial reporting as of June 30, 2021. This business was acquired by the Company during fiscal 2021, and management has not conducted an assessment of the internal control over financial reporting of this business. Total assets and revenues of YES represented 10% and 7%, respectively, of the related consolidated financial statement amounts of the Company as of, or for the fiscal year ended, June 30, 2021.

BDO USA, LLP (“BDO”), the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2021 and its report thereon is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

EVI Industries, Inc.

Miami, Florida

Opinion on Internal Control over Financial Reporting

We have audited EVI Industries, Inc.’s, formerly EnviroStar, Inc. and Subsidiaries (the “Company’s”) internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2021, and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2021, and the related notes, and our report dated September 13, 2021 expressed an unqualified opinion thereon.

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

As indicated in the accompanying 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Yankee Equipment Systems, LLC (“YES”) which was acquired on November 3, 2020, and which is included in the consolidated balance sheets of the Company as of June 30, 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. YES constituted 10% of total assets as of June 30, 2021, and 7% and 2% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of YES, because of the timing of its acquisitions. Accordingly, our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these subsidiaries.

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

/s/ BDO USA, LLP

Miami, Florida	Certified Public Accountants

September 13, 2021

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2021 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2021 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information, as of June 30, 2021, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$-	1,666,009 (1)
Equity compensation plans not approved by security holders	0	$-	0

Total	0	$-	1,666,009(1)
(1)

Includes 1,572,058 shares of the Company’s common stock available for issuance under the Company’s 2015 Equity Incentive Plan, as amended, and 93,951 shares of the Company’s common stock available for issuance under the Company’s 2017 Employee Stock Purchase Plan.

Other Information

The remaining information required by Item 12 of Form 10-K will be provided by incorporating such information by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2021 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2021 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2021 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1) Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2021 and 2020

Consolidated Statements of Operations for the years ended June 30, 2021 and 2020

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended June 30, 2021 and 2020

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

Description of the Company’s Securities (Incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on September 13, 2019)

10(a)

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

EVI Industries, Inc. 2015 Equity Incentive Plan, as amended (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 25, 2020)

10(b)(2)*

Form of Notice of Grant and Restricted Stock Agreement (Incorporated by reference to Exhibit 10(e)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017)

10(b)(3)*	Form of Notice of Grant and Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2015)

21	Subsidiaries of the Company (Filed herewith)

23	Consent of BDO USA, LLP (Filed herewith)

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32(a)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32(b)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVI Industries, Inc.

Dated: September 13, 2021
By:	/s/ Henry M. Nahmad
Henry M. Nahmad
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Henry M. Nahmad	Chairman, Chief Executive Officer	September 13, 2021
Henry M. Nahmad	(Principal Executive Officer) and President

/s/ Dennis Mack	Executive Vice President	September 13, 2021
Dennis Mack	and Director

/s/ Robert H. Lazar	Chief Financial Officer	September 13, 2021
Robert H. Lazar	(Principal Financial and Accounting Officer)

/s/ David Blyer	Director	September 13, 2021
David Blyer

/s/ Alan M. Grunspan	Director	September 13, 2021
Alan M. Grunspan

/s/ Timothy P. LaMacchia	Director	September 13, 2021
Timothy P. LaMacchia

/s/ Hal M. Lucas	Director	September 13, 2021
Hal M. Lucas

/s/ Glen Kruger	Director	September 13, 2021
Glen Kruger