Form 10-K/A
period 2021-06-30
EVI INDUSTRIES, INC.
filed 2021-10-28
CIK 65312

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

The number of outstanding shares of the registrant’s common stock as of October 20, 2021 was 12,278,431.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

EVI Industries, Inc. (the "Company") is filing this Amendment No. 1 (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the "Fiscal 2021 Form 10-K"), as filed with the Securities and Exchange Commission (the "SEC") on September 13, 2021, solely to provide the remaining information required by Items 10-14 of Part III of Form 10-K. Except as it relates to the provision of such information, this Amendment does not reflect subsequent events occurring after the original filing date of the Fiscal 2021 Form 10-K or modify or update in any way disclosures made in the Fiscal 2021 Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment, new certifications of the Company's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment.

-i-

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the names and ages of the Company’s executive officers and directors, and their respective positions with the Company.

Name	Age	Position
Henry M. Nahmad	42	Chairman, Chief Executive Officer and President
Dennis Mack	77	Executive Vice President, Corporate Strategy and Director
Tom Marks	62	Executive Vice President, Business Development and President of West Region
Robert H. Lazar	57	Chief Financial Officer and Chief Accounting Officer
David Blyer	61	Director
Glen Kruger	46	Director
Timothy P. LaMacchia	59	Director
Hal M. Lucas	42	Director

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

Dennis Mack has served as Executive Vice President of the Company since October 2016 when he was appointed to such position in connection with the Company’s acquisition of Western State Design at that time. In December 2018, his corporate title was changed to Executive Vice President, Corporate Strategy. Mr. Mack has also been a director of the Company since November 2016. Mr. Mack founded Western State Design in 1974 and has served as its President since its inception. The Board believes that it benefits from Mr. Mack’s knowledge of the commercial laundry industry as well as his understanding of the operations, prospects, products, customers, suppliers and employees of Western State Design.

Tom Marks has served as Executive Vice President of the Company since October 2016 when he was appointed to such position in connection with the Company’s acquisition of Western State Design at that time. In December 2018, his corporate title was changed to Executive Vice President, Business Development and he was named President of the Company’s West Region in January 2021. Mr. Marks has also been employed by Western State Design since 1987, including as Executive Vice President since 2007.

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

David Blyer has served as a director of the Company since 1998. Since April 2017, Mr. Blyer has served as President and Chief Executive Officer of Arreva LLC, which provides software to serve the fundraising and donor relationship management needs of nonprofit organizations. Arreva is the successor by merger to DonorCommunity Inc., a company founded by Mr. Blyer which provided a software platform to non-profit organizations to assist in their operational and fundraising activities. Mr. Blyer served as President and Chief Executive Officer of DonorCommunity from August 2010 until the time of its merger with Telosa Software to form Arreva. Mr. Blyer was Co-Chairman of Stone Profiles LLC (formerly Profiles in Concrete, Inc.), a manufacturer and installer of architectural cast stone for the residential and commercial construction markets, from January 2005 until March 2010. From July 2002 until January 2005, Mr. Blyer was an independent consultant. Mr. Blyer was Chief Executive Officer and President of Vento Software, Inc., a developer of software for specialized business applications, from 1994, when he co-founded Vento, until November 1999, when Vento was acquired by SPSS Inc., a computer software company that developed and distributed technology for the analysis of data in decision-making and which merged with a subsidiary of IBM in 2010. From November 1999 until December 2000, Mr. Blyer served as Vice President of Vento and, from January 2001 until July 2002, he served as President of the Enabling Technology Division of SPSS. The Board believes that Mr. Blyer brings to the Board broad experience in developing sales and marketing strategies, in addition to business operations skills gained through his founding and running of a number of diverse companies as well as his leading of a division of SPSS, which at the time was a publicly-held company. Mr. Blyer has an MBA in finance.

Glen Kruger has served as a director of the Company since December 2019. Since February 2017, Mr. Kruger has served as Director, Investment Banking at GCA Advisors, LLC, a global investment bank that provides strategic merger and acquisition, capital markets and private funds advisory services to growth companies and market leaders. From February 2012 until he joined GCA Advisors in February 2017, Mr. Kruger was a Director, Investment Banking at KeyBanc Capital Markets. He received a BSc in Mechanical Engineering from the University of Natal (South Africa) and an MBA from Babson College. The Board believes that Mr. Kruger is a valuable contributor to the Board based on, among other things, his experience and expertise with respect to the capital markets and merger and acquisition transactions.

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

Hal M. Lucas has served as a director of the Company since 2015. Mr. Lucas is an attorney in private practice. He is a founding partner of the law firm of Lucas Savitz P.L. (and its predecessor), where Mr. Lucas has practiced since 2011. Prior to that time, Mr. Lucas was an attorney at the law firm of Astigarraga Davis Mullins & Grossman, P.A. from 2008 to 2011 and at the law firm of Bilzin Sumberg Baena Price & Axelrod LLP from 2004 to 2008. Mr. Lucas also served as Of Counsel to Astigarraga Davis Mullins & Grossman, P.A. from 2011 to 2013. Since 2019, Mr. Lucas has also served as a director and President of South Tip Holdings, LLC, a Miami, Florida-based hemp and CBD producer. Mr. Lucas obtained his Juris Doctor degree from The University of Texas School of Law and a Bachelor’s degree in economics and international relations from The Johns Hopkins University. The Board believes that Mr. Lucas’ experience in legal and business matters gained from his career as a practicing attorney and his service as President and a director of South Tip Holdings benefits the Company and makes him a valuable asset to the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of the Company’s Common Stock and other equity securities, if any, with the SEC and the NYSE American. The Company’s directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the fiscal year ended June 30, 2021 (“fiscal 2021” or “fiscal year 2021”).

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. The Code of Business Conduct and Ethics is supplemented by a Senior Financial Officers Code of Ethics that applies to the Company’s Chief Executive Officer and any other senior financial officers. The Code of Business Conduct and Ethics and the Senior Financial Officers Code of Ethics are posted in the “Investors – Corporate Governance – Governance Documents” section of the Company’s website at www.evi-ind.com. Any amendments to, or waivers of, the Code of Business Conduct and Ethics or Senior Financial Officers Code of Ethics (in each case, to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) will be posted on the Company’s website or made available by other appropriate means as required or permitted under applicable rules and regulations of the SEC and the NYSE American.

Audit Committee

The Company’s Board of Directors has a standing Audit Committee. The Audit Committee consists of Timothy P. LaMacchia, Chairman, and Glen Kruger. As permitted by the Audit Committee’s Charter and by the rules of the NYSE American due to the Company qualifying as a “smaller reporting company” under Regulation S-K promulgated by the SEC, the Audit Committee is permitted to be comprised of two members. The Board determined that each member of the Audit Committee is “financially literate” and “independent” within the meaning of the rules of the NYSE American (including, with respect to their independence, the additional independence requirements applicable to audit committee members thereunder) and applicable SEC rules and regulations. The Board also determined that Mr. LaMacchia is qualified as an “audit committee financial expert,” as defined under Item 407 of Regulation S-K promulgated by the SEC.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information concerning compensation which, for the fiscal years ended June 30, 2021 and 2020, the Company paid to, or accrued on behalf of, Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, and Tom Marks and Robert H. Lazar, the Company’s next two highest paid executive officers during the fiscal year ended June 30, 2021. Messrs. Nahmad, Marks and Lazar are sometimes hereinafter referred to individually as a “Named Executive Officer” and collectively as the “Named Executive Officers.”

Name and Principal Positions(1)	Fiscal Year	Salary(3)	Bonus(4)	Stock Awards(5)	Option Awards	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation	Total
Henry M. Nahmad Chairman, Chief Executive Officer and President	2021 2020	$550,000 $550,000	— $500,000	— $4,000,000	— —	— —	— —	— —	$550,000(6) $5,050,000
Tom Marks Executive Vice President, Business Development and President of West Region	2021 2020	$300,000 $300,000	$150,000 —	$1,836,600 —	— —	— —	— —	$2,850 $8,400	$2,289,450 $308,400
Robert H. Lazar(2) Chief Financial Officer and Chief Accounting Officer	2021	$205,000	$40,000	$263,981	—	—	—	—	$508,981

(1)	The Company does not have an employment agreement with any of the Named Executive Officers. The compensation of the Named Executive Officers is determined by the Compensation Committee of the Board of Directors. Each Named Executive Officer receives an annual base salary and may receive bonuses, in cash and/or equity awards, pursuant to bonus plans which may established from time to time by the Compensation Committee or otherwise at the discretion of the Compensation Committee. Equity awards, if any, are granted under the Company’s 2015 Equity Incentive Plan, as amended (the “Equity Incentive Plan”). The Named Executive Officers are also provided certain benefits, including health and welfare benefits and the right to participate in the Company’s participatory Section 401(k) Profit Sharing Plan described below, on the same basis as the Company’s other employees.

(2)	Mr. Lazar was not a “named executive officer” of the Company for the fiscal year ended June 30, 2020. Accordingly, compensation information for Mr. Lazar is provided only for the fiscal year ended June 30, 2021.

(3)	Represents the annual base salary paid to the Named Executive Officer during the applicable fiscal year. Each Named Executive Officer's annual base salary is subject to adjustment from time to time at the discretion of the Compensation Committee. Upon the approval of the Compensation Committee, the annual base salary of Mr. Marks was increased to $400,000, effective July 1, 2021, and the annual base salary of Mr. Lazar was increased to $240,000, effective September 13, 2021.

(4)	Represents discretionary bonuses paid upon the approval of the Compensation Committee, in each cash, based upon a subjective evaluation of the performance of the Company and the applicable Named Executive Officer. As described in further detail under “Chief Executive Officer Compensation” below, Mr. Nahmad’s fiscal year 2020 bonus consisted of a $200,000 cash bonus and a stock award of $300,000 of shares of the Company’s Common Stock. With respect to the bonuses paid to Mr. Mack and Mr. Lazar for fiscal year 2021, the Compensation Committee considered the recommendation of the Company’s Chief Executive Officer and the performance and financial condition of the Company, including, in the case of Mr. Marks, Western State Design and the other operating subsidiaries of the Company comprising the Company’s West Region (of which Mr. Marks is the President).

(5)	Represents the aggregate grant date fair value of (i) in the case of Mr. Nahmad, a restricted stock award of 180,669 shares of the Company’s Common Stock granted to Mr. Nahmad during February 2020, (ii) in the case of Mr. Marks, 60,000 restricted stock units granted to Mr. Marks during November 2020, each of which represents a contingent right to receive one share of the Company’s Common Stock upon vesting, and (ii) in the case of Mr. Lazar, a restricted stock award of 8,624 shares of the Company’s Common Stock granted to Mr. Lazar during November 2020. Each such grant was made under the Company’s Equity Incentive Plan upon the approval of the Compensation Committee. Additional information regarding these grants, including the vesting schedules, is set forth below under “Outstanding Equity Awards at June 30, 2021” and, in the case of the grant to Mr. Nahmad, “Chief Executive Officer Compensation.” Assumptions used in the calculation of the grant date fair value of the restricted stock awards and units are included in Note 20 to the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the SEC on September 13, 2021. Due to the long-term vesting of a majority of these restricted stock awards and units (subject to potential vesting acceleration under limited circumstances) and the risk of forfeiture until vesting, the present value of the restricted stock awards and units is significantly less than the grant date fair value presented in the table. In addition to the restricted stock awards presented in the table, during September 2021, the Company, upon the approval of the Compensation Committee, granted to Mr. Lazar restricted stock awards of 10,303 shares of the Company’s Common Stock under the Company’s Equity Incentive Plan, 25% of which will cliff vest on September 10, 2025 and 75% of which will cliff vest on September 10, 2031, in each case, subject to the terms and conditions of the Company’s Equity Incentive Plan.

(6)	It is expected that the Compensation Committee will meet in the near term to consider matters related to Mr. Nahmad’s compensation, including a potential base salary increase, cash bonus and restricted stock grant under the Company’s Equity Incentive Plan. Such items, including the amounts thereof, have not been determined at this time and are subject to Compensation Committee approval.

Chief Executive Officer Compensation

On February 24, 2020, the Company, upon the approval of the Compensation Committee, granted to Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, a $500,000 bonus, $200,000 of which was paid in cash and $300,000 of which was paid in the form of a stock award of 13,550 immediately vested shares of the Company’s Common Stock. Mr. Nahmad surrendered 5,262 of the these shares to the Company in order to satisfy the Company’s tax withholding obligation relating to the grant thereof. In addition to the cash and stock bonus, the Company, upon the approval of the Compensation Committee, also granted to Mr. Nahmad on February 24, 2020 a restricted stock award of 180,669 shares of the Company’s Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, a total of 25% of the restricted shares are scheduled to vest ratably in four equal annual installments through February 2024, with the first such installment having vested during February 2021. The remaining 75% of the restricted shares (the “Balance Shares”) are scheduled to vest on November 5, 2040 (the “Cliff Vest Date”), which is the date on which Mr. Nahmad will reach the age of 62, subject to accelerated vesting with respect to 50% of the Balance Shares if the Company’s total consolidated revenues for four consecutive fiscal quarters, in the aggregate, equals or exceeds a certain specified amount (which would represent an approximately 50% increase in total revenues compared to the Company’s consolidated revenues for the fiscal year ended June 30, 2020). See also “Compensation Plans and Arrangements” below for information regarding the accelerated vesting of the restricted stock awards in the event of Mr. Nahmad’s death or Disability (as defined in his restricted stock award agreements) and the potential accelerated vesting in connection with any Change in Control of the Company (as defined in the Company’s Equity Incentive Plan).

In approving the bonus and restricted stock award grant to Mr. Nahmad during February 2020, the Compensation Committee considered, among other things, the Company’s growth, including the success of the Company’s growth strategy and Mr. Nahmad’s role and performance with respect thereto, and the Company’s financial results and condition. In addition, with respect to the bonus, the Compensation Committee reviewed and considered the report of Pearl Meyer & Partners, LLC, a third party executive compensation consulting firm engaged by the Compensation Committee to assist the Compensation Committee with respect to its review and determination of the compensation of Mr. Nahmad, as the Company’s Chief Executive Officer. Further, in connection with the restricted stock award grant, the Compensation Committee considered the fact that Mr. Nahmad did not receive any equity-based compensation during the fiscal years ended June 30, 2018 or 2019.

See also footnote 6 to the “Summary Compensation Table” above regarding certain matters related to Mr. Nahmad’s compensation that the Compensation Committee is expected to consider in the near term.

Outstanding Equity Awards at June 30, 2021

The following table sets forth certain information regarding restricted stock awards (or, in the case of Tom Marks only, restricted stock units) of the Company’s Common Stock held by Henry M. Nahmad, Tom Marks and Robert H. Lazar as of June 30, 2021. Other than as set forth below, none of the Named Executive Officers held any restricted stock awards, restricted stock units or other equity-based awards, including stock options, of the Company at June 30, 2021. As described above, in addition to the restricted stock awards set forth in the table below, during September 2021, the Company, upon the approval of the Compensation Committee, granted to Mr. Lazar restricted stock awards of 10,303 shares of the Company’s Common Stock under the Company’s Equity Incentive Plan, 25% of which will cliff vest on September 10, 2025 and 75% of which will cliff vest on September 10, 2031, in each case, subject to the terms and conditions of the Company’s Equity Incentive Plan.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Henry M. Nahmad	311,071(1)	$8,834,416	—	—
	311,071(1)	$8,834,416	—	—
	169,377(2)	$4,810,307	—	—
Tom Marks	60,000(3)	$1,704,000	—	—
Robert H. Lazar	18,088(4)	$513,699	—	—
	6,500(5)	$184,600	—	—
	8,624(6)	$244,922	—	—

(1)	Represents restricted shares of the Company’s Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, including as described below under “Compensation Plans and Arrangements,” these restricted shares are scheduled to vest on November 5, 2040, the date on which Mr. Nahmad will reach the age of 62.

(2)	Represents restricted shares of the Company’s Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, including as described under “Chief Executive Officer Compensation” above and “Compensation Plans and Arrangements” below, 75% of these restricted shares are scheduled to vest on November 5, 2040, the date on which Mr. Nahmad will reach the age of 62, and the balance of these restricted shares is scheduled to vest in three remaining annual installments during February 2022, 2023 and 2024.

(3)	Represents restricted stock units, each of which represents a contingent right to receive one share of the Company’s Common Stock upon vesting. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock unit agreement, including as described below under “Compensation Plans and Arrangements,” these restricted stock units are scheduled to vest on November 3, 2030 (subject to an accelerated vesting schedule for 50% of such shares if the Company’s total consolidated revenues for four consecutive fiscal quarters, in the aggregate, equals or exceeds a certain specified amount, which would represent an approximately 50% increase in total revenues compared to the Company’s consolidated revenues for the fiscal year ended June 30, 2020).

(4)	Represents restricted shares of the Company’s Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, including as described below under “Compensation Plans and Arrangements,” these restricted shares are scheduled to vest on June 2, 2027.

(5)	Represents restricted shares of the Company’s Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, including as described below under “Compensation Plans and Arrangements,” these restricted shares are scheduled to vest on October 28, 2029.

(6)	Represents restricted shares of the Company’s Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, including as described below under “Compensation Plans and Arrangements,” 75% of these restricted shares are scheduled to vest on February 12, 2026, the date on which Mr. Lazar will reach the age of 62 (subject to an accelerated vesting schedule for 50% of such shares if the Company’s total consolidated revenues for four consecutive fiscal quarters, in the aggregate, equals or exceeds a certain specified amount, which would represent an approximately 50% increase in total revenues compared to the Company’s consolidated revenues for the fiscal year ended June 30, 2020), and the balance of these restricted shares is scheduled to vest in four equal annual installments during November 2021, 2022, 2023 and 2024.

Compensation Plans and Arrangements

As described above, no Named Executive Officer is a party to an employment agreement with the Company. In addition, the Company has no plans or arrangements with any Named Executive Officer which provide for the payment of retirement benefits, or benefits that would be paid primarily following retirement, other than the Company’s participatory Section 401(k) Profit Sharing Plan, a deferred compensation plan under which the Company currently matches 25% of employee contributions up to 6% of an eligible employee’s yearly compensation on a discretionary basis, subject to a cap of 1% of the employee’s compensation. Such compensation is tax deferred under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Further, the Company has no contracts, agreements, plans or arrangements that provide for the payment in the future to any Named Executive Officer following or in connection with his resignation, termination of employment, or a change in control of the Company. However, outstanding restricted stock awards and units of the Company’s Common Stock, including those granted to Mr. Nahmad, Mr. Marks and Mr. Lazar, will accelerate and immediately vest, to the extent not previously vested or forfeited, in the event of the award holder’s death or Disability (as defined in the restricted stock award or unit agreements). In addition, pursuant to the Company’s Equity Incentive Plan, such restricted stock awards and units may, in the discretion of the Compensation Committee, accelerate and immediately vest, to the extent not previously vested or forfeited, upon a Change in Control of the Company (as defined in the Company’s Equity Incentive Plan). In the event that vesting is accelerated, any unrecognized stock-based compensation expense would be immediately recognized. Had the restricted stock awards and units held by Mr. Nahmad, Mr. Marks, and Mr. Lazar as of June 30, 2021 vested upon their death or Disability or upon a Change in Control of the Company, in each case, occurring on June 30, 2021, the value of the accelerated vesting would have been $25.1 million (based on the closing price of the Company’s Common Stock on the NYSE American on June 30, 2021) and the Company would have recognized $14.5 million of stock-based compensation.

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

Director Compensation Table – Fiscal 2021

The following table sets forth certain information regarding the compensation paid to each individual who served as a non-employee director of the Company during fiscal 2021 in consideration for his service on the Board and its committees during the year.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
David Blyer	$8,500	$50,000	—	—	—	—	$58,500
Glen Kruger	$7,500	$50,000	—	—	—	—	$57,500
Timothy P. LaMacchia	$15,000	$50,000	—	—	—	—	$65,000
Hal M. Lucas	$10,000	$50,000	—	—	—	—	$60,000
Alan M. Grunspan(2)	$3,750	—	—	—	—	—	$3,750

(1)	Represents the grant date fair value of the restricted stock units granted to each of Messrs. Blyer, Kruger, LaMacchia and Lucas during December 2020. The restricted stock units granted to each such non-employee director cover a total of 1,494 shares and are scheduled to vest in equal annual installments on the first, second, third and fourth anniversary of the grant date. Assumptions used in the calculation of the grant date fair value of these restricted stock units are included in in Note 10 to the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the SEC on September 13, 2021.

(2)	Mr. Grunspan’s service as a director of the Company expired at the Company’s 2020 Annual Meeting of Stockholders held in December 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates, as of October 20, 2021, information about the beneficial ownership of the Company’s Common Stock by (i) each director of the Company, (ii) each Named Executive Officer of the Company, (iii) all directors and executive officers of the Company as of October 20, 2021 as a group and (iv) each person who the Company knows beneficially owns more than 5% of the Company’s Common Stock outstanding, plus shares deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act. All such shares were owned directly with sole voting and investment power unless otherwise indicated. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of the Company’s Common Stock which he or she has or shares, directly or indirectly, voting or investment power, or which he or she has the right to acquire beneficial ownership of at any time within 60 days after October 20, 2021. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, shares. Except as otherwise indicated, the address of each beneficial owner named in the table below is c/o EVI Industries, Inc., 4500 Biscayne Blvd., Suite 340, Miami, Florida 33137.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Symmetric Capital LLC	2,838,194		21.5%

Symmetric Capital II LLC	1,290,323		9.8%
Henry M. Nahmad	4,988,067	(1)	37.8%
Dennis Mack 2331 Tripaldi Way Hayward, CA 94545	1,022,495		7.7%

Tom Marks 2331 Tripaldi Way Hayward, CA 94545	1,022,495	(2)	7.7%
David Blyer	4,563(3)		*
Glen Kruger	1,835(3)		*
Timothy P. LaMacchia	4,250(3)		*
Hal M. Lucas	3,063(3)		*
Robert H. Lazar	43,515(4)		*
Conestoga Capital Advisors, LLC(5) 550 E. Swedesford Rd. Ste 120 Wayne, PA 19087	1,112,792		8.4%

Royce & Associates, LP(6) 745 Fifth Avenue New York, NY 10151	697,191		5.3%

All directors and executive officers as of October 20, 2021 as a group (8 persons)	7,090,283	(1)(3)(4)(7)	53.7%

* Less than one percent of class.

(1)	Includes (a) the 2,838,194 shares and 1,290,323 shares beneficially owned by Symmetric Capital and Symmetric Capital II, respectively, all of which Mr. Nahmad may be deemed to have voting and investment power over as a result of his position as Manager of such entities, and (b) 791,519 shares subject to restricted stock awards granted to Mr. Nahmad which have not yet vested but as to which Mr. Nahmad has voting power. Mr. Nahmad does not have investment power over any such restricted shares.

(2)	Shares are beneficially owned by Mr. Marks indirectly through a family trust and trusts for the benefit of his children.

(3)	Includes, for each director, 854 shares which are covered by restricted stock units granted to such director that are scheduled to vest within 60 days after October 20, 2021. Also includes, for each of Mr. Blyer and Mr. Lucas, 685 shares, and for Mr. LaMacchia, 1,071 shares, in each case, subject to restricted stock awards previously granted to such director which have not yet vested but as to which such director has voting power. No director has investment power over any such restricted shares.

(4)	Represents shares subject to restricted stock awards previously granted to Mr. Lazar which have not yet vested but as to which Mr. Lazar has voting power. Mr. Lazar does not have investment power over any such restricted shares.

(5)	The address and share ownership information is based on the Schedule 13G/A filed by Conestoga Capital Advisors with the SEC on January 6, 2021. Conestoga Capital Advisors disclosed in such Schedule 13G/A that it has sole voting power over 1,056,212 of such shares and sole dispositive power over all 1,112,792 of the shares.

(6)	The address and share ownership information is based on the Schedule 13G filed by Royce & Associates with the SEC on January 21, 2021. Royce & Associates disclosed in such Schedule 13G that it has sole voting and dispositive power over all 697,191 of the shares.

(7)	In addition to the shares beneficially owned by the Company’s directors and executive officers as listed in this table, the Company’s Board of Directors also has the power to direct the voting of an additional 1,520,820 shares of the Company’s Common Stock pursuant to stockholders agreements entered into in connection with business acquisitions previously effected by the Company. Including these shares, the Company’s directors and executive offices, and the Company’s Board of Directors, collectively have voting power over shares representing approximately 65.2% of the total voting power of the Company.

Equity Compensation Plan Information

Information required by Item 12 of Form 10-K with respect to the Company equity compensation plans is set forth under Item 12 of Part III of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the SEC on September 13, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Controlled Company

The Company’s executive officers and directors, including the Company’s Board of Directors pursuant to stockholders agreements entered into in connection with business acquisitions previously effected by the Company, may be deemed beneficially own and have the power to vote a total of 8,611,103 shares of the Company’s Common Stock, which represents approximately 65.2% of the total voting power of the Company. Included in these shares are a total of 4,988,067 shares which Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, beneficially owns and has the power to vote, which includes (i) shares held directly by Mr. Nahmad, (ii) shares held by Symmetric Capital and Symmetric Capital II, which Mr. Nahmad, as the Manager of each such entity, has the power to vote, and (iii) restricted shares previously granted to Mr. Nahmad which he has the power to vote. Accordingly, the Company’s management, including Mr. Nahmad and the Company’s Board of Directors, collectively have the voting power to control the election of the Company’s directors and any other matter requiring the affirmative vote or consent of a majority of the outstanding shares of the Company’s Common Stock.

Related Person Transactions

Certain of the Company’s subsidiaries lease or have leased warehouse and office space from one or more of the principals or former principals of the Company or its subsidiaries. These leases include the following:

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

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. During September 2021, the Company exercised its option to renew the lease for the first three-year renewal term. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $144,000 during each of fiscal 2021 and 2020.

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

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $3,950 during the initial term of the lease. On November 1, 2018, AAdvantage entered into a separate lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, this lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments increased to $36,000. In addition to base rent under these leases, AAdvantage is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $481,000 during each of fiscal 2021 and 2020.

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

Director Independence

The Company’s Board of Directors has determined that David Blyer, Glen Kruger, Timothy P. LaMacchia and Hal M. Lucas, who together comprise a majority of the Board of Directors, are independent. For purposes of making its independence determinations, the Board of Directors used the definition of independence set forth in the rules of the NYSE American.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed to the Company by BDO USA, LLP (“BDO”), the Company’s independent registered public accounting firm for the fiscal years ended June 30, 2021 and 2020.

	For the fiscal year ended June 30,
	2021	2020
Audit Fees	$652,000	$520,000
Audit-Related Fees	—	—
Tax Fees	238,800	197,500
All Other Fees	—	—
Total Fees	$890,800	$717,500

Audit Fees. Audit fees were for the audits of the Company’s annual consolidated financial statements for fiscal 2021 and 2020 included in the Company’s Annual Reports on Form 10-K for those fiscal years, reviews of the Company’s quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q during such fiscal years, and out of pocket expenses. The audit fees for each fiscal year also include fees related to the auditor attestation of management’s report on internal control over financial reporting included in the Company’s Annual Report on Form 10-K for such fiscal year.

Tax Fees.  Tax fees were for services related to tax return preparation and tax advice.

All Other Fees.  No fees other than audit fees and tax fees were paid by the Company to BDO for fiscal 2021 or 2020.

In connection with the standards for independence of a company’s independent registered public accounting firm, the Audit Committee considered whether the provision of non-audit services by BDO was compatible with maintaining the independence of such firm in the conduct of its auditing functions.

It is the policy of the Audit Committee that all audit, audit-related, tax and other permissible non-audit services provided by the Company’s independent registered public accounting firm be pre-approved by the Audit Committee. It is expected that pre-approval will be for periods up to one year and be set forth in an engagement letter approved by the Audit Committee that applies to the particular services or category of services to be provided and subject to a specific budget. The policy also requires additional approval of any engagements that were previously approved but are anticipated to exceed the pre-approved fee budget level. The policy permits the Chairman of the Audit Committee to pre-approve services by the Company’s independent registered public accounting firm where the Company deems it necessary or advisable that such services commence prior to the next regularly scheduled meeting of the Audit Committee, provided that the Chairman of the Audit Committee is required to report to the full Audit Committee on any pre-approval determinations made in this manner at the next Audit Committee meeting. All of the services performed by the Company’s independent registered public accounting firm during fiscal 2021 and 2020 were pre-approved by the Audit Committee.

The Audit Committee has selected BDO to act as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2022. However, the Audit Committee has the right to select different auditors if it deems a change to be in the Company’s best interests.

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

Dated: October 28, 2021
By:	/s/ Henry M. Nahmad
Henry M. Nahmad
Chairman, Chief Executive Officer and President