Form 10-Q
period 2021-09-30
EVI INDUSTRIES, INC.
filed 2021-11-09
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 12,278,431 shares outstanding as of November 1, 2021.

Index

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the three months ended September 30,
	2021	2020
Revenues	$63,741	$57,878
Cost of sales	46,102	44,545
Gross profit	17,639	13,333
Selling, general and administrative expenses	14,970	12,437
Operating income	2,669	896
Interest expense, net	115	169
Income before income taxes	2,554	727
Provision for income taxes	535	209

Net income	$2,019	$518

Net earnings per share – basic	$0.15	$0.04

Net earnings per share – diluted	$0.15	$0.04

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	September 30, 2021 (Unaudited)	June 30, 2021
Current assets
Cash	$2,773	$6,057
Accounts receivable, net of allowance for doubtful accounts of $1.1 million and $1.0 million, respectively	33,685	28,904
Inventories, net	29,055	25,129
Vendor deposits	410	367
Contract assets	125	347
Other current assets	5,595	4,419
Total current assets	71,643	65,223

Equipment and improvements, net	10,693	10,594
Operating lease assets	7,153	7,060
Intangible assets, net	23,190	23,677
Goodwill	63,895	63,881
Other assets	6,998	7,415

Total assets	$183,572	$177,850

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
	September 30, 2021 (Unaudited)	June 30, 2021
Current liabilities
Accounts payable and accrued expenses	$23,774	$26,227
Accrued employee expenses	7,210	7,528
Customer deposits	11,327	10,344
Contract liabilities	200	3,232
Current portion of operating lease liabilities	2,293	2,131
Total current liabilities	44,804	49,462

Deferred tax liabilities, net	4,046	4,208
Long-term operating lease liabilities	5,598	5,567
Long-term debt, net	19,886	11,873

Total liabilities	74,334	71,110

Commitments and contingencies (Note 10)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; authorized shares – 20,000,000; 12,399,137 shares issued at September 30, 2021 and June 30, 2021, including shares held in treasury	310	310
Additional paid-in capital	90,980	90,501
Treasury stock, 120,706 shares at September 30, 2021 and June 30, 2021, at cost	(2,865)	(2,865)
Retained earnings	20,813	18,794
Total shareholders’ equity	109,238	106,740
Total liabilities and shareholders’ equity	$183,572	$177,850

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Three months ended September 30, 2021
	Common Stock		Additional Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2021	12,399,137	$310	$90,501	120,706	$(2,865)	$18,794	$106,740

Stock compensation	-	-	479	-	-	-	479

Net income	-	-	-	-	-	2,019	2,019
Balance at September 30, 2021	12,399,137	$310	$90,980	120,706	$(2,865)	$20,813	$109,238

	Three months ended September 30, 2020
	Common Stock		Additional Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2020	12,029,910	$301	$79,127	95,396	$(2,012)	$10,410	$87,826

Stock compensation	-	-	578	-	-	-	578

Net income	-	-	-	-	-	518	518
Balance at September 30, 2020	12,029,910	$301	$79,705	95,396	$(2,012)	$10,928	$88,922

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the three months ended
	September 30, 2021	September 30, 2020
Operating activities:
Net income	$2,019	$518
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	1,236	985
Amortization of debt discount	13	14
Provision for bad debt expense	108	96
Non-cash lease expense	100	29
Share-based compensation	479	578
Inventory reserve	(31)	(26)
Benefit for deferred income taxes	(162)	(760)
Other	(14)	60
(Increase) decrease in operating assets:
Accounts receivable	(4,889)	530
Inventories	(3,895)	(585)
Vendor deposits	(43)	1,049
Contract assets	222	(5,211)
Other assets	(759)	(1,667)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(2,453)	3,229
Accrued employee expenses	(318)	(208)
Customer deposits	983	2,847
Contract liabilities	(3,032)	2,841
Net cash (used) provided by operating activities	(10,436)	4,319
Investing activities:
Capital expenditures	(848)	(997)
Net cash used by investing activities	(848)	(997)
Financing activities:
Proceeds from borrowings	15,000	12,000
Debt repayments	(7,000)	(20,000)
Net cash provided (used) by financing activities	8,000	(8,000)
Net decrease in cash	(3,284)	(4,678)
Cash at beginning of period	6,057	9,789
Cash at end of period	$2,773	$5,111

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the three months ended
	September 30, 2021	September 30, 2020
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$98	$137
Cash paid during the period for income taxes	$18	$453

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note (1) – General: The accompanying unaudited condensed consolidated financial statements include the accounts of EVI Industries, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position, shareholders’ equity and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period, particularly in light of the COVID-19 pandemic and its effects and potential future effects (which are highly uncertain) on economic and market conditions and on the Company and its business, results and financial condition, as described below and elsewhere herein. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. The June 30, 2021 balance sheet information contained herein was derived from the Company’s audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. During the fiscal year

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

ended June 30, 2021, the COVID-19 pandemic had a resurgence with the increased presence and spread of the Delta variant and other variants may arise in the future or the pandemic may otherwise persist. Accordingly, the adverse impact of the COVID-19 pandemic is expected to continue in the near-term and possibly longer, including, without limitation, if the pandemic increases in size and scope, its duration is prolonged, or, among other matters related thereto, additional governmental actions, including, without limitation, business restrictions, are imposed. In response to the economic and business disruption during 2020, the Company took actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state, local or foreign authorities or otherwise determined to be advisable by management.

As of the date of this Quarterly Report on Form 10-Q, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may in the future negatively impact, the Company’s business and results, including sales and gross margin, include, but are not limited to: supply chain disruptions as the current operating environment is constantly shifting in response to the COVID-19 pandemic, which is placing significant pressure on the supply chain and has resulted in, and may continue to result in, delays in delivering products or services to the Company’s customers; limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, federal or foreign orders that may restrict the Company’s operations or the operations of its customers, or require that employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; risks associated with vaccine mandates, including potential loss of employees, fines for noncompliance and loss or inability to secure certain contracts, including with the federal government; adverse impacts of the pandemic on certain industries and customers of the Company which operate in those industries, including the hospitality industry; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services, and pay for purchases on a timely basis or at all.

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

Note (2) – Summary of Significant Accounting Policies: There have been no changes to the Company’s significant accounting policies from those described in Note 1 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Note (3) – Recently Issued Accounting Guidance: In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other specified instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The guidance must be applied

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 (Unaudited)

using a cumulative-effect transition method. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years (the fiscal year ending June 30, 2024 for the Company), with early adoption permitted. The Company is currently evaluating the impact that adopting this guidance may have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 (“ASU 2019-12”), “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to improve consistent application and simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principals in Topic 740 and clarifies and amends existing guidance. This standard is effective for the Company for fiscal reporting periods beginning after June 30, 2021. The Company adopted the standard as of September 30, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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

Note (4) – Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the three months ended September 30, 2021 and 2020 are computed as follows (in thousands, except per share data):

	For the three months ended September 30,
	2021 (Unaudited)	2020 (Unaudited)

Net income	$2,019	$518
Less: distributed and undistributed income allocated to unvested restricted common stock	176	42
Net income allocated to EVI Industries, Inc. shareholders	$1,843	$476
Weighted average shares outstanding used in basic earnings per share	12,278	11,935
Dilutive common share equivalents	381	344
Weighted average shares outstanding used in diluted earnings per share	12,659	12,279
Basic earnings per share	$0.15	$0.04
Diluted earnings per share	$0.15	$0.04

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021 (Unaudited)

At September 30, 2021 and 2020, other than 1,175,163 shares and 1,042,830 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (5) – Debt: Long-term debt as of September 30, 2021 and June 30, 2021 are as follows (in thousands):

	September 30, 2021	June 30, 2021
Revolving Line of Credit	$20,000	$12,000
Less: unamortized discount and deferred financing costs	(114)	(127)
Total long-term debt, net	$19,886	$11,873

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of September 30, 2021, the Company was in compliance with its covenants under the 2018 Credit Agreement and $27.5 million was available to borrow under the revolving credit facility.

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

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The Company applies ASC Topic 842, Leases (“ASC 842” or “Topic 842”), which, among other things, requires lessees to recognize substantially all leases on their balance sheets and disclose certain additional key information about leasing arrangements. The standard established a right-of-use model that requires a lessee to recognize a right-of-use asset and liability on the balance sheet for all leases with a term longer than 12 months. Leases are required to be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted this standard effective July 1, 2019 using the modified retrospective transition approach, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption without restatement of prior periods.

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

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and right-of-use liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, certain of the Company’s leases do not provide a readily determinable implicit rate. For such leases, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company uses instruments with similar characteristics when calculating its incremental borrowing rates.

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

As of September 30, 2021, the Company had 27 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2021 and 2030. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of September 30, 2021. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Total Operating Lease Obligations (in thousands)
2022 (remainder of)	$1,878
2023	2,182
2024	1,303
2025	834
2026	603
Thereafter	1,692
Total minimum lease payments	$8,492
Less: amounts representing interest	601
Present value of minimum lease payments	$7,891
Less: current portion	2,293
Long-term portion	$5,598

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The table below presents additional information related to the Company’s operating leases (in thousands):

	Three months ended September 30,
	2021	2020
Operating lease cost
Operating lease cost (1)	$621	$474
Short-term lease cost (1)	-	12
Variable lease cost (1)	35	116
Total lease cost	$656	$602

(1)	Expenses are classified within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

The table below presents lease-related terms and discount rates as of September 30, 2021:

September 30, 2021
Weighted average remaining lease terms
Operating leases	5.1 years
Weighted average discount rate
Operating leases	2.9%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the three months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30, 2021
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	$621	$474
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$610	$1,928

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

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments Receivable	Amortization of Unearned Income	Net Investment in Sales Type Leases
2022 (remainder of)	$2,470	$1,489	$981
2023	2,639	1,549	1,090
2024	2,055	1,135	920
2025	1,448	746	702
2026	928	412	516
Thereafter	629	279	350
			$4,559*
* Excludes residual values of $2.4 million.

The total net investments in sales type leases, including stated residual values, as of September 30, 2021 and June 30, 2021 was $7.0 million and $6.7 million, respectively. The current portion of $1.5 million and $0.9 million is included in other current assets in the consolidated balance sheets as of September 30, 2021 and June 30, 2021, respectively, and the long term portion of $5.5 million and $5.8 million is included in other assets in the consolidated balance sheets as of September 30, 2021 and June 30, 2021, respectively.

Note (7) – Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of September 30, 2021 and June 30, 2021, the Company had net deferred tax liabilities of approximately $4.0 million and $4.2 million, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of September 30, 2021, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the three months ended September 30, 2021 and 2020, the Company’s accounting for income taxes in accordance with this standard did not result in any adjustment to the Company’s provision for income taxes.

As of September 30, 2021, the Company was subject to potential federal and state tax examinations for the tax years 2018 through 2021.

Note (8) – Equity Plans:

Equity Incentive Plan

In November 2015, the Company’s stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”). During December 2020, the Company’s stockholders approved an amendment to the Plan to

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

During the three months ended September 30, 2021, restricted stock awards of a total of 10,303 shares were granted under the Plan. During the three months ended September 30, 2021, no restricted stock units were granted under the Plan. During the three months ended September 30, 2021, restricted stock units of a total of 8,327 shares were forfeited and returned to the Plan. There were no restricted stock awards forfeited during the three months ended September 30, 2021. There were no restricted stock awards or units granted of forfeited under the Plan during the three months ended September 30, 2020.

For the three months ended September 30, 2021 and 2020, non-cash share-based compensation expense related to awards (inclusive of restricted stock awards and restricted stock units) granted under the Plan totaled $479,000 and $578,000, respectively.

As of September 30, 2021, the Company had $14.8 million and $6.7 million of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted-average period of 17.1 years and 10.9 years, respectively.

The following is a summary of non-vested restricted stock activity as of and for the three months ended September 30, 2021:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2021	919,259	$19.59	253,913	$30.92
Granted	10,303	24.75	-	-
Vested	-	-	-	-
Forfeited	-	-	(8,327)	33.50
Non-vested awards or units outstanding at September 30, 2021	929,562	$19.65	245,586	$30.84

Employee Stock Purchase Plan

The Company’s employee stock purchase plan provides for six-month offering periods ending on December 31 and June 30 of each year. No shares were issued under the Company’s employee stock purchase plan during the three months ended September 30, 2021 or 2020.

Note (9) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company has exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $36,000 during each of the three months ended September 30, 2021 and 2020.

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $63,000 during each of the three months ended September 30, 2021 and 2020.

During February 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $4,000 during the initial term of this lease. In addition, during November 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under each of these leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $120,000 during each of the three months ended September 30, 2021 and 2020.

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, former President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $35,000 during each of the three months ended September 30, 2021 and 2020.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, former President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $15,000 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $46,000 and $45,000 during the three months ended September 30, 2021 and 2020, respectively.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

During November 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, LLC (“Yankee Equipment Systems”), entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments are $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $35,000 during the three months ended September 30, 2021.

Note (10) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. At September 30, 2021 and June 30, 2021, no such performance or payment bonds were outstanding.

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

Note (11) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2021	$63,881
Working capital adjustments (1)	14
Balance at September 30, 2021	$63,895

(1)	Represents working capital adjustments related to business acquisitions consummated by the Company during the fiscal year ended June 30, 2021.

Index

Item 2.Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; risks relating to the COVID-19 pandemic and the rapidly changing effects thereof and developments with respect thereto, including the impact of the COVID-19 pandemic on the Company and its business, financial condition, liquidity and results, which in large part will depend on future developments and are highly uncertain and beyond the Company’s control, the length and severity of the COVID-19 pandemic and the pace of recovery following the COVID-19 pandemic, the persistence of the Delta variant and the potential emergence and spread of new variants, the success of actions taken or which may be taken by the Company in response to the COVID-19 pandemic, volatility in the economy, including in the credit markets, supply chain disruptions, reduced demand for products and services, delays in the fulfillment of orders, business restrictions, worker absenteeism, quarantines and other health-related restrictions, governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic, the impact of the COVID-19 pandemic on the Company’s suppliers and customers, including those operating in certain industries (including the hospitality industry), the impact of the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), including its impact on the Company’s income taxes, the potential impairment of goodwill or other intangible assets, and risks related to potential audits of the loans received by the Company and certain of its subsidiaries under the Payroll Protection Program (the “PPP”) established under the CARES Act notwithstanding the forgiveness of the loans during the fourth quarter of fiscal 2021; risks associated with vaccine mandates, including potential loss of employees, fines for noncompliance and loss or inability to secure certain contracts, including with the federal government; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s ”buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions; risks related to supply chain delays and disruptions and the impact it may have on the Company’s business; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries and the costs and timing of the Company’s efforts with respect thereto; risks

Index

relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expend to the extent anticipated, or at all; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from delays in installation or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, expenses associated with the Company’s implementation of its ERP system, and other investments, initiatives and expenses, may not result in the benefits anticipated; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results, including, without limitation, in light of the impact of, and uncertainties associated with, the COVID-19 pandemic. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

The Company’s operating expenses consist primarily of (a) selling, general and administrative expenses, primarily salaries, and commissions and marketing expenses that are variable and correlate to changes in sales, (b) expenses related to the operation of warehouse facilities, including a fleet of installation and

Index

service vehicles, and facility rent, which are payable mostly under non-cancelable operating leases, and (c) operating expenses at the parent company, including compensation expenses, fees for professional services, other expenses associated with being a public company, and expenses in furtherance of the Company’s “buy-and-build” growth strategy.

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

Since the implementation of its “buy-and-build” growth strategy in 2015, the Company has consummated 16 business acquisitions. The Company has effected each business acquisition through a wholly-owned subsidiary which acquires the business or assets of the acquired company, whether by an asset purchase or merger, and operates the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements.

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

Index

purchased commercial laundry equipment and systems. This may result in decreased revenue and profit in a current period but a source of future revenue and profit through the ultimate fulfillment of the orders.

Impact of COVID-19 on the Company’s Business

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. During the fiscal year ended June 30, 2021, the COVID-19 pandemic had a resurgence with the increased presence and spread of the Delta variant and other variants may arise in the future or the pandemic may otherwise persist. Accordingly, the adverse impact of the COVID-19 pandemic is expected to continue in the near-term and possibly longer, including, without limitation, if the pandemic increases in size and scope, its duration is prolonged, or, among other matters related thereto, additional governmental actions, including, without limitation, business restrictions, are imposed. In response to the economic and business disruption during 2020, the Company took actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state, local or foreign authorities or otherwise determined to be advisable by management.

As of the date of this Quarterly Report on Form 10-Q, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may in the future negatively impact, the Company’s business and results, including sales and gross margin, include, but are not limited to: supply chain disruptions as the current operating environment is constantly shifting in response to the COVID-19 pandemic, which is placing significant pressure on the supply chain and has resulted in, and may continue to result in, delays in delivering products or services to the Company’s customers; limitations on the ability of the Company’s employees to perform their work due to impacts caused by the pandemic or local, state, federal or foreign orders that may restrict the Company’s operations or the operations of its customers, or require that employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; risks associated with vaccine mandates, including potential loss of employees, fines for noncompliance and loss or inability to secure certain contracts, including with the federal government; adverse impacts of the pandemic on certain industries and customers of the Company which operate in those industries, including the hospitality industry; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all.

The situation surrounding the COVID-19 pandemic remains fluid and highly uncertain. The Company is unable to determine or predict the nature, duration, or scope of the overall impact that the COVID-19 pandemic will have on the Company’s business, results of operations, liquidity, or financial condition, as such impact will depend in large part on future developments, including the severity and duration of the pandemic, and government and other actions taken in response thereto, all of which are highly uncertain. Further, even after the COVID-19 pandemic subsides, the Company may continue to experience adverse impacts to its business as a result of, among other things, any adverse impact that has occurred or may occur in the future in the economy or markets generally, and changes in customer or supplier behavior.

Recent Accounting Pronouncements

Refer to Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of Recently Issued Accounting Guidance.

Index

Results of Operations

Three-Month Period Ended September 30, 2021 Compared to the Three-Month Period Ended September 30, 2020

Revenues

Revenues for the three-month period ended September 30, 2021 increased $5.9 million, or 10%, compared to the same period of the prior fiscal year. The increase in revenue was due to a greater adverse impact of the COVID-19 pandemic in the fiscal 2020 period and the completion during the fiscal 2021 period of projects previously delayed by the COVID-19 pandemic. In addition, the Company’s revenues for the three months ended September 30, 2021 benefited from the results of businesses acquired following the three-month period ended September 30, 2020, including primarily Yankee Equipment Systems.

Gross Profit

Gross profit for the three-month period ended September 30, 2021 increased $4.3 million, or 32%, compared to the same period of the prior fiscal year, primarily as a result of increased revenues and more favorable product and customer mix, which resulted in an increase in gross margin from 23.0% for the three-month period ended September 30, 2020 to 27.7% for the three-month period ended September 30, 2021.

As previously described, longer-term contracts with divisions of the federal government, including those to fulfill large complex laundry projects, generally have a lower gross margin compared to other equipment sales and, as a result, may adversely impact the Company’s gross margin. The Company believes that these longer-term contracts will result in higher gross margin opportunities over the long-term. Changes in these longer-term federal government contracts resulted in an increase in gross margin of 100 basis points during the three-month period ended September 30, 2021.

Selling, General and Administrative Expenses

Operating expenses increased by approximately $2.5 million, or 20%, for the three-month period ended September 30, 2021 compared to the same period of the prior fiscal year. The increase is primarily attributable to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in selling costs, including commissions, from increases in revenues, (c) increases in operating expenses and investments at the parent company level in connection with the Company’s optimization initiatives, including expenses related to the consolidation of the Company’s operations, the modernization of the Company’s operations through the implementation of advanced technologies, including a new ERP software system, a new customer relations management system, and a completely digital sales and service operating platform, and (d) increased operating expenses in support of the Company’s “buy-and-build” growth strategy.

Interest and Other (Expense) Income, Net

Net interest expense for the three-month period ended September 30, 2021 was $115,000 compared to $169,000 for the same period of the prior fiscal year. The decrease in net interest expense is primarily due a decrease in average outstanding borrowings and a decrease in the average effective interest rate.

Index

Income Taxes

The Company’s effective tax rate was 20.9% for the three-month period ended September 30, 2021 compared to 28.7% for the same period of the prior fiscal year. The decrease in the effective tax rate for the three-month period ended September 30, 2021 is mostly attributable to a decrease in the net impact of permanent book-tax differences resulting primarily from a decrease in nondeductible compensation.

Net Income

Net income for the three months ended September 30, 2021 was $2.0 million, compared to net income of $518,000 for the same period of the prior fiscal year. The increase in net income for the three-month period ended September 30, 2021 was attributable primarily to the increases in revenue and gross profit, partially offset by an increase in selling, general and administrative expenses, all as described in further detail above.

Consolidated Financial Condition

The Company’s total assets increased from $177.9 million at June 30, 2021 to $183.6 million at September 30, 2021. The increase in total assets was primarily attributable to an increase in current assets, as described below under “Liquidity and Capital Resources - Working Capital.” The Company’s total liabilities increased from $71.1 million at June 30, 2021 to $74.3 million at September 30, 2021, which was primarily attributable to an increase in long-term debt, partially offset by a decrease in current liabilities. The increase in long-term debt was attributable to borrowings on the Company’s existing credit facility in excess of optional repayments. The decrease in current liabilities mostly pertains to decreases in accounts payable and accrued expenses and contract liabilities, as further described under “Liquidity and Capital Resources - Working Capital” below.

Liquidity and Capital Resources

For the three-month period ended September 30, 2021, cash decreased by approximately $3.3 million compared to a decrease of approximately $4.7 million during the three-month period ended September 30, 2020.

Working Capital

Working capital increased from $15.8 million at June 30, 2021 to $26.8 million at September 30, 2021, primarily reflecting increases in accounts receivable and inventory and decreases in accounts payable and accrued expenses and contract liabilities, partially offset by a decrease in cash on hand. The increase in accounts receivable is due to an increase in revenue and the increase in inventory is due to an increase in inventory stock levels and adjustments to timing of inventory procurement in light of extended inventory lead times due to supply chain constraints. The decrease in accounts payable and accrued expenses is due primarily to the timing of vendor payments. The decrease in contract liabilities was due in large part to the completion of certain large complex laundry projects for divisions of the federal government, as described above.

Index

Cash Flows

The following table summarizes the Company’s cash flow activity for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
Net cash provided (used) by:
Operating activities	$(10,436)	$4,319
Investing activities	$(848)	$(997)
Financing activities	$8,000	$(8,000)

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the three months ended September 30, 2021, operating activities used cash of $10.4 million compared to $4.3 million of cash provided by operating activities during the three months ended September 30, 2020. This $14.8 million increase in cash used by operating activities was primarily attributable to changes in working capital, including increases from changes in operating assets such as accounts receivable and inventory, partially offset by decreases in operating assets such as contract assets and other assets and decreases from changes in operating liabilities such as accounts payable and accrued expenses and contract liabilities.

Investing Activities

Net cash used in investing activities decreased $149,000 to $848,000 during the three months ended September 30, 2021 compared to $997,000 during the three months ended September 30, 2020. This $149,000 decrease was attributable primarily to a decrease in capital expenditures.

Financing Activities

For the three months ended September 30, 2021, financing activities provided cash of $8.0 million compared to $8.0 million of cash used by financing activities during the three months ended September 30, 2020. This $16.0 million increase in cash provided by financing activities was attributable primarily to an increase in proceeds from borrowings during the three months ended September 30, 2021 in excess of optional debt payments to fund changes in working capital.

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

Index

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

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of September 30, 2021, the Company was in compliance with its covenants under the 2018 Credit Agreement and $27.5 million was available to borrow under the revolving credit facility.

The Company believes that its existing cash, anticipated cash from operations and funds available under the Company’s 2018 Credit Agreement will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months from the filing of this Report. The Company may also seek to raise funds through the issuance of equity and/or debt securities or the incurrence of additional secured or unsecured indebtedness, including in connection with acquisitions or other transactions pursued by the Company as part of its “buy-and-build” growth strategy.

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at September 30, 2021.

Inflation

Inflation did not have a significant effect on the Company’s results during any of the reported periods.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company has exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $36,000 during each of the three months ended September 30, 2021 and 2020.

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under

Index

the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $63,000 during each of the three months ended September 30, 2021 and 2020.

During February 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $4,000 during the initial term of this lease. In addition, during November 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under each of these leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $120,000 during each of the three months ended September 30, 2021 and 2020.

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, former President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $35,000 during each of the three months ended September 30, 2021 and 2020.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, former President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $15,000 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $46,000 and $45,000 during the three months ended September 30, 2021 and 2020, respectively.

During November 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, LLC (“Yankee Equipment Systems”), entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments are $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $35,000 during the three months ended September 30, 2021.

Critical Accounting Policies

In connection with the preparation of its financial statements, the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting policies that the

Index

Company has identified as critical to its business operations and to an understanding of the Company’s financial statements remain unchanged from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Recently Issued Accounting Guidance

See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s 2018 Credit Agreement accrues at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one-month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of September 30, 2021, the Company had approximately $20.0 million of outstanding borrowings under the 2018 Credit Agreement with a weighted average interest rate of 1.33%. Based on the amounts outstanding at September 30, 2021, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $200,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at September 30, 2021 or June 30, 2021.

The Company’s cash is maintained in bank accounts which bear interest at prevailing interest rates. At September 30, 2021, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the

Index

Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II—OTHER INFORMATION

Item 1.Legal Proceedings

From time to time, the Company is involved in, or subject to, legal and regulatory claims, proceedings, demands or actions arising in the ordinary course of business. There have been no material changes with respect to such matters from the disclosure included in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 1A.Risk Factors

There have been no material changes in the risks and uncertainties that the Company faces from those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

Date: November 9, 2021		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer