Form 10-Q
period 2021-12-31
EVI INDUSTRIES, INC.
filed 2022-02-09
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 12,293,369 shares outstanding as of February 1, 2022.

Index

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the six months ended December 31,		For the three months ended December 31,
	2021	2020	2021	2020
Revenues	$124,443	$115,043	$60,702	$57,165
Cost of sales	89,997	87,330	43,895	42,785
Gross profit	34,446	27,713	16,807	14,380
Selling, general and administrative expenses	30,806	26,305	15,836	13,868
Operating income	3,640	1,408	971	512
Interest expense, net	265	319	150	150
Income before income taxes	3,375	1,089	821	362
Provision for (benefit from) income taxes	828	110	293	(99)

Net income	$2,547	$979	$528	$461

Net earnings per share – basic	$0.19	$0.07	$0.04	$0.03

Net earnings per share – diluted	$0.18	$0.07	$0.04	$0.03

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	December 31, 2021 (Unaudited)	June 30, 2021
Current assets
Cash	$6,004	$6,057
Accounts receivable, net of allowance for doubtful accounts of $1.1 million and $1.0 million, respectively	29,347	28,904
Inventories, net	33,097	25,129
Vendor deposits	1,094	367
Contract assets	19	347
Other current assets	5,878	4,419
Total current assets	75,439	65,223

Equipment and improvements, net	11,044	10,594
Operating lease assets	6,659	7,060
Intangible assets, net	22,724	23,677
Goodwill	63,895	63,881
Other assets	7,036	7,415

Total assets	$186,797	$177,850

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
	December 31, 2021 (Unaudited)	June 30, 2021
Current liabilities
Accounts payable and accrued expenses	$26,367	$26,227
Accrued employee expenses	6,332	7,528
Customer deposits	16,654	10,344
Contract liabilities	-	3,232
Current portion of operating lease liabilities	2,259	2,131
Total current liabilities	51,612	49,462

Deferred tax liabilities, net	4,632	4,208
Long-term operating lease liabilities	5,129	5,567
Long-term debt, net	14,900	11,873

Total liabilities	76,273	71,110

Commitments and contingencies (Note 10)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; authorized shares – 20,000,000; 12,418,075 shares issued at December 31, 2021 and 12,399,137 shares issued at June 30, 2021, including shares held in treasury	310	310
Additional paid-in capital	91,880	90,501
Treasury stock, 124,706 shares at December 31, 2021 and 120,706 shares at June 30, 2021, at cost	(3,007)	(2,865)
Retained earnings	21,341	18,794
Total shareholders’ equity	110,524	106,740
Total liabilities and shareholders’ equity	$186,797	$177,850

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Six months ended December 31, 2021

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2021	12,399,137	$310	$90,501	120,706	$(2,865)	$18,794	$106,740

Share repurchases	-	-	-	4,000	(142)	-	(142)

Vesting of restricted shares	8,643	-	-	-	-	-	-

Issuances of shares under employee stock plan	2,008	-	59	-	-	-	59

Stock compensation	8,287	-	1,320	-	-	-	1,320

Net income	-	-	-	-	-	2,547	2,547
Balance at December 31, 2021	12,418,075	$310	$91,880	124,706	$(3,007)	$21,341	$110,524

	Three months ended December 31, 2021

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at September 30, 2021	12,399,137	$310	$90,980	120,706	$(2,865)	$20,813	$109,238

Share repurchases	-	-	-	4,000	(142)	-	(142)

Vesting of restricted shares	8,643	-	-	-	-	-	-

Issuances of shares under employee stock plan	2,008	-	59	-	-	-	59

Stock compensation	8,287	-	841	-	-	-	841

Net income	-	-	-	-	-	528	528
Balance at December 31, 2021	12,418,075	$310	$91,880	124,706	$(3,007)	$21,341	$110,524

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Six months ended December 31, 2020

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2020	12,029,910	$301	$79,127	95,396	$(2,012)	$10,410	$87,826

Share repurchases	-	-	-	10,239	(346)	-	(346)

Vesting of restricted shares	31,603	1	(1)	-	-	-	-

Issuances of shares under employee stock plan	693	-	21	-	-	-	21

Issuances of shares in connection with acquisitions	278,385	7	8,514	-	-	-	8,521

Stock compensation	-	-	1,194	-	-	-	1,194

Net income	-	-	-	-	-	979	979
Balance at December 31, 2020	12,340,591	$309	$88,855	105,635	$(2,358)	$11,389	$98,195

	Three months ended December 31, 2020

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at September 30, 2020	12,029,910	$301	$79,705	95,396	$(2,012)	$10,928	$88,922

Share repurchases	-	-	-	10,239	(346)	-	(346)

Vesting of restricted shares	31,603	1	(1)	-	-	-	-

Issuances of shares under employee stock plan	693	-	21	-	-	-	21

Issuances of shares in connection with acquisitions	278,385	7	8,514	-	-	-	8,521

Stock compensation	-	-	616	-	-	-	616

Net income	-	-	-	-	-	461	461
Balance at December 31, 2020	12,340,591	$309	$88,855	105,635	$(2,358)	$11,389	$98,195

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31, 2021	December 31, 2020
Operating activities:
Net income	$2,547	$979
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	2,476	2,157
Amortization of debt discount	27	28
Provision for bad debt expense	137	165
Non-cash lease expense	91	41
Stock compensation	1,320	1,194
Inventory reserve	(178)	(79)
Provision for deferred income taxes	424	1,041
Other	(14)	84
(Increase) decrease in operating assets:
Accounts receivable	(580)	3,035
Inventories	(7,790)	508
Vendor deposits	(727)	130
Contract assets	328	(5,991)
Other assets	(1,080)	(2,262)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	140	(593)
Accrued employee expenses	(1,196)	(246)
Customer deposits	6,310	4,498
Contract liabilities	(3,232)	2,736
Net cash (used) provided by operating activities	(997)	7,425
Investing activities:
Capital expenditures	(1,973)	(1,436)
Cash paid for acquisitions, net of cash acquired	-	(4,475)
Net cash used by investing activities	(1,973)	(5,911)
Financing activities:
Proceeds from long-term debt	25,000	25,500
Debt repayments	(22,000)	(31,500)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(142)	(346)
Issuances of common stock under employee stock purchase plan	59	21
Net cash provided (used) by financing activities	2,917	(6,325)
Net decrease in cash	(53)	(4,811)
Cash at beginning of period	6,057	9,789
Cash at end of period	$6,004	$4,978

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31, 2021	December 31, 2020
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$238	$287
Cash paid during the period for income taxes	$261	$477

Supplemental disclosure of non-cash financing activities:
Common stock issued for acquisitions	$-	$8,521

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. During the fiscal year

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Unaudited)

ended June 30, 2021, the COVID-19 pandemic had a resurgence with the increased presence and spread of the Delta variant. In addition, the Omicron variant emerged towards the end of the quarter ended December 31, 2021 and is continuing to spread at high rates and have adverse effects. Accordingly, the adverse impact of the COVID-19 pandemic is expected to continue in the near-term and possibly longer, including, without limitation, if other variants of concern arise in the future or the pandemic otherwise persists or increases in size or scope, the duration of the pandemic is prolonged, or, among other matters related thereto, additional governmental actions, including, without limitation, business restrictions, are imposed. In response to the economic and business disruption during 2020, the Company took actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state, local or foreign authorities or otherwise determined to be advisable by management.

As of the date of this Quarterly Report on Form 10-Q, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may in the future negatively impact, the Company’s business and results, including sales and gross margin, include, but are not limited to: supply chain disruptions as the current operating environment is constantly shifting in response to the COVID-19 pandemic, which is placing significant pressure on the supply chain and has resulted in, and may continue to result in, delays in delivering products or services to the Company’s customers; limitations on the ability of the Company’s employees to perform their work due to sickness or other impacts caused by the pandemic or local, state, federal or foreign orders that may restrict the Company’s operations or the operations of its customers, or require that employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; risks associated with vaccine mandates, including the potential loss of employees, fines for noncompliance and loss of, or future inability to secure, certain contracts, including with the federal government; adverse impacts of the pandemic on certain industries and customers of the Company which operate in those industries, including the hospitality industry; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services, and pay for purchases on a timely basis or at all.

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

Note (2) – Summary of Significant Accounting Policies: There have been no material changes to the Company’s significant accounting policies from those described in Note 1 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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

December 31, 2021

(Unaudited)

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. The provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed. The Company is currently evaluating the impact that adopting this guidance may have on its consolidated financial statements.

Other than as described above, management does not believe that accounting standards and updates which have been issued but are not yet effective will have a material impact on the Company’s consolidated financial statements upon adoption.

Note (4) – Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the six and three months ended December 31, 2021 and 2020 are computed as follows (in thousands, except per share data):

	For the six months ended December 31,		For the three months ended December 31,
	2021 (Unaudited)	2020 (Unaudited)	2021 (Unaudited)	2020 (Unaudited)

Net income	$2,547	$979	$528	$461
Less: distributed and undistributed income allocated to unvested restricted common stock	249	89	52	42
Net income allocated to EVI Industries, Inc. shareholders	$2,298	$890	$476	$419
Weighted average shares outstanding used in basic earnings per share	12,281	12,027	12,283	12,120
Dilutive common share equivalents	432	400	485	454
Weighted average shares outstanding used in diluted earnings per share	12,713	12,427	12,768	12,574
Basic earnings per share	$0.19	$0.07	$0.04	$0.03
Diluted earnings per share	$0.18	$0.07	$0.04	$0.03

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Unaudited)

At December 31, 2021 and 2020, other than 1,334,034 shares and 1,219,973 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (5) – Debt: Long-term debt as of December 31, 2021 and June 30, 2021 are as follows (in thousands):

	December 31, 2021	June 30, 2021
Revolving credit facility	$15,000	$12,000
Less: unamortized discount and deferred financing costs	(100)	(127)
Total long-term debt, net	$14,900	$11,873

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

Borrowings (other than swingline loans) under the 2018 Credit Agreement bear interest at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. Swingline loans bear interest calculated at the Base Rate plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. The 2018 Credit Agreement has a term of five years and matures on November 2, 2023. The Company is in negotiations with its lender under the 2018 Credit Agreement with respect to alternative rates in connection with the phasing out of LIBOR.

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of December 31, 2021, the Company was in compliance with its covenants under the 2018 Credit Agreement and $34.4 million was available to borrow under the revolving credit facility.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

As of December 31, 2021, the Company had 25 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2022 and 2030. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Unaudited)

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of December 31, 2021. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Total Operating Lease Obligations (in thousands)
2022 (remainder of)	$1,260
2023	2,197
2024	1,318
2025	849
2026	618
Thereafter	1,698
Total minimum lease payments	$7,940
Less: amounts representing interest	552
Present value of minimum lease payments	$7,388
Less: current portion	2,259
Long-term portion	$5,129

The table below presents additional information related to the Company’s operating leases (in thousands):

	Six months ended December 31,		Three months ended December 31,
	2021	2020	2021	2020
Operating lease cost
Operating lease cost (1)	$1,248	$993	$627	$519
Short-term lease cost (1)	—	12	—	—
Variable lease cost (1)	138	165	103	49
Total lease cost	$1,386	$1,170	$730	$568

(1)	Expenses are classified within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

The table below presents lease-related terms and discount rates as of December 31, 2021:

December 31, 2021
Weighted average remaining lease terms
Operating leases	5.0 years
Weighted average discount rate
Operating leases	2.9%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the six months ended December 31, 2021 and 2020 (in thousands):

	Six months ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	$1,248	$993
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$610	$3,557

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Unaudited)

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

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments Receivable	Amortization of Unearned Income	Net Investment in Sales Type Leases
2022 (remainder of)	$1,745	$1,014	$731
2023	2,816	1,622	1,194
2024	2,165	1,191	974
2025	1,545	794	751
2026	1,030	446	584
Thereafter	740	328	412
			$4,646*
* Excludes residual values of $2.3 million.

The total net investments in sales type leases, including stated residual values, as of December 31, 2021 and June 30, 2021 was $7.0 million and $6.7 million, respectively. The current portion of $1.5 million and $0.9 million is included in other current assets in the consolidated balance sheets as of December 31, 2021 and June 30, 2021, respectively, and the long term portion of $5.5 million and $5.8 million is included in other assets in the consolidated balance sheets as of December 31, 2021 and June 30, 2021, respectively.

Note (7) – Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of December 31, 2021 and June 30, 2021, the Company had net deferred tax liabilities of approximately $4.6 million and $4.2 million, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of December 31, 2021, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Unaudited)

recognition and measurement of a tax position taken or expected to be taken in a tax return. During the six and three months ended December 31, 2021 and 2020, the Company’s accounting for income taxes in accordance with this standard did not result in a material adjustment to the Company’s provision for income taxes.

As of December 31, 2021, the Company was subject to potential federal and state tax examinations for the tax years 2018 through 2021.

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

During the six months ended December 31, 2021, restricted stock awards of a total of 134,612 shares, 56,423 restricted stock units, and 8,287 stock awards were granted under the Plan. Stock awards represent shares of the Company’s common stock issued under the Plan which are held by the recipient upon grant without any future risk of forfeiture. During the three months ended December 31, 2021, restricted stock awards of a total of 124,309 shares, 56,423 restricted stock units, and 8,287 stock awards were granted under the Plan. During the six and three months ended December 31, 2021, restricted stock awards of a total of 13,203 shares were forfeited and returned to the Plan. There were 8,327 restricted stock units forfeited during the six months ended December 31, 2021. There were no restricted stock units forfeited during the three months ended December 31, 2021. During the six and three months ended December 31, 2020, restricted stock awards of a total of 8,624 shares and 201,614 restricted stock units were granted under the Plan. During the six and three months ended December 31, 2020, restricted stock awards of a total of 1,492 shares were forfeited and returned to the Plan.

For the six and three months ended December 31, 2021, non-cash share-based compensation expense related to awards granted under the Plan (which included restricted stock awards, restricted stock units, and stock awards) totaled $1.3 million and $841,000, respectively. For the six and three months ended December 31, 2020, non-cash share-based compensation expense related to awards granted under the Plan (which included restricted stock awards and restricted stock units) totaled $1.2 million and $616,000, respectively.

As of December 31, 2021, the Company had $18.8 million and $8.1 million of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted-average period of 17.1 years and 11.2 years, respectively.

The following is a summary of non-vested restricted stock activity as of and for the six months ended December 31, 2021:

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Unaudited)

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2021	919,259	$19.59	253,913	$30.92
Granted	134,612	35.32	56,423	-
Vested	(2,293)	34.43	(6,350)	-
Forfeited	(13,203)	14.20	(8,327)	33.50
Non-vested awards or units outstanding at December 31, 2021	1,038,375	$21.67	295,659	$30.53

Employee Stock Purchase Plan

During 2017, the Company’s stockholders approved the Company’s 2017 Employee Stock Purchase Plan, which, subject to the terms of the plan, allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The Company’s employee stock purchase plan provides for six-month offering periods ending on December 31 and June 30 of each year. During the six and three months ended December 31, 2021, 2,008 shares of common stock were issued under the Company’s employee stock purchase plan for which the Company received net proceeds of $59,000. During the six and three months ended December 31, 2020, 693 shares of common stock were issued under the Company’s employee stock purchase plan for which the Company received net proceeds of $21,000.

Note (9) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $93,000 and $72,000 during the six months ended December 31, 2021 and 2020, respectively, and $57,000 and $36,000 during the three months ended December 31, 2021 and 2020, respectively.

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $126,000 during each of the six months ended December 31, 2021 and 2020 and $63,000 during each of the three months ended December 31, 2021 and 2020.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Unaudited)

During February 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $4,000 during the initial term of this lease. In addition, during November 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under each of these leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $240,000 during each of the six months ended December 31, 2021 and 2020 and $120,000 during each of the three months ended December 31, 2021 and 2020.

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, former President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $69,000 during each of the six months ended December 31, 2021 and 2020 and $35,000 during each of the three months ended December 31, 2021 and 2020.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, former President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $15,000 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $91,000 and $90,000 during the six months ended December 31, 2021 and 2020, respectively, and $46,000 and $45,000 during the three months ended December 31, 2021 and 2020, respectively.

During November 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, LLC (“Yankee Equipment Systems”), entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments are $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $70,000 and $23,000 during the six months ended December 31, 2021 and 2020, respectively, and $35,000 and $23,000 during the three months ended December 31, 2021 and 2020, respectively.

Note (10) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Unaudited)

under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. At December 31, 2021 and June 30, 2021, no such performance or payment bonds were outstanding.

The Company may from time to time become subject to litigation and other legal proceedings. Litigation and other legal proceedings may require the Company to incur significant expenses, including those relating to legal and other professional fees, as well as damages or other payments. Litigation and other legal proceedings are inherently uncertain, and adverse outcomes in litigation or other legal proceedings could adversely affect the Company’s financial condition, cash flows, and operating results.

Note (11) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2021	$63,881
Working capital adjustments (1)	14
Balance at December 31, 2021	$63,895

(1)	Represents working capital adjustments related to business acquisitions consummated by the Company during the fiscal year ended June 30, 2021.

Note (12) – Subsequent Events:

On February 7, 2022, the Company acquired Consolidated Laundry Equipment, Inc. and Central Equipment Company, LLC (collectively “Consolidated Laundry Equipment”), pursuant to a merger whereby the companies comprising Consolidated Laundry Equipment merged with and into, and became, a wholly-owned subsidiary of the Company. Consolidated Laundry Equipment is a Carolina-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the merger totaled approximately $10.0 million, consisting of $5.0 million in cash and 179,087 shares of the Company’s common stock. The financial condition and results of operations of Consolidated Laundry Equipment subsequent to the February 7, 2022 closing date of the merger will be included within the Company’s consolidated financial statements commencing with the quarter ending March 31, 2022.

Index

Item 2.Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; risks relating to the COVID-19 pandemic and the rapidly changing effects thereof and developments with respect thereto, including the impact of the COVID-19 pandemic on the Company and its business, financial condition, liquidity and results, which in large part will depend on future developments and are highly uncertain and beyond the Company’s control, the length and severity of the COVID-19 pandemic and the pace of recovery following the COVID-19 pandemic, the recent emergence and spread of the Omicron variant and the potential emergence and spread of new variants in the future, the success of actions taken or which may be taken by the Company in response to the COVID-19 pandemic, volatility in the economy, including in the credit markets, supply chain disruptions and resulting inflationary trends, reduced demand for products and services, delays in the fulfillment of orders, business restrictions, worker absenteeism, quarantines and other health-related restrictions, governmental and agency orders, mandates and guidance in response to the COVID-19 pandemic, the impact of the COVID-19 pandemic on the Company’s suppliers and customers, including those operating in certain industries (including the hospitality industry), the impact of the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), including its impact on the Company’s income taxes, the potential impairment of goodwill or other intangible assets, and risks related to potential audits of the loans received by the Company and certain of its subsidiaries under the Payroll Protection Program (the “PPP”) established under the CARES Act notwithstanding the forgiveness of the loans during the quarter ended June 30, 2021; risks associated with vaccine mandates, including the potential loss of employees, fines for noncompliance and loss of, or future inability to secure, certain contracts, including with the federal government; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s ”buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions; risks related to supply chain delays and disruptions and the impact it may have on the Company’s business, including the Company’s ability to deliver products and services to its customers on a timely basis; risks relating to inflation, including the current inflationary trend in light of supply chain constraints, and the impact of inflation on the Company’s costs and its ability to increase the price of its products and services to offset such costs, and on the market for the Company’s products and services; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company

Index

may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries and the costs and timing of the Company’s efforts with respect thereto; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expend to the extent anticipated, or at all; risks related to the Company’s indebtedness, including the potential impact of the phasing out of LIBOR; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from delays in installation or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, expenses associated with the Company’s implementation of its ERP system, and other investments, initiatives and expenses, may not result in the benefits anticipated; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results, including, without limitation, in light of the impact of, and uncertainties associated with, the COVID-19 pandemic. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

Index

The Company’s operating expenses consist primarily of (a) selling, general and administrative expenses, which are comprised primarily of salaries, and commissions and marketing expenses that are variable and correlate to changes in sales, (b) expenses related to the operation of warehouse facilities, including a fleet of installation and service vehicles, and facility rent, which are payable mostly under non-cancelable operating leases, and (c) operating expenses at the parent company, including compensation expenses, fees for professional services, other expenses associated with being a public company, and expenses in furtherance of the Company’s “buy-and-build” growth strategy.

Growth Strategy

During 2015, the Company implemented a “buy-and-build” growth strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The Company generally seeks to structure acquisitions to include both cash and stock consideration. Acquisitions are effected through a wholly-owned subsidiary which acquires the business or assets of the acquired company, whether by an asset purchase or merger, and operates the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements. As described in greater detail in Note 12 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, on February 7, 2022, the Company acquired Consolidated Laundry Equipment, Inc. and Central Equipment Company, LLC (collectively “Consolidated Laundry Equipment”), a Carolina-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The financial condition and results of operations of Consolidated Laundry Equipment subsequent to the February 7, 2022 closing date of the acquisition will be included within the Company’s consolidated financial statements commencing with the quarter ending March 31, 2022.

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

Index

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

Impact of COVID-19 on the Company’s Business

The COVID-19 pandemic has been, and continues to be, an unprecedented disruption in the economy and has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. During the fiscal year ended June 30, 2021, the COVID-19 pandemic had a resurgence with the increased presence and spread of the Delta variant. In addition, the Omicron variant emerged towards the end of the quarter ended December 31, 2021 and is continuing to spread at high rates and have adverse effects. Accordingly, the adverse impact of the COVID-19 pandemic is expected to continue in the near-term and possibly longer, including, without limitation, if other variants of concern arise in the future or the pandemic otherwise persists or increases in size or scope, the duration of the pandemic is prolonged, or, among other matters related thereto, additional governmental actions, including, without limitation, business restrictions, are imposed. In response to the economic and business disruption during 2020, the Company took actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. The Company continues to actively monitor the COVID-19 pandemic and may take further actions, including those that may alter business operations, if required by federal, state, local or foreign authorities or otherwise determined to be advisable by management.

As of the date of this Quarterly Report on Form 10-Q, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. Factors arising from the COVID-19 pandemic that have impacted, or may in the future negatively impact, the Company’s business and results, including sales and gross margin, include, but are not limited to: supply chain disruptions as the current operating environment is constantly shifting in response to the COVID-19 pandemic, which is placing significant pressure on the supply chain and has resulted in, and may continue to result in, delays in delivering products or services to the Company’s customers; limitations on the ability of the Company’s employees to perform their work due to sickness or other impacts caused by the pandemic or local, state, federal or foreign orders that may restrict the Company’s operations or the operations of its customers, or require that employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; risks associated with vaccine mandates, including potential loss of employees, fines for noncompliance and loss of, or future inability to secure, certain contracts, including with the federal government; adverse impacts of the pandemic on certain industries and customers of the Company which operate in those industries, including the hospitality industry; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all.

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

Index

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

Results of Operations

Six and Three-Month Periods Ended December 31, 2021 Compared to the Six and Three-Month Periods Ended December 31, 2020

Revenues

Revenues for the six and three-month periods ended December 31, 2021 increased $9.4 million, or 8%, and $3.5 million, or 6%, respectively, compared to the same periods of 2020. These increases in revenue are due to a greater adverse impact of the COVID-19 pandemic in the 2020 periods and the completion during the 2021 periods of projects previously delayed by the COVID-19 pandemic. Additionally, these increases in revenue are due to price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating costs. In addition, the Company’s revenues for the six and three-month periods ended December 31, 2021 benefited from the results of businesses acquired during the six and three-month periods ended December 31, 2020, including primarily Yankee Equipment Systems, LLC (“Yankee Equipment Systems”) which was acquired during November 2020.

Gross Profit

Gross profit for the six and three-month periods ended December 31, 2021 increased $6.7 million, or 24%, and $2.4 million, or 17%, compared to the same periods of the prior fiscal year, primarily as a result of increased revenues and more favorable product and customer mix. This resulted in increases in gross margins from 24.1% and 25.2% for the six and three-month periods ended December 31, 2020, respectively, to 27.7% for each of the six and three-month periods ended December 31, 2021.

As previously described, longer-term contracts with divisions of the federal government, including those to fulfill large complex laundry projects, generally have a lower gross margin compared to other equipment sales and, as a result, may adversely impact the Company’s gross margin. The Company believes that these longer-term contracts will result in higher gross margin opportunities over the long-term. Changes in these longer-term federal government contracts resulted in an increase in gross margin of 50 basis points and 10 basis points during the six and three-month periods ended December 31, 2021, respectively, each when compared to the same period of the prior fiscal year.

Selling, General and Administrative Expenses

Operating expenses increased by approximately $4.5 million, or 17%, and $2.0 million, or 14%, for the six and three-month periods ended December 31, 2021, respectively, compared to the same periods of the prior fiscal year. These increases are primarily attributable to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in selling costs, including commissions, from increases in revenues, (c) increases in operating expenses and investments at the parent company level in connection with the Company’s optimization initiatives, including expenses related to the consolidation of the Company’s operations and the modernization of the Company’s operations through

Index

the implementation of advanced technologies, including a new ERP software system, a new customer relations management system, and a completely digital sales and service operating platform, and (d) increased operating expenses in support of the Company’s “buy-and-build” growth strategy.

Interest and Other (Expense) Income, Net

Net interest expense for the six and three-month periods ended December 31, 2021 was $265,000 and $150,000, respectively, compared to $319,000 and $150,000 for the same periods of the prior fiscal year, respectively. The decrease in net interest expense for the six-month period is primarily due to a decrease in average outstanding borrowings and a decrease in the average effective interest rate.

Income Taxes

The Company’s effective tax rate was 24.5% and 35.7% for the six and three-month periods ended December 31, 2021, respectively, compared to 10.1% and (27.3)% for the same periods of the prior fiscal year. The increase in the effective tax rate for the six and three-month periods ended December 31, 2021 is mostly attributable to the recognition of an income tax benefit of $379,000 during the six and three months ended December 31, 2020 relating to an NOL carryback under the CARES Act, partially offset by a decrease in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation.

Net Income

Net income for the six and three months ended December 31, 2021 was $2.5 million and $528,000, respectively, compared to net income of $979,000 and $461,000 for the same periods of the prior fiscal year, respectively. The increase in net income for the six and three-month periods ended December 31, 2021 was attributable primarily to the increases in revenue and gross profit, partially offset by an increase in selling, general and administrative expenses, all as described in further detail above.

Consolidated Financial Condition

The Company’s total assets increased from $177.9 million at June 30, 2021 to $186.8 million at December 31, 2021. The increase in total assets was primarily attributable to an increase in current assets, as described below under “Liquidity and Capital Resources - Working Capital.” The Company’s total liabilities increased from $71.1 million at June 30, 2021 to $76.3 million at December 31, 2021, which was primarily attributable to an increase in customer deposits and long-term debt, partially offset by a decrease in contract liabilities and accrued employee expenses. The increase in long-term debt was attributable to borrowings on the Company’s existing credit facility in excess of optional repayments. The changes in current liabilities, including the increase in customer deposits and decrease in contract liabilities, are described under “Liquidity and Capital Resources - Working Capital” below.

Liquidity and Capital Resources

For the six-month period ended December 31, 2021, cash decreased by approximately $53,000 compared to a decrease of approximately $4.8 million during the six-month period ended December 31, 2020.

Working Capital

Working capital increased from $15.8 million at June 30, 2021 to $23.8 million at December 31, 2021, primarily reflecting increases in inventory and other current assets and decreases in contract liabilities and accrued employee expenses, partially offset by increases in customer deposits. The increase in inventory was primarily due to an increase in inventory stock levels and

Index

adjustments to timing of inventory procurement in light of extended inventory lead times due to supply chain constraints. The decrease in contract liabilities was due in large part to the completion of certain large complex laundry projects for divisions of the federal government, as described above. The increase in customer deposits was due to increased orders and delays in fulfilling certain orders in light of extended inventory lead times due to supply chain constraints.

Cash Flows

The following table summarizes the Company’s cash flow activity for the six months ended December 31, 2021 and 2020 (in thousands):

	Six Months Ended December 31,
	2021	2020
Net cash provided (used) by:
Operating activities	$(997)	$7,425
Investing activities	$(1,973)	$(5,911)
Financing activities	$2,917	$(6,325)

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the six months ended December 31, 2021, operating activities used cash of $997,000 compared to $7.4 million of cash provided by operating activities during the six months ended December 31, 2020. This $8.4 million increase in cash used by operating activities was primarily attributable to changes in working capital, including increases in cash used from operating activities from changes in operating assets such as accounts receivable and inventory and from changes in operating liabilities such as contract liabilities, partially offset by decreases to the cash used by operating activities from changes in operating assets such as contract assets and from changes in operating liabilities such as accounts payable and accrued expenses and customer deposits.

Investing Activities

Net cash used in investing activities decreased $3.9 million to $2.0 million during the six months ended December 31, 2021 compared to $5.9 million during the six months ended December 31, 2020. This $3.9 million decrease was attributable primarily to cash used in connection with the Company’s acquisition of Yankee Equipment Systems during November 2020, partially offset by an increase in capital expenditures.

Financing Activities

For the six months ended December 31, 2021, financing activities provided cash of $2.9 million compared to $6.3 million of cash used by financing activities during the six months ended December 31, 2020. This $9.2 million increase in cash provided by financing activities was attributable primarily to an increase in proceeds from borrowings during the six months ended December 31, 2021 in excess of optional debt payments to fund changes in working capital.

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

Borrowings (other than swingline loans) under the 2018 Credit Agreement bear interest at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one month LIBOR rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. Swingline loans bear interest calculated at the Base Rate plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. The 2018 Credit Agreement has a term of five years and matures on November 2, 2023. The Company is in negotiations with its lender under the 2018 Credit Agreement with respect to alternative rates in connection with the phasing out of LIBOR.

The 2018 Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The 2018 Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of December 31, 2021, the Company was in compliance with its covenants under the 2018 Credit Agreement and $34.4 million was available to borrow under the revolving credit facility.

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

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at December 31, 2021.

Inflation

Inflation did not have a significant effect on the Company’s results during any of the reported periods. However, the Company faces risks relating to inflation, including the current inflationary trend in light of supply chain constraints, which may have an adverse impact on the market for the Company’s products and services, including that there is no assurance that the Company will be able to effectively increase the price of its products and services to offset increased costs.

Index

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company has exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $93,000 and $72,000 during the six months ended December 31, 2021 and 2020, respectively, and $57,000 and $36,000 during the three months ended December 31, 2021 and 2020, respectively.

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $126,000 during each of the six months ended December 31, 2021 and 2020 and $63,000 during each of the three months ended December 31, 2021 and 2020.

During February 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $4,000 during the initial term of this lease. In addition, during November 2018, AAdvantage entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under each of these leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $240,000 during each of the six months ended December 31, 2021 and 2020 and $120,000 during each of the three months ended December 31, 2021 and 2020.

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, former President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $69,000 during each of the six months ended December 31, 2021 and 2020 and $35,000 during each of the three months ended December 31, 2021 and 2020.

Index

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, former President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $15,000 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $91,000 and $90,000 during the six months ended December 31, 2021 and 2020, respectively, and $46,000 and $45,000 during the three months ended December 31, 2021 and 2020, respectively.

During November 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments are $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $70,000 and $23,000 during the six months ended December 31, 2021 and 2020, respectively, and $35,000 and $23,000 during the three months ended December 31, 2021 and 2020, respectively.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s 2018 Credit Agreement accrues at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one-month LIBOR rate plus 100 basis points (such

Index

highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of December 31, 2021, the Company had approximately $15.0 million of outstanding borrowings under the 2018 Credit Agreement with a weighted average interest rate of 1.35%. Based on the amounts outstanding at December 31, 2021, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $150,000. The Company is also subject to risks relating to the phasing out of LIBOR and is in negotiations with its lender under the 2018 Credit Agreement with respect to alternative rates.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at December 31, 2021 or June 30, 2021.

The Company’s cash is maintained in bank accounts which bear interest at prevailing interest rates. At December 31, 2021, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not have in place any formal share repurchase plans or programs. Upon request by a recipient of awards granted under the Company’s equity incentive plan, the Company may issue shares upon the vesting of restricted stock awards or restricted stock units or the grant of stock awards net of the statutory tax withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued. The following table provides information concerning shares of the Company’s common stock treated as repurchased during the quarter ended December 31, 2021 in connection with the issuance of shares upon the vesting of restricted stock awards or restricted stock units or the grant of stock awards net of statutory tax withholding requirements:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
October 1 – October 31, 2021	-	$-	-
November 1 – November 30, 2021	4,000	35.44	-
December 1 – December 31, 2021	-	-	-
Total	4,000	$35.44	-

During the quarter ended December 31, 2021, the Company did not repurchase any shares other than shares treated as repurchased upon the vesting of restricted stock awards or restricted stock units or the grant of stock awards net of statutory tax withholding requirements as described and set forth above.

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

Date: February 9, 2022		EVI Industries, Inc.

By:
Robert H. Lazar
Chief Financial Officer