Form 10-Q
period 2022-03-31
EVI INDUSTRIES, INC.
filed 2022-05-10
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 12,515,944 shares outstanding as of May 4, 2022.

Index

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the nine months ended March 31,		For the three months ended March 31,
	2022	2021	2022	2021

Revenues	$184,485	$177,456	$60,042	$62,413
Cost of sales	132,977	133,989	42,980	46,659
Gross profit	51,508	43,467	17,062	15,754
Selling, general and administrative expenses	47,680	41,330	16,874	15,025
Operating income	3,828	2,137	188	729
Interest and other (expense) income, net	(390)	(122)	(125)	197
Income before income taxes	3,438	2,015	63	926
Provision for income taxes	851	411	23	301

Net income	$2,587	$1,604	$40	$625

Net earnings per share – basic	$0.19	$0.12	$0.00	$0.05

Net earnings per share – diluted	$0.18	$0.12	$0.00	$0.04

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	March 31, 2022 (Unaudited)	June 30, 2021
Current assets
Cash	$5,604	$6,057
Accounts receivable, net of allowance for doubtful accounts of $1.1 million and $1.0 million, respectively	33,124	28,904
Inventories, net	40,781	25,129
Vendor deposits	2,022	367
Contract assets	357	347
Other current assets	6,953	4,419
Total current assets	88,841	65,223

Equipment and improvements, net	12,140	10,594
Operating lease assets	7,466	7,060
Intangible assets, net	23,943	23,677
Goodwill	65,861	63,881
Other assets	6,930	7,415

Total assets	$205,181	$177,850

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
	March 31, 2022 (Unaudited)	June 30, 2021
Current liabilities
Accounts payable and accrued expenses	$26,346	$26,227
Accrued employee expenses	6,420	7,528
Customer deposits	21,114	10,344
Contract liabilities	20	3,232
Current portion of operating lease liabilities	2,458	2,131
Total current liabilities	56,358	49,462

Deferred tax liabilities, net	4,157	4,208
Long-term operating lease liabilities	5,784	5,567
Long-term debt, net	23,914	11,873

Total liabilities	90,213	71,110

Commitments and contingencies (Note 12)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; authorized shares – 20,000,000; 12,609,354 shares issued at March 31, 2022 and 12,399,137 shares issued at June 30, 2021, including shares held in treasury	315	310
Additional paid-in capital	96,342	90,501
Treasury stock, 127,801 shares at March 31, 2022 and 120,706 shares at June 30, 2021, at cost	(3,070)	(2,865)
Retained earnings	21,381	18,794
Total shareholders’ equity	114,968	106,740
Total liabilities and shareholders’ equity	$205,181	$177,850

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Nine months ended March 31, 2022
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2021	12,399,137	$310	$90,501	120,706	$(2,865)	$18,794	$106,740

Share repurchases	-	-	-	7,095	(205)	-	(205)

Vesting of restricted shares	20,835	1	(1)	-	-	-	-

Issuances of shares under employee stock plan	2,008	-	59	-	-	-	59

Issuances of shares in connection with acquisitions	179,087	4	3,836	-	-	-	3,840

Stock compensation	8,287	-	1,947	-	-	-	1,947

Net income	-	-	-	-	-	2,587	2,587
Balance at March 31, 2022	12,609,354	$315	$96,342	127,801	$(3,070)	$21,381	$114,968

	Three months ended March 31, 2022
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at December 31, 2021	12,418,075	$310	$91,880	124,706	$(3,007)	$21,341	$110,524

Share repurchases	-	-	-	3,095	(63)	-	(63)

Vesting of restricted shares	12,192	1	(1)	-	-	-	-

Issuances of shares in connection with acquisitions	179,087	4	3,836	-	-	-	3,840

Stock compensation	-	-	627	-	-	-	627

Net income	-	-	-	-	-	40	40
Balance at March 31, 2022	12,609,354	$315	$96,342	127,801	$(3,070)	$21,381	$114,968

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

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31, 2022	March 31, 2021
Operating activities:
Net income	$2,587	$1,604
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	3,795	3,388
Amortization of debt discount	41	41
Provision for bad debt expense	231	252
Non-cash lease expense	138	47
Stock compensation	1,947	1,834
Inventory reserve	(274)	(178)
(Benefit) provision for deferred income taxes	(51)	953
Other	(24)	(277)
(Increase) decrease in operating assets:
Accounts receivable	(3,129)	2,799
Inventories	(13,476)	(674)
Vendor deposits	(1,485)	(1,459)
Contract assets	(10)	(8,873)
Other assets	(1,214)	(2,153)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(829)	3,323
Accrued employee expenses	(1,170)	684
Customer deposits	10,081	2,062
Contract liabilities	(3,212)	2,117
Net cash (used) provided by operating activities	(6,054)	5,490
Investing activities:
Capital expenditures	(3,066)	(1,934)
Cash paid for acquisitions, net of cash acquired	(3,187)	(4,818)
Net cash used by investing activities	(6,253)	(6,752)
Financing activities:
Proceeds from long-term debt	46,000	37,500
Debt repayments	(34,000)	(42,500)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(205)	(629)
Issuances of common stock under employee stock purchase plan	59	21
Net cash provided (used) by financing activities	11,854	(5,608)
Net decrease in cash	(453)	(6,870)
Cash at beginning of period	6,057	9,789
Cash at end of period	$5,604	$2,919

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31, 2022	March 31, 2021
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$320	$388
Cash paid during the period for income taxes	$261	$526

Supplemental disclosure of non-cash financing activities:
Common stock issued for acquisitions	$3,840	$8,877
Forgiveness of PPP Loan	$-	$916

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

The COVID-19 pandemic has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. In response to the economic and business disruption during 2020, the Company took actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. During the fiscal year ended June 30, 2021, the COVID-19 pandemic had a resurgence with the increased presence and spread of the Delta variant. In addition, the Omicron variant emerged as a variant of concern towards the end of the quarter ended December 31, 2021 and had adverse effects. Factors arising from the COVID-19 pandemic that have impacted, or may in the future negatively impact, the Company’s business and results, including sales and gross margin, include, but are not limited to: supply chain disruptions, which resulted in, and may continue to result in, delays in delivering products or services to the Company’s customers; labor shortages; limitations on the ability of the Company’s employees to perform their work due to sickness or other impacts caused by the pandemic or local, state, federal or foreign orders that may restrict the Company’s operations or the operations of its customers, or require that employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; risks associated with vaccine mandates, including the potential loss of employees, fines for noncompliance and loss of, or future inability to secure, certain contracts, including with the federal government; adverse impacts of the pandemic on certain industries and customers of the Company which operate in those industries, including the hospitality industry; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services, and pay for purchases on a timely basis or at all. Further, the Company may continue to experience adverse impacts to its business as a result of, among other things, any adverse impact that has occurred or may occur in the future in the economy or markets generally, and changes in customer or supplier behavior, in each case, in connection with the pandemic.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note (4) - Acquisitions:

CLK Acquisition

On February 7, 2022, the Company acquired Consolidated Laundry Equipment, Inc. and Central Equipment Company, LLC (collectively “CLK”), pursuant to a merger whereby CLK merged with and into, and became, a wholly-owned subsidiary of the Company (the “CLK Acquisition”). CLK is a North Carolina-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. This acquisition expanded the Company’s footprint in the Southeast region of the United States. The consideration paid by the Company in connection with the merger consisted of $4.4 million in cash and 179,087 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility. Fees and expenses related to the CLK Acquisition, consisting primarily of legal and other professional fees, totaled approximately $45,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statements of operations for the three and nine months ended March 31, 2022. The total purchase price for accounting purposes was $7.0 million, net of cash acquired of $1.2 million.

The CLK Acquisition was treated for accounting purposes as a purchase of CLK using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method of accounting, the aggregate consideration in the CLK Acquisition was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

Purchase price consideration:
Cash consideration, net of cash acquired(a)	$3,187
Stock consideration(b)	3,840
Total purchase price consideration, net of cash acquired	$7,027

(a) Includes $4.4 million paid net of $1.2 million of cash acquired.
(b) Calculated as 179,087 shares of the Company’s common stock, multiplied by $21.44, the closing price of the Company’s common stock on the closing date.

Allocation of purchase price consideration:
Accounts receivable	$1,322
Inventories	1,902
Vendor Deposits	170
Other assets	835
Equipment and improvements	841
Intangible assets	1,700
Accounts payable and accrued expenses	(948)
Accrued employee expenses	(62)
Customer deposits	(689)
Total identifiable net assets	5,071
Goodwill	1,956
Total	$7,027

The Company is continuing its valuation of the net assets acquired, which is subject to adjustment in accordance with the merger agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of the net assets acquired as of the closing date is obtained during the post-closing measurement period of up to one year. The Company has finalized its assessment of the assets acquired and liabilities assumed, except for certain working capital items, including accounts receivable, inventories, other assets and accounts payable and accrued expenses.

Intangible assets consist of $800,000 allocated to the Consolidated Laundry Equipment trade name and $900,000 allocated to customer-related intangible assets. The Consolidated Laundry Equipment trade name is indefinite-lived and therefore not subject to amortization. The Consolidated Laundry Equipment trade name will be evaluated for impairment annually or more frequently if an event occurs or circumstances change that indicate it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets are being amortized over 10 years.

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the CLK Acquisition. The goodwill from the CLK Acquisition is not deductible for income tax purposes.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Supplemental Pro Forma Results of Operations

The following supplemental pro forma information presents the results of operations of the Company, after giving effect to the CLK Acquisition as described above, as if the Company had completed such transaction on July 1, 2020, using the estimated fair values of the assets acquired and liabilities assumed. The pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the transaction had occurred on the date assumed, nor are they indicative of future results of operations.

	For the nine months ended March 31,
(in thousands)	2022 (Unaudited)	2021 (Unaudited)
Revenues	$192,731	$188,058
Net income	3,350	2,585

The Company’s consolidated results of operations for the nine months ended March 31, 2022 include total revenue of approximately $2.4 million and total net income of approximately $186,000 attributable to CLK, based on the consolidated effective tax rate. These results of the acquired business do not include the effects of acquisition costs or interest expense associated with the consideration paid in connection with the acquisitions.

Note (5) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the nine and three months ended March 31, 2022 and 2021 are computed as follows (in thousands, except per share data):

	For the nine months ended March 31,		For the three months ended March 31,
	2022 (Unaudited)	2021 (Unaudited)	2022 (Unaudited)	2021 (Unaudited)

Net income	$2,587	$1,604	$40	$625

Less: distributed and undistributed income allocated to unvested restricted common stock	261	143	4	56
Net income allocated to EVI Industries, Inc. shareholders	$2,326	$1,461	$36	$569
Weighted average shares outstanding used in basic earnings per share	12,321	12,101	12,402	12,252
Dilutive common share equivalents	375	444	261	533
Weighted average shares outstanding used in diluted earnings per share	12,696	12,545	12,663	12,785
Basic earnings per share	$0.19	$0.12	$0.00	$0.05
Diluted earnings per share	$0.18	$0.12	$0.00	$0.04

At March 31, 2022 and 2021, other than 1,400,105 shares and 1,202,275 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (6) – Interest and other (expense) income, net: Interest and other (expense) income, net for the nine and three months ended March 31, 2022 and 2021 are as follows (in thousands):

	For the nine months ended March 31,		For the three months ended March 31,
	2022 (Unaudited)	2021 (Unaudited)	2022 (Unaudited)	2021 (Unaudited)

Bargain purchase gain	$-	$361	$-	$361
Interest (expense), net	(390)	(483)	(125)	(164)
Interest and other (expense) income, net	$(390)	$(122)	$(125)	$197

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note (7) - Debt: Long-term debt as of March 31, 2022 and June 30, 2021 are as follows (in thousands):

	March 31, 2022	June 30, 2021
Revolving credit facility	$24,000	$12,000
Less: unamortized discount and deferred financing costs	(86)	(127)
Total long-term debt, net	$23,914	$11,873

On November 2, 2018, the Company entered into a syndicated credit agreement (the “Credit Agreement”) for a five-year revolving credit facility in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million.

Prior to the amendment described below, borrowings (other than swingline loans) under the Credit Agreement accrued interest at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranged from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one month LIBOR rate plus 100 basis points, plus a margin that ranged from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. Swingline loans accrued interest calculated at the base rate determined in accordance with clause (b) of the preceding sentence plus a margin that ranged from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. The Credit Agreement had an initial term of five years with a scheduled maturity date of November 2, 2023. As of March 31, 2022, $27.5 million was available to borrow under the revolving credit facility.

On May 6, 2022, the Company entered into an amendment to the Credit Agreement which, among other things, (i) in connection with the phasing out of LIBOR, replaced LIBOR with the Bloomberg Short-Term Bank Yield Index (“BSBY”), and (ii) extended the maturity date of the Credit Agreement from November 2, 2023 to May 6, 2027. See Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information relating to the amendment to the Credit Agreement.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of March 31, 2022 and the date of the amendment, the Company was in compliance with its covenants under the Credit Agreement.

The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

In connection with the Company’s acquisition of Yankee Equipment Systems, Inc. (“YES”) during November 2020, the Company, indirectly through its wholly-owned subsidiary, assumed the approximately $916,000 loan previously obtained by YES under the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the merger agreement related to the acquisition, the Company was entitled to indemnification for any required repayment of the loan to YES under the PPP. During the quarter ended March 31, 2021, the loan to YES under the PPP was forgiven by the U.S. Small Business Administration (“SBA”). The Company determined that the fair value of its right to indemnification was equal to the amount forgiven by the SBA. Accordingly, the Company did not recognize any gain on the extinguishment of this debt.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

As of March 31, 2022, the Company had 29 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2022 and 2030. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of March 31, 2022. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Total Operating Lease Obligations (in thousands)
2022 (remainder of)	$688
2023	2,579
2024	1,727
2025	1,169
2026	803
Thereafter	1,921
Total minimum lease payments	$8,887
Less: amounts representing interest	645
Present value of minimum lease payments	$8,242
Less: current portion	2,458
Long-term portion	$5,784

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The table below presents additional information related to the Company’s operating leases (in thousands):

	Nine months ended March 31,		Three months ended March 31,
	2022	2021	2022	2021
Operating lease cost
Operating lease cost (1)	1,781	1,475	$671	$482
Short-term lease cost (1)	-	12	-	-
Variable lease cost (1)	320	287	44	122
Total lease cost	2,101	1,774	$715	$604

(1)	Expenses are classified within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

The table below presents lease-related terms and discount rates as of March 31, 2022:

March 31, 2022
Weighted average remaining lease terms
Operating leases	4.9 years
Weighted average discount rate
Operating leases	3.1%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the nine months ended March 31, 2022 and 2021 (in thousands):

	Nine months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	$1,919	$1,475
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$2,010	$3,793

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

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments Receivable	Amortization of Unearned Income	Net Investment in Sales Type Leases
2022 (remainder of)	$1,004	$595	$409
2023	3,356	1,995	1,361
2024	2,577	1,476	1,101
2025	1,825	973	852
2026	1,211	551	660
Thereafter	935	419	516
			$4,899	*
* Excludes residual values of $2.5 million.

The total net investments in sales type leases, including stated residual values, as of March 31, 2022 and June 30, 2021 was $7.4 million and $6.7 million, respectively. The current portion of $1.8 million and $0.9 million is included in other current assets in the consolidated balance sheets as of March 31, 2022 and June 30, 2021, respectively, and the long term portion of $5.6 million and $5.8 million is included in other assets in the consolidated balance sheets as of March 31, 2022 and June 30, 2021, respectively.

Note (9) - Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of both March 31, 2022 and June 30, 2021, the Company had net deferred tax liabilities of approximately $4.2 million. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of March 31, 2022, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the nine and three months ended March 31, 2022 and 2021, the Company’s accounting for income taxes in accordance with this standard did not result in a material adjustment to the Company’s provision for income taxes.

As of March 31, 2022, the Company was subject to potential federal and state tax examinations for the tax years 2018 through 2021.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

During the nine months ended March 31, 2022, restricted stock awards of a total of 134,612 shares, 135,816 restricted stock units, and 8,287 stock awards were granted under the Plan. Stock awards represent shares of the Company’s common stock issued under the Plan which are held by the recipient upon grant without any future risk of forfeiture. During the three months ended March 31, 2022, restricted stock units of a total of 79,393 shares were granted under the Plan. No restricted stock awards or stock awards were granted under the Plan during the three months ended March 31, 2022. During the nine months ended March 31, 2022, restricted stock awards of a total of 13,203 shares were forfeited and returned to the Plan. There were no restricted stock awards forfeited during the three months ended March 31, 2022. There were 9,457 and 1,130 restricted stock units forfeited during the nine and three months ended March 31, 2022, respectively.

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

For the nine and three months ended March 31, 2022, non-cash share-based compensation expense related to awards granted under the Plan (which, in each case, included restricted stock units and, for the nine-month period, also included restricted stock awards and stock awards, as described above) totaled $1.9 million and $627,000, respectively. For the nine and three months ended March 31, 2021, non-cash share-based compensation expense related to awards granted under the Plan (which, in each case, included restricted stock units and, for the nine-month period, also included restricted stock awards, as described above) totaled $1.8 million and $640,000, respectively.

As of March 31, 2022, the Company had $18.5 million and $9.5 million of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted-average period of 17.1 years and 10.8 years, respectively.

The following is a summary of non-vested restricted stock activity as of and for the nine months ended March 31, 2022:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2021	919,259	$19.59	253,913	$30.92
Granted	134,612	35.32	135,816	24.54
Vested	(14,485)	25.11	(6,350)	-
Forfeited	(13,203)	14.20	(9,457)	33.68
Non-vested awards or units outstanding at March 31, 2022	1,026,183	$21.65	373,922	$28.56

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Employee Stock Purchase Plan

During 2017, the Company’s stockholders approved the Company’s 2017 Employee Stock Purchase Plan, which, subject to the terms of the plan, allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The Company’s employee stock purchase plan provides for six-month offering periods ending on December 31 and June 30 of each year. During the nine months ended March 31, 2022, 2,008 shares of common stock were issued under the Company’s employee stock purchase plan for which the Company received net proceeds of $59,000. During the nine months ended March 31, 2021, 693 shares of common stock were issued under the Company’s employee stock purchase plan for which the Company received net proceeds of $21,000. No shares were issued under the Company’s employee stock purchase plan during the three months ended March 31, 2022 or 2021.

Note (11) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $150,000 and $108,000 during the nine months ended March 31, 2022 and 2021, respectively, and $57,000 and $36,000 during the three months ended March 31, 2022 and 2021, respectively.

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $189,000 during each of the nine months ended March 31, 2022 and 2021 and $63,000 during each of the three months ended March 31, 2022 and 2021.

During February 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $4,000 during the initial term of this lease. In addition, during November 2018, AAdvantage entered into an additional lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under each of these leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $360,000 during each of the nine months ended March 31, 2022 and 2021 and $120,000 during each of the three months ended March 31, 2022 and 2021.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, former President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $103,000 during each of the nine months ended March 31, 2022 and 2021 and $35,000 during each of the three months ended March 31, 2022 and 2021.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, former President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $15,000 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $137,000 and $135,000 during the nine months ended March 31, 2022 and 2021, respectively, and $46,000 and $45,000 during the three months ended March 31, 2022 and 2021, respectively.

During November 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, LLC (“Yankee Equipment Systems”), entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments are $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $106,000 and $57,000 during the nine months ended March 31, 2022 and 2021, respectively, and $36,000 and $35,000 during the three months ended March 31, 2022 and 2021, respectively.

During February 2022, the Company’s wholly-owned subsidiary, Consolidated Laundry Equipment, LLC (“Consolidated Laundry Equipment”), entered into two lease agreements pursuant to which it leases a total of 20,300 square feet of warehouse and office space from an affiliate of William Kincaid, President of Consolidated Laundry Equipment. Monthly base rental payments total $20,000 during the initial terms of the leases. In addition to base rent, Consolidated Laundry Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $20,000 during the nine and three months ended March 31, 2022.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note (12) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. At March 31, 2022 and June 30, 2021, no such performance or payment bonds were outstanding.

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

Note (13) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2021	$63,881
Goodwill from acquisition (1)	1,956
Working capital adjustments (2)	24
Balance at March 31, 2022	$65,861

(1)	Relates to the CLK Acquisition which was consummated during February 2022, as described in Note 4, “Acquisitions.”
(2)	Represents working capital adjustments related to business acquisitions consummated by the Company during the fiscal year ended June 30, 2021.

Note (14) – Subsequent Events:

On April 25, 2022, the Company entered into a definitive purchase agreement to acquire substantially all of the assets of Clean Designs, Inc. and Clean Route, LLC (collectively “Clean Designs”). Clean Designs is a Colorado-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. In connection with the acquisition, the Company will also assume certain liabilities of Clean Designs. The anticipated consideration to be paid by the Company in connection with the acquisition is not expected to be material to the Company on a consolidated basis. Closing of the acquisition is subject to certain conditions precedent. There is no assurance that the acquisition will be consummated on the contemplated terms, when expected, or at all.

On April 29, 2022, the Company, indirectly through a wholly-owned subsidiary, acquired substantially all of the assets of LS Acquisition, LLC (d/b/a Laundry South Systems and Repair) (“Laundry South Systems and Repair”), a Mississippi-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. In connection with the transaction, the Company, indirectly through its wholly-owned subsidiary, also assumed certain of the liabilities of Laundry South Systems and Repair. The consideration paid by the Company in connection with the transaction was not material to the Company on a consolidated basis. The financial condition and results of operations of Laundry South Systems and Repair subsequent to the April 29, 2022 closing date of the transaction will be included within the Company’s consolidated financial statements commencing with the quarter ending June 30, 2022.

On May 5, 2022, the Company, indirectly through a wholly-owned subsidiary, acquired substantially all of the assets of Spynr, Inc. (“Spynr”), a Delaware-based digital marketing and technology company which provides digital marketing services to customers and vendors within the commercial, industrial and vended laundry industries. In connection with the transaction, the Company, indirectly through its wholly-owned subsidiary, also assumed certain of the liabilities of Spynr. The consideration paid by the Company in connection with the transaction was not material to the Company on a consolidated basis. The financial condition and results of operations of Spynr subsequent to the May 5, 2022 closing date of the transaction will be included within the Company’s consolidated financial statements commencing with the quarter ending June 30, 2022.

See also Note 7, “Debt” and Part II, Item 5 of this Quarterly Report on Form 10-Q for a description of the amendment to the Company’s Credit Agreement that was entered into on May 6, 2022.

Index

Item 2.Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; risks relating to the COVID-19 pandemic and the impact thereof on the Company and its business, financial condition, liquidity and results and on the Company’s suppliers and customers, volatility in the economy, including in the credit markets, supply chain disruptions and resulting inflationary trends, labor shortages, reduced demand for products and services, delays in the fulfillment of orders, and risks related to potential audits of the loans received by the Company and certain of its subsidiaries under the Payroll Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”)notwithstanding the previous forgiveness of the loans; risks associated with vaccine mandates, including the potential loss of employees, fines for noncompliance and loss of, or future inability to secure, certain contracts, including with the federal government; risks associated with international relations and international hostilities, including actions of foreign governments and the impact thereof on economic conditions, including supply chain constraints and inflationary trends; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s ”buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic opportunities, acquisitions which have been agreed to but not completed may not be consummated on the contemplated terms, when expected, or at all, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, risks related to the accounting for acquisitions; risks related to supply chain delays and disruptions and the impact they may have on the Company’s business, including the Company’s ability to deliver products and services to its customers on a timely basis; risks relating to inflation, including the current inflationary trend in light of supply chain constraints, and the impact of inflation on the Company’s costs and its ability to increase the price of its products and services to offset such costs, and on the market for the Company’s products and services; risks related to labor shortages and the impact thereof on the Company, including its ability to deliver or service products or otherwise meet customers’ expectations; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expand to the extent anticipated, or at all; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from delays in installation or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, expenses associated with the Company’s implementation of its ERP system, and other investments, initiatives and expenses, may not result in the benefits anticipated; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

Index

Growth Strategy

During 2015, the Company implemented a “buy-and-build” growth strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The Company generally seeks to structure acquisitions to include both cash and stock consideration. Acquisitions are effected through a wholly-owned subsidiary which acquires the business or assets of the acquired company, whether by an asset purchase or merger, and operates the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements. As described in greater detail in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, on February 7, 2022, the Company acquired Consolidated Laundry Equipment, Inc. and Central Equipment Company, LLC (collectively “CLK”), a Carolina-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The financial condition and results of operations of Consolidated Laundry Equipment subsequent to the February 7, 2022 closing date of the acquisition are included within the Company’s consolidated financial statements for the quarter ending March 31, 2022. See also Note 14 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information regarding acquisitions consummated and a definitive purchase agreement entered into subsequent to March 31, 2022.

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

Index

Impact of COVID-19 on the Company’s Business

The COVID-19 pandemic has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. In response to the economic and business disruption during 2020, the Company took actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. During the fiscal year ended June 30, 2021, the COVID-19 pandemic had a resurgence with the increased presence and spread of the Delta variant. In addition, the Omicron variant emerged as a variant of concern towards the end of the quarter ended December 31, 2021 and had adverse effects. Factors arising from the COVID-19 pandemic that have impacted, or may in the future negatively impact, the Company’s business and results, including sales and gross margin, include, but are not limited to: supply chain disruptions, which resulted in, and may continue to result in, delays in delivering products or services to the Company’s customers; labor shortages; limitations on the ability of the Company’s employees to perform their work due to sickness or other impacts caused by the pandemic or local, state, federal or foreign orders that may restrict the Company’s operations or the operations of its customers, or require that employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; risks associated with vaccine mandates, including the potential loss of employees, fines for noncompliance and loss of, or future inability to secure, certain contracts, including with the federal government; adverse impacts of the pandemic on certain industries and customers of the Company which operate in those industries, including the hospitality industry; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services, and pay for purchases on a timely basis or at all. Further, the Company may continue to experience adverse impacts to its business as a result of, among other things, any adverse impact that has occurred or may occur in the future in the economy or markets generally, and changes in customer or supplier behavior, in each case, in connection with the pandemic.

Recent Accounting Pronouncements

Refer to Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of Recently Issued Accounting Guidance.

Results of Operations

Nine and Three-Month Periods Ended March 31, 2022 Compared to the Nine and Three-Month Periods Ended March 31, 2021

Revenues

Revenues for the nine and three-month periods ended March 31, 2022 increased $7.0 million, or 4%, and decreased $2.4 million, or 4%, respectively, compared to the same periods of the prior fiscal year. The increase in revenue for the nine-month period is due to improved conditions in connection with the recovery from the COVID-19 pandemic during the nine-month period ended March 31, 2022 and the completion during such period of projects previously delayed by the COVID-19 pandemic. Additionally, the increase in revenue was partially attributable to price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating costs. The decrease in revenue for the three-month period is due primarily to supply chain constraints, which impacted both the Company’s timing of receipt and delivery of products to the Company’s customers, as well as other delays, including due to construction or other delays which inhibited a customer’s ability to receive products. In addition, the Company’s revenues for the nine and three-month periods ended March 31, 2022 benefited from the results of businesses acquired during the nine month period ended March 31, 2021, including primarily Yankee Equipment Systems, LLC (“Yankee Equipment Systems”) which was acquired during November 2020, and from the results of CLK, which was acquired during February 2022.

Index

Gross Profit

Gross profit for the nine and three-month periods ended March 31, 2022 increased $8.0 million, or 18%, and $1.3 million, or 8%, compared to the same periods of the prior fiscal year. The increase in the nine-month period was primarily the result of increased revenues and more favorable product and customer mix. The increase in gross profit for the three-month period was primarily the result of a more favorable product and customer mix as well as reduced discounting and promotional pricing due to increased demand and supply constraints. This resulted in increases in gross margins from 24.5% and 25.2% for the nine and three-month periods ended March 31, 2021, respectively, to 27.9% and 28.4% for the nine and three-month periods ended March 31, 2022, respectively.

Selling, General and Administrative Expenses

Operating expenses increased by approximately $6.4 million, or 15%, and $1.8 million, or 12%, for the nine and three-month periods ended March 31, 2022, respectively, compared to the same periods of the prior fiscal year. These increases are primarily attributable to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in selling costs, including commissions, from increases in revenues during the nine-month period, (c) increases in operating expenses and investments at the parent company level in connection with the Company’s optimization initiatives, including expenses related to the consolidation of the Company’s operations and the modernization of the Company’s operations through the implementation of advanced technologies, including a new ERP software system, a new customer relations management system, and a completely digital sales and service operating platform, and (d) increased operating expenses in support of the Company’s “buy-and-build” growth strategy.

Interest and Other (Expense) Income, Net

Net interest and other expense for the nine month period ended March 31, 2022 was $390,000 compared to $122,000 for the same period of the prior fiscal year. Net interest and other expense for the three month period ended March 31, 2022 was $125,000 compared to net interest and other income of $197,000 for the same period of the prior fiscal year. The increase in net interest and other expense for the nine and three-month periods was attributable primarily to the $361,000 bargain purchase gain recognized in connection with an acquisition completed by the Company during the prior fiscal year, partially offset by a decrease in net interest expense primarily due to a decrease in average outstanding borrowings and a decrease in the average effective interest rate.

Income Taxes

The Company’s effective tax rate was 24.8% and 36.5% for the nine and three-month periods ended March 31, 2022, respectively, compared to 20.4% and 32.5% for the same periods of the prior fiscal year. The increase in the effective tax rate for the nine month period ended March 31, 2022 is mostly attributable to the recognition in during the nine-month period ended March 31, 2021 of an income tax benefit of $379,000 relating to an NOL carryback under the CARES Act, partially offset by a decrease in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation. The increase in the effective tax rate for the three month period ended March 31, 2022 is attributable to an increase in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation.

Index

Net Income

Net income for the nine and three months ended March 31, 2022 was $2.6 million and $40,000, respectively, compared to net income of $1.6 million and $625,000 for the same periods of the prior fiscal year, respectively. The change in net income for the nine and three-month periods ended March 31, 2022 was attributable primarily to the changes in revenue and increases gross profit, partially offset by an increase in selling, general and administrative expenses, all as described in further detail above.

Consolidated Financial Condition

The Company’s total assets increased from $177.9 million at June 30, 2021 to $205.2 million at March 31, 2022. The increase in total assets was primarily attributable to an increase in current assets, as described below under “Liquidity and Capital Resources - Working Capital.” The Company’s total liabilities increased from $71.1 million at June 30, 2021 to $90.2 million at March 31, 2022, which was primarily attributable to an increase in customer deposits and long-term debt, partially offset by a decrease in contract liabilities and accrued employee expenses. The increase in long-term debt was attributable to borrowings under the Company’s existing credit facility in excess of optional repayments. The changes in current liabilities, including the increase in customer deposits and decrease in contract liabilities, are described under “Liquidity and Capital Resources - Working Capital” below.

Liquidity and Capital Resources

For the nine-month period ended March 31, 2022, cash decreased by approximately $453,000 compared to a decrease of approximately $6.9 million during the nine-month period ended March 31, 2021.

Working Capital

Working capital increased from $15.8 million at June 30, 2021 to $32.5 million at March 31, 2022, primarily reflecting increases in inventory, accounts receivable and other current assets, and decreases in contract liabilities, partially offset by increases in customer deposits. The increase in inventory was primarily due to an increase in inventory stock levels and adjustments to timing of inventory procurement in light of extended inventory lead times due to supply chain constraints. The decrease in contract liabilities was due in large part to the completion of certain large complex laundry projects for divisions of the federal government. The increase in customer deposits was due primarily to increased orders and delays in fulfilling certain orders in light of extended inventory lead times and supply chain constraints, as well as other delays, including construction or other delays which inhibited a customer’s ability to receive products, as described above.

Index

Cash Flows

The following table summarizes the Company’s cash flow activity for the nine months ended March 31, 2022 and 2021 (in thousands):

	Nine Months Ended March 31,
	2022	2021
Net cash provided (used) by:
Operating activities	$(6,054)	$5,490
Investing activities	$(6,253)	$(6,752)
Financing activities	$11,854	$(5,608)

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the nine months ended March 31, 2022, operating activities used cash of $6.1 million compared to $5.5 million of cash provided by operating activities during the nine months ended March 31, 2021. This $11.5 million increase in cash used by operating activities was primarily attributable to changes in working capital, including increases in cash used from operating activities from changes in operating assets such as accounts receivable and inventory and from changes in operating liabilities such as contract liabilities and accounts payable and accrued expenses, partially offset by decreases to the cash used by operating activities from changes in operating assets such as contract assets and from changes in operating liabilities such as customer deposits.

Investing Activities

Net cash used in investing activities decreased $499,000 to $6.3 million during the nine months ended March 31, 2022 compared to $6.8 million during the nine months ended March 31, 2021. This $499,000 decrease was attributable primarily to a decrease in cash used in connection with acquisitions, partially offset by an increase in capital expenditures.

Financing Activities

For the nine months ended March 31, 2022, financing activities provided cash of $11.9 million compared to $5.6 million of cash used by financing activities during the nine months ended March 31, 2021. This $17.5 million increase in cash provided by financing activities was attributable primarily to an increase in proceeds from borrowings during the nine months ended March 31, 2022 in excess of optional debt payments to fund changes in working capital.

Revolving Credit Agreement

On November 2, 2018, the Company entered into a syndicated credit agreement (the “Credit Agreement”) for a five-year revolving credit facility in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million.

Prior to the amendment described below, borrowings (other than swingline loans) under the Credit Agreement accrued interest at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranged from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one month LIBOR rate plus 100 basis points, plus a margin that ranged from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. Swingline loans accrued interest calculated at the base rate determined in accordance with clause (b) of the preceding sentence plus a margin that ranged from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. The Credit Agreement had an initial term of five years with a scheduled maturity date of November 2, 2023. As of March 31, 2022, $27.5 million was available to borrow under the revolving credit facility.

Index

On May 6, 2022, the Company entered into an amendment to the Credit Agreement which, among other things, (i) in connection with the phasing out of LIBOR, replaced LIBOR with the Bloomberg Short-Term Bank Yield Index (“BSBY”), and (ii) extended the maturity date from November 2, 2023 to May 6, 2027. See Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information relating to the amendment to the Credit Agreement.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of March 31, 2022 and the date of the amendment, the Company was in compliance with its covenants under the Credit Agreement.

The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

The Company believes that its existing cash, anticipated cash from operations and funds available under the Company’s Credit Agreement will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months from the filing of this Report, and thereafter. The Company may also seek to raise funds through the issuance of equity and/or debt securities or the incurrence of additional secured or unsecured indebtedness, including in connection with acquisitions or other transactions pursued by the Company as part of its “buy-and-build” growth strategy.

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at March 31, 2022.

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

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals of those subsidiaries. These leases include the following:

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $150,000 and $108,000 during the nine months ended March 31, 2022 and 2021, respectively, and $57,000 and $36,000 during the three months ended March 31, 2022 and 2021, respectively.

Index

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $189,000 during each of the nine months ended March 31, 2022 and 2021 and $63,000 during each of the three months ended March 31, 2022 and 2021.

During February 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $4,000 during the initial term of this lease. In addition, during November 2018, AAdvantage entered into an additional lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under each of these leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $360,000 during each of the nine months ended March 31, 2022 and 2021 and $120,000 during each of the three months ended March 31, 2022 and 2021.

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, former President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $103,000 during each of the nine months ended March 31, 2022 and 2021 and $35,000 during each of the three months ended March 31, 2022 and 2021.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, former President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $15,000 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $137,000 and $135,000 during the nine months ended March 31, 2022 and 2021, respectively, and $46,000 and $45,000 during the three months ended March 31, 2022 and 2021, respectively.

Index

During November 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, LLC (“Yankee Equipment Systems”), entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments are $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $106,000 and $57,000 during the nine months ended March 31, 2022 and 2021, respectively, and $36,000 and $35,000 during the three months ended March 31, 2022 and 2021, respectively.

During February 2022, the Company’s wholly-owned subsidiary, Consolidated Laundry Equipment, LLC (“Consolidated Laundry Equipment”), entered into two lease agreements pursuant to which it leases a total of 20,300 square feet of warehouse and office space from an affiliate of William Kincaid, President of Consolidated Laundry Equipment. Monthly base rental payments total $20,000 during the initial terms of the leases. In addition to base rent, Consolidated Laundry Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $20,000 during the nine and three months ended March 31, 2022.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As of March 31, 2022, interest on borrowings under the Company’s Credit Agreement accrued at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranged from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one-month LIBOR rate plus 100 basis points, plus a margin that ranged from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of March 31, 2022, the Company had approximately $24.0 million of outstanding borrowings under the Credit Agreement with a weighted average interest rate of 1.63%. Based on the amounts outstanding at March 31, 2022, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $240,000.

As previously described, on May 6, 2022, the Company entered into an amendment to the Credit Agreement which, among other things, replaced LIBOR with the Bloomberg Short-Term Bank Yield Index (“BSBY”) in connection with the phasing out of LIBOR. See Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information regarding the amendment to the Credit Agreement.

Index

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at March 31, 2022 or June 30, 2021.

The Company’s cash is maintained in bank accounts which bear interest at prevailing interest rates. At March 31, 2022, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not currently have in place any formal share repurchase plans or programs. Upon request by a recipient of awards granted under the Company’s equity incentive plan, the Company may issue shares upon the vesting of restricted stock awards or restricted stock units or the grant of stock awards net of the statutory tax withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued. The following table provides information concerning shares of the Company’s common stock treated as repurchased during the quarter ended March 31, 2022 in connection with the issuance of shares upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1 – January 31, 2022	-	$-	-	-
February 1 – February 28, 2022	2,828	20.71	-	-
March 1 – March 31, 2022	267	17.60	-	-
Total	3,095	$20.44	-	-

During the quarter ended March 31, 2022, the Company did not repurchase any shares other than shares treated as repurchased upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements as described and set forth above.

Item 5.Other Information

As previously described, during November 2018, the Company entered into a syndicated credit agreement (the “Credit Agreement”) for a five-year revolving credit facility in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million.

Index

Prior to the amendment described below, borrowings (other than swingline loans) under the Credit Agreement accrued interest at a rate, at the Company’s election at the time of borrowing, equal to (a) LIBOR plus a margin that ranged from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the one month LIBOR rate plus 100 basis points, plus a margin that ranged from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. Swingline loans accrued interest calculated at the base rate determined in accordance with clause (b) of the preceding sentence, plus a margin that ranged from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. The Credit Agreement had an initial term of five years with a scheduled maturity date of November 2, 2023.

On May 6, 2022, the Company entered into an amendment to the Credit Agreement. The amendment amended the Credit Agreement to, among other things, replace LIBOR with the Bloomberg Short-Term Bank Yield Index (“BSBY”) rate in connection with the phasing out of LIBOR. As a result, borrowings (other than swingline loans) under the Credit Agreement will now bear interest, at a rate based on (a) the BSBY rate plus a margin that ranges between 1.25% and 1.75% depending on the Company’s Consolidated Leverage Ratio or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest calculated at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio.

In addition, the amendment also extended the maturity date of the Credit Agreement from November 2, 2023 to May 6, 2027 and reduced the maximum commitment fee rate to up to 0.125% of the unused amount of the revolving loan commitment (based on the Consolidated Leverage Ratio).

The foregoing description is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the full text of the amendment and Annex A thereto, which is the Amended Credit Agreement. The amendment and Amended Credit Agreement are attached as Exhibits 10.01 and 10.02, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Index

Item 6.Exhibits.

Exhibit
Number	Description

*10.01

First Amendment to Credit Agreement dated as of May 6, 2022 by and among EVI Industries, Inc., certain subsidiaries of EVI Industries, Inc. identified on the signature pages thereto, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent.

*10.02

Annex A to First Amendment to Credit Agreement dated as of May 6, 2022 by and among EVI Industries, Inc., certain subsidiaries of EVI Industries, Inc. identified on the signature pages thereto, as guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent.

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

Date: May 10, 2022		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer