Form 10-K
period 2022-06-30
EVI INDUSTRIES, INC.
filed 2022-09-13
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Yes ☐ No ☒

The aggregate market value as of December 31, 2021 of the registrant’s common stock, the only class of voting or non-voting common equity of the registrant, held by non-affiliates of the registrant was approximately $146,057,713, based on the closing price of the registrant’s common stock on the NYSE American on that date.

The number of outstanding shares of the registrant’s common stock as of September 1, 2022 was 12,522,325.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

-i-

TERMS USED IN THIS REPORT

Unless the context otherwise requires, references to the “Company” or “EVI” in this Annual Report on Form 10-K (this “Report”) refer to EVI Industries, Inc., collectively with its subsidiaries. References in this Report to “fiscal 2022” or any period thereof refer to the Company’s fiscal year ended June 30, 2022 or the applicable period thereof, as the case may be. References in this Report to “fiscal 2021” or any period thereof refer to the Company’s fiscal year ended June 30, 2021 or the applicable period thereof, as the case may be.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “could,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; credit market volatility; risks related to supply chain delays and disruptions and the impact they may have on the Company’s business and results, including the Company’s ability to deliver products and services to its customers on a timely basis; risks relating to inflation, including the current inflationary trend, and the impact of inflation on the Company’s costs and its ability to increase the price of its products and services to offset such costs, and on the market for the Company’s products and services; risks related to labor shortages and increases in the costs of labor, and the impact thereof on the Company, including its ability to deliver or service products or otherwise meet customers’ expectations; risks relating to the COVID-19 pandemic and the impact thereof on the Company and its business, financial condition, liquidity and results and on the Company’s suppliers and customers, including risks related to potential audits of the loans received by the Company and certain of its subsidiaries under the Payroll Protection Program notwithstanding the previous forgiveness of the loans, and risks associated with vaccine mandates, including the potential loss of employees, fines for noncompliance and loss of, or future inability to secure, certain contracts, including with the federal government; risks associated with international relations and international hostilities, including actions of foreign governments and the impact thereof on economic conditions, including supply chain constraints and inflationary trends; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s ”buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic transactions, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expand to the extent anticipated, or at all; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from delays in installation or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, expenses associated with the Company’s implementation of its ERP system, and other investments, initiatives and expenses, may not result in the benefits anticipated; and other economic, competitive, governmental, technological and other risks and factors discussed elsewhere in this Report, including, without limitation, in the “Risk Factors” section hereof, and in the Company’s other periodic filings with the Securities and Exchange Commission (the “SEC”). Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update, revise or supplement any forward-looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

Prior to the completion of the Company’s first acquisition pursuant to its “buy-and-build” growth strategy in October 2016, the Company’s operations related to the activities described above consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. Beginning in 2015, the Company implemented a “buy-and-build” growth strategy which includes (i) the consideration and pursuit of acquisitions and other strategic transactions which management believes may complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company and (ii) the implementation of a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in additional sales and service personnel, new product lines, enhanced service operations and capabilities, new and improved facilities, and advanced technologies. See “Buy-and-Build Growth Strategy” below for additional information regarding the Company’s “buy-and-build” growth strategy, including information regarding certain acquisitions consummated by the Company since its implementation of the “buy-and-build” growth strategy.

The Company seeks to maintain a culture designed to reward performance through a variety of performance-based pay, commission programs, cash incentives, and stock-based equity programs. Stock-based plans include a voluntary employee stock purchase plan and equity compensation plans under which restricted stock and other equity awards may be granted. The Company’s equity compensation plans are designed to promote long-term performance, as well as to create long-term employee retention and continuity of leadership, and align the interests of management and employees with the long-term success of the Company. The Company believes that its restricted stock program promotes this culture and long-term performance because restricted stock grants generally provide for long-term vesting, including in certain cases entirely at the end of the recipient’s career (age 62 or later).

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

The commercial and industrial laundry equipment distributed by the Company includes washroom, finishing, material handling, and mechanical equipment such as washers and dryers, tunnel systems and vended machines, many of which are designed to reduce utility and water consumption. Finishing equipment distributed by the Company includes sheet feeders, flatwork ironers, automatic sheet folders, and stackers. Material handling equipment distributed by the Company includes conveyor and rail systems. Mechanical equipment distributed by the Company includes boilers, hot water/steam systems, power generation products, water purification, reuse and recycling systems and air compressors. Boiler products distributed by the Company include high efficiency, low emission steam boilers, steam systems and hot water systems that are used in the laundry and dry cleaning industry for temperature control, heating, pressing and de-wrinkling, and in the healthcare industry, food and beverage industry, and other industrial markets, for sterilization, product sealing and other purposes. The Company also sells replacement parts and accessories for the products it distributes.

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

The Company’s acquisitions under its “buy-and-build” growth strategy since its implementation in 2015 include, without limitation, those described below. The acquired companies generally distribute commercial, industrial, and vended laundry products and provide installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry.

•	On October 10, 2016, the Company purchased substantially all of the assets of Western State Design, LLC, a California-based company, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock.
•	On October 31, 2017, the Company purchased substantially all of the assets of Tri-State Technical Services, Inc., a Georgia-based company, for a purchase price consisting of approximately $7.95 million in cash and 338,115 shares of the Company’s common stock.
•	On February 9, 2018, the Company purchased substantially all of the assets of Dallas-based companies, Zuf Acquisitions I LLC (d/b/a/ AAdvantage Laundry Systems) and Sky-Rent LP, for total consideration of approximately $20.4 million, consisting of approximately $8.1 million in cash and 348,360 shares of the Company’s common stock.
•	On September 12, 2018, the Company purchased substantially all of the assets of Scott Equipment, Inc., a Houston-based company, for approximately $6.5 million in cash and 209,678 shares of the Company’s common stock.
•	On February 5, 2019, the Company acquired PAC Industries Inc. (“PAC”), a Pennsylvania-based company, for approximately $6.4 million in cash and 179,847 shares of the Company’s common stock.
•	On November 3, 2020, the Company acquired Yankee Equipment Systems, LLC (“YES”), a New Hampshire-based company, for approximately $4.6 million in cash and 278,385 shares of the Company’s common stock.
•	On February 7, 2022, the Company acquired Consolidated Laundry Equipment, Inc. and Central Equipment Company, LLC (collectively “CLK”), a North Carolina-based company, for approximately $3.3 million in cash, net of cash acquired, and 179,087 shares of the Company’s common stock.

•	On June 1, 2022, the Company acquired Clean Designs, Inc. and Clean Route, LLC (collectively “CDL”), a Colorado-based company, for approximately $5.4 million in cash.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Report and Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the acquisitions of YES, CLK and CDL as well as other acquisitions consummated by the Company during fiscal 2021 and fiscal 2022.

Acquisitions are generally effected by the Company through a separate wholly-owned subsidiary formed for the purpose of effecting the transaction, whether by an asset purchase or merger, and operating the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements.

Customers and Markets

The Company’s customer base consists of approximately 60,000 customers located primarily in the United States, Canada, the Caribbean, and Latin America. No single customer accounted for more than 10% of the Company’s revenues for fiscal 2022 or fiscal 2021.

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

Sales, Marketing and Customer Support

The Company employs sales personnel to market its products in the United States, Canada, the Caribbean, and Latin America. The Company has exclusive and nonexclusive distribution rights to market its products. Orders for equipment and replacement parts and accessories are generally obtained by telephone, e-mail and fax inquiries originated by the customer or by the Company, from existing customer relationships and from newly formed customer relationships. The Company supports its sales, rental and leasing activities through its websites and by advertising in trade publications, participating in trade shows and engaging in regional promotions and incentive programs.

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

Foreign Sales

Substantially all of the Company’s revenues from foreign activities relate to the sale of commercial and industrial laundry and dry cleaning equipment and boilers to customers in Canada, the Caribbean, and Latin America.

All of the Company’s foreign sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Sources of Supply

The Company purchases commercial and industrial laundry products, dry cleaning machines, boilers and other products for distribution from a number of manufacturers and suppliers. The major manufacturers of the products sold by the Company are American Dryer Corporation, Chicago Dryer Company, Cleaver Brooks Inc., Continental Girbau, Inc., Dexter Laundry, Inc., FMB Group, Fulton Thermal Corp., Kannegiesser ETECH, Maytag Corporation, Pellerin Milnor Corporation, Unipress Corporation and Whirlpool Corporation. Purchases from three manufacturers accounted for a total of approximately 56% and 62% of the Company’s product purchases for fiscal 2022 and fiscal 2021, respectively. No other manufacturers accounted for more than 10% of product purchases during fiscal 2022 or fiscal 2021. The Company believes that it has good working relationships with its current manufacturers and suppliers. The Company has contracts with several of the manufacturers and suppliers of the products which the Company sells and has established, long-standing relationships with most of its manufacturers and suppliers. The Company believes that such relationships provide the Company with certain competitive advantages, including exclusivity for certain products in certain areas and, in certain cases, favorable prices and terms. While the Company has generally not experienced difficulty in purchasing products it distributes, recent supply chain constraints have resulted in extended inventory lead times and resulting delays in fulfilling certain order, as well as increases in product costs.

In connection with certain business acquisitions, the business relationship between the acquired business and its principal supplier ceased. As a result, the businesses distributed other brands from one or more of the Company’s other suppliers. The Company does not believe that any such brand switches have had a material adverse impact on the Company as a whole. However, there is no assurance that the Company or any of its acquired businesses will maintain its relationships with any of its suppliers, and the loss of certain of these relationships, including the loss of a relationship with a principal supplier and any inability to successfully mitigate the effect of the loss of such supplier, could adversely affect the

Company’s business and results. See also “The Company’s business and results may be adversely affected if the Company does not maintain its relationships with its significant suppliers or customers” under “Item 1A. Risk Factors” below.

Due to special options and features on most of the larger and more expensive equipment ordered by customers, in most instances, the Company purchases the equipment distributed by it after its receipt of orders from its customers. However, from time to time, including in fiscal 2022 and 2021, the Company purchased inventory in advance to take advantage of favorable pricing at the time or for other purposes, including to support the Company’s sales growth initiatives in new distribution territories and in support of growth initiatives related to the establishment of new manufacturer and supplier distribution relationships, and more recently to acquire inventory in light of supply chain constraints. The Company also maintains an inventory of more standardized and smaller-sized equipment that often requires more rapid delivery to meet customer needs.

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

Human Capital Resources

As of August 1, 2022, the Company had 640 full and part-time employees. All of the Company’s employees are based in the United States. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

The Company believes that, in order to compete and succeed in the highly competitive and fragmented commercial and industrial laundry industry, it is crucial to continue to attract and retain experienced employees. The Company strives to create a workplace that is diverse, innovative, and safe for its employees. The Company seeks to attract highly qualified and diverse talent and to provide its employees with growth opportunities, competitive compensation and benefits, and a variety of training and development programs.

As described above, the Company seeks to maintain a culture designed to reward performance through a variety of performance-based pay, commission programs, cash incentives, and stock-based equity programs. Stock-based plans include a voluntary employee stock purchase plan and equity compensation plans under which restricted stock and other equity awards may be granted. The Company’s equity compensation plans are designed to promote long-term performance, as well as to create long-term employee retention and continuity of leadership, and align the interests of management and employees with the long-term success of the Company. The Company believes that its restricted stock program promotes this culture and long-term performance because restricted stock grants generally provide for long-term vesting, including in certain cases entirely at the end of the recipient’s career (age 62 or later).

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

The COVID-19 pandemic has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. In response to the economic and business disruption during 2020, the Company took actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. Factors arising from the COVID-19 pandemic that have impacted, or may in the future negatively impact, the Company’s business and results, including sales and gross margin, include, but are not limited to: supply chain disruptions, which resulted in, and may continue to result in, delays in delivering products or services to the Company’s customers as well as increases in product costs; labor shortages and increases in the costs of labor; limitations on the ability of the Company’s employees to perform their work due to sickness or other impacts caused by the pandemic or local, state, federal or foreign orders that may restrict the Company’s operations or the operations of its customers, or require that employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; risks associated with vaccine mandates, including the potential loss of employees, fines for noncompliance and loss of, or future inability to secure, certain contracts, including with the federal government; adverse impacts of the pandemic on certain industries and customers of the Company which operate in those industries, including the hospitality industry; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services, and pay for purchases on a timely basis or at all. Further, the Company may continue to experience adverse impacts to its business as a result of, among other things, any adverse impact that has occurred or may occur in the future in the economy or markets generally, and changes in customer or supplier behavior, in each case, in connection with the pandemic.

During May 2020, the Company and certain of its subsidiaries received a total of twelve loans (the “PPP Loans”) totaling approximately $6.9 million in principal amount from Fifth Third Bank, N.A. (the “Lender”) under the Paycheck Protection Program (the “PPP”) established under the CARES Act. The proceeds of the PPP Loans were used primarily for payroll costs. During the fiscal 2021, the Company was notified by the Lender that all twelve of the PPP Loans were fully forgiven. The Company recognized a gain of $7.0 million during fiscal 2021 in connection with the forgiveness of the PPP Loans and the related accrued interest. Notwithstanding the forgiveness of the loans, the Small Business Administration (the “SBA”) reserves the right to audit the PPP Loans. Any such audit may require significant management attention and the incurrence of significant costs, and an adverse determination could have a material adverse impact on the Company’s results and financial condition.

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

In addition, acquisitions may result in dilutive issuances of the Company’s equity securities and the incurrence of debt. See “Risks Related to the Company’s Indebtedness - The Company’s indebtedness may impact its financial condition and results of operations, and the terms of the Company’s indebtedness may place restrictions on the Company” below. Acquisitions may also result in contingent liabilities, or amortization expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could adversely impact the Company’s financial condition or results. Further, there are risks related to the accounting for acquisitions, including that preliminary valuations are subject to change and any such change may impact the Company’s results.

Growth of the Company’s business through acquisitions or otherwise may place significant demands on management, as well as on the Company’s accounting, financial, information and other systems and on the Company’s business.  Further, management may not be able to manage the Company’s growth effectively or successfully, and the Company’s financial, accounting, information and other systems may not be able to successfully accommodate the Company’s growth. In addition, the Company’s accounting and other professional expenses associated with being a public company have increased as a result of the Company’s growth, and such expenses may continue to increase in the future.

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

The Company obtains its products from third-party suppliers. Although purchasing volume can provide benefits when dealing with suppliers, suppliers may not be able to provide the products and supplies that the Company needs in the quantities and at the prices requested, including due to conditions outside of the supplier’s control. The Company is also subject to delays caused by interruptions in production and increases in product costs based on conditions outside of the Company’s control. These conditions include shortages of qualified labor for suppliers, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, weather conditions transportation interruptions, unavailability of fuel or increases in fuel costs, product recalls, competitive demands, civil insurrection or social unrest, terrorist attacks, natural disasters, epidemics, pandemics (such as the COVID-19 pandemic) or other disease outbreaks or other catastrophic events. Many of these conditions are outside of the Company’s control and could also impair the Company’s ability to provide its products and services to its customers or increase the cost of doing so. The current operating environment is constantly shifting in response to the COVID-19 pandemic, placing significant pressure on the supply chain. In many instances, customer demand is outpacing available supply, which has resulted in, and may continue to result in, delays in delivering products or services to the Company’s customers, as well as increases in product costs. The inability to obtain adequate supplies of products and/or to timely provide products and services and fulfill the Company’s other obligations to its customers, whether as a result of any of the foregoing factors or otherwise, could have an adverse effect on the Company’s business, results of operations and financial condition, including, without limitation, if the Company’s customers turn to other distributors.

In addition to the foregoing, delays in construction of customers’ facilities, whether due to supply or labor shortages or any other factors, have resulted, and may continue to result in, delays in the Company’s fulfillment of orders to such facilities, which may adversely impact the Company’s operating results and financial condition.

Labor Shortages and Increases in Labor Costs May Have a Material Adverse Impact on the Company’s Business and Results of Operations.

As a result of ongoing labor market disruptions due to the COVID-19 pandemic or otherwise, the Company may be unable to continue to attract and retain qualified personnel. In addition, increases in labor costs have resulted in, and may continue to result in, increases in the Company’s operating expenses. If labor market disruptions and/or labor cost increases continue, the Company’s sales or service team could be short staffed and would be more costly to retain, and the Company’s ability to meet its customers’ demands or expectations could be adversely impacted, any of which could materially adversely affect the Company’s business and results of operations.

The Company’s business and results may be adversely affected if the Company does not maintain its relationships with its significant suppliers or customers.

While the Company purchases the products it distributes from a number of manufacturers and suppliers, purchases from three manufacturers accounted for a total of approximately 56% and 62% of the Company’s product purchases for fiscal 2022 and fiscal 2021, respectively. The Company believes it has good working relationships with the manufacturers or suppliers from which the Company purchases its products. However, if such relationships deteriorate or the Company is unable to maintain such relationships, including with any of its or its acquired businesses’ principal manufacturers or suppliers, the Company’s business and results could be materially and adversely impacted. In addition, efforts of the Company and its acquired businesses to mitigate any loss, including brand shifts, may not be successful. Further, the Company does not have contracts with all of its manufacturers, and certain contracts the Company does have are short term agreements and can be terminated on short notice. In addition, suppliers may not comply with the terms of any agreements or may choose to terminate such agreements, allow such agreements to expire without renewal, or seek to revise the agreements on terms which are less favorable to the Company than the prevailing terms, any of which could materially and adversely impact the Company’s business and results.

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

The commercial and industrial laundry distribution and service business is highly competitive and fragmented, with over 500 full-line or partial-line equipment distributors and service providers in the United States. The Company’s management believes that no single competitor of the Company has a major share of the market, substantially all competitors are independently owned, and, with the exception of several regional distributors, distributors operate primarily in local markets. In the United States, the Company’s primary competition is from a number of independently owned distributors and certain manufacturers which own distribution businesses operating in North America. In foreign markets, the Company also competes with independently owned distributors and manufacturer-owned distribution businesses. Certain of the Company’s competitors may have greater financial and other resources than the Company. In addition, some of the Company’s competitors may have less indebtedness than the Company, and therefore may have more cash and working capital available for business purposes other than debt service. The Company’s results and financial condition would be materially and adversely impacted if the Company is unable to compete effectively. Further, the Company may not be able to adjust efficiently or effectively or otherwise operate profitably if the competitive environment changes.

The Company also competes for qualified employees and, in light of labor market disruptions, such competition has been more intense and led to increases in the costs of labor.

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

The Company’s revenues from foreign sales relate principally to the Company’s sales of commercial and industrial laundry and dry cleaning equipment and boilers to Canada, the Caribbean, and Latin America. All of the Company’s foreign sales require the customer to make payment in United States dollars. Foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which customers and competitors are located, as well as the strength of the economies of the countries in which the Company’s customers are located.

Further, conducting an international business inherently involves a number of difficulties, risks and uncertainties, such as:

•	export and trade restrictions;
•	inconsistent and changing regulatory requirements;
•	tariffs and other trade barriers;
•	cultural issues;
•	problems in collecting accounts receivable;
•	political instability and international hostilities;
•	local economic downturns; and
•	potentially adverse tax consequences.

Any of the above factors may materially and adversely affect the Company’s business, prospects, operating results or financial condition.

Damages to or disruptions at the Company’s facilities or the facilities of a supplier could adversely impact the Company’s business, operating results and financial condition.

Although the Company has certain limited protection afforded by insurance, the Company’s business, earnings and financial condition could be materially adversely affected if it suffers damages to, or disruptions at, its facilities. Without limiting the generality of the foregoing, the Company’s facilities in Florida, Georgia, North Carolina, Texas and the Northeast United States are subject to hurricane casualty and flood risk and its facilities in California are subject to earthquake casualty risk. In addition, as described above, damages to the facility of a supplier, whether due to, fire, natural disaster or other events, would adversely impact the Company’s ability to obtain products from that supplier when expected or at all and, accordingly, may result in delays in the delivery of the Company’s products or the provision of its services and adversely impact the Company’s business, operating results and financial condition.

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

The Company may also be subject to insured losses relating to breaches of its information technology systems. See also “Failure to maintain the integrity of internal or customer data could result in faulty business decisions or operational inefficiencies, damage the Company’s reputation and/or subject the Company to costs, fines or lawsuits” below.

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

The Company could be negatively affected by cyber or other security threats or other disruptions.

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

On November 2, 2018, the Company entered into a syndicated credit agreement (the “Credit Agreement”) for a five-year revolving credit facility in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million. On May 6, 2022, the Company entered into an amendment to the Credit Agreement which, among other things, (i) in connection with the phasing out of LIBOR, replaced LIBOR with the Bloomberg Short-Term Bank Yield Index rate (the “BSBY rate”), and (ii) extended the maturity date from November 2, 2023 to May 6, 2027. The Company had $28.0 million outstanding under the Credit Agreement as of June 30, 2022.

Borrowings (other than swingline loans) under the Credit Agreement bear interest at a rate, at the Company’s election at the time of borrowing, equal to (a) the BSBY rate plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. Swingline loans bear interest calculated at the Base Rate plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. A significant increase in interest rates could materially impact the cost of the Company’s indebtedness under the Credit Agreement and any other floating rate debt that the Company may incur in the future.

The Credit Agreement contains covenants applicable to the Company, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios, as well as other covenants which may place restrictions on, among other things, liens, investments, indebtedness, fundamental changes, acquisitions, dispositions of property, making specified restricted payments (including cash dividends and stock repurchases that would result in the Company exceeding an agreed to Consolidated Leverage Ratio), and transactions with affiliates.

The Company may incur additional debt financing as determined to be appropriate by management, including in connection with the financing of acquisitions or otherwise, which would increase the Company’s vulnerability to the risk factors described above related to its level of indebtedness and may place restrictions on the Company similar or in addition to those contained in the Credit Agreement. There is no assurance that the Company will receive any financing which the Company may seek to obtain in the future on acceptable terms or at all, including in the event additional funds are necessary to consummate an acquisition or support the Company’s business operations.

Risks Related to Ownership of the Company’s Common Stock

The Company’s management may be deemed to control the Company.

The Company’s management, including Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, and the Company’s Board of Directors through stockholders agreement granting it the right to direct the voting of certain shares, may be deemed to control the Company as a result of their collective voting power over shares representing approximately 64.5% of the issued and outstanding shares of the Company’s common stock as of June 30, 2022. Under the Company’s Bylaws, the election of directors requires a plurality vote and all other matters put to a vote of the Company’s stockholders require the affirmative vote of a majority of the shares of the Company’s common stock represented at a meeting, in person or by proxy, and entitled to vote on the matter unless a greater percentage is required by applicable law. Consequently, other than in very limited circumstances where a greater vote is required by applicable law, Mr. Nahmad and the other members of the Company’s management, without the consent or vote of any other stockholders of the Company, have the voting power to elect directors and approve other actions that require stockholder approval. The interests of the Company’s management may conflict with the interests of the Company’s other stockholders and also could have the effect of delaying or preventing a change in control or changes in management and/or adversely impact the market price of the Company’s common stock or the ability of the Company’s other stockholders to receive a premium for their shares in connection with any sale of the Company.

Further, as a result of management’s controlling voting position with respect to the Company’s common stock, the Company is a “controlled company” within the meaning of the listing standards of the NYSE American, on which the Company’s common stock is listed. As a “controlled company,” the Company is not required under the listing standards of the NYSE American to comply with certain corporate governance requirements set forth therein, including:

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

As permitted by Delaware law, the Company’s Board of Directors is authorized under the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to approve the issuance by the Company of up to 200,000 shares of preferred stock, and to designate the relative rights, preferences and limitations of any preferred stock so issued, in each case, without any further action on the part of the Company’s stockholders. Currently, no shares of preferred stock are outstanding. In the event that the Company issues preferred stock in the future that has preference over the Company’s common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up of the Company, the rights of holders of shares of the Company’s common stock may be adversely affected. In addition, the Company is authorized under its Certificate of Incorporation to issue up to 20,000,000 shares of common stock. There are currently approximately 13.5 million shares of common stock outstanding. Subject to applicable law and the rules and regulations of the NYSE American, the Company’s Board of Directors (or a committee thereof, in the case of shares issued under the Company’s equity-based compensation plan) has the power to approve the issuance of any authorized but unissued shares of the Company’s common stock, and any such issuances, including, without limitation, those under the Company’s equity-based compensation plan or pursuant to any acquisitions consummated by the Company or in connection with the financing thereof, would result in dilution to the Company’s stockholders. These provisions of the Certificate of Incorporation could also delay, defer or prevent a change in control of the Company or its management, and could limit the price that investors are willing to pay in the future for shares of the Company’s common stock.

General Risks

The Company is subject to risks relating to evaluations of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

The Company has incurred, and expects to continue to incur, a substantial amount of management time and resources to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In this Report, the Company’s management has provided an assessment as to the effectiveness of the Company’s internal control over financial reporting. In addition, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, management’s assessment of the effectiveness of the Company’s internal control over financial reporting is subject to attestation by the Company’s independent registered public accounting firm. This Report includes such attestation. However, there is no assurance that the Company will continue to timely comply with such requirements nor can there be assurance that significant deficiencies and/or material weaknesses will not be identified by management or the Company’s independent registered public accounting firm (or, if identified, remedied in a timely fashion or at all), any of which may adversely affect the market price of the Company’s common stock. In addition, the Company’s compliance efforts will continue to require significant expenditures and devotion of management time, and may divert management’s attention from the Company’s operations. In addition, while businesses acquired during the fiscal year covered by the applicable Annual Report on Form 10-K are permitted to be excluded from the scope of management’s report on internal control over financial reporting and the related auditor attestation for such Annual Report on Form 10-K (as is the case with the exclusion of the businesses acquired by the Company in fiscal 2022 from the scope of management’s report on internal control over financial reporting and the related auditor attestation for this Report), the Company will face challenges and be required to incur expenses in connection with, and devote significant management time to, the internal control over financial reporting of acquired businesses. . There is no assurance that any issues, deficiencies, significant deficiencies or material weaknesses in internal controls identified at acquired businesses will be remedied in a timely or cost-efficient manner or at all.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal executive offices are located in Miami, Florida. The Company’s principal properties include warehousing and distribution facilities and administrative office space, all of which are leased (generally for terms of three to ten years).

At June 30, 2022, the Company had 30 warehousing and distribution facilities and administrative facilities located across 18 U.S. states. Senior management and support staff are located at the Company’s principal executive offices and other administrative offices mostly adjacent to the Company’s warehousing and distribution facilities. The facilities have an aggregate of approximately 365,000 square feet of space. The Company believes that its facilities are sufficient to meet the Company’s present operating needs.

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

As of September 1, 2022, there were approximately 215 holders of record of the Company’s common stock.

The Company did not pay any dividends on its common stock during the fiscal years ended June 30, 2022 or 2021. The declaration and payment of cash dividends with respect to the Company’s common stock is determined by the Company’s Board of Directors based on the Company’s financial condition and liquidity needs and other factors deemed relevant by the Company’s Board of Directors, and may be subject to restrictions contained in the Company’s debt instruments. As described elsewhere in this Report, including under “Liquidity and Capital Resources” in Item 7 of this Report, the Company’s Credit Agreement contains certain covenants which may, among other things, restrict the Company’s ability to pay dividends, and any future facilities may contain similar or more stringent requirements. The Company’s management does not believe that the covenants contained in the Credit Agreement currently materially limit the Company’s ability to pay dividends or are reasonably likely to materially limit the Company’s ability to pay dividends in the future. There is no assurance that the Company will pay dividends on its common stock in the future.

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

During the quarter ended June 30, 2022, the Company did not repurchase any shares of its common stock.

Item 6. [Reserved].

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

Prior to the completion of the Company’s first acquisition pursuant to its “buy-and-build” growth strategy in October 2016, the Company’s operations related to the activities described above consisted solely of the business and operations of Steiner-Atlantic Corp. (“Steiner-Atlantic”), a wholly-owned subsidiary of the Company. Beginning in 2015, the Company implemented a “buy-and-build” growth strategy which includes (i) the consideration and pursuit of acquisitions and other strategic transactions which management believes may complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company and (ii) the implementation of a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in additional sales and service personnel, new product lines, enhanced service operations and capabilities, new and improved facilities, and advanced technologies. See “Buy-and-Build Growth Strategy” below for additional information regarding the Company’s “buy-and-build” growth strategy, including information regarding certain acquisitions consummated by the Company since its implementation of the “buy-and-build” growth strategy.

The Company reports its results of operations through a single reportable segment.

Total revenues for the fiscal year ended June 30, 2022 (“fiscal 2022”) increased by 10% compared to the fiscal year ended June 30, 2021 (“fiscal 2021”). The increase in revenues during fiscal 2022 is attributable to increases in revenues at certain of the Company’s legacy businesses due to improved conditions in connection with the recovery from the COVID-19 pandemic, the completion during fiscal 2022 of projects previously delayed by the COVID-19 pandemic, price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating costs, and revenues generated by businesses acquired by the Company during fiscal 2022, primarily Consolidated Laundry Equipment, Inc. and Central Equipment Company, LLC (collectively “CLK”), which was acquired during February 2022. The increase in revenues was also attributable to the revenues of businesses acquired by the Company during fiscal 2021 whose results were consolidated in the Company’s financial statements for all of fiscal 2022 as compared to just the period of fiscal 2021 from the respective closing date of the acquisition through the end of fiscal 2021, including primarily Yankee Equipment Systems, Inc. (“YES”), which was acquired during November 2020.

Net income for fiscal 2022 decreased by 51% from fiscal 2021. While the Company experienced an increase in the Company’s revenues (as described above) and an increase in the gross margin realized on the Company’s sales during fiscal 2022, there was an overall decrease to net income that was primarily attributable to the approximately $7.0 million one-time gain recognized in fiscal 2021 in connection with the forgiveness of the loans (the “PPP Loans”) previously obtained by the Company and certain of its subsidiaries under the Paycheck Protection Program (the “PPP”) (as described in further detail below under “Impact of COVID-19 on the Company’s Business). Additionally, the decrease to net income is due in part to an increase in operating expenses.

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

Impact of COVID-19 on the Company’s Business

The COVID-19 pandemic has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. In response to the economic and business disruption during 2020, the Company took actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. Factors arising from the COVID-19 pandemic that have impacted, or may in the future negatively impact, the Company’s business and results, including sales and gross margin, include, but are not limited to: supply chain disruptions, which resulted in, and may continue to result in, delays in delivering products or services to the Company’s customers as well as increases in product costs; labor shortages and increases in labor costs; limitations on the ability of the Company’s employees to perform their work due to sickness or other impacts caused by the pandemic or local, state, federal or foreign orders that may restrict the Company’s operations or the operations of its customers, or require that employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; risks associated with vaccine mandates, including the potential loss of employees, fines for noncompliance and loss of, or future inability to secure, certain contracts, including with the federal government; adverse impacts of the pandemic on certain industries and customers of the Company which operate in those industries, including the hospitality industry; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services, and pay for purchases on a timely basis or at all. Further, the Company may continue to experience adverse impacts to its business as a result of, among other things, any adverse impact that has occurred or may occur in the future in the economy or markets generally, and changes in customer or supplier behavior, in each case, in connection with the pandemic.

As a precautionary measure in order to increase its cash position and preserve financial flexibility in light of the uncertainties resulting from the COVID-19 pandemic, during May 2020, the Company and certain of its subsidiaries received a total of twelve PPP Loans in the aggregate principal amount of approximately $6.9 million. During fiscal 2021, the Company was notified by Fifth Third Bank, N.A., the lender with respect to the PPP Loans, that all twelve of the PPP Loans were fully forgiven. The Company recognized a gain of $7.0 million during fiscal 2021 in connection with the forgiveness of the PPP Loans and the related accrued interest. Additionally, in connection with its acquisition of YES during November 2020, the Company, indirectly through its wholly-owned subsidiary, assumed the approximately $916,000 loan previously received by YES under the PPP. During fiscal 2021, the loan to YES under the PPP was forgiven. The Company did not recognize any gain on extinguishment of this debt, as the seller of YES had agreed to indemnify the Company with respect to any portion of this loan which was not forgiven.

Buy-and Build Growth Strategy

The Company’s acquisitions under its “buy-and-build” growth strategy described above since its implementation in 2015 include, without limitation, those set forth below. The acquired companies generally distribute commercial, industrial, and vended laundry products and provide installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry.

•	On October 10, 2016, the Company purchased substantially all of the assets of Western State Design, LLC, a California-based company, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock.
•	On October 31, 2017, the Company purchased substantially all of the assets of Tri-State Technical Services, Inc., a Georgia-based company, for a purchase price consisting of approximately $7.95 million in cash and 338,115 shares of the Company’s common stock.
•	On February 9, 2018, the Company purchased substantially all of the assets of Dallas-based companies, Zuf Acquisitions I LLC (d/b/a/ AAdvantage Laundry Systems) and Sky-Rent LP, for total consideration of approximately $20.4 million, consisting of approximately $8.1 million in cash and 348,360 shares of the Company’s common stock.
•	On September 12, 2018, the Company purchased substantially all of the assets of Scott Equipment, Inc., a Houston-based company, for approximately $6.5 million in cash and 209,678 shares of the Company’s common stock.
•	On February 5, 2019, the Company acquired PAC Industries Inc. (“PAC”), a Pennsylvania-based company, for approximately $6.4 million in cash and 179,847 shares of the Company’s common stock.
•	On November 3, 2020, the Company acquired (the “YES Acquisition”) Yankee Equipment Systems, LLC (“YES”), a New Hampshire-based company, for approximately $4.5 million in cash and 278,385 shares of the Company’s common stock.
•	On February 7, 2022, the Company acquired (the “CLK Acquisition”) Consolidated Laundry Equipment, Inc. and Central Equipment Company, LLC (collectively “CLK”), a North Carolina-based company, for approximately $3.3 million in cash, net of cash acquired, and 179,087 shares of the Company’s common stock.
•	On June 1, 2022, the Company acquired (the “CDL Acquisition”) Clean Designs, Inc. and Clean Route, LLC (collectively “CDL”), a Colorado-based company, for approximately $5.4 million in cash.

In addition to the YES Acquisition, during fiscal 2021, the Company acquired (the “ELS Acquisition”) Massachusetts-based Baystate Business Ventures d/b/a Eastern Laundry Systems (“ELS”). The acquisition was completed by the Company, indirectly through a wholly-owned subsidiary, which purchased substantially all of the assets and assumed certain of the liabilities of ELS. The total consideration for the transaction consisted of $400,000 in cash, net of $57,000 of cash acquired, and the issuance of 10,726 shares of the Company’s common stock. Based on the Company’s preliminary analysis of working capital and valuation-related items, the Company recognized a bargain purchase gain of $314,000 in connection with the ELS Acquisition during fiscal 2021.

In addition to the CLK Acquisition and CDL Acquisition, during fiscal 2022, the Company acquired (the “LSS Acquisition”) Mississippi-based LS Acquisition, LLC d/b/a Laundry South Systems and Repair (“LSS”), and the Company also acquired (the “SPR Acquisition”) Spynr, Inc. (“SPR”), a Delaware-based digital marketing and technology company which provides digital marketing services to customers and vendors within the commercial, industrial and vended laundry industries. The total consideration for the transactions consisted of $3.2 million in cash and the issuance of 34,391 shares of the Company’s common stock. The purchase price allocations are considered preliminary, as the Company is still assessing certain working capital and valuation-related items.

See Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the acquisitions completed by the Company during fiscal 2022 and fiscal 2021.

Acquisitions are generally effected by the Company through a separate wholly-owned subsidiary formed by the Company for the purpose of effecting the transaction, whether by an asset purchase or merger, and operating the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements.

Consolidated Financial Condition

The Company’s total assets increased from $177.9 million at June 30, 2021 to $230.8 million at June 30, 2022. The increase in total assets was primarily attributable to an increase in current assets, as described below under “Liquidity and Capital Resources,” and from the assets of the businesses acquired by the Company during fiscal 2022 as described above. The Company’s total liabilities increased from $71.1 million at June 30, 2021 to $113.1 million at June 30, 2022, primarily due to increases in accounts payable and accrued expenses, customer deposits and long-term debt, partially offset by a decrease in contract liabilities. The increase in long-term debt was attributable to borrowings under the Company’s credit facility in excess of optional repayments. The changes in current liabilities, including the increases in accounts payable and accrued expenses and customer deposits and decrease in contract liabilities, are described under “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

The Company had approximately $4.0 million of cash at June 30, 2022 compared to $6.1 million of cash at June 30, 2021. The decrease in cash was primarily due to cash used for optional debt repayments under the Company’s credit facility, capital expenditures, and cash used to fund the cash consideration paid in connection with the Company’s business acquisitions during fiscal 2022, partially offset by earnings from operations and proceeds from changes in operating assets and liabilities. The Company’s primary sources of cash are sales and borrowings under its credit facility. The Company’s primary uses of cash are purchases of the products sold by the Company, employee related costs, and the cash consideration paid in connection with business acquisitions.

The following table summarizes the Company’s Consolidated Statements of Cash Flows (in thousands):

	Fiscal Years Ended June 30,
Net cash provided (used) by:	2022	2021
Operating activities	$(1,898)	$13,694
Investing activities	$(15,934)	$(7,642)
Financing activities	$15,749	$(9,784)

For fiscal 2022, operating activities used cash of approximately $1.9 million compared to cash provided by operating activities of approximately $13.7 million in fiscal 2021. The $15.6 million increase in cash used by operating activities was primarily attributable to changes in working capital, including increases in cash used from operating activities from changes in operating assets such as accounts receivable and inventory and from changes in operating liabilities such as contract liabilities and accounts payable and accrued expenses, partially offset by decreases to the cash used by operating activities from changes in operating assets such as contract assets and from changes in operating liabilities such as customer deposits.

Investing activities used cash of approximately $15.9 million during fiscal 2022 compared to approximately $7.6 million in fiscal 2021. The $8.3 million increase in cash used by investing activities is due primarily to an increase in cash consideration paid in connection with acquisitions and an increase in capital expenditures.

Financing activities provided cash of approximately $15.7 million in fiscal 2022 compared to cash used by financing activities of approximately $9.8 million in fiscal 2021. The cash provided by financing activities was attributable primarily to an increase in proceeds from borrowings during fiscal 2022 in excess of optional debt payments to fund changes in working capital.

On November 2, 2018, the Company entered into a syndicated credit agreement (the “Credit Agreement”) for a five-year revolving credit facility in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million. As of June 30, 2022, $34.1 million was available to borrow under the revolving credit facility.

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

On May 6, 2022, the Company entered into an amendment to the Credit Agreement. The amendment amended the Credit Agreement to, among other things, replace LIBOR with the Bloomberg Short-Term Bank Yield Index rate (the “BSBY rate”) in connection with the phasing out of LIBOR. As a result, borrowings (other than swingline loans) under the Credit Agreement will now bear interest, at a rate based on (a) the BSBY rate plus a margin that ranges between 1.25% and 1.75% depending on the Company’s Consolidated Leverage Ratio or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest calculated at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. In addition, the amendment also extended the maturity date of the Credit Agreement from November 2, 2023 to May 6, 2027.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of June 30, 2022, the Company was in compliance with its covenants under the Credit Agreement.

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

As previously described, in addition to the PPP Loans obtained by the Company and certain of its subsidiaries during May 2020, in connection with the YES Acquisition during November 2020, the Company, indirectly through its wholly-owned subsidiary, also assumed the approximately $916,000 loan previously obtained by YES under the PPP. The terms and conditions of such PPP loan were substantially similar to those of the PPP Loans obtained by the Company and its other subsidiaries. Under the merger agreement related to the YES Acquisition, the Company was entitled to indemnification for any required repayment of the loan to YES under the PPP. During fiscal 2021, the loan to YES under the PPP was forgiven by the SBA. The Company determined that the fair value of its right to indemnification was equal to the amount forgiven by the SBA. Accordingly, the Company did not recognize any gain on the extinguishment of this debt.

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

Off-Balance Sheet Financing

As of June 30, 2022, the Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues

Revenues for fiscal 2022 increased by approximately $25.3 million (10%) from fiscal 2021. The increase in revenues during fiscal 2022 are primarily attributable to improved conditions in connection with the recovery from the COVID-19 pandemic during fiscal 2022 and the completion during fiscal 2022 of projects previously delayed by the COVID-19 pandemic. Additionally, the increase in revenues was partially attributable to price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating costs. In addition, the increase in revenues during fiscal 2022 was attributable to the revenues generated by (i) the businesses acquired by the Company during fiscal 2022, primarily CLK, which was acquired during February 2022, and (ii) businesses acquired by the Company during fiscal 2021 whose results were consolidated in the Company’s financial statements for all of fiscal 2022 as compared to just the period of fiscal 2021 from the respective closing date of the acquisition through the end of fiscal 2021, including primarily YES, the business of which was acquired during November 2020.

From time to time the Company enters into longer-term contracts to fulfill large complex laundry projects for divisions of the federal government where the nature of, and competition for, such contracts may result in a lower gross margin as compared to other equipment sales. During fiscal 2022, the Company entered into a number of such lower-margin equipment sales. The Company believes that the increase in equipment sales provides a strong foundation for the Company to further strengthen its customer relationships, including that they may in the future result in higher gross margin opportunities from the sale of parts, accessories, supplies, and technical services related to the equipment. Despite the lower gross margin from such longer-term contracts, the Company believes that the long-term benefit from the increase in its installed equipment base will outweigh the possible short-term impact to gross margin.

Cost of Sales and Operating Expenses

	Fiscal Year Ended June 30,
	2022	2021
As a percentage of revenues:
Cost of sales, net	72.4%	75.3%
As a percentage of revenues:
Selling, general and administrative expenses	25.2%	23.4%

Cost of sales, expressed as a percentage of revenues, decreased to 72.4% in fiscal 2022 from 75.3% in fiscal 2021, representing gross margins of 27.6% in fiscal 2022 and 24.7% in fiscal 2021. The decrease in cost of sales, as a percentage of revenues, and increase in gross margin were primarily attributable to favorable changes in product and customer mix. The increases are also attributable to the Company’s efforts to drive higher quality sales opportunities from promoting solution selling as a value-added distributor. Longer-term federal government contracts entered into during fiscal 2022 lowered gross margins by 30 basis points.

Selling, general and administrative expenses increased by approximately $10.7 million (19%) in fiscal 2022 compared to fiscal 2021. As a percentage of revenues, selling, general and administrative expenses increased to 25.2% in fiscal 2022 from 23.4% in fiscal 2021. The increase is primarily attributable to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in selling costs, including commissions, from increases in revenues during the period, (c) increases in operating expenses and investments at the parent company level in connection with the Company’s optimization initiatives, including expenses related to the consolidation of the Company’s operations and the modernization of the Company’s operations through the implementation of advanced technologies, including a new ERP software system, a new customer relations management system, and a completely digital sales and service operating platform, and (d) increased operating expenses in support of the Company’s “buy-and-build” growth strategy.

Interest and other expense, net increased by approximately $358,000 (112%) in fiscal 2022 compared to fiscal 2021. The increase is due primarily to the one-time $314,000 bargain purchase gain recognized in fiscal 2021 in connection with the Company’s acquisition of ELS and the recognition of interest expense in connection with the write off of previously deferred financing costs upon the previously described Credit Agreement amendment entered into during May 2022.

The Company’s effective income tax rate was 28.3% for fiscal 2022 compared to 15.2% in fiscal 2021. The increase in the effective income tax rate in fiscal 2022 reflects the net impact of permanent book-tax differences resulting primarily from the gain recognized on the forgiveness of the PPP loans during fiscal 2021, partially offset by the impact of deferred tax accounts on the effective rate.

Inflation

Inflation did not have a significant effect on the Company’s operations during either of fiscal 2022 or 2021 as despite an increased in product costs, the Company has to date been able to successfully increase the price of its products and services to offset such costs without an adverse impact on sales.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals (or former principals) of the Company or its subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $207,000 and $144,000 during fiscal 2022 and 2021, respectively.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $252,000 during each of fiscal 2022 and 2021.

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $4,000 during the initial term of this lease. AAdvantage also leases warehouse and office space from an affiliate of Mike Zuffinetti under a separate lease agreement. Monthly base rental payments under this lease are $36,000. In addition to base rent, AAdvantage is responsible under each of these leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $481,000 during each of fiscal 2022 and 2021.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $137,000 during each of fiscal 2022 and 2021.

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries, entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, former President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $184,000 and $180,000 during fiscal 2022 and 2021, respectively.

On November 3, 2020, the Company’s wholly-owned subsidiary, YES, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of YES. Monthly base rental payments total $11,000 during the initial term of the lease. In addition to base rent, YES is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $142,000 and $92,000 during fiscal 2022 and 2021, respectively.

On February 7, 2022, the Company’s wholly-owned subsidiary, CLK, entered into two lease agreements pursuant to which it leases a total of 20,300 square feet of warehouse and office space from an affiliate of William Kincaid, President of CLK. Monthly base rental payments total $20,000 during the initial term of the lease. In addition to base rent, CLK is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $80,000 during fiscal 2022.

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

Revenue Recognition

Performance Obligations and Revenue Over Time

Revenue primarily consists of revenues from the sale or leasing of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others; the sale of related replacement parts and accessories; and the provision of installation and maintenance services. The Company generates revenue primarily from the sale of equipment and parts to customers. Therefore, the majority of the Company’s contracts are short-term in nature and have a single performance obligation (to deliver products), and the Company’s performance obligation is satisfied when control of the product is transferred to the customer. Other contracts contain a combination of equipment sales and services expected to be performed in the near-term, which services are distinct and accounted for as separate performance obligations. Significant judgment may be required by management to identify the distinct performance obligations within each contract. Revenue is recognized on these contracts when control transfers to the Company’s customers via shipment of products or provision of services and the Company has the right to receive consideration for these products and services. Additionally, from time to time, the Company enters into longer-termed contracts which provide for the sale of equipment by the Company and the provision by the Company of related installation and construction services. The installation on these types of contracts is usually completed within six to twelve months. The Company recognizes a portion of its revenue over time using the cost-to-cost measure of progress, which measures a contract’s progress toward completion based on the ratio of actual contract costs incurred to date to the Company’s estimated costs at completion adjusted for uninstalled materials, as necessary.  Significant judgment may be required by management in the cost estimation process for these contracts, which is based on the knowledge and experience of the Company’s project managers, subcontractors and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s revenue recognition.  The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Total estimated costs to complete projects include various costs such as direct labor, material and subcontract costs. Changes in these estimates can have a significant impact on the revenue recognized each period. From time to time, the Company also enters into maintenance and service contracts. These longer-term contracts, maintenance and service contracts have a single performance obligation where revenue is recognized over time using the cost-to-cost measure of progress, which best depicts the continuous transfer of control of goods or services to the customer.

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

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the

Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants, which may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) the BSBY rate plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of June 30, 2022, the Company had approximately $28.0 million of outstanding borrowings under the Credit Agreement. Interest on such borrowings accrued at a weighted average rate of 2.26%. Based on the amounts outstanding at June 30, 2022, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $280,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at June 30, 2022 or 2021.

The Company’s cash is maintained in bank accounts which bear interest at prevailing interest rates. At June 30, 2022, bank deposits exceeded Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

PART II

Item 8. Financial Statements and Supplementary Data.

EVI Industries, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	37

(BDO USA, LLP; Miami, Florida; PCAOB ID #243)

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

EVI Industries, Inc.

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EVI Industries, Inc. (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 13, 2022 expressed an unqualified opinion thereon.

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

Revenue Recognition – Estimated Costs to Complete

As described in Note 2 to the consolidated financial statements, the Company recognizes a portion of its revenue over time using the cost-to-cost measure of progress, which measures a contract’s progress toward completion based on the ratio of actual contract costs incurred to date to the Company’s estimated costs at completion, adjusted for uninstalled materials, as necessary. The cost estimation process for these contracts is based on the knowledge and experience of the Company’s project managers, subcontractors and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s revenue recognition.

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
Miami, Florida
September 13, 2022

EVI Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

ASSETS
	June 30, 2022	June 30, 2021
Current assets
Cash	$3,974	$6,057
Accounts receivable, net of allowance for doubtful accounts	43,014	28,904
Inventories, net	49,359	25,129
Vendor deposits	1,728	367
Contract assets	1,519	347
Other current assets	6,018	4,419
Total current assets	105,612	65,223

Equipment and improvements, net	13,033	10,594
Operating lease assets	7,480	7,060
Intangible assets, net	26,234	23,677
Goodwill	71,039	63,881
Other assets	7,370	7,415

Total assets	$230,768	$177,850

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	June 30, 2022	June 30, 2021
Current liabilities
Accounts payable and accrued expenses	$42,026	$26,227
Accrued employee expenses	8,508	7,528
Customer deposits	21,288	10,344
Contract liabilities	507	3,232
Current portion of operating lease liabilities	2,518	2,131
Total current liabilities	74,847	49,462

Deferred income taxes, net	4,666	4,208
Long-term operating lease liabilities	5,736	5,567
Long-term debt, net	27,840	11,873

Total liabilities	113,089	71,110

Commitments and contingencies (Note 17)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; authorized shares – 20,000,000; 12,650,126 shares issued at June 30, 2022 and 12,399,137 shares issued at June 30, 2021, including shares held in treasury	316	310
Additional paid-in capital	97,544	90,501
Retained earnings	22,889	18,794
Treasury stock, 127,801 shares, at cost, at June 30, 2022 and 120,706 shares, at cost, at June 30, 2021	(3,070)	(2,865)
Total shareholders’ equity	117,679	106,740
Total liabilities and shareholders’ equity	$230,768	$177,850

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended June 30,
	2022	2021
Revenues	$267,316	$242,005
Cost of sales	193,609	182,165
Gross profit	73,707	59,840
Selling, general and administrative expenses	67,318	56,594
Operating income	6,389	3,246
Debt forgiveness	-	6,963
Interest and other (expense), net	(679)	(321)
Income before provision for income taxes	5,710	9,888
Provision for income taxes	1,615	1,504

Net income	$4,095	$8,384

Net earnings per share – basic	$0.30	$0.63

Net earnings per share – diluted	$0.29	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2020	12,029,910	$301	$79,127	95,396	$(2,012)	$10,410	$87,826

Share repurchases	-	-	-	25,310	(853)	-	(853)

Vesting of restricted shares	77,624	2	(2)	-	-	-	-

Issuances of shares under employee stock purchase plan	2,492	-	69	-	-	-	69

Issuances of shares in connection with acquisitions	289,111	7	8,870	-	-	-	8,877

Stock compensation	-	-	2,437	-	-	-	2,437

Net income	-	-	-	-	-	8,384	8,384
Balance at June 30, 2021	12,399,137	310	90,501	120,706	(2,865)	18,794	106,740

Share repurchases	-	-	-	7,095	(205)	-	(205)

Vesting of restricted shares	20,835	1	(1)	-	-	-	-

Issuances of shares under employee stock purchase plan	8,389	-	120	-	-	-	120

Issuances of shares in connection with acquisitions	213,478	5	4,326	-	-	-	4,331

Stock compensation	8,287	-	2,598	-	-	-	2,598

Net income	-	-	-	-	-	4,095	4,095
Balance at June 30, 2022	12,650,126	$316	$97,544	127,801	$(3,070)	$22,889	$117,679

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

Years ended June 30,	2022	2021

Operating activities:
Net income	$4,095	$8,384
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	5,209	4,596
Amortization of debt discount	133	55
Provision for bad debt expense	446	326
Non-cash lease expense	136	55
Stock compensation	2,598	2,437
Inventory reserve	(105)	116
(Benefit) provision for deferred income taxes	(164)	1,593
Debt forgiveness	-	(6,963)
Other	(24)	(230)
(Increase) decrease in operating assets:
Accounts receivable	(12,139)	(4,481)
Inventories	(20,396)	665
Vendor deposits	(1,191)	909
Contract assets	(1,172)	3,096
Other assets	(433)	(2,191)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	13,265	(798)
Accrued employee expenses	814	2,200
Customer deposits	9,755	1,251
Contract liabilities	(2,725)	2,674

Net cash (used) provided by operating activities	(1,898)	13,694

Investing activities:
Capital expenditures	(3,981)	(2,824)
Cash paid for acquisitions, net of cash acquired	(11,953)	(4,818)

Net cash used by investing activities	(15,934)	(7,642)
Financing activities:
Proceeds from borrowings	65,000	53,500
Debt repayments	(49,000)	(62,500)
Payment of debt issuance costs	(166)	-
Repurchases of common stock in satisfaction of employee tax withholding obligations	(205)	(853)
Issuances of common stock under employee stock purchase plan	120	69

Net cash provided (used) by financing activities	15,749	(9,784)
Net decrease in cash	(2,083)	(3,732)
Cash at beginning of year	6,057	9,789

Cash at end of year	$3,974	$6,057

Supplemental information:
Cash paid for interest	$494	$511
Cash paid for income taxes	$430	$505
Supplemental disclosure of non-cash financing activities
Common stock issued for acquisitions	$4,331	$8,877
Forgiveness of PPP Loans	$-	$6,963
Forgiveness of PPP Loan in connection with the YES acquisition	$-	$916

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. General

Nature of Business

EVI Industries, Inc., indirectly through its subsidiaries (EVI Industries, Inc. and its subsidiaries, collectively, the “Company”), is a value-added distributor, and provides advisory and technical services. Through its vast sales organization, the Company provides its customers with planning, designing, and consulting services related to their commercial laundry operations. The Company sells and/or leases its customers commercial laundry equipment, specializing in washing, drying, finishing, material handling, water heating, power generation, and water reuse applications. In support of the suite of products it offers, the Company sells related parts and accessories. Additionally, through the Company’s robust network of commercial laundry technicians, the Company provides its customers with installation, maintenance, and repair services.

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

•

On February 7, 2022, the Company acquired Consolidated Laundry Equipment, Inc. and Central Equipment Company, LLC (collectively “CLK”), a North Carolina-based company, for approximately $3.3 million in cash, net of cash acquired, and 179,087 shares of the Company’s common stock.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

•

On June 1, 2022, the Company acquired Clean Designs, Inc. and Clean Route, LLC (collectively “CDL”), a Colorado-based company, for approximately $5.4 million in cash.

See Note 3 for additional information about the acquisitions of CLK, CDL and YES and the other acquisitions consummated by the Company during the fiscal year ended June 30, 2022 (“fiscal 2022”) or the fiscal year ended June 30, 2021 (“fiscal 2021”).

The acquired companies generally distribute commercial, industrial, and vended laundry products and provide installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. Acquisitions are generally effected by the Company through a separate wholly-owned subsidiary formed by the Company for the purpose of effecting the transaction, whether by an asset purchase or merger, and operating the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumed certain of the liabilities of the acquired business.

The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has negatively impacted, and may continue to negatively impact, the Company’s business and results. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. In response to the economic and business disruption during 2020, the Company took actions to reduce costs and spending across the organization, including changes to inventory stock levels, renegotiating payment terms with suppliers, and reducing hiring activities. Factors arising from the COVID-19 pandemic that have impacted, or may in the future negatively impact, the Company’s business and results, including sales and gross margin, include, but are not limited to: supply chain disruptions, which resulted in, and may continue to result in, delays in delivering products or services to the Company’s customers as well as increases in product costs; labor shortages and increases in the costs of labor; limitations on the ability of the Company’s employees to perform their work due to sickness or other impacts caused by the pandemic or local, state, federal or foreign orders that may restrict the Company’s operations or the operations of its customers, or require that employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; risks associated with vaccine mandates, including the potential loss of employees, fines for noncompliance and loss of, or future inability to secure, certain contracts, including with the federal government; adverse impacts of the pandemic on certain industries and customers of the Company which operate in those industries, including the hospitality industry; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services and pay for purchases on a timely basis or at all. Further, the Company may continue to experience adverse impacts to its business as a result of, among other things, any adverse impact that has occurred or may occur in the future in the economy or markets generally, and changes in customer or supplier behavior, in each case, in connection with the pandemic.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As a precautionary measure in order to increase its cash position and preserve financial flexibility in light of the uncertainties resulting from the COVID-19 pandemic, during May 2020, the Company and certain of its subsidiaries received a total of twelve PPP Loans in the aggregate principal amount of approximately $6.9 million. During fiscal 2021, the Company was notified by Fifth Third Bank, N.A., the lender with respect to the PPP Loans, that all twelve of the PPP Loans were fully forgiven. See Note 14, “Debt,” for further discussion regarding the PPP Loans.

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

Performance Obligations and Revenue Over Time

Revenue primarily consists of revenues from the sale or leasing of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others; the sale of related replacement parts and accessories; and the provision of installation and maintenance services. The Company generates revenue primarily from the sale of equipment and parts to customers. Therefore, the majority of the Company’s contracts are short-term in nature and have a single performance obligation (to deliver products), which is satisfied when control of the product is transferred to the customer. Other contracts contain a combination of equipment sales with a service such as connection of the equipment, which is expected to be performed in the near-term. Such services are distinct and accounted for as separate performance obligations. Significant judgment may be required by management to identify the distinct performance obligations within each contract. Revenue is recognized on these contracts when control transfers to the Company’s customers via shipment of products or provision of services and the Company has the right to receive consideration for these products and services. Additionally, from time to time, the Company enters into longer-termed contracts which provide for the sale of equipment by the Company and the provision by the Company of related installation and construction services. The installation on these types of contracts is usually completed within six to twelve months. The Company recognizes a portion of its revenue over time using the cost-to-cost measure of progress, which measures a contract’s progress toward completion based on the ratio of actual contract costs incurred to date to the Company’s estimated costs at completion adjusted for uninstalled materials, as necessary. Significant judgment may be required by management in the cost estimation process for these contracts, which is based on the knowledge and experience of the Company’s project managers, subcontractors and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s revenue recognition. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Total estimated costs to complete projects include various costs such as direct labor, material and subcontract costs. Changes in these estimates can have a significant impact on the revenue recognized each period. From time to time, the Company also enters into maintenance contracts and ad hoc maintenance and installation service contracts. These longer-term contracts, and maintenance and service contracts have a single performance obligation where revenue is recognized over time using the cost-to-cost measure of progress, which best depicts the continuous transfer of control of goods or services to the customer.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Revenue from products transferred to customers at a point in time include commercial and vended laundry parts and equipment sales and accounted for approximately 82% of the Company’s revenue for each of the fiscal years ended June 30, 2022 and 2021. Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the Company’s customer are satisfied, which generally occurs with the transfer of control upon shipment.

The Company’s products are typically sold with a manufacturer’s warranty. Accordingly, warranty expense and product returns have not been significant.

Revenues that are recognized over time include (i) longer-termed contracts that include equipment purchased with installation and construction services, (ii) maintenance contracts, and (iii) service contracts. Revenue from products and services that are recognized over time accounted for approximately 18% of the Company’s revenue for each of the fiscal years ended June 30, 2022 and 2021.

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

Costs, estimated earnings and billings on longer-term contracts when the cost-to-cost method of revenue recognition is utilized as of June 30, 2022 and 2021 consisted of the following (in thousands):

June 30,	2022	2021

Costs incurred on uncompleted contracts	$6,143	$26,833
Estimated earnings	652	3,697
Less: billings to date	(7,270)	(33,615)
Retainage	1,487	200
Ending balance	$1,012	$(2,885)

These amounts are included in the Company’s consolidated balance sheets under the following captions (in thousands):

June 30,	2022	2021
Contract assets	$1,519	$347
Contract liabilities	(507)	(3,232)
Ending balance	$1,012	$(2,885)

Contract liabilities are generally associated with contracts with durations of less than one year. Accordingly, such amounts are expected to be realized during the subsequent year. During the year ended June 30, 2022, substantially all of the contract liabilities outstanding as of June 30, 2021, were realized.

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net assets acquired in a business combination. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The identification and measurement of goodwill impairment involves the estimation of the fair value of the reporting unit and involves uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The Company performed its annual impairment test on April 1, 2022 and determined there was no impairment.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Accounts Receivable

Accounts receivable are customer obligations due under what management believes to be customary trade terms. Invoices are typically due upon receipt, however, the Company may grant extended payment terms, typically 30 days, for certain customers. The Company sells its products primarily to hospitals, nursing homes, government institutions, laundry plants, hotels, motels, vended laundry facilities and distributors and dry cleaning stores and chains. The Company performs continuing credit evaluations of its customers’ financial condition and depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Management reviews accounts receivable on a regular basis to determine whether it is probable that any amounts are impaired. The Company includes any balances that are deemed probable to be impaired in its overall allowance for doubtful accounts. The provision for doubtful accounts is recorded in selling, general and administrative expenses in the consolidated statements of operations. If customary attempts to collect a receivable are not successful, the receivable is then written off against the allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $1.6 million at June 30, 2022 and $1.0 million at June 30, 2021. Actual write-offs may vary from the recorded allowance.

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

Software Capitalization

The Company capitalizes certain costs related to the acquisition and development of internal use software, including implementation costs incurred in a cloud computing arrangement, during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, typically seven years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of equipment and improvements, net in the accompanying consolidated balance sheets, net of accumulated amortization, was $671,000 and $343,000 at June 30, 2022, and 2021, respectively. Computer software amortization expense was $89,000 and $29,000 in fiscal 2022 and 2021, respectively. Amortization of capitalized software is included in selling, general and administrative expenses in the consolidated statements of operations.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Customer-Related Intangibles, Tradenames and Other Intangible Assets

Finite-lived intangibles are amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. Customer-related intangibles, non-compete, and other finite-lived intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over the estimated future periods to be benefited (5-10 years). The estimates of fair value of the Company’s indefinite-lived intangibles and long-lived assets are based on information available as of the date of the assessment and takes into account management’s assumptions about expected future cash flows and other valuation techniques. Amortization of finite-lived intangibles is included in selling, general and administrative expenses in the consolidated statements of operations. The Company also evaluates indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company performed its annual impairment test on April 1, 2022 and determined there was no impairment.

Asset Impairments

The Company periodically reviews the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell. The Company has concluded that there was no impairment of long-lived assets in the fiscal year ended June 30, 2022 or the fiscal year ended June 30, 2021.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Earnings Per Share

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards are considered participating securities because these awards contain a non-forfeitable right to dividends paid prior to forfeiture of the restricted stock, if any, irrespective of whether the awards ultimately vest. During fiscal 2022 and fiscal 2021, the Company granted restricted stock awards of 134,612 and 8,624 shares, respectively, and 178,719 and 204,014 restricted stock units, respectively, under the EVI Industries, Inc. 2015 Equity Incentive Plan, as amended (see Note 20). During fiscal 2022, the Company also granted stock awards (not subject to forfeiture) of 8,287 shares of the Company’s common stock (3,261 of which shares were withheld to satisfy tax withholding obligations). Shares of restricted stock are deemed to constitute a second class of stock for accounting purposes. Basic and diluted earnings per share for fiscal 2022 and fiscal 2021 are computed as follows (in thousands, except per share data):

	For the years ended June 30,
	2022	2021

Net income	$4,095	$8,384
Less: distributed and undistributed income allocated to non-vested restricted common stock	423	731
Net income allocated to EVI Industries, Inc. shareholders	$3,672	$7,653
Weighted average shares outstanding used in basic earnings per share	12,367	12,142

Dilutive common share equivalents	283	436
Weighted average shares outstanding used in dilutive earnings per share	12,650	12,578
Basic earnings per share	$0.30	$0.63
Diluted earnings per share	$0.29	$0.61

At June 30, 2022, other than 42,903 unvested shares subject to restricted stock awards, there were no potentially dilutive securities outstanding. The remaining 1,399,745 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive. At June 30, 2021, other than 866,970 shares subject to restricted stock awards, there were no potentially dilutive securities outstanding. The remaining 306,202 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive.

Supplier Concentration

The Company purchases laundry, dry cleaning equipment, boilers and other products from a number of manufacturers and suppliers. Purchases from three manufacturers accounted for a total of approximately 56% of the Company’s purchases for fiscal 2022 and 62% of the Company’s purchases for fiscal 2021.

Advertising Costs

The Company expenses the cost of advertising as of the first date an advertisement is run. The Company incurred approximately $632,000 and $435,000 of advertising costs for fiscal 2022 and fiscal 2021, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The Company has no assets or liabilities that are adjusted to fair value on a recurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis, other than those assets and liabilities from acquisitions, during fiscal 2022 or fiscal 2021.

The Company’s cash, accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximated estimated fair value, using Level 1 inputs. Cash is maintained with various high-quality financial institutions and have original maturities of three months or less. Accounts receivable and accounts payable approximate their fair value due to the short term nature of such accounts. The fair value of the Company’s indebtedness was estimated using Level 2 inputs based on quoted prices for those or similar debt instruments using applicable interest rates as of June 30, 2022 and approximated the carrying value of such debt because it accrues interest at variable rates that are repriced frequently. This approximates fair value based on the variable interest rate.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowances that might be required against the deferred tax assets. Management evaluates the Company’s ability to realize its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it believes that it is more likely than not that the asset will not be realized. There were no valuation allowance adjustments during fiscal 2022 or fiscal 2021.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately reflect actual outcomes. The Company does not believe that there are any material unrecognized tax benefits as of June 30, 2022 or 2021 related to tax positions taken on its income tax returns. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statements of operations.

The CARES Act, among its other provisions, includes tax provisions relating to refundable payroll tax credits, deferral of employer’s social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP), and financing options. With the exception of the forgiveness of debt during fiscal 2021 related to the PPP Loans received under the CARES Act, the Company’s income tax provision for fiscal 2022 and fiscal 2021 was not materially impacted by the provisions of the CARES Act.

Leases

Company as Lessee

The Company leases warehouse and distribution facilities and administrative office space, generally for terms of three to ten years.

The Company recognizes the lease payments under its short-term leases in profit or loss on a straight-line basis over the lease term. The Company follows this accounting policy for all classes of underlying assets. In addition, variable lease payments in the period in which the obligation for those payments is incurred are not included in the recognition of a lease liability or right-of-use asset.

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

The Company has options to extend certain of its operating leases for additional periods of time and the right to terminate several of its operating leases prior to their contractual expirations, in each case, subject to the terms and conditions of the lease. The lease term consists of the non-cancellable period of the lease and the periods covered by Company options to extend the lease when management considers it reasonably certain that the Company will exercise such options. The Company’s lease agreements do not contain residual value guarantees. The Company has elected to not separate non-lease components from the associated lease component for all underlying classes of assets with lease and non-lease components.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The new guidance provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. The provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed. The adoption of this ASU by the Company did not have a material impact on its consolidated financial statements.

Management does not believe that other issued accounting standards and updates which are not yet effective will have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

3. Acquisitions

CLK Acquisition

On February 7, 2022, the Company acquired Consolidated Laundry Equipment, Inc. and Central Equipment Company, LLC (collectively “CLK”), pursuant to a merger whereby CLK merged with and into, and became, a wholly-owned subsidiary of the Company (the “CLK Acquisition”). CLK is a North Carolina-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. This acquisition expanded the Company’s footprint in the Southeast region of the United States. The consideration paid by the Company in connection with the merger consisted of $4.5 million in cash and 179,087 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility. Fees and expenses related to the CLK Acquisition, consisting primarily of legal and other professional fees, totaled approximately $45,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2022. The total purchase price for accounting purposes was $7.2 million, net of cash acquired of $1.2 million.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The CLK Acquisition was treated for accounting purposes as a purchase of CLK using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Under the acquisition method of accounting, the aggregate consideration paid in the CLK Acquisition was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

Purchase price consideration:
Cash consideration, net of cash acquired(a)	$3,346
Stock consideration(b)	3,840
Total purchase price consideration, net of cash acquired	$7,186

(a) Includes $4.5 million paid net of $1.2 million of cash acquired.

(b) Calculated as 179,087 shares of the Company’s common stock, multiplied by $21.44, the closing price of the Company’s common stock on the closing date.

Allocation of purchase price consideration:
Accounts receivable	$1,322
Inventories	2,074
Vendor Deposits	170
Other assets	835
Equipment and improvements	841
Intangible assets	1,700
Accounts payable and accrued expenses	(948)
Accrued employee expenses	(62)
Customer deposits	(689)
Deferred tax liabilities	(622)
Total identifiable net assets	4,621
Goodwill	2,565
Total	$7,186

The Company has finalized its fair value assessment of the assets acquired and liabilities assumed, except for certain working capital items, including accounts receivable, inventories, other assets and accounts payable and accrued expenses. The amounts for those items are preliminary and subject to change as additional information to assist in determining their respective fair values as of the closing date is obtained during the post-closing measurement period of up to one year.

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

CDL Acquisition

On June 1, 2022, the Company acquired Clean Designs, Inc. and Clean Route, LLC (collectively “CDL”). The acquisition (the “CDL Acquisition”) was effected by the Company, indirectly through a wholly-owned subsidiary, which purchased substantially all of the assets and assumed certain of the liabilities of CDL. CDL is a Colorado -based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. This acquisition expanded the Company’s footprint in the West region of the United States. The consideration paid by the Company in connection with the acquisition consisted of $5.4 million in cash. The Company funded the cash consideration with borrowings under its credit facility. Fees and expenses related to the CDL Acquisition, consisting primarily of legal and other professional fees, totaled approximately $65,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2022. The total purchase price for accounting purposes was $5.4 million.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The CDL Acquisition was treated for accounting purposes as a purchase of CDL using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the aggregate consideration paid in the CDL Acquisition was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the identifiable net assets acquired being allocated to goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

Purchase price consideration:
Cash consideration	$5,366
Total purchase price consideration	$5,366

Allocation of purchase price consideration:
Accounts receivable	$920
Inventories	1,286
Other assets	161
Equipment and improvements	770
Intangible assets	1,580
Accounts payable and accrued expenses	(1,357)
Accrued employee expenses	(72)
Customer deposits	(336)
Total identifiable net assets	2,952
Goodwill	2,414
Total	$5,366

The Company has finalized its fair value assessment of the assets acquired and liabilities assumed, except for certain working capital items, including accounts receivable, inventories, other assets and accounts payable and accrued expenses. The amounts for those items are preliminary and subject to change as additional information to assist in determining their respective fair values as of the closing date is obtained during the post-closing measurement period of up to one year.

Intangible assets consist of $590,000 allocated to the Clean Designs trade name and $990,000 allocated to customer-related intangible assets. The Clean Designs trade name is indefinite-lived and therefore not subject to amortization. The Clean Designs trade name will be evaluated for impairment annually or more frequently if an event occurs or circumstances change that indicate it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets are being amortized over 10 years.

Goodwill is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the CDL Acquisition.

Other fiscal 2022 acquisitions

In addition to the CLK Acquisition and the CDL Acquisition, during fiscal 2022, the Company completed the acquisition of the following two companies: (i) LS Acquisition, LLC d/b/a Laundry South Systems and Repair (“LSS”), which was acquired on April 29, 2022; and (ii) Spynr, Inc. (“SPR”), which was acquired on May 5, 2022. The total consideration for these two transactions consisted of $3.2 million in cash and 34,391 shares of the Company’s common stock. The Company funded the cash consideration for each acquisition with credit facility borrowings. Fees and expenses related to these acquisitions, consisting primarily of legal and other professional fees, totaled approximately $46,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2022. Each acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company allocated a total of $2.2 million to goodwill, $760,000 to customer-related intangibles, and $460,000 to the respective trade names. Goodwill totaling $2.2 million from these acquisitions is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforces, as well as benefits from the increased scale of the Company as a result of these acquisitions.

YES Acquisition

On November 3, 2020, the Company acquired Yankee Equipment Systems, Inc. (“YES”), pursuant to a merger whereby YES merged with and into, and became, a wholly-owned subsidiary of the Company (the “YES Acquisition”). YES is a New Hampshire-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. This acquisition expanded the Company’s footprint in the Northeast region of the United States. The consideration paid by the Company in connection with the merger consisted of $4.5 million in cash, net of $792,000 cash acquired, and 278,385 shares of the Company’s common stock. The Company funded the cash consideration with borrowings under its credit facility. Fees and expenses related to the YES Acquisition, consisting primarily of legal and other professional fees, totaled approximately $144,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the year ended June 30, 2021. The total purchase price for accounting purposes was $13.8 million, which included cash acquired of $792,000.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The YES Acquisition was treated for accounting purposes as a purchase of YES using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the aggregate consideration in the YES Acquisition was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the identifiable assets acquired being allocated to goodwill. The computation of the purchase price consideration and the allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

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

ELS Acquisition

On January 15, 2021, the Company acquired Baystate Business Ventures d/b/a Eastern Laundry Systems (“ELS”), a Massachusetts-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The acquisition was effected by the Company, indirectly through a wholly-owned subsidiary, which purchased substantially all of the assets and assumed certain of the liabilities of ELS. The total consideration for the transaction consisted of $400,000 in cash, net of $57,000 of cash acquired, and the issuance of 10,726 shares of the Company’s common stock. The Company funded the cash consideration for the acquisition with credit facility borrowings. The acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, based on their respective fair values as of the closing date. Under ASC 805, if the fair value of the acquired net assets exceeds the purchase price, then a bargain purchase gain in the amount of such excess is recognized in the applicable condensed consolidated statement of operations. Based on the Company’s analysis of working capital and valuation-related items, the Company recognized a bargain purchase gain of $314,000 in connection with the acquisition of ELS, which is included as interest and other (expense), net in the consolidated statement of operations for the year ended June 30, 2021.

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the acquisitions completed by the Company during fiscal 2022 and 2021 as described above, as if the Company had completed each such transaction on July 1, 2020, using the estimated fair values of the assets acquired and liabilities assumed. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the transactions had occurred on the date assumed, nor are they indicative of future results of operations.

	For the year ended June 30,
(in thousands)	2022 (Unaudited)	2021 (Unaudited)
Revenues	$284,392	$278,323
Net income	6,018	11,496

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s consolidated results of operations for fiscal 2022 include total revenue of approximately $35.6 million and total net income of approximately $1.2 million attributable to businesses acquired during fiscal 2022 and 2021, based on the consolidated effective tax rate. The Company’s consolidated results of operations for fiscal 2021 include total revenue of approximately $16.8 million and total net income of approximately $201,000 attributable to businesses acquired during fiscal 2021, based on the consolidated effective tax rate. These results of acquired businesses do not include the effects of acquisition costs or interest expense associated with consideration paid for the related acquisitions.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Interest and other (expense), net

Interest and other (expense), net for fiscal 2022 and 2021 are as follows (in thousands):

	Fiscal 2022	Fiscal 2021

Bargain purchase gain	$-	$314
Interest (expense), net	(679)	(635)
Interest and other (expense), net	$(679)	$(321)

5. Accounts Receivable

Accounts receivable as of June 30, 2022 and 2021 consisted of the following (in thousands):

June 30,	2022	2021

Accounts receivable - trade	$44,620	$29,931
Allowance for doubtful accounts	(1,606)	(1,027)
	$43,014	$28,904

6. Inventories

Inventories as of June 30, 2022 and 2021 were comprised of the following (in thousands):

June 30,	2022	2021

Equipment and parts	$50,062	$25,601
Reserve	(703)	(472)
	$49,359	$25,129

The Company established reserves of approximately $703,000 and $472,000 as of June 30, 2022 and 2021, respectively, against slow moving inventory.

7. Vendor Deposits

Vendor deposits represent advances made to the Company’s vendors for specialized inventory on order.

8. Other Current Assets

Other current assets as of June 30, 2022 and 2021 were comprised of the following (in thousands):

June 30,	2022	2021

Other receivables	$1,161	$564
Prepaid insurance	681	301
Net investments in sales type leases - current	2,024	884
Other current assets	2,152	2,670
	$6,018	$4,419

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9. Leases

Company as Lessee

As of June 30, 2022, the Company had 30 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2022 and 2030. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table sets forth the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of June 30, 2022. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending	Maturity of Operating Lease Liabilities (in thousands)

2023	$2,749
2024	1,898
2025	1,339
2026	902
2027	735
Thereafter	1,281
Total lease payments	$8,904
Less: amounts representing interest	650
Present value of lease liabilities	$8,254
Less: current portion	2,518
Long-term portion	$5,736

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents additional information related to the Company’s operating leases (in thousands):

Operating lease cost	Twelve months ended June 30, 2022	Twelve months ended June 30, 2021

Operating lease cost (1)	$2,612	$2,109
Short-term lease cost (1)	-	12
Variable lease cost (1)	289	351
Total lease cost	$2,901	$2,472

(1) Expenses are classified within selling, general and administrative expenses in the Company’s consolidated statements of operations for the years ended June 30, 2022 and 2021.

The table below presents lease-related terms and discount rates as of June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Weighted average remaining lease terms
Operating leases	4.8 years	5.4 years
Weighted average discount rate
Operating leases	3.2%	2.9%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the years ended June 30, 2022 and 2021 (in thousands):

	Twelve months ended June 30, 2022	Twelve months ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:	$2,612	$2,109
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$2,658	$3,649

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases

2022	$3,768	$2,262	$1,506
2023	2,907	1,699	1,208
2024	2,133	1,156	977
2025	1,484	691	793
2026	702	302	400
Thereafter	506	206	300
			$5,184	*

* Excludes non-guaranteed residual values of $2.6 million.

The total net investments in sales type leases, including stated residual values, as of June 30, 2022 and June 30, 2021 was $7.7 million and $6.7 million, respectively. The current portion of $2.0 million and $0.9 million is included in other current assets in the consolidated balance sheets as of June 30, 2022 and June 30, 2021, respectively, and the long term portion of $5.7 million and $5.8 million is included in other assets in the consolidated balance sheets as of June 30, 2022 and June 30, 2021, respectively.

10. Equipment and Improvements

Major classes of equipment and improvements as of June 30, 2022 and 2021 consisted of the following (in thousands):

June 30,	2022	2021

Furniture and equipment	$12,550	$9,023
Leasehold improvements	2,845	2,809
Vehicles	6,269	4,846
	21,664	16,678
Accumulated depreciation and amortization	(8,631)	(6,084)
	$13,033	$10,594

Depreciation and amortization of equipment and improvements totaled approximately $3.3 million in fiscal 2022 and $2.7 million in fiscal 2021.

11. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2020	$56,678
Goodwill from YES Acquisition (as described in Note 3)	7,230
Working capital adjustments (1)	(27)
Balance at June 30, 2021	$63,881
Goodwill from fiscal 2022 acquisitions (as described in Note 3)	7,134
Working capital adjustments (2)	24
Balance at June 30, 2022	$71,039

(1)	Relates to working capital adjustments from business acquisitions consummated by the Company during the fiscal year ended June 30, 2020
(2)	Relates to working capital adjustments from business acquisitions consummated by the Company during fiscal 2021

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Customer-related intangibles, tradenames and other intangible assets as of June 30, 2022 and 2021 consisted of the following (dollars in thousands):

June 30,	Estimated Useful Lives (in years)	2022	2021

Customer-related intangibles	8-10	$20,887	$18,237
Tradenames	Indefinite	13,005	11,155
Covenants not to compete	5	566	566
License agreements	10	529	529
Trademarks and patents	10-15	176	176
		35,163	30,663
Accumulated amortization		(8,929)	(6,986)
		$26,234	$23,677

Amortization expense was approximately $1.9 million in both fiscal 2022 and fiscal 2021, and is included in selling, general and administrative expenses in the consolidated statements of operations. The weighted average remaining estimated useful lives for customer-related intangibles, covenants not to compete, license agreements, and trademarks and patents were 6.8 years, 0 years, 0 years and 0 years, respectively.

Based on the carrying amount of intangible assets as of June 30, 2022, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in the five-year period ending June 30, 2027 and thereafter is as follows (in thousands):

Fiscal years ending June 30,

2023	$2,106
2024	2,106
2025	2,102
2026	2,101
2027	1,778
Thereafter	3,036
Total	$13,229

12. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2022 and 2021 were comprised of the following (in thousands):

June 30,	2022	2021

Accounts payable	$32,632	$20,665
Accrued expenses	7,601	4,376
Sales tax accruals	1,793	1,186
	$42,026	$26,227

13. Income Taxes

The following are the components of income taxes (benefit) (in thousands):

Fiscal years ended June 30,	2022	2021

Current
Federal	$1,510	$(186)
State	269	97
	1,779	(89)

Deferred
Federal	(118)	1,402
State	(46)	191
	(164)	1,593
	$1,615	$1,504

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The reconciliation of income tax expense computed at the federal statutory tax rate of 21% for the fiscal years ended June 30, 2022 and 2021 to the provision for income taxes is as follows (in thousands):

Fiscal years ended June 30,	2022	2021

Tax at the statutory rate	$1,198	$2,076
State income taxes, net of federal benefit	143	265
Nondeductible compensation	251	348
PPP Loan forgiveness	-	(1,462)
Other	23	277
	$1,615	$1,504

Effective tax rate	28.3%	15.2%

Deferred income taxes reflect the net tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and the basis used for income tax purposes. Significant components of the Company’s current and noncurrent deferred tax assets and liabilities as of June 30, 2022 and 2021 were as follows (in thousands):

Fiscal years ended June 30,	2022	2021

Deferred tax assets:
Allowance for doubtful accounts	$298	$182
Inventory capitalization	711	353
Stock compensation	697	557
Accrued liabilities	978	605
Other	58	69
	2,742	1,766

Deferred tax liabilities:
Goodwill	(3,850)	(2,974)
Depreciation	(1,855)	(1,533)
Intangible assets	(1,544)	(1,268)
Other	(159)	(199)
	(7,408)	(5,974)
Net deferred income tax (liabilities) assets	$(4,666)	$(4,208)

As of June 30, 2022, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2017.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Debt

The Company’s long-term debt as of June 30, 2022 and 2021 was as follows (in thousands):

	June 30, 2022	June 30, 2021
Revolving Line of Credit	$28,000	$12,000
Less: unamortized discount and deferred financing costs	(160)	(127)
Total long-term debt	$27,840	$11,873

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

On May 6, 2022, the Company entered into an amendment to the Credit Agreement. The amendment amended the Credit Agreement to, among other things, replace LIBOR with the Bloomberg Short-Term Bank Yield Index rate (the “BSBY rate”) in connection with the phasing out of LIBOR. As a result, borrowings (other than swingline loans) under the Credit Agreement now bear interest, at a rate based on (a) the BSBY rate plus a margin that ranges between 1.25% and 1.75% depending on the Company’s Consolidated Leverage Ratio or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest calculated at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. The amendment also extended the maturity date of the Credit Agreement from November 2, 2023 to May 6, 2027.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At June 30, 2022, the Company was in compliance with its covenants under the Credit Agreement and $34.1 million was available to borrow under the revolving credit facility.

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

15. Related Party Transactions

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of the Company or its subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $207,000 and $144,000 and during fiscal 2022 and 2021, respectively.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $252,000 during each of fiscal 2022 and 2021.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On February 9, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $4,000 during the initial term of this lease. AAdvantage also leases warehouse and office space from an affiliate of Mike Zuffinetti under a separate lease agreement. Monthly base rental payments under this lease are $36,000. In addition to base rent, AAdvantage is responsible under each of these leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $481,000 during each of fiscal 2022 and 2021.

On September 12, 2018, the Company’s wholly-owned subsidiary, Scott Equipment, entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $137,000 during each of fiscal 2022 and 2021.

On February 5, 2019, the Company’s wholly-owned subsidiary, PAC Industries, entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, former President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $14,600 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $184,000 and $180,000 during fiscal 2022 and 2021, respectively.

On November 3, 2020, the Company’s wholly-owned subsidiary, YES, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of YES. Monthly base rental payments total $11,000 during the initial term of the lease. In addition to base rent, YES is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $142,000 and $92,000 during fiscal 2022 and 2021, respectively.

On February 7, 2022, the Company’s wholly-owned subsidiary, CLK, entered into two lease agreements pursuant to which it leases a total of 20,300 square feet of warehouse and office space from an affiliate of William Kincaid, President of CLK. Monthly base rental payments total $20,000 during the initial term of the lease. In addition to base rent, CLK is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $80,000 during fiscal 2022.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16. Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts and trade receivables. The Company maintains its cash at large financial institutions. At June 30, 2022, bank deposits exceeded Federal Deposit Insurance Corporation insured limits. The Company believes that concentrations of credit risk with respect to trade receivables are limited due to the Company’s large customer base. Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold. No single customer or contract accounted for more than 10% of the Company’s revenues for fiscal 2022 or 2021. As of June 30, 2022, there were no accounts receivable due from any customer which accounted for greater than 10% of the Company’s accounts receivable.

17. Commitments and Contingencies

From time to time in the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide assurance to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. There were no outstanding performance or payment bonds at June 30, 2022 or 2021.

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

18. Retirement Plan

The Company has participatory deferred compensation plans under which it matches 50% of employee contributions up to 6% of an eligible employee’s yearly compensation on a discretionary basis; provided, however, that, in response to the COVID-19 pandemic, for fiscal 2021, the Company reduced its match to 25% of employee contributions up to 6% of an eligible employee’s yearly compensation, with a limit of a match of 1% of an eligible employee’s yearly compensation. Employees are eligible to participate in the plans after one year of service. The Company contributed approximately $493,000 and $171,000 to the plans during fiscal 2022 and fiscal 2021, respectively. The plans are qualified plans under Section 401(k) of the Internal Revenue Code.

19. Shareholders’ Equity

No dividends were declared or paid during the years ended June 30, 2022 or 2021.

20. Equity Plan

Equity Incentive Plan

During 2015, the Company’s board of directors and stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”). During December 2020, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of the Company’s common stock authorized for issuance pursuant to awards granted under the Plan from 1,500,000 shares to 3,000,000 shares. The fair value of awards granted under the Plan is expensed on straight-line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. Non-cash share-based compensation expense under the Plan totaled $2.6 million and $2.4 million for fiscal 2022 and fiscal 2021, respectively.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During fiscal 2022, restricted stock awards, restricted stock units and stock awards of a total of 134,612 shares, 178,719 shares and 8,287 shares, respectively, were granted under the Plan. A portion of the restricted stock awards is scheduled to vest ratably over four years and the remainder is scheduled to vest in 10 to 19 years, subject, in the case of certain restricted shares, to accelerated vesting upon the achievement of certain specified performance goals. The total grant date fair value, determined by using the closing stock price on the date of grant, of such restricted stock awards was $4.8 million. A portion of the restricted stock units is scheduled to vest ratably over four years and the remainder is scheduled to vest in 4 to 37 years. The total grant date fair value of such restricted stock units was $3.8 million. Stock awards relate to shares of the Company’s common stock issued under the Plan which are immediately held by the recipient upon grant without any risk of forfeiture. The total grant date fair value of such stock awards was $300,000.

During fiscal 2021, restricted stock awards and restricted stock units of a total of 8,624 shares and 204,014 shares, respectively, were granted under the Plan. A portion of the restricted stock awards is scheduled to vest ratably over four years and the remainder is scheduled to cliff vest on or about the five-year anniversary of the applicable grant date, subject, in the case of certain restricted shares, to accelerated vesting upon the achievement of certain specified performance goals. The total grant date fair value, determined by using the closing stock price on the date of grant, of such restricted stock awards was $264,000. A portion of the restricted stock units is scheduled to vest ratably over four years and the remainder is scheduled to vest in 4 to 41 years. The total grant date fair value of such restricted stock units was $6.3 million.

During fiscal 2022, 14,485 shares of restricted stock awards and 6,350 shares of restricted stock units vested and 3,834 shares of common stock with an aggregate fair market value of $87,000 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock. As described above, during fiscal 2022, the Company also granted stock awards (not subject to forfeiture) of 8,287 shares of the Company’s common stock. 3,261 of such shares of common stock, which had an aggregate fair market value of $118,000 as of the grant date, were withheld in lieu of cash to satisfy tax withholding obligations in connection with the grant of the stock awards. During fiscal 2021, 75,093 shares of restricted stock awards and 2,531 shares of restricted stock units vested and 25,310 shares of common stock with an aggregate fair market value of $853,000 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock. As of June 30, 2022, the Company had $18.1 million and $9.6 million of total unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units, respectively, which is expected to be recognized over the weighted-average period of 16.0 years and 11.4 years, respectively.

The following is a summary of non-vested restricted stock activity as of, and for the fiscal year ended, June 30, 2022:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock outstanding at June 30, 2021	919,259	$19.59	253,913	$30.92
Granted	134,612	35.32	178,719	21.31
Vested	(14,485)	25.11	(6,350)	29.61
Forfeited	(13,203)	14.20	(9,817)	33.78
Non-vested restricted stock outstanding at June 30, 2022	1,026,183	$21.65	416,465	$26.75

Employee Stock Purchase Plan

During 2017, the Company’s board of directors and stockholders approved the Company’s 2017 Employee Stock Purchase Plan, which, subject to the terms of the plan, allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The employee stock purchase plan provides for six-month offering periods ending on December 31 and June 30 of each year. During fiscal 2022, 8,389 shares of common stock were purchased under the Company’s employee stock purchase plan for which the Company received net proceeds of $120,000. During fiscal 2021, 2,492 shares of common stock were purchased under the Company’s employee stock purchase plan for which the Company received net proceeds of $69,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. This evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on its evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2022.

Management has excluded CLK, CDL and LSS from its assessment of internal control over financial reporting as of June 30, 2022. These businesses were acquired by the Company during fiscal 2022, and management has not conducted an assessment of the internal control over financial reporting of these businesses. Total assets and revenues of CLK represented 5% and 3%, respectively, of the related consolidated financial statement amounts of the Company as of, or for the fiscal year ended, June 30, 2022. Total assets and revenues of CDL represented 3% and 0%, respectively, of the related consolidated financial statement amounts of the Company as of, or for the fiscal year ended, June 30, 2022. Total assets and revenues of LSS represented 2% and 1%, respectively, of the related consolidated financial statement amounts of the Company as of, or for the fiscal year ended, June 30, 2022.

BDO USA, LLP (“BDO”), the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2022 and its report thereon is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

EVI Industries, Inc.

Miami, Florida

Opinion on Internal Control over Financial Reporting

We have audited EVI Industries, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2022, and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes, and our report dated September 13, 2022 expressed an unqualified opinion thereon.

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

As indicated in the accompanying 9A, Management’s Report on Internal Control over financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Consolidated Laundry Equipment, Inc. and Central Equipment Company, LLC (collectively “CLK”), Clean Designs, Inc. and Clean Route, LLC (collectively “CDL”), and Laundry South Systems and Repair (“LSS”), which were acquired during the year ended June 30, 2022, and which are included in the consolidated balance sheets of the Company as of June 30, 2022, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Total assets and revenues of CLK represented 5% and 3%, respectively, of the related consolidated financial statement amounts of the Company as of, or for the year ended June 30, 2022. Total assets and revenues of CDL represented 3% and 0%, respectively, of the related consolidated financial statement amounts of the Company as of, or for the year ended June 30, 2022. Total assets and revenues of LSS represented 2% and 1%, respectively, of the related consolidated financial statement amounts of the Company as of, or for the year ended, June 30, 2022. Management did not assess the effectiveness of internal control over financial reporting of CLK, CDL and LSS, because of the timing of their acquisitions. Accordingly, our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these subsidiaries.

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

/s/ BDO USA, LLP

Miami, Florida

September 13, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2022 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2022 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information, as of June 30, 2022, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$-	1,359,022 (1)
Equity compensation plans not approved by security holders	0	$-	0
Total	0	$-	1,359,022(1)
(1)	Includes 1,273,460 shares of the Company’s common stock available for issuance under the Company’s 2015 Equity Incentive Plan, as amended, and 85,562 shares of the Company’s common stock available for issuance under the Company’s 2017 Employee Stock Purchase Plan.

Other Information

The remaining information required by Item 12 of Form 10-K will be provided by incorporating such information by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2022 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2022 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2022 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1)       Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2022 and 2021

Consolidated Statements of Operations for the years ended June 30, 2022 and 2021

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended June 30, 2022 and 2021

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

(3)       Exhibits. The following exhibits are either filed as a part of or furnished with this Report, or are incorporated into this Report by reference to documents previously filed by the Company with the SEC, as indicated below:

Exhibit No.	Description
3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986 (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986 (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(6)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998 (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999 (Incorporated by reference to Exhibit 3.1(g) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009 (Incorporated by reference to Exhibit 3.1(h) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(9)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 30, 2016 (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2016)
3(a)(10)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 21, 2018 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2018)
3(b)	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on September 14, 2020)

4(a)	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 20, 2016)
4(b)	Stockholders Agreement, dated as of October 31, 2017, by and among the Company, Symmetric Capital LLC, Symmetric Capital II LLC, Henry M. Nahmad and Vernon Matthew Stephenson (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017)
4(c)	Stockholders Agreement, dated as of February 9, 2018, by and among the Company, Zuf Acquisitions I LLC, d/b/a/ AAdvantage Laundry Systems, Zuf Management LLC, Michael Zuffinetti, Ryan C. Smith, Sky-Rent LP, Sky-Rent Management LLC, and Teri Zuffinetti (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018)
4(d)	Description of the Company’s Securities (Incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on September 13, 2019)
10(a)(1)	Credit Agreement, dated as of November 2, 2018, by and among the Company, as Borrower, certain subsidiaries of the Company party thereto, as Guarantors, Bank of America, N.A, as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bank National Association, as Joint Lead Arrangers, Merrill Lynch Pierce, Fenner & Smith Incorporated, as Sole Bookrunner, and other lender parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018)
10(a)(2)	First Amendment to Credit Agreement dated as of May 6, 2022 by and among the Company, certain subsidiaries of the Company party thereto, as Guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 10, 2022)
10(a)(3)	Annex A to First Amendment to Credit Agreement dated as of May 6, 2022 by and among the Company, certain subsidiaries of the Company party thereto, as Guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 10, 2022)
10(b)(1)*	EVI Industries, Inc. 2015 Equity Incentive Plan, as amended (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 25, 2020)
10(b)(2)*	Form of Notice of Grant and Restricted Stock Agreement (Incorporated by reference to Exhibit 10(e)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017)

10(b)(3)*	Form of Notice of Grant and Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2015)
10(c)*	EVI Industries, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 30, 2017)
21	Subsidiaries of the Company
23	Consent of BDO USA, LLP
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)+	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b) +	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.

+ Indicates that document is furnished, not filed, with this Report. All other exhibits not so indicated are filed with this Report.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVI Industries, Inc.

Dated: September 13, 2022
	By:	/s/ Henry M. Nahmad
Henry M. Nahmad
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Henry M. Nahmad	Chairman, Chief Executive Officer	September 13, 2022
Henry M. Nahmad	(Principal Executive Officer) and President

/s/ Dennis Mack	Executive Vice President	September 13, 2022
Dennis Mack	and Director

/s/ Robert H. Lazar	Chief Financial Officer	September 13, 2022
Robert H. Lazar	(Principal Financial and Accounting Officer)

/s/ David Blyer	Director	September 13, 2022
David Blyer

/s/ Timothy P. LaMacchia	Director	September 13, 2022
Timothy P. LaMacchia

/s/ Hal M. Lucas	Director	September 13, 2022
Hal M. Lucas

/s/ Glen Kruger	Director	September 13, 2022
Glen Kruger