Form 10-K/A
period 2022-06-30
EVI INDUSTRIES, INC.
filed 2022-10-28
CIK 65312

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value as of December 31, 2021 of the registrant’s common stock, the only class of voting or non-voting common equity of the registrant, held by non-affiliates of the registrant was approximately $146,057,713, based on the closing price of the registrant’s common stock on the NYSE American on that date.

The number of outstanding shares of the registrant’s common stock as of October 24, 2022 was 12,522,647.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm ID: 243	Auditor Name: BDO USA, LLP	Auditor Location: Miami, Florida

EXPLANATORY NOTE

EVI Industries, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Fiscal 2022 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2022, solely to provide the remaining information required by Items 10-14 of Part III of Form 10-K. Except as it relates to the provision of such information, this Amendment does not reflect subsequent events occurring after the original filing date of the Fiscal 2022 Form 10-K or modify or update in any way disclosures made in the Fiscal 2022 Form 10-K.

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

-i-

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the names and ages of the Company’s executive officers and directors, and their respective positions with the Company.

Name	Age	Position
Henry M. Nahmad	43	Chairman, Chief Executive Officer and President
Dennis Mack	78	Executive Vice President, Corporate Strategy and Director
Tom Marks	63	Executive Vice President, Business Development and President of West Region
Robert H. Lazar	58	Chief Financial Officer and Chief Accounting Officer
David Blyer	62	Director
Glen Kruger	47	Director
Timothy P. LaMacchia	60	Director
Hal M. Lucas	43	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of the Company’s Common Stock and other equity securities, if any, with the SEC and the NYSE American. The Company’s directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the fiscal year ended June 30, 2022 (“fiscal 2022” or “fiscal year 2022”).

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information concerning compensation which, for the fiscal years ended June 30, 2022 and 2021, the Company paid to, or accrued on behalf of, Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, and Tom Marks and Robert H. Lazar, the Company’s next two highest paid executive officers during the fiscal year ended June 30, 2022. Messrs. Nahmad, Marks and Lazar are sometimes hereinafter referred to individually as a “Named Executive Officer” and collectively as the “Named Executive Officers.”

Name and Principal Positions(1)	Fiscal Year	Salary(2)	Bonus(5)	Stock Awards(6)(7)	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen-sation	Total
Henry M. Nahmad Chairman, Chief Executive Officer and President	2022 2021	$607,692 $550,000	$550,000(3) -	$4,499,986 -	- -	- -	- -	- -	$5,657,678 $550,000
Tom Marks Executive Vice President, Business Development and President of West Region	2022 2021	$400,000 $300,000	$150,000(4) $150,000(3)	- $1,836,600	- -	- -	- -	$8,700 $2,850	$558,700 $2,289,450
Robert H. Lazar Chief Financial Officer and Chief Accounting Officer	2022 2021	$231,923 $205,000	- $40,000(3)	$254,999 $263,981	- -	- -	- -	$6,500 -	$493,422 $508,981

(1)	The Company does not have an employment agreement with any of the Named Executive Officers. The compensation of the Named Executive Officers is determined by the Compensation Committee of the Board of Directors. Each Named Executive Officer receives an annual base salary and may receive bonuses, in cash and/or equity awards, pursuant to bonus plans which may established from time to time by the Compensation Committee or otherwise at the discretion of the Compensation Committee. Equity awards, if any, are granted under the Company’s 2015 Equity Incentive Plan, as amended (the “Equity Incentive Plan”). The Named Executive Officers are also provided certain benefits, including health and welfare benefits and the right to participate in the Company’s participatory Section 401(k) Profit Sharing Plan described below, on the same basis as the Company’s other employees.

(2)	Represents the annual base salary paid to the Named Executive Officer during the applicable fiscal year. Each Named Executive Officer's annual base salary is subject to adjustment from time to time at the discretion of the Compensation Committee. Upon the approval of the Compensation Committee, (i) effective November 19, 2021, the annual base salary of Mr. Nahmad was increased from $550,000 to $650,000, (ii) effective July 1, 2021, the annual base salary of Mr. Marks was increased from $300,000 to $400,000, and (iii) effective September 13, 2021, the annual base salary of Mr. Lazar was increased from $205,000 to $240,000.

(3)	Represents discretionary bonuses paid upon the approval of the Compensation Committee, in each cash, based upon a subjective evaluation of the performance of the Company and the applicable Named Executive Officer. As described in further detail under “Chief Executive Officer Compensation” below, Mr. Nahmad’s fiscal year 2022 bonus consisted of a $250,000 cash bonus and a stock award of $300,000 of shares of the Company’s Common Stock. With respect to the bonuses paid to Mr. Mack and Mr. Lazar for the fiscal year ended June 30, 2021, the Compensation Committee considered the recommendation of the Company’s Chief Executive Officer and the performance and financial condition of the Company, including, in the case of Mr. Marks, Western State Design and the other operating subsidiaries of the Company comprising the Company’s West Region (of which Mr. Marks is the President).

(4)	Commencing with the fiscal year ended June 30, 2022, Mr. Marks receives a quarterly cash bonus of $37,500. The payment of such bonus is at the discretion of the Compensation Committee and may be modified or terminated at any time by the Compensation Committee. Such bonus is in addition to any other bonuses which Mr. Marks may receive from time to time, including additional discretionary cash bonuses to the extent determined by the Compensation Committee.

(5)	In addition to the bonuses presented in the table, during September 2022, the Company, upon the approval of the Compensation Committee, paid discretionary cash bonuses of $550,000 to Mr. Nahmad, $150,000 to Mr. Marks and $60,000 to Mr. Lazar, in each case, based upon a subjective evaluation of the performance of the Company and the applicable Named Executive Officer. These bonuses are not reflected in the table but will be included in the applicable Named Executive Officer's compensation for the fiscal year ending June 30, 2023.

(6)	Represents the aggregate grant date fair value of (i) in the case of Mr. Nahmad, a restricted stock award of 124,309 shares of the Company’s Common Stock granted to Mr. Nahmad during November 2021, (ii) in the case of Mr. Marks, 60,000 restricted stock units granted to Mr. Marks during November 2020, each of which represents a contingent right to receive one share of the Company’s Common Stock upon vesting, and (iii) in the case of Mr. Lazar, a restricted stock award of 10,303 shares of the Company’ Common Stock granted to Mr. Lazar during September 2021 (which is included in Mr. Lazar’s compensation for the fiscal year ended June 30, 2022) and a restricted stock award of 8,624 shares of the Company’s Common Stock granted to Mr. Lazar during November 2020 (which is included in Mr. Lazar’s compensation for the fiscal year ended June 30, 2021). Each such grant was made under the Company’s Equity Incentive Plan upon the approval of the Compensation Committee. Additional information regarding these grants, including the vesting schedules, is set forth below under “Outstanding Equity Awards at June 30, 2022” and, in the case of the grant to Mr. Nahmad, “Chief Executive Officer Compensation.” Assumptions used in the calculation of the grant date fair value of the restricted stock awards and units are included in Note 20 to the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the SEC on September 13, 2022. Due to the long-term vesting of a majority of these restricted stock awards and units (subject to potential vesting acceleration under limited circumstances) and the risk of forfeiture until vesting, the present value of the restricted stock awards and units is significantly less than the grant date fair value presented in the table.

(7)	In addition to the restricted stock awards presented in the table, during September 2022, the Company, upon the approval of the Compensation Committee, granted (a) a restricted stock award of 202,430 shares of the Company's Common Stock to Mr. Nahmad, (b) a restricted stock award of 20,242 shares of the Company's Common Stock to Mr. Lazar, and (c) 40,486 restricted stock units to Mr. Marks. Subject to the terms and conditions of the Company's Equity Incentive Plan and the applicable award agreements, the restricted stock awards and restricted stock units granted to the Named Executive Officers during September 2022 are in each case scheduled to vest 50% on the ten-year anniversary of the grant date and 50% in four equal annual installments commencing in September 2023. These restricted stock awards and units are not reflected in the table but will be included in the applicable Named Executive Officer's compensation for the fiscal year ending June 30, 2023.

Chief Executive Officer Compensation

As reflected in the “Summary Compensation Table” above and described in the footnotes thereto, during November 2021, upon the approval of the Compensation Committee, Mr. Nahmad’s annual base salary was increased from $550,000 to $650,000 and the Company granted to Mr. Nahmad (i) a discretionary bonus of $550,000, of which $250,000 was paid in cash and $300,000 was paid in the form of a stock award of 8,287 immediately vested shares of the Company’s Common Stock, and (ii) a restricted stock award of 124,309 shares of the Company’s Common Stock. Mr. Nahmad surrendered to the Company 3,261 of the immediately vested shares in order to satisfy the Company’s tax withholding obligation relating to the grant thereof. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, a total of 25% of the restricted shares granted to Mr. Nahmad during November 2021 is scheduled to vest ratably over four years from the grant date. The remaining 75% of such restricted share grant is scheduled to vest on November 5, 2040 (the “Cliff Vest Date”), which is the date on which Mr. Nahmad will reach the age of 62, subject to accelerated vesting of 50% of such shares if the Company’s total consolidated revenues for four consecutive fiscal quarters, in the aggregate, equals or exceeds a certain specified amount (which would represent an approximately 50% increase in total revenues compared to the Company’s consolidated revenues for the fiscal year ended June 30, 2021). See also “Compensation Plans and Arrangements” below for information regarding the accelerated vesting of restricted stock awards in the event of Mr. Nahmad’s death or Disability (as defined in his restricted stock award agreements) and the potential accelerated vesting in connection with any Change in Control of the Company (as defined in the Company’s Equity Incentive Plan).

In addition, as described in the footnotes to the “Summary Compensation Table” above, during September 2022, upon the approval of the Compensation Committee, the Company granted to Mr. Nahmad a discretionary cash bonus of $550,000 and a restricted stock award of 202,430 shares of the Company’s Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, a total of 50% of the restricted shares granted to Mr. Nahmad during September 2022 is scheduled to vest ratably over four years from the grant date. The remaining 50% of such restricted share grant is scheduled to vest on the ten-year anniversary of the grant date.

In approving the base salary increase during November 2021 and the bonuses and restricted stock awards granted during November 2021 and September 2022, the Compensation Committee considered, among other things, the success and performance of the Company and Mr. Nahmad as its Chief Executive Officer, Mr. Nahmad’s role and leadership in connection with the Company’s navigation of the COVID-19 pandemic, the Company’s optimization and modernization initiatives, and the Company’s retention of key executives and employees, and the continued success of the Company’s growth strategy, both through organic growth initiatives and the Company’s buy-and-build growth strategy.

Outstanding Equity Awards at June 30, 2022

The following table sets forth certain information regarding restricted stock awards (or, in the case of Tom Marks only, restricted stock units) of the Company’s Common Stock held by Henry M. Nahmad, Tom Marks and Robert H. Lazar as of June 30, 2022. Other than as set forth below, none of the Named Executive Officers held any restricted stock awards, restricted stock units or other equity-based awards, including stock options, of the Company at June 30, 2022.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Henry M. Nahmad	311,071(1)	$3,107,599	-	-
	311,071(1)	$3,107,599	-	-
	158,085(2)	$1,579,269	-	-
	124,309(3)	$1,241,847	-	-
Tom Marks	60,000(4)	$599,400	-	-
Robert H. Lazar	18,088(5)	$180,699	-	-
	6,500(6)	$64,935	-	-
	8,085(7)	$80,769	-	-
	10,303(8)	$102,927	-	-

(1)	Represents restricted shares of the Company’s Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, including as described below under “Compensation Plans and Arrangements,” these restricted shares are scheduled to vest on November 5, 2040, the date on which Mr. Nahmad will reach the age of 62.

(2)	Represents restricted shares of the Company’s Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, including as described under “Chief Executive Officer Compensation” above and “Compensation Plans and Arrangements” below, 135,502 of these restricted shares are scheduled to vest on November 5, 2040, the date on which Mr. Nahmad will reach the age of 62, and the balance of these restricted shares is scheduled to vest in two remaining equal annual installments during February 2023 and 2024.

(3)	Represents restricted shares of the Company’s Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, including as described under “Chief Executive Officer Compensation” above and “Compensation Plans and Arrangements” below, 75% of these restricted shares are scheduled to vest on November 5, 2040, the date on which Mr. Nahmad will reach the age of 62 (subject to accelerated vesting with respect to 50% of such shares under certain circumstances), and the balance of these restricted shares is scheduled to vest in four equal annual installments during November 2022, 2023, 2024 and 2025.

(4)	Represents restricted stock units, each of which represents a contingent right to receive one share of the Company’s Common Stock upon vesting. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock unit agreement, including as described below under “Compensation Plans and Arrangements,” these restricted stock units are scheduled to vest on November 3, 2030 (subject to an accelerated vesting schedule for 50% of such shares if the Company’s total consolidated revenues for four consecutive fiscal quarters, in the aggregate, equals or exceeds a certain specified amount, which would represent an approximately 50% increase in total revenues compared to the Company’s consolidated revenues for the fiscal year ended June 30, 2020).

(5)	Represents restricted shares of the Company’s Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, including as described below under “Compensation Plans and Arrangements,” these restricted shares are scheduled to vest on June 2, 2027.

(6)	Represents restricted shares of the Company’s Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, including as described below under “Compensation Plans and Arrangements,” these restricted shares are scheduled to vest on October 28, 2029.

(7)	Represents restricted shares of the Company’s Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, including as described below under “Compensation Plans and Arrangements,” 6,468 of these restricted shares are scheduled to vest on February 12, 2026, the date on which Mr. Lazar will reach the age of 62 (subject to an accelerated vesting schedule for 50% of such shares if the Company’s total consolidated revenues for four consecutive fiscal quarters, in the aggregate, equals or exceeds a certain specified amount, which would represent an approximately 50% increase in total revenues compared to the Company’s consolidated revenues for the fiscal year ended June 30, 2020), and the balance of these restricted shares is scheduled to vest in three remaining equal annual installments during November 2022, 2023 and 2024.

(8)	Represents restricted shares of the Company’s Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, including as described below under “Compensation Plans and Arrangements,” 75% of these restricted shares are scheduled to vest on September 10, 2031, and the balance of these restricted shares is scheduled to vest on September 10, 2025.

As previously described, in addition to the restricted stock awards set forth in the table above, during September 2022, the Company, upon the approval of the Compensation Committee, granted (a) a restricted stock award of 202,430 shares of the Company's Common Stock to Mr. Nahmad, (b) a restricted stock award of 20,242 shares of the Company's Common Stock to Mr. Lazar, and (c) 40,486 restricted stock units to Mr. Marks. Subject to the terms and conditions of the Company's Equity Incentive Plan and the applicable award agreements, the restricted stock awards and restricted stock units granted to the Named Executive Officers during September 2022 are in each case scheduled to vest 50% on the ten-year anniversary of the grant date and 50% in four, equal annual installments commencing in September 2023.

Compensation Plans and Arrangements

As described above, no Named Executive Officer is a party to an employment agreement with the Company. In addition, the Company has no plans or arrangements with any Named Executive Officer which provide for the payment of retirement benefits, or benefits that would be paid primarily following retirement, other than the Company’s participatory Section 401(k) Profit Sharing Plan, a deferred compensation plan under which the Company currently matches 50% of employee contributions up to 6% of an eligible employee’s yearly compensation on a discretionary basis. Such compensation is tax deferred under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Further, the Company has no contracts, agreements, plans or arrangements that provide for the payment in the future to any Named Executive Officer following or in connection with his resignation, termination of employment, or a change in control of the Company. However, outstanding restricted stock awards and units of the Company’s Common Stock, including those granted to the Named Executive Officers, will accelerate and immediately vest, to the extent not previously vested or forfeited, in the event of the award holder’s death or Disability (as defined in the restricted stock award or unit agreements). In addition, pursuant to the Company’s Equity Incentive Plan, such restricted stock awards and units may, in the discretion of the Compensation Committee, accelerate and immediately vest, to the extent not previously vested or forfeited, upon a Change in Control of the Company (as defined in the Company’s Equity Incentive Plan). In the event that vesting is accelerated, any unrecognized stock-based compensation expense would be immediately recognized. Had the restricted stock awards and units held by the Named Executive Officers as of June 30, 2022 vested upon their death or Disability or upon a Change in Control of the Company, in each case, occurring on June 30, 2022, the value of the accelerated vesting would have been $10.1 million (based on the closing price of the Company’s Common Stock on the NYSE American on June 30, 2022) and the Company would have recognized $17.9 million of stock-based compensation.

Director Compensation

The Compensation Committee, with the input and assistance of the Company’s Chief Executive Officer, recommends director compensation to the full Board of Directors. The Board of Directors approves director compensation based on factors it considers to be appropriate, market conditions and trends, and the recommendation of the Compensation Committee.

The compensation program for the Company’s non-employee directors is intended to assist the Company in attracting and retaining qualified directors, reward non-employee directors for their service on the Board and its committees through both equity awards and cash fees, and align the interests of the non-employee directors with those of stockholders. Pursuant to the program, each non-employee director currently receives annually a grant of $50,000 of restricted stock units (based on the closing price of the Company’s Common Stock on the date of grant), which generally vest in four equal annual installments beginning on the first anniversary of the grant date. The restricted stock units are granted under, and subject to, the Company’s Equity Incentive Plan and related restricted stock unit agreements. In addition, the Company’s compensation program for its non-employee directors also includes a cash component, pursuant to which (i) each non-employee director currently receives an annual cash fee of $5,000, (ii) the Chairman of the Audit Committee currently receives an additional annual cash fee of $12,000 (which was increased from $10,000 during December 2021), (iii) each other member of the Audit Committee currently receives an additional annual cash fee of $4,000 (which was increased from $2,500 during December 2021), (iv) the Chairman of the Compensation Committee currently receives an additional annual cash fee of $7,500 (which was increased from $5,000 during December 2021), and (v) each other member of the Compensation Committee currently receives an additional annual cash fee of $5,000 (which was increased from $3,500 during December 2021).

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

Director Compensation Table – Fiscal 2022

The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors during fiscal 2022 in consideration for his service on the Board and its committees during the year.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
David Blyer	$9,250	$50,000	-	-	-	-	$59,250
Glen Kruger	$8,250	$50,000	-	-	-	-	$58,250
Timothy P. LaMacchia	$16,000	$50,000	-	-	-	-	$66,000
Hal M. Lucas	$11,250	$50,000	-	-	-	-	$61,250

(1)	Represents the grant date fair value of the restricted stock units granted to each of Messrs. Blyer, Kruger, LaMacchia and Lucas during December 2021. The restricted stock units granted to each such non-employee director cover a total of 1,584 shares and are scheduled to vest in equal annual installments on the first, second, third and fourth anniversary of the grant date. Assumptions used in the calculation of the grant date fair value of these restricted stock units are included in in Note 20 to the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the SEC on September 13, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates, as of October 24, 2022, information about the beneficial ownership of the Company’s Common Stock by (i) each director of the Company, (ii) each Named Executive Officer of the Company, (iii) all directors and executive officers of the Company as of October 24, 2022 as a group and (iv) each person who the Company knows beneficially owns more than 5% of the Company’s Common Stock outstanding, plus shares deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act. All such shares were owned directly with sole voting and investment power unless otherwise indicated. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of the Company’s Common Stock which he or she has or shares, directly or indirectly, voting or investment power, or which he or she has the right to acquire beneficial ownership of at any time within 60 days after October 24, 2022. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, shares. Except as otherwise indicated, the address of each beneficial owner named in the table below is c/o EVI Industries, Inc., 4500 Biscayne Blvd., Suite 340, Miami, Florida 33137.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Symmetric Capital LLC	2,838,194		20.6%

Symmetric Capital II LLC	1,290,323		9.4%
Henry M. Nahmad	5,293,519	(1)	38.4%
Dennis Mack 2331 Tripaldi Way Hayward, CA 94545	1,022,495		7.4%

Tom Marks 2331 Tripaldi Way Hayward, CA 94545	1,022,495	(2)	7.4%
David Blyer	4,563	(3)	*
Glen Kruger	1,335	(3)	*
Timothy P. LaMacchia	4,250	(3)	*
Hal M. Lucas	3,063	(3)	*
Robert H. Lazar	63,625	(4)	*
Conestoga Capital Advisors, LLC(5) 550 E. Swedesford Rd. Ste 120 Wayne, PA 19087	1,148,042		8.3%

All directors and executive officers as of October 24, 2022 as a group (8 persons)	7,419,470	(1)(3)(4)(6)	53.9%

* Less than one percent of class.

(1)	Includes (a) the 2,838,194 shares and 1,290,323 shares beneficially owned by Symmetric Capital and Symmetric Capital II, respectively, all of which Mr. Nahmad may be deemed to have voting and investment power over as a result of his position as Manager of such entities, and (b) 1,106,966 shares subject to restricted stock awards granted to Mr. Nahmad which have not yet vested but as to which Mr. Nahmad has voting power. Mr. Nahmad does not have investment power over any such restricted shares.

(2)	Shares are beneficially owned by Mr. Marks indirectly through a family trust and trusts for the benefit of his children.

(3)	Includes, for each director, 1,250 shares which are covered by restricted stock units granted to such director that are scheduled to vest within 60 days after October 24, 2022. Also includes, for each of Mr. Blyer, Mr. LaMacchia and Mr. Lucas, 343 shares subject to restricted stock awards previously granted to such director which have not yet vested but as to which such director has voting power. No director has investment power over any such restricted shares.

(4)	Includes 63,218 shares subject to restricted stock awards previously granted to Mr. Lazar which have not yet vested but as to which Mr. Lazar has voting power. Mr. Lazar does not have investment power over any such restricted shares.

(5)	The address and share ownership information is based on the Schedule 13G/A filed by Conestoga Capital Advisors with the SEC on January 10, 2022. Conestoga Capital Advisors disclosed in such Schedule 13G/A that it has sole voting power over 1,110,837 of such shares and sole dispositive power over all 1,148,042 of the shares.

(6)	In addition to the shares beneficially owned by the Company’s directors and executive officers as listed in this table, the Company’s Board of Directors also has the power to direct the voting of an additional 1,541,293 shares of the Company’s Common Stock pursuant to stockholders agreements entered into in connection with business acquisitions previously effected by the Company. Including these shares, the Company’s directors and executive officers, and the Company’s Board of Directors, collectively have voting power over shares representing approximately 65.1% of the total voting power of the Company.

Equity Compensation Plan Information

Information required by Item 12 of Form 10-K with respect to the Company equity compensation plans is set forth under Item 12 of Part III of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the SEC on September 13, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Controlled Company

The Company’s executive officers and directors, including the Company’s Board of Directors pursuant to stockholders agreements entered into in connection with business acquisitions previously effected by the Company, may be deemed beneficially own and have the power to vote a total of 8,960,763 shares of the Company’s Common Stock, which represents approximately 65.1% of the total voting power of the Company. Included in these shares are a total of 5,293,519 shares which Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, beneficially owns and has the power to vote, which includes (i) shares held directly by Mr. Nahmad, (ii) shares held by Symmetric Capital and Symmetric Capital II, which Mr. Nahmad, as the Manager of each such entity, has the power to vote, and (iii) restricted shares previously granted to Mr. Nahmad which he has the power to vote. Accordingly, the Company’s management, including Mr. Nahmad and the Company’s Board of Directors, collectively have the voting power to control the election of the Company’s directors and any other matter requiring the affirmative vote or consent of a majority of the outstanding shares of the Company’s Common Stock.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to the Company by BDO USA, LLP (“BDO”), the Company’s independent registered public accounting firm for the fiscal years ended June 30, 2022 and 2021.

	For the fiscal year ended June 30,
	2022	2021
Audit Fees	$835,200	$652,000
Audit-Related Fees	—	—
Tax Fees	177,700	238,800
All Other Fees	—	—
Total Fees	$1,012,900	$890,800

Audit Fees. Audit fees were for the audits of the Company’s annual consolidated financial statements for fiscal 2022 and 2021 included in the Company’s Annual Reports on Form 10-K for those fiscal years, and reviews of the Company’s quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q during such fiscal years. The audit fees for each fiscal year also include fees related to the auditor attestation of management’s report on internal control over financial reporting included in the Company’s Annual Report on Form 10-K for such fiscal year.

Tax Fees.  Tax fees were for services related to tax return preparation and tax advice.

All Other Fees.  No fees other than audit fees and tax fees were paid by the Company to BDO for fiscal 2022 or 2021.

In connection with the standards for independence of a company’s independent registered public accounting firm, the Audit Committee considered whether the provision of non-audit services by BDO was compatible with maintaining the independence of such firm in the conduct of its auditing functions.

It is the policy of the Audit Committee that all audit, audit-related, tax and other permissible non-audit services provided by the Company’s independent registered public accounting firm be pre-approved by the Audit Committee. It is expected that pre-approval will be for periods up to one year and be set forth in an engagement letter approved by the Audit Committee that applies to the particular services or category of services to be provided and subject to a specific budget. The policy also requires additional approval of any engagements that were previously approved but are anticipated to exceed the pre-approved fee budget level. The policy permits the Chairman of the Audit Committee to pre-approve services by the Company’s independent registered public accounting firm where the Company deems it necessary or advisable that such services commence prior to the next regularly scheduled meeting of the Audit Committee, provided that the Chairman of the Audit Committee is required to report to the full Audit Committee on any pre-approval determinations made in this manner at the next Audit Committee meeting. All of the services performed by the Company’s independent registered public accounting firm during fiscal 2022 and 2021 were pre-approved by the Audit Committee.

The Audit Committee has selected BDO to act as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2023. However, the Audit Committee has the right to select different auditors if it deems a change to be in the Company’s best interests.

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

Dated: October 28, 2022
	By:	/s/ Henry M. Nahmad
Henry M. Nahmad
Chairman, Chief Executive Officer and President