Form 10-Q
period 2022-09-30
EVI INDUSTRIES, INC.
filed 2022-11-08
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Biscayne Blvd., Suite 340, Miami, FL33137
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 12,546,890 shares outstanding as of November 2, 2022.

Index

PART I—FINANCIAL INFORMATION

Item 1.Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the three months ended September 30,
	2022	2021
Revenues	$83,428	$63,741
Cost of sales	58,923	46,102
Gross profit	24,505	17,639
Selling, general and administrative expenses	20,122	14,970
Operating income	4,383	2,669
Interest expense, net	377	115
Income before income taxes	4,006	2,554
Provision for income taxes	1,159	535

Net income	$2,847	$2,019

Net earnings per share – basic	$0.20	$0.15

Net earnings per share – diluted	$0.20	$0.15

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

ASSETS
	September 30, 2022 (Unaudited)	June 30, 2022
Current assets
Cash	$3,774	$3,974
Accounts receivable, net of allowance for doubtful accounts of $1.7 million and $1.6 million, respectively	44,320	43,014
Inventories, net	54,244	49,359
Vendor deposits	1,829	1,728
Contract assets	5,368	1,519
Other current assets	5,943	6,018
Total current assets	115,478	105,612

Equipment and improvements, net	12,941	13,033
Operating lease assets	7,151	7,480
Intangible assets, net	25,708	26,234
Goodwill	71,714	71,039
Other assets	8,054	7,370

Total assets	$241,046	$230,768

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	September 30, 2022 (Unaudited)	June 30, 2022
Current liabilities
Accounts payable and accrued expenses	$42,213	$42,026
Accrued employee expenses	9,379	8,508
Customer deposits	19,696	21,288
Contract liabilities	-	507
Current portion of operating lease liabilities	2,471	2,518
Total current liabilities	73,759	74,847

Deferred tax liabilities, net	4,798	4,666
Long-term operating lease liabilities	5,440	5,736
Long-term debt, net	35,843	27,840

Total liabilities	119,840	113,089

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; authorized shares - 20,000,000; 12,650,126 shares issued at September 30, 2022 and June 30, 2022, including shares held in treasury	316	316
Additional paid-in capital	98,224	97,544
Treasury stock, 127,801 shares at September 30, 2022 and June 30, 2022, at cost	(3,070)	(3,070)
Retained earnings	25,736	22,889
Total shareholders’ equity	121,206	117,679
Total liabilities and shareholders’ equity	$241,046	$230,768

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Three months ended September 30, 2022
	Common Stock		Additional Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2022	12,650,126	$316	$97,544	127,801	$(3,070)	$22,889	$117,679

Stock compensation	-	-	680	-	-	-	680

Net income	-	-	-	-	-	2,847	2,847
Balance at September 30, 2022	12,650,126	$316	$98,224	127,801	$(3,070)	$25,736	$121,206

	Three months ended September 30, 2021
	Common Stock		Additional Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2021	12,399,137	$310	$90,501	120,706	$(2,865)	$18,794	$106,740

Stock compensation	-	-	479	-	-	-	479

Net income	-	-	-	-	-	2,019	2,019
Balance at September 30, 2021	12,399,137	$310	$90,980	120,706	$(2,865)	$20,813	$109,238

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the three months ended
	September 30, 2022	September 30, 2021
Operating activities:
Net income	$2,847	$2,019
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,446	1,236
Amortization of debt discount	3	13
Provision for bad debt expense	103	108
Non-cash lease expense	(14)	100
Stock compensation	680	479
Inventory reserve	(136)	(31)
(Benefit) provision for deferred income taxes	132	(162)
Other	(36)	(14)
(Increase) decrease in operating assets:
Accounts receivable	(1,239)	(4,889)
Inventories	(4,162)	(3,895)
Vendor deposits	(101)	(43)
Contract assets	(3,849)	222
Other assets	(609)	(759)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	113	(2,453)
Accrued employee expenses	776	(318)
Customer deposits	(1,652)	983
Contract liabilities	(507)	(3,032)
Net cash used by operating activities	(6,205)	(10,436)
Investing activities:
Capital expenditures	(771)	(848)
Cash paid for acquisitions, net of cash acquired	(1,224)	-
Net cash used by investing activities	(1,995)	(848)
Financing activities:
Proceeds from long-term debt	15,000	15,000
Debt repayments	(7,000)	(7,000)
Net cash provided by financing activities	8,000	8,000
Net decrease in cash	(200)	(3,284)
Cash at beginning of period	3,974	6,057
Cash at end of period	$3,774	$2,773

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the three months ended
	September 30, 2022	September 30, 2021
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$371	$98
Cash paid during the period for income taxes	$794	$18

See Notes to Condensed Consolidated Financial Statements

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EVI Industries, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position, shareholders’ equity and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. The June 30, 2022 balance sheet information contained herein was derived from the Company’s audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and assumptions made may not prove to be correct, and actual results could differ from the estimates.

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

The COVID-19 pandemic has negatively impacted, and may continue to negatively impact, the Company’s business and results. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included as Item 2 of this Quarterly Report on Form 10-Q for additional information regarding the impact of, and uncertainties surrounding, the COVID-19 pandemic.

Note (2) – Summary of Significant Accounting Policies: There have been no material changes to the Company’s significant accounting policies from those described in Note 2 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

September 30, 2022

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

Note (4) – Acquisitions:

On September 1, 2022, the Company completed the acquisitions of Aldrich Clean-Tech Equipment Corp. (“ACT”), a Massachusetts-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, and K&B Laundry Service, LLC (“K&B”), a North Carolina-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The total consideration for these two acquisitions consisted of $1.2 million in cash, net of cash acquired, which the Company funded through borrowings under its credit facility. Fees and expenses related to these acquisitions, consisting primarily of legal and other professional fees, totaled approximately $102,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the quarter ended September 30, 2022. Each acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company allocated a total of $639,000 to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforces, as well as the expected benefits from the increased scale of the Company as a result of these acquisitions.

Note (5) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the three months ended September 30, 2022 and 2021 are computed as follows (in thousands, except per share data):

	For the three months ended September 30,
	2022 (Unaudited)	2021 (Unaudited)

Net income	$2,847	$2,019
Less: distributed and undistributed income allocated to unvested restricted common stock	351	176
Net income allocated to EVI Industries, Inc. shareholders	$2,496	$1,843
Weighted average shares outstanding used in basic earnings per share	12,522	12,278
Dilutive common share equivalents	4	381
Weighted average shares outstanding used in diluted earnings per share	12,526	12,659
Basic earnings per share	$0.20	$0.15
Diluted earnings per share	$0.20	$0.15

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

At September 30, 2022 and 2021, other than 1,758,733 shares and 1,175,163 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (6) - Debt: Long-term debt as of September 30, 2022 and June 30, 2022 are as follows (in thousands):

	September 30, 2022	June 30, 2022
Revolving credit facility	$36,000	$28,000
Less: unamortized discount and deferred financing costs	(157)	(160)
Total long-term debt, net	$35,843	$27,840

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

On May 6, 2022, the Company entered into an amendment to the Credit Agreement. The amendment amended the Credit Agreement to, among other things, extend the maturity date from November 2, 2023 to May 6, 2027 and, in connection with the phasing out of LIBOR, replace LIBOR with the Bloomberg Short-Term Bank Yield Index rate (the “BSBY rate”). As a result, borrowings (other than swingline loans) under the Credit Agreement bear interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) the BSBY rate plus a margin that ranges between 1.25% and 1.75% depending on the Company’s Consolidated Leverage Ratio or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At September 30, 2022, the Company was in compliance with its covenants under the Credit Agreement and $32.1 million was available to borrow under the revolving credit facility.

The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Note (7) - Leases:

Company as Lessee

As of September 30, 2022, the Company had 35 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2022 and 2030. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of September 30, 2022. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Total Operating Lease Obligations (in thousands)
2023 (remainder of)	$2,088
2024	1,982
2025	1,408
2026	972
2027	798
Thereafter	1,288
Total minimum lease payments	$8,536
Less: amounts representing interest	625
Present value of minimum lease payments	$7,911
Less: current portion	2,471
Long-term portion	$5,440

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The table below presents additional information related to the Company’s operating leases (in thousands):

	Three months ended September 30,
	2022	2021
Operating lease cost
Operating lease cost (1)	$773	$621
Short-term lease cost (1)	-	-
Variable lease cost (1)	18	35
Total lease cost	$791	$656

(1)	Expenses are classified within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

The table below presents lease-related terms and discount rates as of September 30, 2022:

September 30, 2022
Weighted average remaining lease terms
Operating leases	4.7 years
Weighted average discount rate
Operating leases	3.3%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the three months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	$773	$621
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$300	$610

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

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments Receivable	Amortization of Unearned Income	Net Investment in Sales Type Leases
2023 (remainder of)	$3,010	$1,814	$1,196
2024	3,131	1,891	1,240
2025	2,312	1,340	972
2026	1,660	840	820
2027	870	449	421
Thereafter	679	264	415
			$5,064*
* Excludes residual values of $2.7 million.

The total net investments in sales type leases, including stated residual values, as of September 30, 2022 and June 30, 2022 was $7.8 million and $7.7 million, respectively. The current portion of $1.6 million and $2.0 million is included in other current assets in the consolidated balance sheets as of September 30, 2022 and June 30, 2022, respectively, and the long term portion of $6.2 million and $5.7 million is included in other assets in the consolidated balance sheets as of September 30, 2022 and June 30, 2022, respectively.

Note (8) - Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of September 30, 2022 and June 30, 2022, the Company had net deferred tax liabilities of approximately $4.8 million and $4.7 million, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of September 30, 2022, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. During the three months ended September 30, 2022 and 2021, the Company’s accounting for income taxes in accordance with this standard did not result in a material adjustment to the Company’s provision for income taxes.

As of September 30, 2022, the Company was subject to potential federal and state tax examinations for the tax years 2018 through 2021.

Note (9) – Equity Plans:

Equity Incentive Plan

In November 2015, the Company’s stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”). During December 2020, the Company’s stockholders approved an amendment to the Plan to

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

During the three months ended September 30, 2022, restricted stock awards of a total of 222,672 shares and 93,789 restricted stock units were granted under the Plan. During the three months ended September 30, 2021, 10,303 restricted stock units were granted under the Plan. No restricted stock awards were granted under the Plan during the three months ended September 30, 2021. There were no restricted stock awards forfeited during either the three months ended September 30, 2022 or 2021. There were 376 and 8,327 restricted stock units forfeited during the three months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022, non-cash share-based compensation expense related to awards granted under the Plan totaled $680,000. For the three months ended September 30, 2021, non-cash share-based compensation expense related to awards granted under the Plan totaled $479,000.

As of September 30, 2022, the Company had $21.4 million and $10.7 million of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted-average period of 15.4 years and 10.7 years, respectively.

The following is a summary of non-vested restricted stock activity as of and for the three months ended September 30, 2022:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2022	1,026,183	$21.65	416,465	$26.75
Granted	222,672	16.30	93,789	14.73
Vested	-	-	-	-
Forfeited	-	-	(376)	10.63
Non-vested awards or units outstanding at September 30, 2022	1,248,855	$20.69	509,878	$24.55

Employee Stock Purchase Plan

During 2017, the Company’s stockholders approved the Company’s 2017 Employee Stock Purchase Plan, which, subject to the terms of the plan, allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The Company’s employee stock purchase plan provides for six-month offering periods ending on December 31 and June 30 of each year. No shares were issued under the Company’s employee stock purchase plan during the three months ended September 30, 2022 or 2021.

Note (10) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled $57,000 and $36,000 during the three months ended September 30, 2022 and 2021, respectively.

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $63,000 during each of the three months ended September 30, 2022 and 2021.

During February 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $4,000 during the initial term of this lease. In addition, during November 2018, AAdvantage entered into an additional lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under each of these leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $120,000 during each of the three months ended September 30, 2022 and 2021.

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, former President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $35,000 during each of the three months ended September 30, 2022 and 2021.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, former President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $15,000 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $46,000 during each of the three months ended September 30, 2022 and 2021.

Index

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

During November 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, LLC (“Yankee Equipment Systems”), entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments are $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $36,000 and $35,000 during the three months ended September 30, 2022 and 2021, respectively.

During February 2022, the Company’s wholly-owned subsidiary, Consolidated Laundry Equipment, LLC (“Consolidated Laundry Equipment”), entered into two lease agreements pursuant to which it leases a total of 20,300 square feet of warehouse and office space from an affiliate of William Kincaid, President of Consolidated Laundry Equipment. Monthly base rental payments total $20,000 during the initial terms of the leases. In addition to base rent, Consolidated Laundry Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $60,000 during the three months ended September 30, 2022.

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. At September 30, 2022 and June 30, 2022, no such performance or payment bonds were outstanding.

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

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2022	$71,039
Goodwill from acquisitions (1)	639
Working capital adjustments (2)	36
Balance at September 30, 2022	$71,714

(1)	Relates to the two acquisitions consummated during September 2022, as described in Note 4, “Acquisitions.”
(2)	Represents working capital adjustments related to business acquisitions consummated by the Company during the fiscal year ended June 30, 2022.

Note (13) – Subsequent Events:

On November 1, 2022, the Company, indirectly through a wholly-owned subsidiary, acquired substantially all of the assets of Wholesale Commercial Equipment Company SE, LLC (“Wholesale Commercial Equipment”), an Alabama-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. In connection with the transaction, the Company, indirectly through its wholly-owned subsidiary, also assumed certain of the liabilities of Wholesale Commercial Equipment. The consideration paid by the Company in connection with the transaction was not material to the Company on a consolidated basis. The financial condition and results of operations of Wholesale Commercial Equipment subsequent to the November 1, 2022 closing date of the transaction will be included in the Company’s consolidated financial statements commencing with the quarter ending December 31, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; credit market volatility; risks related to supply chain delays and disruptions and the impact they may have on the Company’s business and results, including the Company’s ability to deliver products and services to its customers on a timely basis; risks relating to inflation, including the current inflationary trend, and the impact of inflation on the Company’s costs and its ability to increase the price of its products and services to offset such costs, and on the market for the Company’s products and services; risks related to labor shortages and increases in the costs of labor, and the impact thereof on the Company, including its ability to deliver or service products or otherwise meet customers’ expectations; risks relating to the COVID-19 pandemic and the impact thereof on the Company and its business, financial condition, liquidity and results and on the Company’s suppliers and customers, including risks related to potential audits of the loans received by the Company and certain of its subsidiaries under the Payroll Protection Program notwithstanding the previous forgiveness of the loans, and risks associated with vaccine mandates, including the potential loss of employees, fines for noncompliance and loss of, or future inability to secure, certain contracts, including with the federal government; risks associated with international relations and international hostilities, including actions of foreign governments and the impact thereof on economic conditions, including supply chain constraints and inflationary trends; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s ”buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic transactions, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts,

Index

accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expand to the extent anticipated, or at all; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from delays in installation or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, expenses associated with the Company’s implementation of its enterprise resource planning system, and other investments, initiatives and expenses, may not result in the benefits anticipated; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

Index

Growth Strategy

During 2015, the Company implemented a “buy-and-build” growth strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The Company generally seeks to structure acquisitions to include both cash and stock consideration. Acquisitions are effected through a wholly-owned subsidiary which acquires the business or assets of the acquired company, whether by an asset purchase or merger, and operates the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumes certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements. As described in greater detail in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, on September 1, 2022, the Company acquired Aldrich Clean-Tech Equipment Corp. (“ACT”), a Massachusetts-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, and K&B Laundry Service, LLC (“K&B”), a North Carolina-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The financial condition and results of operations of ACT and K&B subsequent to the September 1, 2022 closing date of each acquisition are included in the Company’s consolidated financial statements for the quarter ending September 30, 2022. See also Note 13 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for information regarding the acquisition of Wholesale Commercial Equipment Company SE, LLC which was consummated on November 1, 2022.

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

Index

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

Results of Operations

Three-Month Period Ended September 30, 2022 Compared to the Three-Month Period Ended September 30, 2021

Revenues

Revenues for the three-month period ended September 30, 2022 increased $19.7 million, or 31%, compared to the same period of the prior fiscal year. The increase in revenue is primarily attributable to continued improved conditions in connection with the recovery from the COVID-19 pandemic during the period and the completion during the period of projects previously delayed by the pandemic. Additionally, the increase in revenues was partially attributable to price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating costs, as well as the revenues generated by the businesses acquired by the Company during fiscal

Index

2022 (primarily Consolidated Laundry Equipment, Inc. and Central Equipment Company, LLC, which was acquired during February 2022) and the three-month period ended September 30, 2022.

Gross Profit

Gross profit for the three-month period ended September 30, 2022 increased $6.9 million, or 39%, compared to the same period of the prior fiscal year. The increase was primarily the result of increased revenues and more favorable product and customer mix. The increase is also attributable to the Company’s efforts to drive higher margin sales opportunities from promoting solution selling as a value-added distributor. This resulted in an increase in gross margins from 27.7% for the three-month period ended September 30, 2021 to 29.4% for the three-month period ended September 30, 2022.

Selling, General and Administrative Expenses

Operating expenses increased by approximately $5.2 million, or 34%, for the three-month period ended September 30, 2022 compared to the same period of the prior fiscal year. The increase is primarily attributable to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in selling costs, including commissions, from increases in revenues during the period, and (c) increases in depreciation and amortization and stock compensation.

Interest Expense, Net

Interest expense for the three month period ended September 30, 2022 was $377,000 compared to $115,000 for the same period of the prior fiscal year. The increase in interest expense was attributable primarily to the increase in the average effective interest rate incurred on outstanding borrowings.

Income Taxes

The Company’s effective tax rate was 28.9% for the three-month period ended September 30, 2022 compared to 20.9% for the same period of the prior fiscal year. The increase in the effective tax rate is attributable to an increase in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation.

Net Income

Net income for the three months ended September 30, 2022 was $2.8 million compared to net income of $2.0 million for the same period of the prior fiscal year. The increase in net income was attributable primarily to the increase in revenue and the resulting gross profit, partially offset by an increase in selling, general and administrative expenses, all as described in further detail above.

Consolidated Financial Condition

The Company’s total assets increased from $230.8 million at June 30, 2022 to $241.0 million at September 30, 2022. The increase in total assets was primarily attributable to an increase in current assets, as described below under “Liquidity and Capital Resources - Working Capital.” The Company’s total liabilities increased from $113.1 million at June 30, 2022 to $119.8 million at September 30, 2022, which was primarily attributable to an increase in accounts payable and accrued expenses and long-term debt, partially offset by a decrease in customer deposits. The increase in long-term debt was attributable to borrowings under the Company’s credit facility in excess of optional repayments. The changes in current liabilities, including the increase in accounts payable and accrued expenses and the decrease in customer deposits, are described under “Liquidity and Capital Resources - Working Capital” below.

Index

Liquidity and Capital Resources

For the three-month period ended September 30, 2022, cash decreased by approximately $200,000 compared to a decrease of approximately $3.3 million during the three-month period ended September 30, 2021. The Company’s primary sources of cash are sales and borrowings under its credit facility. The Company’s primary uses of cash are purchases of the products sold by the Company, employee related costs, and the cash consideration paid in connection with business acquisitions.

Working Capital

Working capital increased from $30.8 million at June 30, 2022 to $41.7 million at September 30, 2022, primarily reflecting increases in inventory, accounts receivable and contract assets, and decreases in customer deposits, partially offset by increases in accounts payable and accrued expenses. The increase in inventory was primarily due to warehousing of inventory staged for fulfillment of contractual orders where either the customer is not ready to receive delivery of the product or only partial orders have been received from manufacturers as a result of continued supply chain constraints as well as increases in product costs. The increase in accounts receivable is due to increased sales and the timing of collections. The increase in contract assets is due in large part to the progress of certain large complex laundry projects for divisions of the federal government. The decrease in customer deposits was due primarily to fulfillment of certain orders which had been previously delayed in light of extended inventory lead times and supply chain constraints, as well as other delays, including construction or other delays which inhibited a customer’s ability to receive products, as described above. The increase in accounts payable and accrued expenses is due in large part to timing of vendor and other payments.

Cash Flows

The following table summarizes the Company’s cash flow activity for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Net cash provided (used) by:
Operating activities	$(6,205)	$(10,436)
Investing activities	$(1,995)	$(848)
Financing activities	$8,000	$8,000

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the three months ended September 30, 2022, operating activities used cash of $6.2 million compared to $10.4 million of cash used by operating activities during the three months ended September 30, 2021. This $4.2 million decrease in cash used by operating activities was primarily attributable to changes in working capital and an increase in net income. The changes in working capital include increases in cash used from operating activities from changes in operating assets such as accounts receivable and from changes in operating liabilities such as accounts payable and accrued expenses, contract liabilities and accrued employee expenses, partially offset by decreases to the cash used by operating activities from changes in operating assets such as contract assets and from changes in operating liabilities such as customer deposits.

Index

Investing Activities

Net cash used in investing activities increased $1.1 million to $2.0 million during the three months ended September 30, 2022 compared to $848,000 during the three months ended September 30, 2021. This $1.1 million increase was attributable primarily to an increase in cash used in connection with acquisitions, partially offset by a decrease in capital expenditures.

Financing Activities

For both the three months ended September 30, 2022 and 2021, financing activities provided cash of $8.0 million. The $8.0 million in cash provided by financing activities was attributable to proceeds from borrowings during both the three months ended September 30, 2022 and 2021 in excess of optional debt payments to fund changes in working capital in each such period.

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

On May 6, 2022, the Company entered into an amendment to the Credit Agreement. The amendment amended the Credit Agreement to, among other things, extend the maturity date from November 2, 2023 to May 6, 2027 and, in connection with the phasing out of LIBOR, replace LIBOR with the Bloomberg Short-Term Bank Yield Index rate (the “BSBY rate”). As a result, borrowings (other than swingline loans) under the Credit Agreement bear interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) the BSBY rate plus a margin that ranges between 1.25% and 1.75% depending on the Company’s Consolidated Leverage Ratio or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At September 30, 2022, the Company was in compliance with its covenants under the Credit Agreement and $32.1 million was available to borrow under the revolving credit facility.

Index

The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

The Company believes that its existing cash, anticipated cash from operations and funds available under the Company’s Credit Agreement will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and thereafter. The Company may also seek to raise funds through the issuance of equity and/or debt securities or the incurrence of additional secured or unsecured indebtedness, including in connection with acquisitions or other transactions pursued by the Company as part of its “buy-and-build” growth strategy.

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at September 30, 2022.

Inflation

Inflation did not have a significant effect on the Company’s results during any of the reported periods. However, the Company faces risks relating to inflation, including the current inflationary trend, which may have an adverse impact on the market for the Company’s products and services, including that there is no assurance that the Company will be able to effectively increase the price of its products and services to offset increased costs.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled $57,000 and $36,000 during the three months ended September 30, 2022 and 2021, respectively.

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $63,000 during each of the three months ended September 30, 2022 and 2021.

During February 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases a total of 5,000 square feet of

Index

warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments are $4,000 during the initial term of this lease. In addition, during November 2018, AAdvantage entered into an additional lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under each of these leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $120,000 during each of the three months ended September 30, 2022 and 2021.

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, former President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $35,000 during each of the three months ended September 30, 2022 and 2021.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, former President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $15,000 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $46,000 during each of the three months ended September 30, 2022 and 2021.

During November 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, LLC (“Yankee Equipment Systems”), entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments are $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $36,000 and $35,000 during the three months ended September 30, 2022 and 2021, respectively.

During February 2022, the Company’s wholly-owned subsidiary, Consolidated Laundry Equipment, LLC (“Consolidated Laundry Equipment”), entered into two lease agreements pursuant to which it leases a total of 20,300 square feet of warehouse and office space from an affiliate of William Kincaid, President of Consolidated Laundry Equipment. Monthly base rental payments total $20,000 during the initial terms of the leases. In addition to base rent, Consolidated Laundry Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $60,000 during the three months ended September 30, 2022.

Index

Critical Accounting Policies

In connection with the preparation of its financial statements, the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements remain unchanged from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Recently Issued Accounting Guidance

See Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of recently issued accounting guidance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As of September 30, 2022, interest on borrowings under the Company’s Credit Agreement accrued at a rate, at the Company’s election at the time of borrowing, equal to (a) the BSBY rate plus a margin that ranged from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points, plus a margin that ranged from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of September 30, 2022, the Company had approximately $36.0 million of outstanding borrowings under the Credit Agreement with a weighted average interest rate of 3.95%. Based on the amounts outstanding at September 30, 2022, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $360,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at September 30, 2022 or June 30, 2022.

The Company’s cash is maintained in bank accounts which bear interest at prevailing interest rates. At September 30, 2022, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and

Index

15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in, or subject to, legal and regulatory claims, proceedings, demands or actions arising in the ordinary course of business. There have been no material changes with respect to such matters from the disclosure included in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 1A.	Risk Factors

There have been no material changes in the risk factors that the Company faces from those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

Date: November 8, 2022		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer