Form 10-Q
period 2022-12-31
EVI INDUSTRIES, INC.
filed 2023-02-09
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 12,566,322 shares outstanding as of February 2, 2023.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the six months ended December 31,		For the three months ended December 31,
	2022	2021	2022	2021

Revenues	$166,066	$124,443	$82,638	$60,702
Cost of sales	116,749	89,997	57,826	43,895
Gross profit	49,317	34,446	24,812	16,807
Selling, general and administrative expenses	41,290	30,806	21,168	15,836
Operating income	8,027	3,640	3,644	971
Interest expense, net	1,002	265	625	150
Income before income taxes	7,025	3,375	3,019	821
Provision for income taxes	1,954	828	795	293
Net income	$5,071	$2,547	$2,224	$528
Net earnings per share – basic	$0.35	$0.19	$0.16	$0.04
Net earnings per share – diluted	$0.35	$0.18	$0.15	$0.04

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except as otherwise noted)

ASSETS
	December 31, 2022 (Unaudited)	June 30, 2022
Current assets
Cash	$4,383	$3,974
Accounts receivable, net of allowance for doubtful accounts of $1.8 million and $1.6 million, respectively	38,577	43,014
Inventories, net	60,088	49,359
Vendor deposits	2,208	1,728
Contract assets	8,780	1,519
Other current assets	6,820	6,018
Total current assets	120,856	105,612
Equipment and improvements, net	13,123	13,033
Operating lease assets	6,753	7,480
Intangible assets, net	25,181	26,234
Goodwill	72,895	71,039
Other assets	7,925	7,370
Total assets	$246,733	$230,768

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31, 2022 (Unaudited)	June 30, 2022
Current liabilities
Accounts payable and accrued expenses	$42,175	$42,026
Accrued employee expenses	8,320	8,508
Customer deposits	22,317	21,288
Contract liabilities	—	507
Current portion of operating lease liabilities	2,446	2,518
Total current liabilities	75,258	74,847

Deferred tax liabilities, net	4,844	4,666
Long-term operating lease liabilities	5,051	5,736
Long-term debt, net	36,852	27,840

Total liabilities	122,005	113,089

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 12,697,444 shares issued at December 31, 2022 and 12,650,126 shares issued at June 30, 2022, including shares held in treasury	317	316
Additional paid-in capital	99,587	97,544
Treasury stock, 131,122 shares at December 31, 2022 and 127,801 shares at June 30, 2022, at cost	(3,136)	(3,070)
Retained earnings	27,960	22,889
Total shareholders’ equity	124,728	117,679
Total liabilities and shareholders’ equity	$246,733	$230,768

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Six months ended December 31, 2022
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2022	12,650,126	$316	$97,544	127,801	$(3,070)	$22,889	$117,679

Share repurchases	—	—	—	3,321	(66)	—	(66)

Vesting of restricted shares	20,465	—	—	—	—	—	—

Issuances of shares under employee stock purchase plan	2,610	—	59	—	—	—	59

Issuances of shares in connection with acquisitions	24,243	1	502	—	—	—	503

Stock compensation	—	—	1,482	—	—	—	1,482

Net income	—	—	—	—	—	5,071	5,071
Balance at December 31, 2022	12,697,444	$317	$99,587	131,122	$(3,136)	$27,960	$124,728

	Three months ended December 31, 2022
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at September 30, 2022	12,650,126	$316	$98,224	127,801	$(3,070)	$25,736	$121,206

Share repurchases	—	—	—	3,321	(66)	—	(66)

Vesting of restricted shares	20,465	—	—	—	—	—	—

Issuances of shares under employee stock purchase plan	2,610	—	59	—	—	—	59

Issuances of shares in connection with acquisitions	24,243	1	502	—	—	—	503

Stock compensation	—	—	802	—	—	—	802

Net income	—	—	—	—	—	2,224	2,224
Balance at December 31, 2022	12,697,444	$317	$99,587	131,122	$(3,136)	$27,960	$124,728

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Six months ended December 31, 2021
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2021	12,399,137	$310	$90,501	120,706	$(2,865)	$18,794	$106,740

Share repurchases	—	—	—	4,000	(142)	—	(142)

Vesting of restricted shares	8,643	—	—	—	—	—	—

Issuances of shares under employee stock purchase plan	2,008	—	59	—	—	—	59

Stock compensation	8,287	—	1,320	—	—	—	1,320

Net income	—	—	—	—	—	2,547	2,547
Balance at December 31, 2021	12,418,075	$310	$91,880	124,706	$(3,007)	$21,341	$110,524

	Three months ended December 31, 2021
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at September 30, 2021	12,399,137	$310	$90,980	120,706	$(2,865)	$20,813	$109,238

Share repurchases	—	—	—	4,000	(142)	—	(142)

Vesting of restricted shares	8,643	—	—	—	—	—	—

Issuances of shares under employee stock purchase plan	2,008	—	59	—	—	—	59

Stock compensation	8,287	—	841	—	—	—	841

Net income	—	—	—	—	—	528	528
Balance at December 31, 2021	12,418,075	$310	$91,880	124,706	$(3,007)	$21,341	$110,524

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31, 2022	December 31, 2021
Operating activities:
Net income	$5,071	$2,547
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	2,912	2,476
Amortization of debt discount	12	27
Provision for bad debt expense	263	137
Non-cash lease expense	(30)	91
Stock compensation	1,482	1,320
Inventory reserve	(250)	(178)
Provision for deferred income taxes	178	424
Other	(183)	(14)
(Increase) decrease in operating assets:
Accounts receivable	4,501	(580)
Inventories	(9,166)	(7,790)
Vendor deposits	(480)	(727)
Contract assets	(7,261)	328
Other assets	(1,328)	(1,080)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(519)	140
Accrued employee expenses	(290)	(1,196)
Customer deposits	723	6,310
Contract liabilities	(507)	(3,232)
Net cash used by operating activities	(4,872)	(997)
Investing activities:
Capital expenditures	(1,838)	(1,973)
Cash paid for acquisitions, net of cash acquired	(1,874)	—
Net cash used by investing activities	(3,712)	(1,973)
Financing activities:
Proceeds from long-term debt	32,000	25,000
Debt repayments	(23,000)	(22,000)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(66)	(142)
Issuances of common stock under employee stock purchase plan	59	59
Net cash provided by financing activities	8,993	2,917
Net increase (decrease) in cash	409	(53)
Cash at beginning of period	3,974	6,057
Cash at end of period	$4,383	$6,004

 See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31, 2022	December 31, 2021
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$942	$238
Cash paid during the period for income taxes	$888	$261

Supplemental disclosures of non-cash financing activities:
Common stock issued for acquisitions	$503	$—

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

The Company’s growth strategy includes organic growth initiatives and business acquisitions pursuant to the Company’s “buy-and-build” growth strategy.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Note (4) – Acquisitions:

On September 1, 2022, the Company completed the acquisitions of Aldrich Clean-Tech Equipment Corp. (“ACT”), a Massachusetts-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, and K&B Laundry Service, LLC (“K&B”), a North Carolina-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The total consideration for these two acquisitions consisted of approximately $1.2 million in cash, net of cash acquired, which the Company funded through borrowings under its credit facility. Fees and expenses related to these acquisitions, consisting primarily of legal and other professional fees, totaled approximately $102,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statements of operations for the three and six months ended December 31, 2022. Each acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company allocated a total of $639,000 to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforces, as well as the expected benefits from the increased scale of the Company as a result of these acquisitions.

On November 1, 2022, the Company acquired substantially all of the assets of Wholesale Commercial Laundry Equipment Company SE, LLC (“WCL”), an Alabama-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. In connection with the transaction, the Company also assumed certain of the liabilities of WCL. The consideration paid by the Company in connection with the acquisition consisted of $650,000 in cash and 24,243 shares of the Company’s common stock, with an acquisition date fair value of approximately $503,000. Fees and expenses related to the acquisition, consisting primarily of legal and other professional fees, totaled approximately $31,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the three and six months ended December 31, 2022. The acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The Company allocated $1,034,000 to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce, as well as the expected benefits from the increased scale of the Company as a result of the acquisition.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

Note (5) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the six and three months ended December 31, 2022 and 2021 are computed as follows (in thousands, except per share data):

	For the six months ended December 31,		For the three months ended December 31,
	2022 (Unaudited)	2021 (Unaudited)	2022 (Unaudited)	2021 (Unaudited)

Net income	$5,071	$2,547	$2,224	$528
Less: distributed and undistributed income allocated to unvested restricted common stock	621	249	272	52
Net income allocated to EVI Industries, Inc. shareholders	$4,450	$2,298	$1,952	$476
Weighted average shares outstanding used in basic earnings per share	12,545	12,281	12,534	12,283
Dilutive common share equivalents	237	432	120	485
Weighted average shares outstanding used in diluted earnings per share	12,782	12,713	12,654	12,768
Basic earnings per share	$0.35	$0.19	$0.16	$0.04
Diluted earnings per share	$0.35	$0.18	$0.15	$0.04

At December 31, 2022 and 2021, other than 1,754,588 shares and 1,334,034 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

Note (6) – Debt: Long-term debt as of December 31, 2022 and June 30, 2022 are as follows (in thousands):

	December 31, 2022	June 30, 2022
Revolving credit facility	$37,000	$28,000
Less: unamortized discount and deferred financing costs	(148)	(160)
Total long-term debt, net	$36,852	$27,840

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

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At December 31, 2022, the Company was in compliance with its covenants under the Credit Agreement and $38.8 million was available to borrow under the revolving credit facility.

The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

Note (7) - Leases:

Company as Lessee

As of December 31, 2022, the Company had 34 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2023 and 2030. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of December 31, 2022. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Total Operating Lease Obligations (in thousands)
2023 (remainder of)	$1,496
2024	2,055
2025	1,446
2026	988
2027	798
Thereafter	1,288
Total minimum lease payments	$8,071
Less: amounts representing interest	574
Present value of minimum lease payments	$7,497
Less: current portion	2,446
Long-term portion	$5,051

The table below presents additional information related to the Company’s operating leases (in thousands):

	Six months ended December 31,		Three months ended December 31,
	2022	2021	2022	2021
Operating lease expense
Operating lease cost	$1,616	$1,248	$843	$627
Variable lease cost	144	138	126	103
Total operating lease expense (1)	$1,760	$1,386	$969	$730

(1)	Expenses are classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

The table below presents lease-related terms and discount rates as of December 31, 2022:

December 31, 2022
Weighted average remaining lease terms
Operating leases	4.5 years
Weighted average discount rate
Operating leases	3.3%

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the six months ended December 31, 2022 and 2021 (in thousands):

	Six months ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	$1,616	$1,248
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$524	$610

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

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments Receivable	Amortization of Unearned Income	Net Investment in Sales Type Leases
2023 (remainder of)	$2,134	$1,316	$818
2024	3,398	2,139	1,259
2025	2,595	1,562	1,033
2026	1,988	1,040	948
2027	1,232	586	646
Thereafter	888	394	494
			$5,198	*

* Excludes residual values of $2.7 million.

The total net investments in sales type leases, including stated residual values, as of December 31, 2022 and June 30, 2022 was $7.9 million and $7.7 million, respectively. The current portion of $1.8 million and $2.0 million is included in other current assets in the consolidated balance sheets as of December 31, 2022 and June 30, 2022, respectively, and the long term portion of $6.1 million and $5.7 million is included in other assets in the consolidated balance sheets as of December 31, 2022 and June 30, 2022, respectively.

Note (8) - Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of December 31, 2022 and June 30, 2022, the Company had net deferred tax liabilities of approximately $4.8 million and $4.7 million, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of December 31, 2022, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s accounting for income taxes in accordance with this standard did not result in a material adjustment to the Company’s provision for income taxes during the three or six months ended December 31, 2022 or 2021.

As of December 31, 2022, the Company was subject to potential federal and state tax examinations for the tax years 2018 through 2021.

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

During the six months ended December 31, 2022, restricted stock awards of a total of 222,672 shares and 110,109 restricted stock units were granted under the Plan. During the three months ended December 31, 2022, a total of 16,320 restricted stock units were granted under the Plan. No restricted stock awards were granted under the Plan during the three months ended December 31, 2022. During the six months ended December 31, 2021, restricted stock awards of a total of 134,612 shares, 56,423 restricted stock units, and 8,287 stock awards were granted under the Plan. Stock awards represent shares of the Company’s common stock issued under the Plan which are held by the recipient upon grant without any future risk of forfeiture. During the three months ended December 31, 2021, restricted stock awards of a total of 124,309 shares, 56,423 restricted stock units, and 8,287 stock awards were granted under the Plan. There were no restricted stock awards forfeited during either the six or three months ended December 31, 2022. During the six and three months ended December 31, 2021, restricted stock awards of a total of 13,203 shares were forfeited and returned to the Plan. There were 376 restricted stock units forfeited during the six months ended December 31, 2022. There were no restricted stock units forfeited during the three months ended December 31, 2022. There were 8,327 restricted stock units forfeited during the six months ended December 31, 2021. There were no restricted stock units forfeited during the three months ended December 31, 2021.

For the six and three months ended December 31, 2022, non-cash share-based compensation expense related to awards granted under the Plan totaled $1.5 million and $802,000, respectively. For the six and three months ended December 31, 2021, non-cash share-based compensation expense related to awards granted under the Plan totaled $1.3 million and $841,000, respectively.

As of December 31, 2022, the Company had $20.9 million and $10.7 million of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted-average period of 14.3 years and 10.7 years, respectively.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

The following is a summary of non-vested restricted stock activity as of, and for the six months ended, December 31, 2022:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2022	1,026,183	$21.65	416,465	$26.75
Granted	222,672	16.30	110,109	15.63
Vested	(9,681)	35.94	(10,784)	31.11
Forfeited	—	—	(376)	10.63
Non-vested awards or units outstanding at December 31, 2022	1,239,174	$20.58	515,414	$24.30

Employee Stock Purchase Plan

During 2017, the Company’s stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “ESPP”). Subject to the terms and conditions thereof, the ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The ESPP provides for six-month offering periods ending on December 31 and June 30 of each year. During the six and three months ended December 31, 2022, 2,610 shares of common stock were issued under the ESPP for which the Company received net proceeds of $59,000. During the six and three months ended December 31, 2021, 2,008 shares of common stock were issued under the ESPP for which the Company received net proceeds of $59,000.

Note (10) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $114,000 and $93,000 during the six months ended December 31, 2022 and 2021, respectively, and $57,000 during each of the three months ended December 31, 2022 and 2021.

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Each lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments totaled $21,000 during the initial terms of the leases. The Company exercised its option to renew the leases for the first three-year renewal term, which commenced in October 2022. Base rent for the first renewal term is $22,000 per month. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under these leases totaled approximately $132,000 and $126,000 during the six months ended December 31, 2022 and 2021, respectively, and $66,000 and $63,000 during the three months ended December 31, 2022 and 2021, respectively.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

During February 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leased a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments under this lease were $4,000. This lease had a term of five years and expired during February 2023. In addition, during November 2018, AAdvantage entered into an additional lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under each of these leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $240,000 during each of the six months ended December 31, 2022 and 2021 and $120,000 during each of the three months ended December 31, 2022 and 2021.

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, former President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $69,000 during each of the six months ended December 31, 2022 and 2021 and $35,000 during each of the three months ended December 31, 2022 and 2021.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, former President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $15,000 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $91,000 during each of the six months ended December 31, 2022 and 2021 and $46,000 during each of the three months ended December 31, 2022 and 2021.

During November 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, LLC (“Yankee Equipment Systems”), entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments are $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $70,000 during each of the six months ended December 31, 2022 and 2021 and $35,000 during each of the three months ended December 31, 2022 and 2021.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

During February 2022, the Company’s wholly-owned subsidiary, Consolidated Laundry Equipment, LLC (“Consolidated Laundry Equipment”), entered into two lease agreements pursuant to which it leases a total of 20,300 square feet of warehouse and office space from an affiliate of William Kincaid, President of Consolidated Laundry Equipment. Monthly base rental payments total $20,000 during the initial terms of the leases. In addition to base rent, Consolidated Laundry Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $120,000 and $60,000 during the six and three months ended December 31, 2022, respectively.

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. No such performance or payment bonds were outstanding at December 31, 2022 or June 30, 2022.

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

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2022	$71,039
Goodwill from acquisitions (1)	1,673
Working capital adjustments (2)	183
Balance at December 31, 2022	$72,895

(1) Relates to the acquisitions of ACT, K&B and WCL, each of which was consummated during the six months ended December 31, 2022, as described in Note 4, “Acquisitions.”

(2) Represents working capital adjustments related to business acquisitions consummated by the Company during the fiscal year ended June 30, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; industry conditions and trends; credit market volatility; risks related to supply chain delays and disruptions and their impact on the Company’s business and results, including the Company’s ability to deliver products and services to its customers on a timely basis; risks relating to inflation, including the current inflationary trend, and the impact of inflation on the Company’s costs and its ability to increase the price of its products and services to offset such costs, and on the market for the Company’s products and services; risks related to labor shortages and increases in the costs of labor, and the impact thereof on the Company, including its ability to deliver products, provide services or otherwise meet customers’ expectations; risks relating to the COVID-19 pandemic and the impact thereof on the Company and its business, financial condition, liquidity and results and on the Company’s suppliers and customers, including risks related to potential audits of the loans received by the Company and certain of its subsidiaries under the Payroll Protection Program notwithstanding the previous forgiveness of the loans, and risks associated with vaccine mandates, including the potential loss of employees, fines for noncompliance and loss of, or future inability to secure, certain contracts, including with the federal government; risks associated with international relations and international hostilities, including actions of foreign governments and the impact thereof on economic conditions, including supply chain constraints and inflationary trends; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s ”buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic transactions, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expand to the extent anticipated, or at all; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks related to interest rate increases, including the impact thereof on the cost of the Company’s indebtedness and the Company’s ability to raise capital if deemed necessary or advisable; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from, among other circumstances, delays in installation (including due to delays in construction or the preparation of the customer’s facilities) or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, expenses associated with the Company’s implementation of its enterprise resource planning system, and other investments, initiatives and expenses, may not result in the benefits anticipated; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

Company Overview

EVI Industries, Inc., through its wholly-owned subsidiaries (collectively, the “Company”), is a value-added distributor, and provides advisory and technical services. Through its vast sales organization, the Company provides its customers with planning, designing, and consulting services related to their commercial laundry operations. The Company sells and/or leases its customers commercial laundry equipment, specializing in washing, drying, finishing, material handling, water heating, power generation, and water reuse applications. In support of the suite of products it offers, the Company sells related parts and accessories. Additionally, through the Company’s robust network of commercial laundry technicians, the Company provides its customers with installation, maintenance, and repair services.

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

Growth Strategy

During 2015, the Company implemented a “buy-and-build” growth strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The Company generally seeks to structure acquisitions to include both cash and stock consideration. Acquisitions are effected through a wholly-owned subsidiary which acquires the business or assets of the acquired company, whether by an asset purchase or merger, and operates the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumes certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements. As described in greater detail in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, on September 1, 2022, the Company acquired Aldrich Clean-Tech Equipment Corp. (“ACT”), a Massachusetts-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, and K&B Laundry Service, LLC (“K&B”), a North Carolina-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The financial condition and results of operations of ACT and K&B subsequent to the September 1, 2022 closing date of such acquisitions are included in the Company’s consolidated financial statements for the three and six months ended December 31, 2022. In addition, as also described in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, on November 1, 2022, the Company acquired Wholesale Commercial Laundry Equipment Company SE, LLC, (“WCL”), an Alabama-based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The financial condition and results of operations of WCL subsequent to the November 1, 2022 closing date of such acquisition is included in the Company’s consolidated financial statements for the three and six months ended December 31, 2022.

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

The Company pursues market share growth using a variety of strategies aimed at increasing the installed base of the wide range of commercial laundry equipment the Company represents. Certain market share growth tactics may, from time to time, result in lower gross margins. However, the Company believes that a greater installed base of equipment strengthens the Company’s existing customer relationships and may lead to increases in the total number of customers, consequently creating a larger and stronger customer base to which the Company may sell products and services. These may include the sale or provision of certain higher margin products and services and any additional products and services which the Company may offer or sell from time to time as a result of any business acquisitions, the sale or lease of complementary products, and expansion of its service operations. From time to time, the Company also enters into longer-term contracts, including to fulfill large complex laundry projects for divisions of the federal government, where the nature of, and competition for, such contracts may result in a lower gross margin as compared to other equipment sales. Despite the potential for a lower gross margin from such longer-term contracts, the Company believes that the long-term benefit from the increase in its installed equipment will outweigh the possible short-term impact to gross margin.

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

Impact of COVID-19 on the Company’s Business

The COVID-19 pandemic negatively impacted the Company’s business and results, including sales and gross margin. Specifically, beginning at the end of the quarter ended March 31, 2020, the COVID-19 pandemic and accompanying economic disruption caused delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. Factors arising from the COVID-19 pandemic that impacted the Company’s business and results may also in the future have adverse impacts. These factors include, but are not limited to: supply chain disruptions, which resulted in, and may continue to result in, delays in delivering products or services to the Company’s customers as well as increases in product costs; labor shortages and increases in the costs of labor; limitations on the ability of the Company’s employees to perform their work due to sickness or other impacts caused by the pandemic or local, state, federal or foreign orders that may restrict the Company’s operations or the operations of its customers, or require that employees be quarantined; limitations on the ability of carriers to deliver products to the Company’s facilities and customers; risks associated with vaccine mandates, including the potential loss of employees, fines for noncompliance and loss of, or future inability to secure, certain contracts, including with the federal government; adverse impacts of the pandemic on certain industries and customers of the Company which operate in those industries, including the hospitality industry; and potential decreased demand for products and services, including potential limitations on the ability of, or adverse changes in the desire of, the Company’s customers to conduct their business, purchase products and services, and pay for purchases on a timely basis or at all. Further, the Company may continue to experience adverse impacts to its business as a result of, among other things, any adverse impact that has occurred or may occur in the future in the economy or markets generally, and changes in customer or supplier behavior.

Recent Accounting Pronouncements

Refer to Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of Recently Issued Accounting Guidance.

Results of Operations

Six and Three-Month Period Ended December 31, 2022 Compared to the Six and Three-Month Period Ended December 31, 2021

Revenues

Revenues for the six and three-month periods ended December 31, 2022 increased $41.6 million, or 33%, and $21.9 million, or 36%, respectively, compared to the same periods of the prior fiscal year. The increases in revenue are primarily attributable to continued improved conditions in connection with the recovery from the COVID-19 pandemic during the six and three-month periods ended December 31, 2022 and the completion during the six and three-month periods ended December 31, 2022 of customers projects previously delayed by the pandemic. Additionally, the increase in revenues was partially attributable to price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating cost increases, as well as the revenues generated by the businesses acquired by the Company during fiscal 2022 (primarily Consolidated Laundry Equipment, Inc. and Central Equipment Company, LLC, which were acquired during February 2022) and the six months ended December 31, 2022, as described under “Growth Strategy” above and in greater detail in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Gross Profit

Gross profit for the six and three-month periods ended December 31, 2022 increased $14.9 million, or 43%, and $8.0 million, or 48%, respectively, compared to the same periods of the prior fiscal year. The increases were primarily the result of increased revenues and more favorable product and customer mix. The increases were also attributable to the Company’s efforts to drive higher margin sales opportunities from promoting solution selling as a value-added distributor. This resulted in an increase in gross margins from 27.7% for the six-month period ended December 31, 2021 to 29.7% for the six-month period ended December 31, 2022 and from 27.7% for the three-month period ended December 31, 2021 to 30.0% for the three-month period ended December 31, 2022.

Selling, General and Administrative Expenses

Operating expenses increased by approximately $10.5 million, or 34%, and $5.3 million, or 34%, for the six and three-month periods ended December 31, 2022, respectively, compared to the same periods of the prior fiscal year. These increases are primarily attributable to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in selling costs, including commissions, from increases in revenues during the six and three-month periods ended December 31, 2022, as described above, (c) increases in payroll and related fees, and (d) increases in depreciation, amortization and stock compensation.

Interest Expense, Net

Interest expense for the six and three-month periods ended December 31, 2022 was $1.0 million and $625,000, respectively, compared to $265,000 and $150,000 for the six and three-month periods ended December 31, 2021, respectively. The increases in interest expense were attributable primarily to increases in the average outstanding debt balance and average effective interest rate incurred on outstanding borrowings.

Income Taxes

The Company’s effective tax rate was 27.8% and 26.3% for the six and three-month periods ended December 31, 2022, respectively, compared to 24.5% and 35.7% for the six and three-month periods ended December 31, 2021, respectively. For the six-month period ended, the increases in the effective tax rate are attributable to an increase in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation. For the three-month period ended, the decrease in the effective tax rate is attributable to a decrease in the net impact of the book-tax differences resulting primarily from the nondeductible compensation.

Net Income

Net income for the six and three-months ended December 31, 2022 was $5.1 million and $2.2 million, respectively, compared to net income of $2.5 million and $528,000 for the six and three-month periods ended December 31, 2021, respectively. The increases in net income were attributable primarily to the increases in revenue and the resulting gross profit, partially offset by the increases in selling, general and administrative expenses and interest expense, all as described in further detail above.

Consolidated Financial Condition

The Company’s total assets increased from $230.8 million at June 30, 2022 to $246.7 million at December 31, 2022. The increase in total assets was primarily attributable to an increase in current assets, including inventory and contract assets, as described below under “Liquidity and Capital Resources - Working Capital.” The Company’s total liabilities increased from $113.1 million at June 30, 2022 to $122.0 million at December 31, 2022, which was primarily attributable to an increase in customer deposits and long-term debt, partially offset by a decrease in contract liabilities. The increase in long-term debt was attributable to borrowings under the Company’s credit facility in excess of optional repayments.

Liquidity and Capital Resources

For the six-month period ended December 31, 2022, cash increased by approximately $409,000 compared to a decrease of approximately $53,000 during the six-month period ended December 31, 2021. The Company’s primary sources of cash are sales and borrowings under its credit facility. The Company’s primary uses of cash are purchases of the products sold by the Company, employee related costs, and the cash consideration paid in connection with business acquisitions.

Working Capital

Working capital increased from $30.8 million at June 30, 2022 to $45.6 million at December 31, 2022, primarily reflecting increases in inventory and contract assets, partially offset by decreases in accounts receivable and increases in customer deposits. The increase in inventory was primarily due to warehousing of inventory for fulfillment of contractual orders where either the customer is not ready to receive delivery of the product or only partial orders have been received from manufacturers as a result of continued supply chain constraints, as well as increases in product costs. The increase in contract assets is due in large part to the progress of certain large complex laundry projects for divisions of the federal government. The decrease in accounts receivable is due to increased collection efforts and timing of receipt of payments from customers. The increase in customer deposits was due primarily to a greater number of new jobs that had deposits received during the period than jobs that were completed.

Cash Flows

The following table summarizes the Company’s cash flow activity for the six months ended December 31, 2022 and 2021 (in thousands):

	Six Months Ended December 31,
	2022	2021
Net cash provided (used) by:
Operating activities	$(4,872)	$(997)
Investing activities	$(3,712)	$(1,973)
Financing activities	$8,993	$2,917

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the six months ended December 31, 2022, operating activities used cash of $4.9 million compared to $1.0 million of cash used by operating activities during the six months ended December 31, 2021. This $3.9 million increase in cash used by operating activities was primarily attributable to changes in working capital offset by an increase in net income. The changes in working capital include increases in cash used from operating activities from changes in operating assets such as inventories and contract assets, and from changes in operating liabilities such as accounts payable and accrued expenses and customer deposits, partially offset by decreases to the cash used by operating activities from changes in operating assets such as accounts receivable and from changes in operating liabilities such as contract liabilities and accrued employee expenses.

Investing Activities

Net cash used in investing activities increased $1.7 million to $3.7 million during the six months ended December 31, 2022 compared to $2.0 million during the six months ended December 31, 2021. This $1.7 million increase was attributable primarily to an increase in cash used in connection with acquisitions, partially offset by a decrease in capital expenditures.

Financing Activities

For the six months ended December 31, 2022, financing activities provided cash of $9.0 million compared to $2.9 million of cash provided by financing activities during the six months ended December 31, 2021. The $6.1 million increase in cash provided by financing activities was attributable to proceeds from borrowings during the six months ended December 31, 2022 in excess of optional debt payments to fund changes in working capital and acquisitions.

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

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At December 31, 2022, the Company was in compliance with its covenants under the Credit Agreement and $38.8 million was available to borrow under the revolving credit facility.

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

Off-Balance Sheet Financing

The Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K at December 31, 2022.

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

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $114,000 and $93,000 during the six months ended December 31, 2022 and 2021, respectively, and $57,000 during each of the three months ended December 31, 2022 and 2021.

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Each lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments totaled $21,000 during the initial terms of the leases. The Company exercised its option to renew the leases for the first three-year renewal term, which commenced in October 2022. Base rent for the first renewal term is $22,000 per month. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under these leases totaled approximately $132,000 and $126,000 during the six months ended December 31, 2022 and 2021, respectively, and $66,000 and $63,000 during the three months ended December 31, 2022 and 2021, respectively.

During February 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leased a total of 5,000 square feet of warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments under this lease were $4,000. This lease had a term of five years and expired during February 2023. In addition, during November 2018, AAdvantage entered into an additional lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under each of these leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $240,000 during each of the six months ended December 31, 2022 and 2021 and $120,000 during each of the three months ended December 31, 2022 and 2021.

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, former President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $69,000 during each of the six months ended December 31, 2022 and 2021 and $35,000 during each of the three months ended December 31, 2022 and 2021.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, former President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $15,000 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $91,000 during each of the six months ended December 31, 2022 and 2021 and $46,000 during each of the three months ended December 31, 2022 and 2021.

During November 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, LLC (“Yankee Equipment Systems”), entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments are $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $70,000 during each of the six months ended December 31, 2022 and 2021 and $35,000 during each of the three months ended December 31, 2022 and 2021.

During February 2022, the Company’s wholly-owned subsidiary, Consolidated Laundry Equipment, LLC (“Consolidated Laundry Equipment”), entered into two lease agreements pursuant to which it leases a total of 20,300 square feet of warehouse and office space from an affiliate of William Kincaid, President of Consolidated Laundry Equipment. Monthly base rental payments total $20,000 during the initial terms of the leases. In addition to base rent, Consolidated Laundry Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $120,000 and $60,000 during the six and three months ended December 31, 2022, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As described above, interest on borrowings under the Company’s Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) the BSBY rate plus a margin that ranged from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points, plus a margin that ranged from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of December 31, 2022, the Company had approximately $37.0 million of outstanding borrowings under the Credit Agreement with a weighted average interest rate of 5.37%. Based on the amount outstanding at December 31, 2022, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $370,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at December 31, 2022 or June 30, 2022.

The Company’s cash is maintained in bank accounts which bear interest at prevailing interest rates. At December 31, 2022, bank deposits exceeded Federal Deposit Insurance Corporation limits.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not have in place any formal share repurchase plans or programs. Upon request by a recipient of awards granted under the Company’s equity incentive plan, the Company may issue shares upon the vesting of restricted stock awards or restricted stock units or the grant of stock awards net of the statutory tax withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued. The following table provides information concerning shares of the Company’s common stock treated as repurchased during the quarter ended December 31, 2022 in connection with the issuance of shares upon the vesting of restricted stock awards or restricted stock units or the grant of stock awards net of statutory tax withholding requirements:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
October 1 – October 31, 2022	118	$16.39	—	—
November 1 – November 30, 2022	3,203	19.90	—	—
December 1 – December 31, 2022	—	—	—	—
Total	3,321	$19.77	—	—

During the quarter ended December 31, 2022, the Company did not repurchase any shares other than shares treated as repurchased upon the vesting of restricted stock awards or restricted stock units or the grant of stock awards net of statutory tax withholding requirements as described and set forth above.

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

Date: February 9, 2023		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer