Form 10-Q
period 2023-03-31
EVI INDUSTRIES, INC.
filed 2023-05-10
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 12,574,735 shares outstanding as of May 2, 2023.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the nine months ended March 31,		For the three months ended March 31,
	2023	2022	2023	2022

Revenues	$260,132	$184,485	$94,066	$60,042
Cost of sales	184,237	132,977	67,488	42,980
Gross profit	75,895	51,508	26,578	17,062
Selling, general and administrative expenses	63,403	47,680	22,113	16,874
Operating income	12,492	3,828	4,465	188
Interest expense, net	1,719	390	717	125
Income before income taxes	10,773	3,438	3,748	63
Provision for income taxes	2,952	851	998	23
Net income	$7,821	$2,587	$2,750	$40
Net earnings per share – basic	$0.55	$0.19	$0.19	$0.00
Net earnings per share – diluted	$0.54	$0.18	$0.19	$0.00

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except as otherwise noted)

ASSETS
	March 31, 2023 (Unaudited)	June 30, 2022
Current assets
Cash	$4,022	$3,974
Accounts receivable, net of allowance for doubtful accounts of $2.0 million and $1.6 million, respectively	55,577	43,014
Inventories, net	62,928	49,359
Vendor deposits	2,193	1,728
Contract assets	909	1,519
Other current assets	6,928	6,018
Total current assets	132,557	105,612
Equipment and improvements, net	12,605	13,033
Operating lease assets	8,201	7,480
Intangible assets, net	24,655	26,234
Goodwill	73,095	71,039
Other assets	8,334	7,370
Total assets	$259,447	$230,768

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2023 (Unaudited)	June 30, 2022
Current liabilities
Accounts payable and accrued expenses	$44,587	$42,026
Accrued employee expenses	9,488	8,508
Customer deposits	23,679	21,288
Contract liabilities	668	507
Current portion of operating lease liabilities	2,867	2,518
Total current liabilities	81,289	74,847

Deferred tax liabilities, net	4,890	4,666
Long-term operating lease liabilities	6,203	5,736
Long-term debt, net	38,861	27,840
Total liabilities	131,243	113,089

Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 12,708,736 shares issued at March 31, 2023 and 12,650,126 shares issued at June 30, 2022, including shares held in treasury	318	316
Additional paid-in capital	100,371	97,544
Treasury stock, 134,001 shares at March 31, 2023 and 127,801 shares at June 30, 2022, at cost	(3,195)	(3,070)
Retained earnings	30,710	22,889
Total shareholders’ equity	128,204	117,679
Total liabilities and shareholders’ equity	$259,447	$230,768

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Nine months ended March 31, 2023
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2022	12,650,126	$316	$97,544	127,801	$(3,070)	$22,889	$117,679

Share repurchases	—	—	—	6,200	(125)	—	(125)

Vesting of restricted shares	31,757	1	(1)	—	—	—	—

Issuances of shares under employee stock purchase plan	2,610	—	59	—	—	—	59

Issuances of shares in connection with acquisitions	24,243	1	502	—	—	—	503

Stock compensation	—	—	2,267	—	—	—	2,267

Net income	—	—	—	—	—	7,821	7,821
Balance at March 31, 2023	12,708,736	$318	$100,371	134,001	$(3,195)	$30,710	$128,204

	Three months ended March 31, 2023
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at December 31, 2022	12,697,444	$317	$99,587	131,122	$(3,136)	$27,960	$124,728

Share repurchases	—	—	—	2,879	(59)	—	(59)

Vesting of restricted shares	11,292	1	(1)	—	—	—	—

Stock compensation	—	—	785	—	—	—	785

Net income	—	—	—	—	—	2,750	2,750
Balance at March 31, 2023	12,708,736	$318	$100,371	134,001	$(3,195)	$30,710	$128,204

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Nine months ended March 31, 2022
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2021	12,399,137	$310	$90,501	120,706	$(2,865)	$18,794	$106,740

Share repurchases	—	—	—	7,095	(205)	—	(205)

Vesting of restricted shares	20,835	1	(1)	—	—	—	—

Issuances of shares under employee stock purchase plan	2,008	—	59	—	—	—	59

Issuances of shares in connection with acquisitions	179,087	4	3,836	—	—	—	3,840

Stock compensation	8,287	—	1,947	—	—	—	1,947

Net income	—	—	—	—	—	2,587	2,587
Balance at March 31, 2022	12,609,354	$315	$96,342	127,801	$(3,070)	$21,381	$114,968

	Three months ended March 31, 2022
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at December 31, 2021	12,418,075	$310	$91,880	124,706	$(3,007)	$21,341	$110,524

Share repurchases	—	—	—	3,095	(63)	—	(63)

Vesting of restricted shares	12,192	1	(1)	—	—	—	—

Issuances of shares in connection with acquisitions	179,087	4	3,836	—	—	—	3,840

Stock compensation	—	—	627	—	—	—	627

Net income	—	—	—	—	—	40	40
Balance at March 31, 2022	12,609,354	$315	$96,342	127,801	$(3,070)	$21,381	$114,968

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31, 2023	March 31, 2022
Operating activities:
Net income	$7,821	$2,587
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,409	3,795
Amortization of debt discount	21	41
Provision for bad debt expense	523	231
Non-cash lease expense	95	138
Stock compensation	2,267	1,947
Inventory reserve	(723)	(274)
Provision (Benefit) for deferred income taxes	224	(51)
Other	(183)	(24)
(Increase) decrease in operating assets:
Accounts receivable	(12,759)	(3,129)
Inventories	(11,561)	(13,476)
Vendor deposits	(429)	(1,485)
Contract assets	610	(10)
Other assets	(1,845)	(1,214)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,893	(829)
Accrued employee expenses	878	(1,170)
Customer deposits	1,950	10,081
Contract liabilities	161	(3,212)
Net cash used by operating activities	(6,648)	(6,054)
Investing activities:
Capital expenditures	(2,291)	(3,066)
Cash paid for acquisitions, net of cash acquired	(1,947)	(3,187)
Net cash used by investing activities	(4,238)	(6,253)
Financing activities:
Proceeds from long-term debt	62,000	46,000
Debt repayments	(51,000)	(34,000)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(125)	(205)
Issuances of common stock under employee stock purchase plan	59	59
Net cash provided by financing activities	10,934	11,854
Net increase (decrease) in cash	48	(453)
Cash at beginning of period	3,974	6,057
Cash at end of period	$4,022	$5,604

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31, 2023	March 31, 2022
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,670	$320
Cash paid during the period for income taxes	$1,622	$261

Supplemental disclosures of non-cash financing activities:
Issuances of common stock for acquisitions	$503	$3,840

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

March 31, 2023

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

Note (4) – Acquisitions:

On September 1, 2022, the Company completed the acquisitions of Aldrich Clean-Tech Equipment Corp. (“ACT”), a Massachusetts-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, and K&B Laundry Service, LLC (“K&B”), a North Carolina-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The total consideration for these two acquisitions consisted of approximately $1.2 million in cash, net of cash acquired, which the Company funded through borrowings under its credit facility. Fees and expenses related to these acquisitions, consisting primarily of legal and other professional fees, totaled approximately $102,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statements of operations for the nine months ended March 31, 2023. Each acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company allocated a total of $811,000 to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforces, as well as the expected benefits from the increased scale of the Company as a result of these acquisitions. The results of the operations of the Companies are included in the consolidated financial statements beginning on the acquisition date, and were immaterial at such time. Pro forma results were also deemed immaterial to the Company.

On November 1, 2022, the Company acquired substantially all of the assets of Wholesale Commercial Laundry Equipment Company SE, LLC (“WCL”), an Alabama-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. In connection with the transaction, the Company also assumed certain of the liabilities of WCL. The consideration paid by the Company in connection with the acquisition consisted of $650,000 in cash and 24,243 shares of the Company’s common stock, with an acquisition date fair value of approximately $503,000. Fees and expenses related to the acquisition, consisting primarily of legal and other professional fees, totaled approximately $31,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the nine months ended March 31, 2023. The acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The Company allocated $1,062,000 to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce, as well as the expected benefits from the increased scale of the Company as a result of the acquisition. The results of the operations of the Company are included in the consolidated financial statements beginning on the acquisition date, and were immaterial at such time. Pro forma results were also deemed immaterial to the Company.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Note (5) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the nine and three months ended March 31, 2023 and 2022 are computed as follows (in thousands, except per share data):

	For the nine months ended March 31,		For the three months ended March 31,
	2023 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2022 (Unaudited)

Net income	$7,821	$2,587	$2,750	$40
Less: distributed and undistributed income allocated to unvested restricted common stock	958	261	337	4
Net income allocated to EVI Industries, Inc. shareholders	$6,863	$2,326	$2,413	$36
Weighted average shares outstanding used in basic earnings per share	12,545	12,321	12,570	12,402
Dilutive common share equivalents	208	375	380	261
Weighted average shares outstanding used in diluted earnings per share	12,753	12,696	12,950	12,663
Basic earnings per share	$0.55	$0.19	$0.19	$0.00
Diluted earnings per share	$0.54	$0.18	$0.19	$0.00

At March 31, 2023 and 2022, other than 1,754,676 shares and 1,400,105 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (6) – Debt: Long-term debt as of March 31, 2023 and June 30, 2022 are as follows (in thousands):

	March 31, 2023	June 30, 2022
Revolving credit facility	$39,000	$28,000
Less: unamortized discount and deferred financing costs	(139)	(160)
Total long-term debt, net	$38,861	$27,840

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At March 31, 2023, the Company was in compliance with its covenants under the Credit Agreement and $49.4 million was available to borrow under the revolving credit facility.

The carrying value of the Company’s long-term debt reported in the Consolidated Balance Sheets approximates its fair value since it bears interest at variable rates approximating market rates.

The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

Note (7) - Leases:

Company as Lessee

As of March 31, 2023, the Company had 34 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2023 and 2030. Operating lease cost consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis. Short-term lease costs are not material.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of March 31, 2023. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Total Operating Lease Obligations (in thousands)
2023 (remainder of)	$930
2024	2,814
2025	2,095
2026	1,458
2027	1,019
Thereafter	1,442
Total minimum lease payments	9,758
Less: amounts representing interest	(688)
Present value of minimum lease payments	9,070
Less: current portion	(2,867)
Long-term portion	$6,203

The table below presents additional information related to the Company’s operating leases (in thousands):

	Nine months ended March 31,		Three months ended March 31,
	2023	2022	2023	2022
Operating lease expense
Operating lease cost	$2,581	$1,781	$965	$671
Variable lease cost	156	320	12	44
Total operating lease expense (1)	$2,737	$2,101	$977	$715

(1)	Expenses are classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

The table below presents lease-related terms and discount rates as of March 31, 2023:

March 31, 2023
Weighted average remaining lease terms
Operating leases	4.3 years
Weighted average discount rate
Operating leases	3.4%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the nine months ended March 31, 2023 and 2022 (in thousands):

	Nine months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	$2,581	$1,919
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$2,835	$2,010

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments Receivable	Amortization of Unearned Income	Net Investment in Sales Type Leases
2023 (remainder of)	$1,185	$726	$459
2024	3,953	2,524	1,429
2025	3,011	1,898	1,113
2026	2,384	1,335	1,049
2027	1,600	796	804
Thereafter	1,275	572	703
			$5,557	*

* Excludes residual values of $2.9 million.

The total net investments in sales type leases, including stated residual values, as of March 31, 2023 and June 30, 2022 was $8.5 million and $7.7 million, respectively. The current portion of $1.9 million and $2.0 million is included in other current assets in the consolidated balance sheets as of March 31, 2023 and June 30, 2022, respectively, and the long term portion of $6.6 million and $5.7 million is included in other assets in the consolidated balance sheets as of March 31, 2023 and June 30, 2022, respectively.

Note (8) - Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of March 31, 2023 and June 30, 2022, the Company had net deferred tax liabilities of approximately $4.9 million and $4.7 million, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of March 31, 2023, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the net amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s accounting for income taxes in accordance with this standard did not result in a material adjustment to the Company’s provision for income taxes during the three or nine months ended March 31, 2023 or 2022.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The act includes the largest-ever U.S. investment committed to combat climate change, allocating $369 billion to energy security and clean energy programs over the next 10 years, including provisions incentivizing manufacturing of clean energy equipment. Starting on January 1, 2023, the IR Act imposed a 15% alternative minimum tax (AMT) on corporations with book income in excess of $1 billion and a 1% federal excise tax on certain stock repurchases. The Company is not expected to be subject to the new AMT tax requirements. The 1% federal excise tax imposed by the Inflation Reduction Act of 2022 will not have a significant impact on the Company’s financial statements.

As of March 31, 2023, the Company was subject to potential federal and state tax examinations for the tax years 2018 through 2021.

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

During the nine months ended March 31, 2023, restricted stock awards of a total of 222,672 shares and 122,109 restricted stock units were granted under the Plan. During the three months ended March 31, 2023, a total of 12,000 restricted stock units were granted under the Plan. No restricted stock awards were granted under the Plan during the three months ended March 31, 2023. There were 996 and 620 restricted stock units forfeited during the nine and three months ended March 31, 2023, respectively. During the nine months ended March 31, 2022, restricted stock awards of a total of 134,612 shares, 135,816 restricted stock units, and 8,287 stock awards were granted under the Plan. Stock awards represent shares of the Company’s common stock issued under the Plan which are held by the recipient upon grant without any future risk of forfeiture. During the three months ended March 31, 2022, restricted stock units of a total of 79,393 shares were granted under the plan. No restricted stock awards or stock awards were granted under the Plan during the three months ended March 31, 2022. During the nine months ended March 31, 2022, restricted stock awards of a total of 13,203 shares were forfeited and returned to the Plan. There were no restricted stock awards forfeited during the three months ended March 31, 2022. There were 9,457 and 1,130 restricted stock units forfeited during the nine and three months ended March 31, 2022, respectively.

For the nine and three months ended March 31, 2023, non-cash share-based compensation expense related to awards granted under the Plan totaled $2.3 million and $785,000, respectively. For the nine and three months ended March 31, 2022, non-cash share-based compensation expense related to awards granted under the Plan totaled $1.9 million and $627,000, respectively.

As of March 31, 2023, the Company had $20.5 million and $10.6 million of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted-average period of 15.0 years and 10.5 years, respectively.

The following is a summary of non-vested restricted stock activity as of, and for the nine months ended, March 31, 2023:

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2022	1,026,183	$21.65	416,465	$26.75
Granted	222,672	16.30	122,109	16.23
Vested	(20,973)	28.51	(10,784)	31.11
Forfeited	—	—	(996)	25.03
Non-vested awards or units outstanding at March 31, 2023	1,227,882	$20.56	526,794	$24.23

Employee Stock Purchase Plan

During 2017, the Company’s stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “ESPP”). Subject to the terms and conditions thereof, the ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The ESPP provides for six-month offering periods ending on December 31 and June 30 of each year. During the nine months ended March 31, 2023, 2,610 shares of common stock were issued under the ESPP for which the Company received net proceeds of $59,000. During the nine months ended March 31, 2022, 2,008 shares of common stock were issued under the ESPP for which the Company received net proceeds of $59,000. No shares of common stock were issued under the ESPP during the three months ended March 31, 2023 or 2022.

Note (10) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $171,000 and $150,000 during the nine months ended March 31, 2023 and 2022, respectively, and $57,000 during each of the three months ended March 31, 2023 and 2022.

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Each lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments totaled $21,000 during the initial terms of the leases. The Company exercised its option to renew the leases for the first three-year renewal term, which commenced in October 2022. Base rent for the first renewal term is $25,000 per month. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under these leases totaled approximately $200,000 and $189,000 during the nine months ended March 31, 2023 and 2022, respectively, and $67,000 and $63,000 during the three months ended March 31, 2023 and 2022, respectively.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

During November 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under each of these leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $325,000 during each of the nine months ended March 31, 2023 and 2022 and $108,000 during each of the three months ended March 31, 2023 and 2022.

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, former President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $103,000 during each of the nine months ended March 31, 2023 and 2022 and $34,000 during each of the three months ended March 31, 2023 and 2022.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, former President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $15,000 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $137,000 during each of the nine months ended March 31, 2023 and 2022 and $46,000 during each of the three months ended March 31, 2023 and 2022.

During November 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, LLC (“Yankee Equipment Systems”), entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments are $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $109,000 and $106,000 during the nine months ended March 31, 2023 and 2022, respectively, and $39,000 and $36,000 during the three months ended March 31, 2023 and 2022, respectively.

During February 2022, the Company’s wholly-owned subsidiary, Consolidated Laundry Equipment, LLC (“Consolidated Laundry Equipment”), entered into two lease agreements pursuant to which it leases a total of 20,300 square feet of warehouse and office space from an affiliate of William Kincaid, President of Consolidated Laundry Equipment. Monthly base rental payments total $20,000 during the initial terms of the leases. In addition to base rent, Consolidated Laundry Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $180,000 and $60,000 during the nine and three months ended March 31, 2023, respectively, and $20,000 during the nine and three months ended March 31, 2022.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. No such performance or payment bonds were outstanding at March 31, 2023 or June 30, 2022.

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

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2022	$71,039
Goodwill from acquisitions (1)	1,873
Working capital adjustments (2)	183
Balance at March 31, 2023	$73,095

(1) Relates to the acquisitions of ACT, K&B and WCL, each of which was consummated during the nine months ended March 31, 2023, as described in Note 4, “Acquisitions.”

(2) Represents working capital adjustments related to business acquisitions consummated by the Company during the fiscal year ended June 30, 2022.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located, including the potential of a recession; industry conditions and trends; credit market volatility; risks related to supply chain delays and disruptions and their impact on the Company’s business and results, including the Company’s ability to deliver products and services to its customers on a timely basis; risks relating to inflation, including the current inflationary trend, and the impact of inflation on the Company’s costs and its ability to increase the price of its products and services to offset such costs, and on the market for the Company’s products and services; risks related to labor shortages and increases in the costs of labor, and the impact thereof on the Company, including its ability to deliver products, provide services or otherwise meet customers’ expectations; risks related to interest rate increases, including the impact thereof on the cost of the Company’s indebtedness and the Company’s ability to raise capital if deemed necessary or advisable; risks associated with international relations and international hostilities, including actions of foreign governments and the impact thereof on economic conditions, including supply chain constraints and inflationary trends; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s ”buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic transactions, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions, risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expand to the extent anticipated, or at all; risks related to the

Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks related to potential audits of the loans received by the Company and certain of its subsidiaries under the Payroll Protection Program notwithstanding the previous forgiveness of the loans, and risks associated with vaccine mandates, including the potential loss of employees, fines for noncompliance and loss of, or future inability to secure, certain contracts, including with the federal government; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from, among other circumstances, delays in installation (including due to delays in construction or the preparation of the customer’s facilities) or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, expenses associated with the Company’s implementation of its enterprise resource planning system, and other investments, initiatives and expenses, may not result in the benefits anticipated; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the SEC, including, without limitation, those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

Growth Strategy

During 2015, the Company implemented a “buy-and-build” growth strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The Company generally seeks to structure acquisitions to include both cash and stock consideration. Acquisitions are effected through a wholly-owned subsidiary which acquires the business or assets of the acquired company, whether by an asset purchase or merger, and operates the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumes certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements. As described in greater detail in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, on September 1, 2022, the Company acquired Aldrich Clean-Tech Equipment Corp. (“ACT”), a Massachusetts-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, and K&B Laundry Service, LLC (“K&B”), a North Carolina-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The financial condition and results of operations of ACT and K&B subsequent to the September 1, 2022 closing date of such acquisitions are included in the Company’s consolidated financial statements for the three and nine months ended March 31, 2023. In addition, as also described in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, on November 1, 2022, the Company acquired Wholesale Commercial Laundry Equipment Company SE, LLC, (“WCL”), an Alabama-based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The financial condition and results of operations of WCL subsequent to the November 1, 2022 closing date of such acquisition is included in the Company’s consolidated financial statements for the three and nine months ended March 31, 2023.

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

Results of Operations

Nine and Three-Month Periods Ended March 31, 2023 Compared to the Nine and Three-Month Periods Ended March 31, 2022

Revenues

Revenues for the nine and three-month periods ended March 31, 2023 increased $75.6 million, or 41%, and $34.0 million, or 57%, respectively, compared to the same periods of the prior fiscal year. The increases in revenue are primarily attributable to continued improved conditions in connection with the recovery from the COVID-19 pandemic and the completion of projects previously delayed by the pandemic and supply chain pressures. The increase in revenues is also attributable to significant industrial jobs completed during the nine and three-month periods ended March 31, 2023, price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating cost increases, and revenues generated by the businesses acquired by the Company during fiscal 2022 (primarily Consolidated Laundry Equipment, Inc. and Central Equipment Company, LLC, which were acquired during February 2022) and the nine months ended March 31, 2023, as described under “Growth Strategy” above and in greater detail in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Gross Profit

Gross profit for the nine and three-month periods ended March 31, 2023 increased $24.4 million, or 47%, and $9.5 million, or 56%, respectively, compared to the same periods of the prior fiscal year. The increases were primarily the result of increased revenues. The increases were also attributable to the Company’s efforts to drive higher margin sales opportunities from promoting solution selling as a value-added distributor. This resulted in an increase in gross margins from 27.9% for the nine-month period ended March 31, 2022 to 29.2% for the nine-month period ended March 31, 2023. Gross margins for the three-month period ended March 31, 2023 decreased slightly to 28.3% from 28.4% for the three-month period ended March 31, 2022 primarily as a result of a lower margin percentage on significant industrial jobs completed during the period, partially offset by the increases mentioned above.

Selling, General and Administrative Expenses

Operating expenses increased by approximately $15.7 million, or 33%, and $5.2 million, or 31%, for the nine and three-month periods ended March 31, 2023, respectively, compared to the same periods of the prior fiscal year. These increases are primarily attributable to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in selling costs, including commissions, from increases in revenues during the nine and three-month periods ended March 31, 2023, as described above, (c) increases in payroll and related fees, and (d) increases in depreciation, amortization and stock compensation.

Interest Expense, Net

Interest expense for the nine and three-month periods ended March 31, 2023 was $1.7 million and $717,000, respectively, compared to $390,000 and $125,000 for the nine and three-month periods ended March 31, 2022, respectively. The increases in interest expense were attributable primarily to increases in the average outstanding debt balance and average effective interest rate incurred on outstanding borrowings.

Income Taxes

The Company’s effective tax rate was 27.4% and 26.6% for the nine and three-month periods ended March 31, 2023, respectively, compared to 24.8% and 36.5% for the nine and three-month periods ended March 31, 2022, respectively. For the nine-month period, the increase in the effective tax rate is attributable to an increase in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation. For the three-month period, the decrease in the effective tax rate is attributable to a decrease in the net impact of the book-tax differences resulting primarily from nondeductible compensation.

Net Income

Net income for the nine and three-month periods ended March 31, 2023 was $7.8 million and $2.8 million, respectively, compared to net income of $2.6 million and $40,000 for the nine and three-month periods ended March 31, 2022, respectively. The increases in net income were attributable primarily to the increases in revenue and the resulting gross profit, partially offset by the increases in selling, general and administrative expenses and interest expense, all as described in further detail above.

Consolidated Financial Condition

The Company’s total assets increased from $230.8 million at June 30, 2022 to $259.4 million at March 31, 2023. The increase in total assets was primarily attributable to an increase in current assets, including inventory and accounts receivable, as described below under “Liquidity and Capital Resources - Working Capital.” The Company’s total liabilities increased from $113.1 million at June 30, 2022 to $131.2 million at March 31, 2023, which was primarily attributable to an increase in accounts payable, accrued employee expenses, customer deposits and long-term debt. The increase in long-term debt was attributable to borrowings under the Company’s credit facility in excess of optional repayments.

Liquidity and Capital Resources

For the nine-month period ended March 31, 2023, cash increased by approximately $48,000 compared to a decrease of approximately $453,000 during the nine-month period ended March 31, 2022. The Company’s primary sources of cash are proceeds from its product sales and leases and from its provision of installation, maintenance, and repair services, and borrowings under its credit facility. The Company’s primary uses of cash are purchases of the products sold or leased by the Company, employee related costs, and the cash consideration paid in connection with business acquisitions.

Working Capital

Working capital increased from $30.8 million at June 30, 2022 to $51.3 million at March 31, 2023, primarily reflecting increases in inventory and accounts receivable, partially offset by increases in accounts payable and customer deposits. The increase in inventory was primarily due to warehousing of inventory for the fulfillment of contractual orders where either the customer is not ready to receive delivery of the product or only partial orders have been received from manufacturers as a result of continued supply chain constraints, as well as increases in product costs. The increase in accounts receivable is due in large part to certain large complex laundry projects for divisions of the federal government which have been completed but payment for which has not yet been received. The Company received a payment from the federal government on April 4, 2023 for $9.3 million related to receivables outstanding as of March 31, 2023. The increase in accounts payable is primarily attributable to the timing of receipt of inventory and payment to the vendor. The increase in customer deposits was due primarily to a greater number of new jobs that had deposits received during the period than jobs that were completed.

Cash Flows

The following table summarizes the Company’s cash flow activity for the nine months ended March 31, 2023 and 2022 (in thousands):

	Nine Months Ended March 31,
	2023	2022
Net cash provided (used) by:
Operating activities	$(6,648)	$(6,054)
Investing activities	$(4,238)	$(6,253)
Financing activities	$10,934	$11,854

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the nine months ended March 31, 2023, operating activities used cash of $6.6 million compared to $6.1 million of cash used by operating activities during the nine months ended March 31, 2022. This $0.5 million increase in cash used by operating activities was primarily attributable to changes in working capital offset by an increase in net income. The changes in working capital include increases in cash used from operating activities from changes in operating assets such as accounts receivable and other current assets, and from changes in operating liabilities such as customer deposits, partially offset by decreases to the cash used by operating activities from changes in operating assets such as inventories and vendor deposits, and from changes in operating liabilities such as accounts payable, accrued employee expenses, and contract liabilities.

Investing Activities

Net cash used in investing activities decreased $2.1 million to $4.2 million during the nine months ended March 31, 2023 compared to $6.3 million during the nine months ended March 31, 2022. This $2.1 million decrease was attributable to a decrease in cash used in connection with acquisitions and a decrease in capital expenditures.

Financing Activities

For the nine months ended March 31, 2023, financing activities provided cash of $10.9 million compared to $11.9 million of cash provided by financing activities during the nine months ended March 31, 2022. The $1.0 million decrease in cash provided by financing activities was attributable to lower net proceeds from borrowings during the nine months ended March 31, 2023.

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

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At March 31, 2023, the Company was in compliance with its covenants under the Credit Agreement and $49.4 million was available to borrow under the revolving credit facility.

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

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

During October 2016, the Company’s wholly-owned subsidiary, Western State Design, Inc. (“Western State Design”), entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $171,000 and $150,000 during the nine months ended March 31, 2023 and 2022, respectively, and $57,000 during each of the three months ended March 31, 2023 and 2022.

During October 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, LLC (“Tri-State”), entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Each lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments totaled $21,000 during the initial terms of the leases. The Company exercised its option to renew the leases for the first three-year renewal term, which commenced in October 2022. Base rent for the first renewal term is $25,000 per month. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under these leases totaled approximately $200,000 and $189,000 during the nine months ended March 31, 2023 and 2022, respectively, and $67,000 and $63,000 during the three months ended March 31, 2023 and 2022, respectively.

During November 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, LLC (“AAdvantage”), entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under each of these leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under the leases described in this paragraph totaled approximately $325,000 during each of the nine months ended March 31, 2023 and 2022 and $108,000 during each of the three months ended March 31, 2023 and 2022.

During September 2018, the Company’s wholly-owned subsidiary, Scott Equipment, LLC (“Scott Equipment”), entered into lease agreements pursuant to which it leases a total of 18,000 square feet of warehouse and office space from an affiliate of Scott Martin, former President of Scott Equipment. Monthly base rental payments total $11,000 during the initial terms of the leases. In addition to base rent, Scott Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $103,000 during each of the nine months ended March 31, 2023 and 2022 and $34,000 during each of the three months ended March 31, 2023 and 2022.

During February 2019, the Company’s wholly-owned subsidiary, PAC Industries, LLC (“PAC Industries”), entered into two lease agreements pursuant to which it leases a total of 29,500 square feet of warehouse and office space from an affiliate of Frank Costabile, former President of PAC Industries, and Rocco Costabile, former Director of Finance of PAC Industries. Monthly base rental payments total $15,000 during the initial terms of the leases. In addition to base rent, PAC Industries is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of four years and provides for two successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $137,000 during each of the nine months ended March 31, 2023 and 2022 and $46,000 during each of the three months ended March 31, 2023 and 2022.

During November 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, LLC (“Yankee Equipment Systems”), entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments are $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under this lease totaled approximately $109,000 and $106,000 during the nine months ended March 31, 2023 and 2022, respectively, and $39,000 and $36,000 during the three months ended March 31, 2023 and 2022, respectively.

During February 2022, the Company’s wholly-owned subsidiary, Consolidated Laundry Equipment, LLC (“Consolidated Laundry Equipment”), entered into two lease agreements pursuant to which it leases a total of 20,300 square feet of warehouse and office space from an affiliate of William Kincaid, President of Consolidated Laundry Equipment. Monthly base rental payments total $20,000 during the initial terms of the leases. In addition to base rent, Consolidated Laundry Equipment is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Each lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. Payments under these leases totaled approximately $180,000 and $60,000 during the nine and three months ended March 31, 2023, respectively, and $20,000 during the nine and three months ended March 31, 2022.

Critical Accounting Estimates

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

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As described above, interest on borrowings under the Company’s Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) the BSBY rate plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points, plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of March 31, 2023, the Company had approximately $39.0 million of outstanding borrowings under the Credit Agreement with a weighted average interest rate of 6.19%. Based on the amount outstanding at March 31, 2023, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $390,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at March 31, 2023 or June 30, 2022.

The Company’s cash is maintained in bank accounts which bear interest at prevailing interest rates. While depositary accounts are covered by Federal Deposit Insurance Corporation (“FDIC“) insurance and the Company does not currently believe that it is exposed to significant credit risk due to the financial position of the banks in which the Company’s cash is held, there recently have been adverse events related to the soundness of financial institutions, including a number of smaller bank failures, and the Company has exposure to the extent its cash balances exceed the current $250,000 in maximum FDIC coverage.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company does not have in place any formal share repurchase plans or programs. Upon request by a recipient of awards granted under the Company’s equity incentive plan, the Company may issue shares upon the vesting of restricted stock awards or restricted stock units or the grant of stock awards net of the statutory tax withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued. The following table provides information concerning shares of the Company’s common stock treated as repurchased during the quarter ended March 31, 2023 in connection with the issuance of shares upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1 – January 31, 2023	—	$—	—	—
February 1 – February 28, 2023	2,879	20.74	—	—
March 1 –March 31, 2023	—	—	—	—
Total	2,879	$20.74	—	—

During the quarter ended March 31, 2023, the Company did not repurchase any shares other than shares treated as repurchased upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements as described and set forth above.

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

Date: May 10, 2023		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer