Form 10-K
period 2023-06-30
EVI INDUSTRIES, INC.
filed 2023-10-05
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to ____________________________________

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value as of December 31, 2022 of the registrant’s common stock, the only class of voting or non-voting common equity of the registrant, held by non-affiliates of the registrant was approximately $122,066,311, based on the closing price of the registrant’s common stock on the NYSE American on that date.

The number of outstanding shares of the registrant’s common stock as of September 22, 2023 was 12,586,178.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

-i-

TABLE OF CONTENTS

(continued)

-ii-

TERMS USED IN THIS REPORT

Unless the context otherwise requires, references to the “Company” or “EVI” in this Annual Report on Form 10-K (this “Report”) refer to EVI Industries, Inc., collectively with its subsidiaries. References in this Report to “fiscal 2023” or any period thereof refer to the Company’s fiscal year ended June 30, 2023 or the applicable period thereof, as the case may be. References in this Report to “fiscal 2022” or any period thereof refer to the Company’s fiscal year ended June 30, 2022 or the applicable period thereof, as the case may be.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “could,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located, including the potential of a recession; industry conditions and trends; credit market volatility; risks related to supply chain delays and disruptions and their impact on the Company’s business and results, including the Company’s ability to deliver products and services to its customers on a timely basis; risks relating to inflation, including the current inflationary trend, and the impact of inflation on the Company’s costs and its ability to increase the price of its products and services to offset such costs, and on the market for the Company’s products and services; risks related to labor shortages and increases in the costs of labor, and the impact thereof on the Company, including its ability to deliver products, provide services or otherwise meet customers’ expectations; risks related to interest rate increases, including the impact thereof on the cost of the Company’s indebtedness and the Company’s ability to raise capital if deemed necessary or advisable; risks associated with international relations and international hostilities, including actions of foreign governments and the impact thereof on economic conditions, including supply chain constraints and inflationary trends; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s ”buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic transactions, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions and other strategic transactions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions or other strategic transactions (or for other purposes), risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion efforts and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the

Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expand to the extent anticipated, or at all; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks related to potential audits of the loans received by the Company and certain of its subsidiaries under the Payroll Protection Program notwithstanding the previous forgiveness of the loans, and risks associated with vaccine mandates, including the potential loss of employees, fines for noncompliance and loss of, or future inability to secure, certain contracts, including with the federal government; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from, among other circumstances, delays in installation (including due to delays in construction or the preparation of the customer’s facilities) or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, expenses associated with the Company’s implementation of its enterprise resource planning system, and other investments, initiatives and expenses, may not result in the benefits anticipated; risks related to the soundness of financial institutions and the Company’s exposure with respect to its cash balances in depositary accounts in excess of the $250,000 in maximum Federal Deposit Insurance Corporation (“FDIC“) insurance coverage; the risk that the Company’s compensation policies and programs, including the Company’s equity compensation plan, may not have the desired effects; dividends may not be paid in the future; risks related to the material weakness in the Company’s internal control over financial reporting, the Company’s ability to remediate such weakness in the anticipated timeframe, and the costs incurred in connection therewith; and other economic, competitive, governmental, technological and other risks and factors discussed elsewhere in this Report, including, without limitation, in the “Risk Factors” section hereof, and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update, revise or supplement any forward-looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

The Company seeks to maintain a culture designed to reward performance through a variety of performance-based pay, commission programs, cash incentives, and stock-based equity programs. Stock-based plans include a voluntary employee stock purchase plan and an equity compensation plan under which restricted stock and other equity awards may be granted. The Company’s equity compensation plan is designed to promote long-term performance, as well as to create long-term employee retention and continuity of leadership, and align the interests of management and employees with the long-term success of the Company. The Company believes that its restricted stock program promotes this culture and long-term performance because restricted stock grants generally provide for long-term vesting, including in certain cases entirely at the end of the recipient’s career (age 62 or later).

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

●	On October 10, 2016, the Company purchased substantially all of the assets of Western State Design, LLC, a California-based company, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock.
●	On October 31, 2017, the Company purchased substantially all of the assets of Tri-State Technical Services, Inc., a Georgia-based company, for a purchase price consisting of approximately $7.95 million in cash and 338,115 shares of the Company’s common stock.
●	On February 9, 2018, the Company purchased substantially all of the assets of Dallas-based companies, Zuf Acquisitions I LLC (d/b/a/ AAdvantage Laundry Systems) and Sky-Rent LP, for total consideration of approximately $20.4 million, consisting of approximately $8.1 million in cash and 348,360 shares of the Company’s common stock.
●	On September 12, 2018, the Company purchased substantially all of the assets of Scott Equipment, Inc., a Houston-based company, for approximately $6.5 million in cash and 209,678 shares of the Company’s common stock.
●	On February 5, 2019, the Company acquired PAC Industries Inc., a Pennsylvania-based company, for approximately $6.4 million in cash and 179,847 shares of the Company’s common stock.
●	On November 3, 2020, the Company acquired Yankee Equipment Systems, LLC, a New Hampshire-based company, for approximately $4.6 million in cash and 278,385 shares of the Company’s common stock.
●	On February 7, 2022, the Company acquired Consolidated Laundry Equipment, Inc. and Central Equipment Company, LLC (collectively “CLK”), a North Carolina-based company, for approximately $3.3 million in cash, net of cash acquired, and 179,087 shares of the Company’s common stock.

●	On June 1, 2022, the Company acquired Clean Designs, Inc. and Clean Route, LLC (collectively “CDL”), a Colorado-based company, for approximately $5.4 million in cash.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Report and Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the acquisitions of CLK and CDL as well as other acquisitions consummated by the Company during fiscal 2022 and fiscal 2023.

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

Customers and Markets

The Company’s customer base consists of approximately 65,000 customers located primarily in the United States of America (“United States” or “U.S.”), Canada, the Caribbean, and Latin America. No single customer accounted for more than 10% of the Company’s revenues for fiscal 2023 or fiscal 2022.

The Company’s commercial and industrial laundry equipment and boilers are sold or leased to a wide range of customers, including, but not limited to, vended laundry facilities, industrial laundry facilities, government institutions, correctional facilities, hospitals, hospital combines, nursing homes, veterinary clinics, professional sports franchises, educational institutions, hotels, motels, food and beverage establishments, cruise lines, and specialized users.

Historically, the Company has not noted any significant seasonality.

Sales, Marketing and Customer Support

The Company employs sales personnel to market its products in the United States, Canada, the Caribbean, and Latin America. The Company has exclusive and nonexclusive distribution rights to market its products. Orders for equipment and replacement parts and accessories are generally obtained by telephone, and e-mail inquiries originated by the customer or by the Company, from existing customer relationships and from newly formed customer relationships. The Company supports its sales and leasing activities through its websites and by advertising in trade publications, participating in trade shows and engaging in regional promotions and incentive programs.

The Company seeks to establish customer satisfaction by offering:

●	an experienced sales and service organization;
●	comprehensive product offerings;

●	competitive pricing;
●	maintenance of comprehensive and well-stocked inventories of equipment, replacement parts and accessories, often with same day or overnight availability;
●	design and layout services;
●	installation, maintenance and repair services;
●	on-site training performed by factory trained technicians; and
●	toll-free support lines and technical websites to address customer service problems.

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

Sources of Supply

The Company purchases commercial and industrial laundry products, dry cleaning machines, boilers and other products for distribution from a number of manufacturers and suppliers. The major manufacturers of the products sold by the Company are American Dryer Corporation, Chicago Dryer Company, Cleaver Brooks Inc., Continental Girbau, Inc., Dexter Laundry, Inc., FMB Group, Fulton Thermal Corp., Kannegiesser ETECH, Maytag Corporation, Pellerin Milnor Corporation, Unipress Corporation and Whirlpool Corporation. Purchases from three manufacturers accounted for a total of approximately 61% and 56% of the Company’s product purchases for fiscal 2023 and fiscal 2022, respectively. No other manufacturers accounted for more than 10% of product purchases during fiscal 2023 or fiscal 2022. The Company believes that it has good working relationships with its current manufacturers and suppliers. The Company has contracts with several of the manufacturers and suppliers of the products which the Company sells and has established, long-standing relationships with most of its manufacturers and suppliers. The Company believes that such relationships provide the Company with certain competitive advantages, including exclusivity for certain products in certain areas and, in certain cases, favorable prices and terms. While the Company has generally not experienced difficulty in purchasing products it distributes, supply chain constraints in recent years have resulted in extended inventory lead times and resulting delays in fulfilling certain orders, as well as increases in product costs.

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

Due to special options and features on most of the larger and more expensive equipment ordered by customers, in most instances, the Company purchases the equipment distributed by it after its receipt of orders from its customers. However, from time to time, including in fiscal 2023 and fiscal 2022, the Company purchased inventory in advance to take advantage of favorable pricing at the time or for other purposes, including to support the Company’s sales growth initiatives in new distribution territories and in support of growth initiatives related to the establishment of new manufacturer and supplier distribution relationships, and more recently to acquire inventory in light of supply chain constraints. The Company also maintains an inventory of more standardized and smaller-sized equipment that often requires more rapid delivery to meet customer needs.

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

Human Capital Resources

As of August 1, 2023, the Company had 705 full and part-time employees. All of the Company’s employees are based in the United States. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

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

As described above, the Company seeks to maintain a culture designed to reward performance through a variety of performance-based pay, commission programs, cash incentives, and stock-based equity programs. Stock-based plans include a voluntary employee stock purchase plan and an equity compensation plan under which restricted stock and other equity awards may be granted. The Company’s equity compensation plan is designed to promote long-term performance, as well as to create long-term employee retention and continuity of leadership, and align the interests of management and employees with the long-term success of the Company. The Company believes that its restricted stock program promotes this culture and long-term performance because restricted stock grants generally provide for long-term vesting, including in certain cases entirely at the end of the recipient’s career (age 62 or later).

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

Acquisitions are an important element of the Company’s growth strategy. Acquisitions and the Company’s efforts with respect thereto involve a number of risks, including, but not limited to:

●	the ability to identify and consummate transactions with acquisition targets;
●	the successful operation and integration of acquired companies;
●	diversion of management’s attention from other business functions and operations;
●	strain on managerial and operational resources as management tries to oversee larger operations;
●	difficulty implementing and maintaining effective internal control over financial reporting at the acquired businesses;
●	possible loss of key employees and/or customer or supplier relationships of the acquired business (See “The Company’s business and results may be adversely impacted if the Company does not maintain its relationships with its significant suppliers or customers” below); and
●	exposure to liabilities of the acquired businesses.

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

Growth of the Company’s business through acquisitions or otherwise may place significant demands on management, as well as on the Company’s accounting, financial, information and other systems and on the Company’s business.  Further, management may not be able to manage the Company’s growth effectively or successfully, and the Company’s financial, accounting, information and other systems may not be able to successfully accommodate the Company’s growth. In addition, the Company’s accounting expenses and other professional expenses associated with being a public company have increased as a result of the Company’s growth, and such expenses may continue to increase in the future.

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

The Company obtains its products from third-party suppliers. Although purchasing volume can provide benefits when dealing with suppliers, suppliers may not be able to provide the products and supplies that the Company needs in the quantities and at the prices requested, including due to conditions outside of the supplier’s control. The Company is also subject to delays caused by interruptions in production and increases in product costs based on conditions outside of the Company’s control. These conditions include shortages of qualified labor for suppliers, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, weather conditions, transportation interruptions, unavailability of fuel or increases in fuel costs, product recalls, competitive demands, civil insurrection or social unrest, terrorist attacks, natural disasters, epidemics, pandemics (such as the COVID-19 pandemic) or other disease outbreaks or other catastrophic events. Many of these conditions are outside of the Company’s control and could also impair the Company’s ability to provide its products and services to its customers or increase the cost of doing so. In recent years, customer demand has outpaced available supply, which has resulted in, and may continue to result in, delays in delivering products or services to the Company’s customers, as well as increases in product costs. The inability to obtain adequate supplies of products and/or to timely provide products and services and fulfill the Company’s other obligations to its customers, whether as a result of any of the foregoing factors or otherwise, could have an adverse effect on the Company’s business, results of operations and financial condition, including, without limitation, if the Company’s customers turn to other distributors.

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

The market for qualified employees is highly competitive, particularly in light of recent labor shortages. The Company may be unable to continue to attract and retain qualified personnel. In addition, increases in labor costs have resulted in, and may continue to result in, increases in the Company’s operating expenses. If labor market disruptions and/or labor cost increases continue, the Company’s sales or service team could be short staffed and would be more costly to retain, and the Company’s ability to meet its customers’ demands or expectations could be adversely impacted, any of which could materially adversely affect the Company’s business and results of operations.

The Company’s business and results may be adversely affected if the Company does not maintain its relationships with its significant suppliers or customers.

While the Company purchases the products it distributes from a number of manufacturers and suppliers, purchases from three manufacturers accounted for a total of approximately 61% and 56% of the Company’s product purchases for fiscal 2023 and fiscal 2022, respectively. The Company believes it has good working relationships with the manufacturers or suppliers from which the Company purchases its products. However, if such relationships deteriorate or the Company is unable to maintain such relationships, including with any of its or its acquired businesses’ principal manufacturers or suppliers, the Company’s business and results could be materially and adversely impacted. In addition, efforts of the Company and its acquired businesses to mitigate any loss, including brand shifts, may not be successful. Further, the Company does not have contracts with all of its manufacturers, and certain contracts the Company does have are short term agreements and can be terminated on short notice. In addition, suppliers may not comply with the terms of any agreements or may choose to terminate such agreements, allow such agreements to expire without renewal, or seek to revise the agreements on terms which are less favorable to the Company than the prevailing terms, any of which could materially and adversely impact the Company’s business and results.

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

The Company also competes for qualified employees and, in light of labor market disruptions, such competition has been more intense and led to increases in the costs of labor. See “Labor shortages and increases in labor costs may have a material adverse impact on the Company’s business and results of operations” above.

The Company faces risks associated with environmental and other regulation.

The Company’s business and operations are subject to federal, state, local and foreign environmental and other laws and regulations, including environmental laws governing the discharge of pollutants, the handling, generation, storage and disposal of hazardous materials, substances, and wastes and the cleanup of contaminated sites. As a public company, the Company will also be subject to any rules and regulation of the SEC and any applicable securities exchange concerning environmental and other social issues, which may result in increased costs and compliance efforts. The Company is also subject to rules and regulations with respect to its contracts and dealings with government facilities. The Company may not remain in compliance with all applicable laws and regulations and could be required to incur significant costs as a result of violations of, liabilities under, or efforts to comply with, applicable laws and regulations. In addition, violations may have other adverse implications for the Company, including negative public relations and potential litigation. Further, the Company may incur significant compliance costs in the event of changes to applicable laws and regulations.

The outbreak of a pandemic or public health crisis, including any resurgence of the COVID-19 pandemic (or any variant thereof), may adversely impact the Company.  As previously disclosed, the Company was adversely impacted by the COVID-19 pandemic beginning at the end of the quarter ended March 31, 2020; specifically, due to delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. Any future pandemic or public health crisis may have similar or worse effects than those experienced in connection with the COVID-19 pandemic and may exacerbate certain of the other risks set forth herein.

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

Further, conducting an international business inherently involves a number of difficulties, risks and uncertainties, such as:

●	export and trade restrictions;
●	inconsistent and changing regulatory requirements;
●	tariffs and other trade barriers;
●	cultural issues;
●	problems in collecting accounts receivable;
●	political instability and international hostilities;
●	local economic downturns; and
●	potentially adverse tax consequences.

Any of the above factors may materially and adversely affect the Company’s business, prospects, operating results or financial condition.

Damages to, or disruptions at, the Company’s facilities or the facilities of a supplier or customer could adversely impact the Company’s business, operating results and financial condition.

Although the Company has certain limited protection afforded by insurance, the Company’s business, earnings and financial condition could be materially adversely affected if it suffers damages to, or disruptions at, its facilities. Without limiting the generality of the foregoing, the Company’s facilities in Florida, Georgia, North Carolina, Texas and the Northeast United States are subject to hurricane casualty and flood risk and its facilities in California are subject to earthquake casualty risk. In addition, damages to the facility of a supplier, whether due to, fire, natural disaster or other events, would adversely impact the Company’s ability to obtain products from that supplier when expected or at all and, accordingly, may result in delays in the delivery of the Company’s products or the provision of its services. Further, damages to the facility of a customer may adversely impact the business of the customer and its need for products or services from the Company or result in delays in the delivery of products or provision of services to the customer. Any of these events may materially and adversely impact the Company’s business, operating results and financial condition.

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

The Company is dependent upon a variety of internal computer and telecommunication systems to operate its business, including its enterprise resource planning (“ERP”) systems. The Company is consolidating across a number of its subsidiaries ERP software systems and related processes to perform various functions and improve on the efficiency of the Company’s business. This is a lengthy and expensive process that diverts resources from other operations, and may result in cost overruns, project delays or business interruptions.

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

In addition, the information systems of acquired businesses may not be sufficient to meet the Company’s standards or the Company may not be able to successfully convert them to provide acceptable information on a timely and cost-effective basis. Furthermore, the Company must attract and retain qualified people to operate its systems, expand and improve them, integrate new programs effectively with its existing programs, and convert to new systems efficiently when required. Any disruption to the Company’s business due to such issues, or an increase in costs to cover these issues that is greater than anticipated, could have an adverse effect on the Company’s financial results and operations.

Failure to maintain the integrity of internal or customer data could result in faulty business decisions or operational inefficiencies, damage the Company’s reputation and/or subject the Company to costs, fines or lawsuits.

The Company collects and retains internal and customer data, including social security numbers, credit card numbers and other personally identifiable information of customers, in various internal information systems. The Company also maintains personally identifiable information about its employees. The integrity and protection of customer, employee and company data is critical to the Company. The Company could make faulty decisions if that data is inaccurate or incomplete. The Company’s customers and employees also have a high expectation that their personal information will be adequately protected. The regulatory environment as well as the requirements imposed on the Company by the payment card industry surrounding information, security and privacy is also increasingly demanding. The Company’s systems may be unable to satisfy changing regulatory and payment card industry requirements and employee and customer expectations, or may require significant additional investments or time in order to do so.

The Company could be negatively affected by cyber or other security threats or other disruptions.

In the ordinary course of its business, the Company processes, transmits and stores sensitive Company information as well as sensitive information, including personal information, about its customers, employees and vendors, all of which require the appropriate and secure utilization of such information and subjects the Company to risks relating thereto, including risks relating to increased focus regarding the Company's data security compliance. Cyber-attacks, including ransomware, malware and phishing, designed to gain access to sensitive information by breaching systems are constantly evolving. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad, including requirements for varying levels of customer notification in the event of a data breach. These laws are changing rapidly and vary among jurisdictions. The Company will continue its efforts to meet applicable privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase the Company's costs. The Company relies on commercially available systems, software and tools to provide security for processing, transmitting and storing sensitive information. As the risk of cyber-attacks increases, related insurance premiums and the cost of defensive measures may also increase. In addition, the costs to remediate security incidents or breaches that may occur could be material.

Despite the security measures and processes the Company has in place, efforts to protect sensitive Company, customer, employee and vendor information may not be successful in preventing a breach in the Company's systems or detecting and responding to a breach on a timely basis. The Company has experienced threats to, and incidents involving, its systems and information, and while none have been material to date, cyber-attacks are generally becoming more frequent, intense, and sophisticated. As a result of a security incident or breach in the Company's systems, the Company's systems could be interrupted or damaged, and/or sensitive information could be accessed by third parties. The Company's systems may also be disrupted or damaged, and/or sensitive information could be released, due to other system failures, viruses, operator error or inadvertent releases of data.  In the event of a data or security breach, the Company's customers, employees or vendors could lose confidence in the Company's ability to protect their information, which could result in the loss of key customers, employees or vendors, or the Company's reputation could otherwise be negatively impacted, any of which may have a material adverse impact on the Company's business or results. In addition, as the regulatory environment relating to the protection of sensitive data becomes stricter, a failure to comply with applicable regulations could potentially subject the Company to fines, penalties, other regulatory sanctions, or lawsuits with the possibility of substantial damages.

In addition, damage or disruption to the Company's systems could adversely impact the Company's ability to manage or operate its business. Further, conversions to new information technology systems require effective change management processes and may result in cost overruns, delays or business interruptions. If the Company’s information technology systems are disrupted, become obsolete or do not adequately support the Company’s strategic, operational or compliance needs, the Company’s business, financial position, results of operations or cash flows may be adversely affected.

Risks Related to the Company’s Indebtedness

The Company’s indebtedness may impact its financial condition and results of operations, and the terms of the Company’s indebtedness may place restrictions on the Company.

The Company’s level of indebtedness may have several important effects on the Company’s operations, including, without limitation, that the Company uses cash to satisfy its debt service requirements, that outstanding indebtedness and the Company’s leverage position will increase the impact on the Company of negative changes in general economic and industry conditions, as well as competitive pressures, and that the Company’s ability to obtain additional financing for acquisitions, working capital or other corporate purposes may be impacted.

The Company is a party, as borrower, to a syndicated credit agreement (the “Credit Agreement”) in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million. The maturity date of the Credit Agreement is May 6, 2027. The Company had $35.0 million outstanding under the Credit Agreement as of June 30, 2023.

Borrowings (other than swingline loans) under the Credit Agreement bear interest at a rate, at the Company’s election at the time of borrowing, equal to (a) the Bloomberg Short-Term Bank Yield Index rate (the “BSBY rate”) plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. Swingline loans bear interest calculated at the Base Rate plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. A significant increase in interest rates could materially impact the cost of the Company’s indebtedness under the Credit Agreement and any other floating rate debt that the Company may incur in the future.

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

The Company may incur additional debt financing as determined to be appropriate by management, including in connection with the financing of acquisitions or other strategic transactions or otherwise, which would increase the Company’s vulnerability to the risk factors described above related to its level of indebtedness and may place restrictions on the Company similar or in addition to those contained in the Credit Agreement. There is no assurance that the Company will receive any financing which the Company may seek to obtain in the future on acceptable terms or at all, including in the event additional funds are necessary to consummate an acquisition or other strategic transaction or support the Company’s business operations.

Risks Related to Ownership of the Company’s Common Stock

The Company’s management may be deemed to control the Company.

The Company’s management, including Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, and the Company’s Board of Directors through stockholders agreement granting it the right to direct the voting of certain shares issued as consideration in acquisitions, may be deemed to control the Company as a result of their collective voting power over shares representing approximately 60.0% of the issued and outstanding shares of the Company’s common stock as of June 30, 2023. Under the Company’s Bylaws, the election of directors requires a plurality vote and all other matters put to a vote of the Company’s stockholders require the affirmative vote of a majority of the shares of the Company’s common stock represented at a meeting, in person or by proxy, and entitled to vote on the matter unless a greater percentage is required by applicable law. Consequently, other than in very limited circumstances where a greater vote is required by applicable law, Mr. Nahmad and the other members of the Company’s management, without the consent or vote of any other stockholders of the Company, have the voting power to elect directors and approve other actions that require stockholder approval. The interests of the Company’s management may conflict with the interests of the Company’s other stockholders and also could have the effect of delaying or preventing a change in control or changes in management and/or adversely impact the market price of the Company’s common stock or the ability of the Company’s other stockholders to receive a premium for their shares in connection with any sale of the Company.

Further, as a result of management’s controlling voting position with respect to the Company’s common stock, the Company is a “controlled company” within the meaning of the listing standards of the NYSE American, on which the Company’s common stock is listed. As a “controlled company,” the Company is not required under the listing standards of the NYSE American to comply with certain corporate governance requirements set forth therein, including:

●	the requirement that a majority of the Company’s Board of Directors consists of independent directors;
●	the requirement that directors be recommended for nomination by, and other nominating and corporate governance matters be decided solely by, a nominating/corporate governance committee consisting of independent directors; and
●	the requirement that executive compensation matters be decided by a compensation committee consisting of independent directors.

While executive compensation matters are determined by a compensation committee comprised solely of independent directors and the Company’s Board of Directors is currently comprised of a majority of independent directors, the Company does not have a standing nominating/corporate governance committee and the Company has in the past from time to time maintained a Board of Directors not comprised of a majority of independent directors. In addition, in the discretion of the Company’s Board of Directors, the Company may choose to utilize or continue to utilize any or all of the exceptions in the future. As a result, the Company’s stockholders may not have certain of the same protections as a stockholder of other publicly-traded companies which are not “controlled companies” and the market price of the Company’s common stock may be adversely affected.

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

As permitted by Delaware law, the Company’s Board of Directors is authorized under the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to approve the issuance by the Company of up to 200,000 shares of preferred stock, and to designate the relative rights, preferences and limitations of any preferred stock so issued, in each case, without any action on the part of the Company’s stockholders. Currently, no shares of preferred stock are outstanding. In the event that the Company issues preferred stock in the future that has preference over the Company’s common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up of the Company, the rights of holders of shares of the Company’s common stock may be adversely affected. In addition, the Company is authorized under its Certificate of Incorporation to issue up to 20,000,000 shares of common stock. There are currently approximately 13.8 million shares of common stock outstanding. Subject to applicable law and the rules and regulations of the NYSE American, the Company’s Board of Directors (or a committee thereof, in the case of shares issued under the Company’s equity-based compensation plan) has the power to approve the issuance of any authorized but unissued shares of the Company’s common stock, and any such issuances, including, without limitation, those under the Company’s equity-based compensation plan or pursuant to any acquisitions or other strategic transactions consummated by the Company or in connection with the financing thereof, would result in dilution to the Company’s stockholders. These provisions of the Certificate of Incorporation could also delay, defer or prevent a change in control of the Company or its management, and could limit the price that investors are willing to pay in the future for shares of the Company’s common stock.

General Risks

Management has identified a material weakness in the Company’s internal control over financial reporting, and the Company may be unable to develop, implement and maintain appropriate controls in future periods.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management annually report on the effectiveness of the Company’s internal control over financial reporting and its disclosure controls and procedures. The Company has incurred, and expects to continue to incur, a substantial amount of management time and resources to comply with such requirements.

As more fully described in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, in connection with its evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023, management identified a material weakness in the Company’s internal control over financial reporting related to the review and approval of manual journal entries made to the general ledger at certain of the Company’s subsidiaries. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the identification of the material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2023.

The Company is in the process of developing and implementing a remediation plan for the identified material weakness. While there can be no assurance that these efforts will be successful, the Company expects to remediate the material weakness prior to the end of the fiscal year ending June 30, 2024. The remediation efforts are expected to result in the incurrence of additional expenses. If the remediation is not completed in a timely fashion, or at all, or if the remediation plan is inadequate, the Company may be unable to timely file future periodic reports with the SEC and/or its future financial statements could contain undetected errors.

In addition, there is no assurance that additional material weaknesses in the Company’s internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties encountered in their implementation, could result in additional material weaknesses, or could result in material misstatements in the Company’s financial statements, which could cause the Company to fail to timely meet its reporting obligations or cause investors to lose confidence in the Company’s reported financial information, leading to a decline in the Company’s stock price. Any of these events may also, among other things, subject the Company to litigation or investigations requiring the devotion of management time and resources and/or the payment of significant legal and other expenses.

Further, while businesses acquired during the fiscal year covered by the applicable Annual Report on Form 10-K are permitted to be excluded from the scope of management’s report on internal control over financial reporting and the related auditor attestation for such Annual Report on Form 10-K (as is the case with the exclusion of the businesses acquired by the Company in fiscal 2023 from the scope of management’s report on internal control over financial reporting and the related auditor attestation for this Report), the Company will face challenges and be required to incur expenses in connection with, and devote significant management time to, the internal control over financial reporting of acquired businesses. There is no assurance that any issues, deficiencies, significant deficiencies or material weaknesses in internal controls identified at acquired businesses will be remediated in a timely or cost-efficient manner or at all.

The Company has incurred, and expects to continue to incur, a substantial amount of management time and resources to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In this Report, the Company’s management has provided an assessment as to the effectiveness of the Company’s internal control over financial reporting. In addition, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, management’s assessment of the effectiveness of the Company’s internal control over financial reporting is subject to attestation by the Company’s independent registered public accounting firm. This Report includes such attestation. However, there is no assurance that the Company will continue to timely comply with such requirements nor can there be assurance that significant deficiencies and/or material weaknesses will not be identified by management or the Company’s independent registered public accounting firm (or, if identified, remedied in a timely fashion or at all), any of which may adversely affect the market price of the Company’s common stock. In addition, the Company’s compliance efforts will continue to require significant expenditures and devotion of management time, and may divert management’s attention from the Company’s operations. In addition, while businesses acquired during the fiscal year covered by the applicable Annual Report on Form 10-K are permitted to be excluded from the scope of management’s report on internal control over financial reporting and the related auditor attestation for such Annual Report on Form 10-K (as is the case with the exclusion of the businesses acquired by the Company in fiscal 2023 from the scope of management’s report on internal control over financial reporting and the related auditor attestation for this Report), the Company will face challenges and be required to incur expenses in connection with, and devote significant management time to, the internal control over financial reporting of acquired businesses. There is no assurance that any issues, deficiencies, significant deficiencies or material weaknesses in internal controls identified at acquired businesses will be remedied in a timely or cost-efficient manner or at all.

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

At June 30, 2023, the Company had 32 warehousing and distribution facilities and administrative facilities located across 19 U.S. states. Senior management and support staff are located at the Company’s principal executive offices and other administrative offices mostly adjacent to the Company’s warehousing and distribution facilities. The facilities have an aggregate of approximately 500,000 square feet of space. The Company believes that its facilities are sufficient to meet the Company’s present operating needs.

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

As of September 22, 2023, there were approximately 171 holders of record of the Company’s common stock.

The Company did not pay any dividends on its common stock during the fiscal years ended June 30, 2023 or 2022. The declaration and payment of cash dividends with respect to the Company’s common stock is determined by the Company’s Board of Directors based on the Company’s financial condition and liquidity needs and other factors deemed relevant by the Company’s Board of Directors, and may be subject to restrictions contained in the Company’s debt instruments. As described elsewhere in this Report, including under “Liquidity and Capital Resources” in Item 7 of this Report, the Company’s Credit Agreement contains certain covenants which may, among other things, restrict the Company’s ability to pay dividends, and any future facilities may contain similar or more stringent requirements. The Company’s management does not believe that the covenants contained in the Credit Agreement currently materially limit the Company’s ability to pay dividends or are reasonably likely to materially limit the Company’s ability to pay dividends in the future.

On October 4, 2023, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.28 per share to be paid on October 26, 2023 to stockholders of record at the close of business on October 16, 2023. As described above, future dividends will be considered in light of the Company’s financial position and liquidity needs, and other factors deemed relevant by the Company’s Board of Directors.

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

During the quarter ended June 30, 2023, the Company did not repurchase any shares of its common stock.

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

Total revenues for the fiscal year ended June 30, 2023 (“fiscal 2023”) increased by 32% compared to the fiscal year ended June 30, 2022 (“fiscal 2022”). The increase in revenues during fiscal 2023 is attributable to increases in revenues at certain of the Company’s legacy businesses due to improved conditions in connection with the continued recovery from the COVID-19 pandemic (which negatively impacted the Company’s business and results beginning at the end of the quarter ended March 31, 2020; specifically, due to delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders), the completion during fiscal 2023 of projects previously delayed by the COVID-19 pandemic, price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating cost increases, and revenues generated by businesses acquired by the Company during fiscal 2023. The increase in revenues was also attributable to the revenues of businesses acquired by the Company during fiscal 2022 whose results were consolidated in the Company’s financial statements for all of fiscal 2023 as compared to just the period of fiscal 2022 from the respective closing date of the acquisition through the end of fiscal 2022.

Net income for fiscal 2023 increased by 137% from fiscal 2022. The increase in net income was attributable primarily to the increases in revenue and the resulting gross profit, partially offset by the increases in selling, general and administrative expenses and interest expense.

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

●	On October 10, 2016, the Company purchased substantially all of the assets of Western State Design, LLC, a California-based company, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock.
●	On October 31, 2017, the Company purchased substantially all of the assets of Tri-State Technical Services, Inc., a Georgia-based company, for a purchase price consisting of approximately $7.95 million in cash and 338,115 shares of the Company’s common stock.
●	On February 9, 2018, the Company purchased substantially all of the assets of Dallas-based companies, Zuf Acquisitions I LLC (d/b/a/ AAdvantage Laundry Systems) and Sky-Rent LP, for total consideration of approximately $20.4 million, consisting of approximately $8.1 million in cash and 348,360 shares of the Company’s common stock.
●	On September 12, 2018, the Company purchased substantially all of the assets of Scott Equipment, Inc., a Houston-based company, for approximately $6.5 million in cash and 209,678 shares of the Company’s common stock.
●	On February 5, 2019, the Company acquired PAC Industries Inc., a Pennsylvania-based company, for approximately $6.4 million in cash and 179,847 shares of the Company’s common stock.
●	On November 3, 2020, the Company acquired Yankee Equipment Systems, LLC, a New Hampshire-based company, for approximately $4.6 million in cash and 278,385 shares of the Company’s common stock.
●	On February 7, 2022, the Company acquired (the “CLK Acquisition”) Consolidated Laundry Equipment, Inc. and Central Equipment Company, LLC (collectively “CLK”), a North Carolina-based company, for approximately $3.3 million in cash, net of cash acquired, and 179,087 shares of the Company’s common stock.
●	On June 1, 2022, the Company acquired (the “CDL Acquisition”) Clean Designs, Inc. and Clean Route, LLC (collectively “CDL”), a Colorado-based company, for approximately $5.4 million in cash.

In addition to the CLK Acquisition and the CDL Acquisition, during fiscal 2022, the Company acquired Mississippi-based LS Acquisition, LLC d/b/a Laundry South Systems and Repair (“LSS”), and Spynr, Inc. (“SPR”), a Delaware-based digital marketing and technology company which provides digital marketing services to customers and vendors within the commercial, industrial and vended laundry industries. The total consideration for these transactions consisted of $3.2 million in cash and the issuance of 34,391 shares of the Company’s common stock.

During fiscal 2023, the Company acquired Massachusetts-based Aldrich Clean-Tech Equipment Corp. (“ACT”), North Carolina-based K&B Laundry Service, LLC (“K&B”), Alabama-based Wholesale Commercial Laundry Equipment Company SE, LLC (“WCL”), and Maryland-based Gluno, Inc. d/b/a Express Parts and Services (“EXP”). The total consideration for these transactions consisted of $2.4 million in cash and the issuance of 24,243 shares of the Company’s common stock.

See Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the acquisitions completed by the Company during fiscal 2023 and fiscal 2022.

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

Consolidated Financial Condition

The Company’s total assets increased from $230.8 million at June 30, 2022 to $253.8 million at June 30, 2023. The increase in total assets was primarily attributable to an increase in current assets, as described below under “Liquidity and Capital Resources.” The Company’s total liabilities increased from $113.1 million at June 30, 2022 to $122.9 million at June 30, 2023, primarily due to increases in accrued employee expenses, customer deposits and long-term debt, partially offset by a decrease in accounts payable and accrued expenses. The increase in long-term debt was attributable to borrowings under the Company’s credit facility in excess of optional repayments.

Liquidity and Capital Resources

The Company had approximately $5.9 million of cash at June 30, 2023 compared to $4.0 million of cash at June 30, 2022. The increase in cash was primarily due to cash borrowed in excess of optional debt repayments under the Company’s credit facility used to fund the cash consideration paid in connection with the Company’s business acquisitions during fiscal 2023 and capital expenditures. The Company’s primary sources of cash are sales of products and services, and borrowings under its credit facility. The Company’s primary uses of cash are purchases of the products sold by the Company, employee related costs, and the cash consideration paid in connection with business acquisitions.

The following table summarizes the Company’s Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year Ended June 30,
Net cash provided (used) by:	2023	2022
Operating activities	$940	$(1,898)
Investing activities	$(5,986)	$(15,934)
Financing activities	$6,993	$15,749

For fiscal 2023, operating activities provided cash of approximately $0.9 million compared to cash used by operating activities of approximately $1.9 million in fiscal 2022. The $2.8 million increase in cash provided by operating activities was primarily attributable to increases in net income, partially offset by increases in the cash used by operating activities from changes in operating assets and liabilities.

Investing activities used cash of approximately $6.0 million during fiscal 2023 compared to approximately $15.9 million in fiscal 2022. The $9.9 million decrease in cash used by investing activities is due primarily to a greater amount of cash consideration paid in connection with acquisitions during fiscal 2022 as compared to fiscal 2023.

Financing activities provided cash of approximately $7.0 million in fiscal 2023 compared to cash provided by financing activities of approximately $15.7 million in fiscal 2022. The decrease in cash provided by financing activities was attributable primarily to a decrease in net borrowings to fund acquisitions during fiscal 2023.

The Company is a party, as borrower, to a syndicated credit agreement (the “Credit Agreement”) in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million. As of June 30, 2023, $57.3 million was available to borrow under the revolving credit facility.

On May 6, 2022, the Company entered into an amendment to the Credit Agreement. The amendment amended the Credit Agreement to, among other things, replace LIBOR with in connection with the phasing out of LIBOR. As a result, borrowings (other than swingline loans) under the Credit Agreement bear interest, at a rate based on (a) the Bloomberg Short-Term Bank Yield Index rate (the “BSBY rate”) plus a margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest calculated at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. The maturity date of the Credit Agreement is May 6, 2027.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of June 30, 2023, the Company was in compliance with its covenants under the Credit Agreement.

The obligations of the Company under the Credit Agreement are collateralized by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

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

Off-Balance Sheet Financing

As of June 30, 2023, the Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues

Revenues for fiscal 2023 increased by approximately $86.9 million (32%) from fiscal 2022. The increase in revenues during fiscal 2023 is attributable to increases in revenues at certain of the Company’s legacy businesses due to improved conditions in connection with the continued recovery from the COVID-19 pandemic, the completion during fiscal 2023 of projects previously delayed by the COVID-19 pandemic, price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating cost increases, and revenues generated by businesses acquired by the Company during fiscal 2023. The increase in revenues was also attributable to the revenues of businesses acquired by the Company during fiscal 2022 whose results were consolidated in the Company’s financial statements for all of fiscal 2023 as compared to just the period of fiscal 2022 from the respective closing date of the acquisition through the end of fiscal 2022.

From time to time the Company enters into longer-term contracts to fulfill large complex laundry projects for divisions of the federal government where the nature of, and competition for, such contracts may result in a lower gross margin as compared to other equipment sales. During fiscal 2023, the Company entered into a number of such lower-margin equipment sales. The Company believes that the increase in equipment sales provides a strong foundation for the Company to further strengthen its customer relationships, including that they may in the future result in higher gross margin opportunities from the sale of parts, accessories, supplies, and technical services related to the equipment. Despite the lower gross margin from such longer-term contracts, the Company believes that the long-term benefit from the increase in its installed equipment base will outweigh the possible short-term impact to gross margin.

Cost of Sales and Selling, General and Administrative Expenses

	Fiscal Year Ended June 30,
	2023	2022
As a percentage of revenues:
Cost of sales, net	70.7%	72.4%
As a percentage of revenues:
Selling, general and administrative expenses	24.6%	25.2%

Cost of sales, expressed as a percentage of revenues, decreased to 70.7% in fiscal 2023 from 72.4% in fiscal 2022, representing gross margins of 29.3% in fiscal 2023 and 27.6% in fiscal 2022. The decrease in cost of sales, as a percentage of revenues, and increase in gross margin were primarily attributable to favorable changes in product and customer mix. The increase in gross margin is also attributable to the Company’s efforts to drive higher quality sales opportunities from promoting solution selling as a value-added distributor. Longer-term federal government contracts entered into during fiscal 2023 lowered gross margins by 30 basis points.

Selling, general and administrative expenses increased by approximately $19.9 million (30%) in fiscal 2023 compared to fiscal 2022, primarily due to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in selling costs, including commissions, from increases in revenues during fiscal 2023, and (c) increases in operating expenses and investments at the parent company level in connection with the Company’s optimization initiatives, including expenses related to the consolidation of the Company’s operations and the modernization of the Company’s operations through the implementation of advanced technologies. As a percentage of revenues, selling, general and administrative expenses decreased to 24.6% in fiscal 2023 from 25.2% in fiscal 2022.

Interest Expense

Interest and other expense, net increased by approximately $1.8 million (269%) in fiscal 2023 compared to fiscal 2022. The increase is due primarily to increases in the average outstanding debt balance and average effective interest rate incurred on outstanding borrowings.

Provision for Income Taxes

The Company’s effective income tax rate was 30.6% for fiscal 2023 compared to 28.3% in fiscal 2022. The increase in the effective income tax rate in fiscal 2023 reflects an increase in the total state tax expense in higher rate jurisdictions.

Inflation

Inflation did not have a significant effect on the Company’s results during fiscal 2023 or fiscal 2022. However, the Company faces risks relating to inflation, including the current inflationary trend, which may have an adverse impact on the market for the Company’s products and services, including that there is no assurance that the Company will be able to effectively increase the price of its products and services to offset increased costs.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals (or former principals) of the Company or its subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $228,000 and $207,000 during fiscal 2023 and fiscal 2022, respectively.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. Each lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the leases for the first three-year renewal term, which commenced in October 2022. Base rent for the first renewal term is $25,000. In addition to such leases, since May 1, 2023, Tri-State Technical Services has also leased an additional 50,000 square feet of space from Mr. Stephenson. Monthly base rental payments for the additional space total $15,000. The term of this lease will expire upon the expiration of the other leases with Mr. Stephenson described above. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under these leases totaled approximately $306,000 and $252,000 during fiscal 2023 and fiscal 2022, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under each of these leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company, and the Company currently expects to exercise its option to renew this lease for the first three-year renewal term. Payments under the leases described in this paragraph totaled approximately $432,000 during fiscal 2023 and fiscal 2022.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments total $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company, and the Company currently expects to exercise its option to renew this lease for the first three-year renewal term. Payments under this lease totaled approximately $146,000 and $142,000 during fiscal 2023 and fiscal 2022, respectively.

Critical Accounting Estimates

Use of Estimates

In connection with the preparation of its financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”), the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements are set forth below. The critical accounting policies discussed below are not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The identification and measurement of goodwill impairment involves the estimation of the fair value of the reporting unit and involves uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The Company performed its annual impairment test on April 1, 2023 and determined there was no impairment.

Customer Relationships, Tradenames and Other Intangible Assets

Customer relationships, tradenames, non-competes, and other intangible assets are stated at cost less accumulated amortization. These assets with a finite-life are amortized on a straight-line basis over the estimated future periods to be benefited (5-10 years). The estimates of fair value of the Company’s indefinite-lived intangibles are based on information available as of the date of the assessment and take into account management’s assumptions about expected future cash flows and other valuation techniques. The Company reviews the recoverability of intangible assets that are amortized based primarily upon an analysis of undiscounted cash flows from the intangible assets. In the event the expected future cash flows become less than the carrying amount of the assets, an impairment loss would be recorded in the period the determination is made based on the fair value of the related assets.

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

See Note 10 to the Consolidated Financial Statements included in Item 8 of this Report for additional information regarding income taxes.

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

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants, which may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) the BSBY rate plus a margin that ranges from 1.25% to 1.75% depending on the Company’s Consolidated Leverage Ratio or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of June 30, 2023, the Company had approximately $35.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 5.81%. Based on the amounts outstanding at June 30, 2023, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $350,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at June 30, 2023 or 2022.

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

Shareholders and Board of Directors

EVI Industries, Inc.

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EVI Industries, Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated October 4, 2023 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

We identified the determination of the total estimated costs and progress toward completion of revenue contracts as a critical audit matter. These elements require management to make significant estimates and assumptions. Total estimated costs to complete projects include various costs such as direct labor, material and subcontract costs. Changes in these estimates can have a significant impact on the revenue recognized each period. Auditing these elements involved auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design, implementation and operating effectiveness of certain controls related to estimated costs to complete, including controls over: (i) development of project estimates and review of key cost inputs, (ii) ongoing assessment and revisions to project estimates, and (iii) ongoing review of project status including nature of activities required to complete open projects.
●	Evaluating the reasonableness of a sample of project estimates for projects completed during the year through a retrospective review against actual performance at project completion.
●	Assessing the reasonableness of the estimated costs to complete for a sample of open projects through: (i) evaluating the reasonableness of project budgets and the nature of costs required to complete open projects, (ii) assessing the status of completion of respective projects through testing of a sample of project costs incurred to date, (iii) evaluating the reasonableness of project status by performing inquiries of project managers, confirming with subcontractors and assessing the nature of activities required to complete open projects, and (iv) performing retrospective review for open projects and investigating significant budget to actual variances.

●	Assessing the reasonableness of changes in estimated costs to complete for a sample of contracts during the year and investigating reasons for changes in expected costs and project margins.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2018.

Miami, Florida

October 4, 2023

EVI Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

ASSETS
	June 30, 2023	June 30, 2022
Current assets
Cash and cash equivalents	$5,921	$3,974
Accounts receivable, net of allowance for doubtful accounts	48,391	43,014
Inventories	59,167	49,359
Vendor deposits	2,291	1,728
Contract assets	1,181	1,519
Other current assets	8,547	6,018
Total current assets	125,498	105,612

Equipment and improvements, net	12,953	13,033
Operating lease assets	8,714	7,480
Intangible assets, net	24,128	26,234
Goodwill	73,388	71,039
Other assets	9,166	7,370

Total assets	$253,847	$230,768

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	June 30, 2023	June 30, 2022
Current liabilities
Accounts payable and accrued expenses	$38,730	$42,026
Accrued employee expenses	10,724	8,508
Customer deposits	23,296	21,288
Contract liabilities	668	507
Current portion of operating lease liabilities	3,027	2,518
Total current liabilities	76,445	74,847

Deferred income taxes, net	5,023	4,666
Long-term operating lease liabilities	6,554	5,736
Long-term debt, net	34,869	27,840

Total liabilities	122,891	113,089

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; authorized shares – 20,000,000; 12,711,558 shares issued at June 30, 2023 and 12,650,126 shares issued at June 30, 2022, including shares held in treasury	318	316
Additional paid-in capital	101,225	97,544
Retained earnings	32,608	22,889
Treasury stock, 134,001 shares, at cost, at June 30, 2023 and 127,801 shares, at cost, at June 30, 2022	(3,195)	(3,070)
Total shareholders’ equity	130,956	117,679
Total liabilities and shareholders’ equity	$253,847	$230,768

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended June 30,
	2023	2022
Revenues	$354,173	$267,316
Cost of sales	250,490	193,609
Gross profit	103,683	73,707
Selling, general and administrative expenses	87,177	67,318
Operating income	16,506	6,389
Interest expense, net	2,507	679
Income before provision for income taxes	13,999	5,710
Provision for income taxes	4,280	1,615

Net income	$9,719	$4,095

Net earnings per share – basic	$0.68	$0.30

Net earnings per share – diluted	$0.67	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2021	12,399,137	$310	$90,501	120,706	$(2,865)	$18,794	$106,740
Share repurchases	-	-	-	7,095	(205)	-	(205)

Vesting of restricted shares	20,835	1	(1)	-	-	-	-

Issuances of shares under employee stock purchase plan	8,389	-	120	-	-	-	120

Issuances of shares in connection with acquisitions	213,478	5	4,326	-	-	-	4,331

Stock compensation	8,287	-	2,598	-	-	-	2,598

Net income	-	-	-	-	-	4,095	4,095
Balance at June 30, 2022	12,650,126	316	97,544	127,801	(3,070)	22,889	117,679
Share repurchases	-	-	-	6,200	(125)	-	(125)

Vesting of restricted shares	31,757	1	(1)	-	-	-	-

Issuances of shares under employee stock purchase plan	5,432	-	118	-	-	-	118

Issuances of shares in connection with acquisitions	24,243	1	502	-	-	-	503

Stock compensation	-	-	3,062	-	-	-	3,062

Net income	-	-	-	-	-	9,719	9,719
Balance at June 30, 2023	12,711,558	$318	$101,225	134,001	$(3,195)	$32,608	$130,956

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

Years ended June 30,	2023	2022

Operating activities:
Net income	$9,719	$4,095
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	6,024	5,209
Amortization of debt discount	29	133
Provision for bad debt expense	710	446
Non-cash lease expense	93	136
Stock compensation	3,062	2,598
Inventory reserve	(178)	(105)
Provision (benefit) for deferred income taxes	357	(164)
Other	(103)	(24)
(Increase) decrease in operating assets:
Accounts receivable	(5,664)	(12,139)
Inventories	(8,302)	(20,396)
Vendor deposits	(527)	(1,191)
Contract assets	338	(1,172)
Other assets	(4,296)	(433)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(4,164)	13,265
Accrued employee expenses	2,114	814
Customer deposits	1,567	9,755
Contract liabilities	161	(2,725)

Net cash provided (used) by operating activities	940	(1,898)

Investing activities:
Capital expenditures	(3,708)	(3,981)
Cash paid for acquisitions, net of cash acquired	(2,278)	(11,953)

Net cash used by investing activities	(5,986)	(15,934)
Financing activities:
Proceeds from borrowings	77,000	65,000
Debt repayments	(70,000)	(49,000)
Payment of debt issuance costs	-	(166)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(125)	(205)
Issuances of common stock under employee stock purchase plan	118	120

Net cash provided by financing activities	6,993	15,749
Net increase (decrease) in cash	1,947	(2,083)
Cash at beginning of year	3,974	6,057

Cash at end of year	$5,921	$3,974

Supplemental information:
Cash paid for interest	$2,469	$494
Cash paid for income taxes	$3,099	$430
Supplemental disclosure of non-cash financing activities
Common stock issued for acquisitions	$503	$4,331

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. General

Nature of Business

EVI Industries, Inc., indirectly through its subsidiaries (EVI Industries, Inc. and its subsidiaries, collectively, the “Company”), is a value-added distributor, and provides advisory and technical services to customers located primarily in the United States of America (“United States” or “US”), Canada, the Caribbean, and Latin America. Through its sales organization, the Company provides its customers with planning, designing, and consulting services related to their commercial laundry operations. The Company sells and/or leases its customers commercial laundry equipment, specializing in washing, drying, finishing, material handling, water heating, power generation, and water reuse applications. In support of the suite of products it offers, the Company sells related parts and accessories. Additionally, through the Company’s network of commercial laundry technicians, the Company provides its customers with installation, maintenance, and repair services.

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

●	On October 10, 2016, the Company purchased substantially all of the assets of Western State Design, LLC, a California-based company, for a purchase price consisting of $18.5 million in cash and 2,044,990 shares of the Company’s common stock.
●	On October 31, 2017, the Company purchased substantially all of the assets of Tri-State Technical Services, Inc., a Georgia-based company, for a purchase price consisting of approximately $7.95 million in cash and 338,115 shares of the Company’s common stock.
●	On February 9, 2018, the Company purchased substantially all of the assets of Dallas-based companies, Zuf Acquisitions I LLC (d/b/a/ AAdvantage Laundry Systems) and Sky-Rent LP, for total consideration of approximately $20.4 million, consisting of approximately $8.1 million in cash and 348,360 shares of the Company’s common stock.
●	On September 12, 2018, the Company purchased substantially all of the assets of Scott Equipment, Inc., a Houston-based company, for approximately $6.5 million in cash and 209,678 shares of the Company’s common stock.
●	On February 5, 2019, the Company acquired PAC Industries Inc., a Pennsylvania-based company, for approximately $6.4 million in cash and 179,847 shares of the Company’s common stock.
●	On November 3, 2020, the Company acquired Yankee Equipment Systems, LLC, a New Hampshire-based company, for approximately $4.6 million in cash and 278,385 shares of the Company’s common stock.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

●	On February 7, 2022, the Company acquired Consolidated Laundry Equipment, Inc. and Central Equipment Company, LLC (collectively “CLK”), a North Carolina-based company, for approximately $3.3 million in cash, net of cash acquired, and 179,087 shares of the Company’s common stock.
●	On June 1, 2022, the Company acquired Clean Designs, Inc. and Clean Route, LLC (collectively “CDL”), a Colorado-based company, for approximately $5.4 million in cash.

See Note 3 for additional information about the acquisitions of CLK and CDL and the other acquisitions consummated by the Company during the fiscal year ended June 30, 2023 (“fiscal 2023”) and the fiscal year ended June 30, 2022 (“fiscal 2022”).

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

Revenue Recognition

The Company recognizes revenue, net of sales taxes, when a sales arrangement with a customer exists (sales contract, purchase or sales order, or other indication of an arrangement), the transaction price is fixed and determinable, and the Company has satisfied the performance obligation(s) per the sales arrangement.

Performance Obligations and Revenue Over Time

Revenue primarily consists of revenues from the sale or leasing of commercial and industrial laundry and dry cleaning equipment and steam and hot water boilers manufactured by others; the sale of related replacement parts and accessories; and the provision of installation and maintenance services. The Company generates revenue primarily from the sale of equipment and parts to customers. Therefore, the majority of the Company’s contracts are short-term in nature and have a single performance obligation (to deliver products), which is satisfied when control of the product is transferred to the customer. Other contracts contain a combination of equipment sales with a service such as connection of the equipment, which is expected to be performed in the near-term. Such services are distinct and accounted for as separate performance obligations. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price out of the total consideration of the contract.  Judgment may be required by management to identify the distinct

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

performance obligations within each contract. Revenue is recognized on these contracts when control transfers to the Company’s customers via shipment of products or provision of services and the Company has the right to receive consideration for these products and services. Additionally, from time to time, the Company enters into longer-termed contracts which provide for the sale of equipment by the Company and the provision by the Company of related installation and construction services. The installation on these types of contracts is usually completed within six to twelve months. The Company recognizes a portion of its revenue over time using the cost-to-cost measure of progress, which measures a contract’s progress toward completion based on the ratio of actual contract costs incurred to date to the Company’s estimated costs at completion adjusted for uninstalled materials, as necessary. Significant judgment may be required by management in the cost estimation process for these contracts, which is based on the knowledge and experience of the Company’s project managers, subcontractors and financial professionals. Changes in job performance and job conditions are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s revenue recognition. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Total estimated costs to complete projects include various costs such as direct labor, material and subcontract costs. Changes in these estimates can have a significant impact on the revenue recognized each period. From time to time, the Company also enters into maintenance contracts and ad hoc maintenance and installation service contracts. These longer-term contracts, and maintenance and service contracts have a single performance obligation where revenue is recognized over time using the cost-to-cost measure of progress, which best depicts the continuous transfer of control of goods or services to the customer.

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

Revenue from products transferred to customers at a point in time include commercial and vended laundry parts and equipment sales and accounted for approximately 85% and 82% of the Company’s revenue for fiscal 2023 and fiscal 2022, respectively. Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the Company’s customer are satisfied, which generally occurs with the transfer of control upon shipment.

The Company’s products are typically sold with a manufacturer’s warranty. Accordingly, warranty expense and product returns have not been significant.

Revenues that are recognized over time include (i) longer-termed contracts that include equipment purchased with installation and construction services, (ii) maintenance contracts, and (iii) service contracts. Revenue from products and services that are recognized over time accounted for approximately 15% and 18% of the Company’s revenue for fiscal 2023 and fiscal 2022, respectively.

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

Costs, estimated earnings and billings on longer-term contracts when the cost-to-cost method of revenue recognition is utilized as of June 30, 2023 and 2022 consisted of the following (in thousands):
June 30,	2023	2022

Costs incurred on uncompleted contracts	$13,378	$6,143

Estimated earnings	2,268	652
Less: billings to date	(16,148)	(7,270)
Retainage	1,015	1,487
Ending balance	$513	$1,012

These amounts are included in the Company’s consolidated balance sheets under the following captions (in thousands):
June 30,	2023	2022
Contract assets	$1,181	$1,519
Contract liabilities	(668)	(507)
Ending balance	$513	$1,012

Contract liabilities are generally associated with contracts with durations of less than one year. Accordingly, such amounts are expected to be realized during the subsequent year. During fiscal 2023, substantially all of the contract liabilities outstanding as of June 30, 2022 were realized.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net assets acquired in a business combination. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The identification and measurement of goodwill impairment involves the estimation of the fair value of the reporting unit and involves uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The Company performed its annual impairment test on April 1, 2023 using the qualitative assessment to evaluate relevant events and circumstances such as macroeconomic conditions, cost factors, financial performance, and others. Based on the assessment, the Company determined there was no impairment.

Accounts Receivable

Accounts receivable are customer obligations due under what management believes to be customary trade terms. Invoices are typically due upon receipt, however, the Company may grant extended payment terms, typically 30 days, for certain customers. The Company sells its products primarily to hospitals, nursing homes, government institutions, laundry plants, hotels, motels, vended laundry facilities and distributors and dry cleaning stores and chains. The Company performs continuing credit evaluations of its customers’ financial condition and depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Management reviews accounts receivable on a regular basis to determine whether it is probable that any amounts are impaired. The Company includes any balances that are deemed probable to be impaired in its overall allowance for doubtful accounts. The provision for doubtful accounts is recorded in selling, general and administrative expenses in the consolidated statements of operations. If customary attempts to collect a receivable are not successful, the receivable is then written off against the allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $2.1 million at June 30, 2023 and $1.6 million at June 30, 2022. Actual write-offs may vary from the recorded allowance.

Cash and Cash Equivalents

The Company classifies as cash equivalents all highly liquid investments with an original maturity of three months or less.

The Company’s cash is maintained in bank accounts which bear interest at prevailing interest rates and are covered by Federal Deposit Insurance Corporation (“FDIC“) insurance. The Company has not historically experienced any losses in its cash accounts and does not currently believe that it is exposed to significant credit risk due to the financial position of the banks in which the Company’s cash is held. The Company monitors the strength and credit worthiness of financial institutions in which it holds its cash. However, there recently have been adverse events related to the soundness of financial institutions, including a number of smaller bank failures, and the Company has exposure to the extent its cash balances exceed the current $250,000 in maximum FDIC coverage.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Inventories

Inventories consist principally of equipment inventories and spare part inventories. Equipment inventories are valued at the lower of cost, determined on the specific identification method or average cost, or net realizable value. Spare part inventories are valued at the lower of cost, determined on average cost or first-in first-out method, or net realizable value. Lower of cost or net realizable value adjustments are recorded in cost of goods sold in the consolidated statement of operations. The Company records a reserve for aging or slow-moving inventory.

The Company established reserves of approximately $994,000 and $703,000 as of June 30, 2023 and 2022, respectively, against slow moving inventory.

Vendor Deposits

Vendor deposits represent advances made to the Company’s vendors for specialized inventory on order.

Equipment, Improvements and Depreciation

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on straight-line methods over useful lives of five to seven years for furniture and equipment, five years for vehicles, and the shorter of ten years or the remaining lease term (including renewal periods that are deemed reasonably assured) for leasehold improvements. Depreciation and amortization of property and equipment is included in selling, general and administrative expenses in the consolidated statements of operations. Repairs and maintenance costs are expensed as incurred.

Software Capitalization

The Company capitalizes certain costs related to the acquisition and development of internal use software, including implementation costs incurred in a cloud computing arrangement, during the application development stages of projects. The Company amortizes these costs using the straight-line method over the estimated useful life of the software, typically seven years. Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of equipment and improvements, net in the accompanying consolidated balance sheets, net of accumulated amortization, was $576,000 and $671,000 at June 30, 2023 and 2022, respectively. Computer software amortization expense was $112,000 and $89,000 in fiscal 2023 and fiscal 2022, respectively. Amortization of capitalized software is included in selling, general and administrative expenses in the consolidated statements of operations.

Customer-Related Intangibles, Tradenames and Other Intangible Assets

Finite-lived intangibles are amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. Customer-related intangibles, non-compete, and other finite-lived intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over the estimated future periods to be benefited (5-10 years). The estimates of fair value of the Company’s indefinite-lived intangibles and long-lived assets are based on information available as of the date of the assessment and takes into account management’s assumptions about expected future cash flows and other valuation techniques. Amortization of finite-lived intangibles is included in selling, general and administrative expenses in the consolidated statements of operations. The Company also evaluates indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company performed its annual impairment test on April 1, 2023 using the qualitative assessment to evaluate relevant events and circumstances such as macroeconomic conditions, cost factors, financial performance, and others. Based on the assessment, the Company determined there was no impairment.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Asset Impairments

The Company periodically reviews the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell. The Company has concluded that there was no impairment of long-lived assets in fiscal 2023 or fiscal 2022.

Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates on an ongoing basis. Estimates which may be particularly significant to the Company’s consolidated financial statements include those relating to the determination of impairment of assets (including goodwill and intangible assets), the useful life of property and equipment, the recoverability of deferred income tax assets, allowances for doubtful accounts, intangible assets, estimates to complete on contracts where revenue is recognized over time, the carrying value of inventories and long-lived assets, and the timing of revenue recognition. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recognition of revenues and expenses and the carrying value of assets and liabilities that are not readily apparent from other sources. Assumptions and estimates may, however, prove to have been incorrect, and actual results may differ from these estimates.

Earnings Per Share

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. During fiscal 2023 and fiscal 2022, the Company granted restricted stock awards of 222,672 and 134,612 shares, respectively, and 128,985 and 178,719 restricted stock units, respectively, under the EVI Industries, Inc. 2015 Equity Incentive Plan, as amended (see Note 17). During fiscal 2022, the Company also granted stock awards (not subject to forfeiture) of 8,287 shares of the Company’s common stock (3,261 of which shares were withheld to satisfy tax withholding obligations). Shares of restricted stock are deemed to constitute a second class of stock for accounting purposes. Basic and diluted earnings per share for fiscal 2023 and fiscal 2022 are computed as follows (in thousands, except per share data):

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the years ended June 30,
	2023	2022

Net income	$9,719	$4,095
Less: distributed and undistributed income allocated to non-vested restricted common stock	1,193	423
Net income allocated to EVI Industries, Inc. shareholders	$8,526	$3,672
Weighted average shares outstanding used in basic earnings per share	12,553	12,367
Dilutive common share equivalents	251	283
Weighted average shares outstanding used in diluted earnings per share	12,804	12,650
Basic earnings per share	$0.68	$0.30
Diluted earnings per share	$0.67	$0.29

At June 30, 2023, other than 1,028,963 unvested shares subject to restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding. The remaining 732,119 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive. At June 30, 2022, other than 42,903 shares subject to restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding. The remaining 1,399,745 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive.

Supplier Concentration

The Company purchases laundry, dry cleaning equipment, boilers and other products from a number of manufacturers and suppliers. Purchases from three manufacturers accounted for a total of approximately 61% of the Company’s purchases for fiscal 2023 and 56% of the Company’s purchases for fiscal 2022.

Advertising Costs

The Company expenses the cost of advertising as of the first date an advertisement is run. The Company incurred approximately $778,000 and $632,000 of advertising costs in fiscal 2023 and fiscal 2022, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fair Value of Certain Current Assets and Current Liabilities

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are prioritized based on a three-level hierarchy. The three levels of inputs used to measure fair value are as follows:
●	Level 1 - Quoted prices in active markets for identical assets and liabilities.
●	Level 2 - Observable inputs other than quoted prices included in Level 1. This includes dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company has no assets or liabilities that are adjusted to fair value on a recurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis, other than assets and liabilities from acquisitions, during fiscal 2023 or fiscal 2022.

The Company’s cash, accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximated estimated fair value, using Level 1 inputs. Cash is maintained with various high-quality financial institutions and have original maturities of three months or less. Accounts receivable and accounts payable approximate their fair value due to the short term nature of such accounts. The fair value of the Company’s indebtedness was estimated using Level 2 inputs based on quoted prices for those or similar debt instruments using applicable interest rates as of June 30, 2023 and approximated the carrying value of such debt because it accrues interest at variable rates that are repriced frequently. This approximates fair value based on the variable interest rate.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowances that might be required against the deferred tax assets. Management evaluates the Company’s ability to realize its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it believes that it is more likely than not that the asset will not be realized. There were no valuation allowance adjustments during fiscal 2023 or fiscal 2022.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately reflect actual outcomes. The Company does not believe that there are any material unrecognized tax benefits as of June 30, 2023 or 2022 related to tax positions taken on its income tax returns. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statements of operations.

The CARES Act, among its other provisions, includes tax provisions relating to refundable payroll tax credits, deferral of employer’s social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP), and financing options. The Company’s income tax provision for fiscal 2023 and fiscal 2022 was not materially impacted by the provisions of the CARES Act.

Leases

Company as Lessee

The Company leases warehouse and distribution facilities and administrative office space, generally for terms of three to ten years.

The Company recognizes the lease payments under its short-term leases (which are defined as leases with a term of twelve months or less) in profit or loss on a straight-line basis over the lease term. The Company follows this accounting policy for all classes of underlying assets. In addition, variable lease payments in the period in which the obligation for those payments is incurred are not included in the recognition of a lease liability or right-of-use asset.

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

Recently Issued Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which will change the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other specified instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard will also require enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The guidance must be applied using a cumulative-effect transition method. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, and for interim periods within those fiscal years (the fiscal year ending June 30, 2024 for the Company), with early adoption permitted. The Company will adopt this ASU using a modified-retrospective approach, and is continuing to quantify the impact of the standard on its consolidated financial statements and evaluating the disclosures required under the standard. The Company does not currently anticipate the adoption of this ASU will have a material impact on its financial position, results of operations and cash flows; however, the Company’s assessment will be finalized during the first quarter fiscal 2024.

Management does not believe that other issued accounting standards and updates which are not yet effective will have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

3. Acquisitions

Fiscal 2023 Acquisitions

On September 1, 2022, the Company completed the acquisitions of Aldrich Clean-Tech Equipment Corp. (“ACT”), a Massachusetts-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, and K&B Laundry Service, LLC (“K&B”), a North Carolina-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The total consideration for these two acquisitions consisted of approximately $1.2 million in cash, net of cash acquired, which the Company funded through borrowings under its credit facility. Fees and expenses related to these acquisitions, consisting primarily of legal and other professional fees, totaled approximately $102,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statements of operations for fiscal 2023. Each acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company allocated a total of $793,000 to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforces, as well as the expected benefits from the increased scale of the Company as a result of these acquisitions. The financial position, including assets and liabilities, of ACT and K&B is included in the Company’s consolidated balance sheet as of June 30, 2023 and the results of operations of the businesses since the September 1, 2022 closing date are included in the Company’s consolidated financial statements for fiscal 2023.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On November 1, 2022, the Company acquired substantially all of the assets of Wholesale Commercial Laundry Equipment Company SE, LLC (“WCL”), an Alabama-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $650,000 in cash and 24,243 shares of the Company’s common stock, with an acquisition date fair value of approximately $503,000. Fees and expenses related to the acquisition, consisting primarily of legal and other professional fees, totaled approximately $31,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2023. The acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The Company allocated $1,062,000 to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce, as well as the expected benefits from the increased scale of the Company as a result of the acquisition. The financial position, including assets and liabilities, of WCL is included in the Company’s consolidated balance sheet as of June 30, 2023 and the results of operations of WCL since the November 1, 2022 closing date are included in the Company’s consolidated financial statements for fiscal 2023.

On June 5, 2023, the Company acquired substantially all of the assets of Gluno, Inc. d/b/a Express Parts and Services (“EXP”), a Maryland-based distributor of commercial laundry products and a provider of related technical installation and maintenance services. The consideration paid by the Company in connection with the acquisition consisted of $550,000 in cash. Fees and expenses related to the acquisition, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2023. The acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The Company allocated $392,000 to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce, as well as the expected benefits from the increased scale of the Company as a result of the acquisition. The financial position, including assets and liabilities, of EXP is included in the Company’s consolidated balance sheet as of June 30, 2023 and the results of operations of EXP since the June 5, 2023 closing date are included in the Company’s consolidated financial statements for fiscal 2023.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal 2022 Acquisitions

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

The CLK Acquisition was treated for accounting purposes as a purchase of CLK using the acquisition method of accounting in accordance with ASC 805. Under the acquisition method of accounting, the aggregate consideration paid in the CLK Acquisition was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The computation of the purchase price consideration and the allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

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

Allocation of purchase price consideration:
Accounts receivable	$1,322
Inventories	2,074
Vendor Deposits	170
Other assets	779
Equipment and improvements	841
Intangible assets	1,700
Accounts payable and accrued expenses	(948)
Accrued employee expenses	(62)
Customer deposits	(689)
Deferred tax liabilities	(622)
Total identifiable net assets	4,565
Goodwill	2,621
Total	$7,186

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Goodwill is attributable primarily to the assembled workforce acquired, as well as expected benefits from the increased scale of the Company as a result of the CLK Acquisition. The goodwill from the CLK Acquisition is not deductible for income tax purposes.

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

The CDL Acquisition was treated for accounting purposes as a purchase of CDL using the acquisition method of accounting in accordance with ASC 805. Under the acquisition method of accounting, the aggregate consideration paid in the CDL Acquisition was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the identifiable net assets acquired being allocated to goodwill. The computation of the purchase price consideration and the allocation of the consideration to the net assets acquired are presented in the following tables (in thousands):

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Purchase price consideration:
Cash consideration	$5,366
Total purchase price consideration	$5,366

Allocation of purchase price consideration:
Accounts receivable	$920
Inventories	1,232
Other assets	161
Equipment and improvements	770
Intangible assets	1,580
Accounts payable and accrued expenses	(1,357)
Accrued employee expenses	(72)
Customer deposits	(336)
Total identifiable net assets	2,898
Goodwill	2,468
Total	$5,366

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

Goodwill is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce acquired, as well as expected benefits from the increased scale of the Company as a result of the CDL Acquisition.

Other Fiscal 2022 Acquisitions

In addition to the CLK Acquisition and the CDL Acquisition, during fiscal 2022, the Company completed the acquisition of the following two companies: (i) LS Acquisition, LLC d/b/a Laundry South Systems and Repair (“LSS”), which was acquired on April 29, 2022; and (ii) Spynr, Inc. (“SPR”), which was acquired on May 5, 2022. The total consideration for these two transactions consisted of $3.2 million in cash and 34,391 shares of the Company’s common stock. The Company funded the cash consideration for each acquisition with credit facility borrowings. Fees and expenses related to these acquisitions, consisting primarily of legal and other professional fees, totaled approximately $46,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2022. Each acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company allocated a total of $2.2 million to goodwill, $760,000 to customer-related intangibles, and $460,000 to the respective trade names. Goodwill totaling $2.2 million from these acquisitions is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforces, as well as expected benefits from the increased scale of the Company as a result of these acquisitions.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the acquisitions completed by the Company during fiscal 2023 and 2022 as described above, as if the Company had completed each such transaction on July 1, 2021, using the estimated fair values of the assets acquired and liabilities assumed. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the transactions had occurred on the date assumed, nor are they indicative of future results of operations.

	For the year ended June 30,
(in thousands)	2023 (Unaudited)	2022 (Unaudited)
Revenues	$357,353	$299,321
Net income	10,074	6,850

The Company’s consolidated results of operations for fiscal 2023 include total revenue of approximately $37.8 million and total net income of approximately $931,000 attributable to businesses acquired during fiscal 2023 and fiscal 2022, based on the consolidated effective tax rate. The Company’s consolidated results of operations for fiscal 2022 include total revenue of approximately $9.3 million and total net income of approximately $134,000 attributable to businesses acquired during fiscal 2022, based on the consolidated effective tax rate. These results of acquired businesses do not include the effects of acquisition costs or interest expense associated with consideration paid for the acquisitions.

4. Accounts Receivable

Accounts receivable as of June 30, 2023 and 2022 consisted of the following (in thousands):

June 30,	2023	2022

Accounts receivable - trade	$50,455	$44,620
Allowance for doubtful accounts	(2,064)	(1,606)
	$48,391	$43,014

5. Other Current Assets

Other current assets as of June 30, 2023 and 2022 were comprised of the following (in thousands):

June 30,	2023	2022

Other receivables	$775	$1,161
Prepaid insurance	822	681
Net investments in sales type leases - current	1,580	2,024
Other current assets	5,370	2,152
	$8,547	$6,018

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Leases

Company as Lessee

As of June 30, 2023, the Company had 32 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2023 and 2030. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table sets forth the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of June 30, 2023. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Maturity of Operating Lease Liabilities (in thousands)
2024	$3,329
2025	2,571
2026	1,904
2027	1,019
2028	637
Thereafter	804
Total lease payments	$10,264
Less: amounts representing interest	683
Present value of lease liabilities	$9,581
Less: current portion	3,027
Long-term portion	$6,554

The table below presents additional information related to the Company’s operating leases (in thousands):

Operating lease cost	Fiscal year ended June 30, 2023	Fiscal year ended June 30, 2022
Operating lease cost (1)	$3,526	$2,612
Variable lease cost (2)	3,391	289
Total lease cost	$6,917	$2,901

(1)	Expenses are classified within selling, general and administrative expenses in the Company’s consolidated statements of operations for the fiscal years ended June 30, 2023 and 2022.
(2)	Certain of the Company’s subsidiaries lease space at locations where (i) they install laundry equipment and customers pay for the use of equipment and (ii) the leased space is paid for as part of a revenue sharing arrangement. The Company did not report this variable lease cost in the fiscal year ended June 30, 2022 and does not believe the omission is material to the Company’s consolidated financial statements. These expenses are classified within cost of sales in the Company’s consolidated statements of operations for the fiscal years ended June 30, 2023 and 2022.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents lease-related terms and discount rates as of June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Weighted average remaining lease terms
Operating leases	4.0 years	4.8 years
Weighted average discount rate
Operating leases	3.45%	3.2%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the fiscal years ended June 30, 2023 and 2022 (in thousands):

	Fiscal year ended June 30, 2023	Fiscal year ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:	$3,526	$2,612
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$4,403	$2,658

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

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases

2024	$4,385	$2,759	$1,626
2025	3,377	2,172	1,205
2026	2,749	1,522	1,227
2027	1,962	951	1,011
2028	938	414	524
Thereafter	816	355	461
			$6,054	*

* Excludes non-guaranteed residual values of $3.0 million.

The total net investments in sales type leases, including stated residual values, as of June 30, 2023 and June 30, 2022 was $9.0 million and $7.7 million, respectively. The current portion of $1.6 million and $2.0 million is included in other current assets in the consolidated balance sheets as of June 30, 2023 and June 30, 2022, respectively, and the long term portion of $7.4 million and $5.7 million is included in other assets in the consolidated balance sheets as of June 30, 2023 and June 30, 2022, respectively.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7. Equipment and Improvements

Major classes of equipment and improvements as of June 30, 2023 and 2022 consisted of the following (in thousands):

June 30,	2023	2022

Furniture and equipment	$15,247	$12,550
Leasehold improvements	2,962	2,845
Vehicles	6,886	6,269
	25,095	21,664
Accumulated depreciation and amortization	(12,142)	(8,631)
	$12,953	$13,033

Depreciation and amortization of equipment and improvements totaled approximately $3.9 million in fiscal 2023 and $3.3 million in fiscal 2022.

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2021	$63,881
Goodwill from fiscal 2022 acquisitions (as described in Note 3)	7,134
Working capital adjustments (1)	24
Balance at June 30, 2022	$71,039
Goodwill from fiscal 2023 acquisitions (as described in Note 3)	2,246
Working capital adjustments (2)	103
Balance at June 30, 2023	$73,388

(1)	Relates to working capital adjustments from business acquisitions consummated by the Company during the fiscal year ended June 30, 2021.
(2)	Relates to working capital adjustments from business acquisitions consummated by the Company during fiscal 2022.

Customer-related intangibles, tradenames and other intangible assets as of June 30, 2023 and 2022 consisted of the following (dollars in thousands):

June 30,	Estimated Useful Lives (in years)	2023	2022

Customer-related intangibles	8-10	$20,887	$20,887
Tradenames	Indefinite	13,005	13,005
Covenants not to compete	5	566	566
License agreements	10	529	529
Trademarks and patents	10-15	176	176
		35,163	35,163
Accumulated amortization		(11,035)	(8,929)
		$24,128	$26,234

Amortization expense was approximately $2.1 million and $1.9 million in fiscal 2023 and fiscal 2022, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations. The weighted average remaining estimated useful lives for customer-related intangibles, covenants not to compete, license agreements, and trademarks and patents were 5.9 years, 0 years, 0 years and 0 years, respectively.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Based on the carrying amount of intangible assets as of June 30, 2023, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in the five-year period ending June 30, 2028 and thereafter is as follows (in thousands):

Fiscal years ending June 30,

2024	$2,106
2025	2,102
2026	2,101
2027	1,778
2028	1,256
Thereafter	1,780
Total	$11,123

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2023 and 2022 were comprised of the following (in thousands):

June 30,	2023	2022

Accounts payable	$26,690	$32,632
Accrued expenses	10,080	7,601
Sales tax accruals	1,960	1,793
	$38,730	$42,026

10. Income Taxes

The following are the components of income taxes (benefit) (in thousands):

Fiscal years ended June 30,	2023	2022

Current
Federal	$3,137	$1,510
State	786	269
	3,923	1,779

Deferred
Federal	220	(118)
State	137	(46)
	357	(164)
	$4,280	$1,615

The reconciliation of income tax expense computed at the federal statutory tax rate of 21% for the fiscal years ended June 30, 2023 and 2022 to the provision for income taxes is as follows (in thousands):

Fiscal years ended June 30,	2023	2022

Tax at the statutory rate	$2,940	$1,198
State income taxes, net of federal benefit	747	143
Nondeductible compensation	558	251
Other	35	23
	$4,280	$1,615

Effective tax rate	30.6%	28.3%

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and the basis used for income tax purposes. Significant components of the Company’s current and noncurrent deferred tax assets and liabilities as of June 30, 2023 and 2022 were as follows (in thousands):

As of June 30,	2023	2022

Deferred tax assets:
Allowance for doubtful accounts	$418	$298
Inventory capitalization	1,074	711
Stock compensation	1,013	697
Accrued liabilities	1,073	978
Other	116	58
	3,694	2,742

Deferred tax liabilities:
Goodwill	(4,946)	(3,850)
Depreciation	(2,104)	(1,855)
Intangible assets	(1,472)	(1,544)
Other	(195)	(159)
	(8,717)	(7,408)
Net deferred income tax (liabilities) assets	$(5,023)	$(4,666)

As of June 30, 2023, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2018.

11. Debt

The Company’s long-term debt as of June 30, 2023 and 2022 was as follows (in thousands):

	June 30, 2023	June 30, 2022
Revolving Line of Credit	$35,000	$28,000
Less: unamortized discount and deferred financing costs	(131)	(160)
Total long-term debt	$34,869	$27,840

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On May 6, 2022, the Company entered into an amendment to the Credit Agreement. The amendment amended the Credit Agreement to, among other things, replace LIBOR with the Bloomberg Short-Term Bank Yield Index rate (the “BSBY rate”) in connection with the phasing out of LIBOR. As a result, borrowings (other than swingline loans) under the Credit Agreement bear interest, at a rate based on (a) the BSBY rate plus a margin that ranges between 1.25% and 1.75%r depending on the Company’s Consolidated Leverage Ratio or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest calculated at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. The amendment also extended the maturity date of the Credit Agreement from November 2, 2023 to May 6, 2027. As of June 30, 2023, the Company had approximately $35.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 5.81%.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At June 30, 2023, the Company was in compliance with its covenants under the Credit Agreement and $57.3 million was available to borrow under the revolving credit facility.

The obligations of the Company under the Credit Agreement are collateralized by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

12. Related Party Transactions

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals (or former principals) of the Company or its subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and Executive Vice President, Corporate Strategy of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $228,000 and $207,000 during fiscal 2023 and fiscal 2022, respectively.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, President of Tri-State. Monthly base rental payments total $21,000 during the initial terms of the leases. Each lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the leases for the first three-year renewal term, which commenced in October 2022. Base rent for the first renewal term is $25,000. In addition to such leases, since May 1, 2023, Tri-State Technical Services has also leased an additional 50,000 square feet of space from Mr. Stephenson. Monthly base rental payments for the additional space total $15,000. The term of this lease will expire upon the expiration of the other leases with Mr. Stephenson described above. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under these leases totaled approximately $306,000 and $252,000 during fiscal 2023 and fiscal 2022, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under each of these leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of five years and provides for two successive three-year renewal terms at the option of the Company, and the Company currently expects to exercise its option to renew this lease for the first three-year renewal term. Payments under the leases described in this paragraph totaled approximately $432,000 during fiscal 2023 and fiscal 2022.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments total $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease has an initial term of three years and provides for three successive three-year renewal terms at the option of the Company, and the Company currently expects to exercise its option to renew this lease for the first three-year renewal term. Payments under this lease totaled approximately $146,000 and $142,000 during fiscal 2023 and fiscal 2022, respectively.

13. Concentrations of Credit Risk

The Company believes that concentrations of credit risk with respect to trade receivables are limited due to the Company’s large customer base. Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold. No single customer or contract accounted for more than 10% of the Company’s revenues for fiscal 2023 or fiscal 2022. As of June 30, 2023, there were no accounts receivable due from any customer which accounted for greater than 10% of the Company’s accounts receivable.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14. Commitments and Contingencies

From time to time in the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide assurance to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. There were no such performance or payment bonds outstanding at June 30, 2023 or 2022.

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

15. Retirement Plan

The Company has participatory deferred compensation plans under which it matches 50% of employee contributions up to 6% of an eligible employee’s yearly compensation on a discretionary basis. During fiscal 2023 and fiscal 2022, employees were eligible to participate in the plans after one year of service. Beginning on July 1, 2023, employees are eligible to participate in the plans after six months of service. The Company contributed approximately $643,000 and $493,000 to the plans during fiscal 2023 and fiscal 2022, respectively. The plans are qualified plans under Section 401(k) of the Internal Revenue Code.

16. Shareholders’ Equity

No dividends were declared or paid during the fiscal years ended June 30, 2023 or 2022.

On October 4, 2023, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.28 per share to be paid on October 26, 2023 to stockholders of record at the close of business on October 16, 2023.

17. Equity Plan

Equity Incentive Plan

During 2015, the Company’s board of directors and stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”). During December 2020, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of the Company’s common stock authorized for issuance pursuant to awards granted under the Plan from 1,500,000 shares to 3,000,000 shares. The fair value of awards granted under the Plan is expensed on straight-line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. Non-cash share-based compensation expense under the Plan totaled $3.1 million and $2.6 million for fiscal 2023 and fiscal 2022, respectively.

During fiscal 2023, restricted stock awards of a total of 222,672 shares and 128,985 restricted stock units were granted under the Plan. A portion of the restricted stock awards granted during fiscal 2023 is scheduled to vest ratably over four years and the remainder is scheduled to vest in 10 years from the date of grant. The total grant date fair value, determined by using the closing stock price on the date of grant, of such restricted stock awards was $3.6 million. A portion of the restricted stock units granted during fiscal 2023 is scheduled to vest ratably over four years and the remainder is scheduled to vest in 4 to 40 years from the date of grant. The total grant date fair value of such restricted stock units was $2.1 million.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During fiscal 2022, restricted stock awards, restricted stock units and stock awards of a total of 134,612 shares, 178,719 shares and 8,287 shares, respectively, were granted under the Plan. A portion of the restricted stock awards granted during fiscal 2022 is scheduled to vest ratably over four years and the remainder is scheduled to vest in 10 to 19 years from the date of grant, subject, in the case of certain restricted shares, to accelerated vesting upon the achievement of certain specified performance goals. The total grant date fair value, determined by using the closing stock price on the date of grant, of such restricted stock awards was $4.8 million. A portion of the restricted stock units granted during fiscal 2022 is scheduled to vest ratably over four years and the remainder is scheduled to vest in 4 to 37 years from the date of grant. The total grant date fair value of such restricted stock units was $3.8 million. Stock awards relate to shares of the Company’s common stock issued under the Plan which are immediately held by the recipient upon grant without any risk of forfeiture. The total grant date fair value of the stock awards granted during fiscal 2022 was $300,000.

During fiscal 2023, 20,973 shares of restricted stock awards and 10,784 restricted stock units vested and 6,200 shares of common stock with an aggregate fair market value of $125,000 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock.

During fiscal 2022, 14,485 shares of restricted stock awards and 6,350 restricted stock units vested and 3,834 shares of common stock with an aggregate fair market value of $87,000 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock. As described above, during fiscal 2022, the Company also granted stock awards (not subject to forfeiture) of 8,287 shares of the Company’s common stock. 3,261 of such shares of common stock, which had an aggregate fair market value of $118,000 as of the grant date, were withheld in lieu of cash to satisfy tax withholding obligations in connection with the grant of the stock awards.

As of June 30, 2023, the Company had $20.0 million and $10.4 million of total unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units, respectively, which is expected to be recognized over the weighted-average period of 14.8 years and 10.4 years, respectively.

The following is a summary of non-vested restricted stock activity as of, and for the fiscal year ended, June 30, 2023:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted stock outstanding at June 30, 2022	1,026,183	$21.65	416,465	$26.75
Granted	222,672	16.30	128,985	16.52
Vested	(20,973)	28.51	(10,784)	31.11
Forfeited	-	-	(1,466)	20.42
Non-vested restricted stock outstanding at June 30, 2023	1,227,882	20.56	533,200	24.20

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

During 2017, the Company’s board of directors and stockholders approved the Company’s 2017 Employee Stock Purchase Plan, which, subject to the terms of the plan, allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The employee stock purchase plan provides for six-month offering periods ending on December 31 and June 30 of each year. During fiscal 2023, 5,432 shares of common stock were purchased under the Company’s employee stock purchase plan for which the Company received net proceeds of $118,000. During fiscal 2022, 8,389 shares of common stock were purchased under the Company’s employee stock purchase plan for which the Company received net proceeds of $120,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023 because of a material weakness in the Company’s internal control over financial reporting, as described under “Management’s Report on Internal Control over Financial Reporting” below.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. This evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in the 2013 Internal Control – Integrated Framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

In connection with its evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023, management identified a material weakness in the Company’s internal control over financial reporting related to the review and approval of manual journal entries made to the general ledger at certain of the Company’s subsidiaries. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the identification of the material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2023.

The material weakness did not result in any identified misstatements to the audited financial statements contained in this Annual Report on Form 10-K or the financial statements for any previously reported period. BDO USA, P.C., the Company’s independent registered public accounting firm, has expressed an unqualified opinion on the audited financial statements contained in this Annual Report on Form 10-K, which report is included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Management has excluded K&B, WCL, and EXP from its assessment of internal control over financial reporting as of June 30, 2023. These businesses were acquired by the Company during fiscal 2023, and management has not conducted an assessment of the internal control over financial reporting of these businesses. Total assets and revenues of each of K&B, WCL and EXP represented less than 2% of the related consolidated financial statement amounts of the Company as of, or for the fiscal year ended, June 30, 2023.

BDO USA, P.C. (“BDO”), the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2023 and its report thereon is included herein.

Management’s Plans for Remediation of Material Weakness

Management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing and include or are expected to include modifying our journal entry process and system role configuration to establish a formal hierarchy of review of journal entries in order to enforce proper segregation of duties. The Company may also take additional measures to remediate the underlying control deficiencies identified above or modify the remediation plans described above. Although management believes that these actions will remediate the material weakness, the weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as described under “Management’s Report on Internal Control Over Financial Reporting” above, there have been no other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

EVI Industries, Inc.

Miami, Florida

Opinion on Internal Control over Financial Reporting

We have audited EVI Industries, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes and our report dated October 4, 2023 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over journal entries has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated October 4, 2023 on those financial statements.

As indicated in the accompanying 9A, Management’s Report on Internal Control over financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of K&B Laundry Service, LLC (“K&B”), Wholesale Commercial Equipment Company SE, LLC (“WCL”) and Gluno Inc. d/b/a Express Parts and Services (“EXP”), which were acquired during the year ended June 30, 2023, and which are included in the consolidated balance sheet of the Company as of June 30, 2023, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Total assets and revenues of each K&B, WCL, and EXP represented less than 2% of the related consolidated financial statement amounts of the Company as of, or for the year ended June 30, 2023. Management did not assess the effectiveness of internal control over financial reporting of K&B, WCL, and EXP, because of the timing of their acquisitions. Accordingly, our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these subsidiaries.

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

/s/ BDO USA, P.C.

Miami, Florida

October 4, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2023 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2023 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information, as of June 30, 2023, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$-	1,003,399 (1)
Equity compensation plans not approved by security holders	0	$-	0
Total	0	$-	1,003,399(1)
(1)	Includes 923,269 shares of the Company’s common stock available for issuance under the Company’s 2015 Equity Incentive Plan, as amended, and 80,130 shares of the Company’s common stock available for issuance under the Company’s 2017 Employee Stock Purchase Plan.

Other Information

The remaining information required by Item 12 of Form 10-K will be provided by incorporating such information by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2023 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2023 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2023 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1)       Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2023 and 2022

Consolidated Statements of Operations for the years ended June 30, 2023 and 2022

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended June 30, 2023 and 2022

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

(3)       Exhibits. The following exhibits are either filed as a part of or furnished with this Report, or are incorporated into this Report by reference to documents previously filed by the Company with the SEC, as indicated below:

Exhibit No.	Description
3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986 (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986 (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(6)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998 (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999 (Incorporated by reference to Exhibit 3.1(g) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009 (Incorporated by reference to Exhibit 3.1(h) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)
3(a)(9)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 30, 2016 (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2016)
3(a)(10)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 21, 2018 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2018)

3(b)	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on September 14, 2020)
4(a)	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 20, 2016)
4(b)	Stockholders Agreement, dated as of October 31, 2017, by and among the Company, Symmetric Capital LLC, Symmetric Capital II LLC, Henry M. Nahmad and Vernon Matthew Stephenson (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2017)
4(c)	Stockholders Agreement, dated as of February 9, 2018, by and among the Company, Zuf Acquisitions I LLC, d/b/a/ AAdvantage Laundry Systems, Zuf Management LLC, Michael Zuffinetti, Ryan C. Smith, Sky-Rent LP, Sky-Rent Management LLC, and Teri Zuffinetti (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2018)
4(d)	Description of the Company’s Securities (Incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on September 13, 2019)
10(a)(1)	Credit Agreement, dated as of November 2, 2018, by and among the Company, as Borrower, certain subsidiaries of the Company party thereto, as Guarantors, Bank of America, N.A, as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bank National Association, as Joint Lead Arrangers, Merrill Lynch Pierce, Fenner & Smith Incorporated, as Sole Bookrunner, and other lender parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018)
10(a)(2)	First Amendment to Credit Agreement dated as of May 6, 2022 by and among the Company, certain subsidiaries of the Company party thereto, as Guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 10, 2022)
10(a)(3)	Annex A to First Amendment to Credit Agreement dated as of May 6, 2022 by and among the Company, certain subsidiaries of the Company party thereto, as Guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 10, 2022)
10(b)(1)*	EVI Industries, Inc. 2015 Equity Incentive Plan, as amended (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 25, 2020)

10(b)(2)*	Form of Notice of Grant and Restricted Stock Agreement (Incorporated by reference to Exhibit 10(e)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017)
10(b)(3)*	Form of Notice of Grant and Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2015)
10(c)*	EVI Industries, Inc. Employee Stock Purchase Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 30, 2017)
21	Subsidiaries of the Company
23	Consent of BDO USA, P.C.
31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)+	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b) +	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: October 4, 2023
	By:	/s/ Henry M. Nahmad
Henry M. Nahmad
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Henry M. Nahmad	Chairman, Chief Executive Officer	October 4, 2023
Henry M. Nahmad	(Principal Executive Officer) and President

/s/ Dennis Mack	Executive Vice President	October 4, 2023
Dennis Mack	and Director

/s/ Robert H. Lazar	Chief Financial Officer	October 4, 2023
Robert H. Lazar	(Principal Financial and Accounting Officer)

/s/ David Blyer	Director	October 4, 2023
David Blyer

/s/ Timothy P. LaMacchia	Director	October 4, 2023
Timothy P. LaMacchia

/s/ Hal M. Lucas	Director	October 4, 2023
Hal M. Lucas

/s/ Glen Kruger	Director	October 4, 2023
Glen Kruger