Form 10-Q
period 2024-03-31
EVI INDUSTRIES, INC.
filed 2024-05-09
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 12,680,957 shares outstanding as of May 3, 2024.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the nine months ended March 31,		For the three months ended March 31,
	2024	2023	2024	2023

Revenues	$263,417	$260,132	$83,979	$94,066
Cost of sales	185,533	184,237	58,193	67,488
Gross profit	77,884	75,895	25,786	26,578
Selling, general and administrative expenses	69,908	63,403	23,378	22,113
Operating income	7,976	12,492	2,408	4,465
Interest expense, net	2,268	1,719	675	717
Income before income taxes	5,708	10,773	1,733	3,748
Provision for income taxes	2,129	2,952	777	998

Net income	$3,579	$7,821	$956	$2,750

Net earnings per share – basic	$0.25	$0.55	$0.07	$0.19

Net earnings per share – diluted	$0.24	$0.54	$0.06	$0.19

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except as otherwise noted)

ASSETS
	March 31, 2024 (Unaudited)	June 30, 2023
Current assets
Cash	$3,304	$5,921
Accounts receivable, net of allowance for doubtful accounts of $2.0 million and $2.1 million, respectively	44,848	48,391
Inventories, net	52,870	59,167
Vendor deposits	2,186	2,291
Contract assets	998	1,181
Other current assets	6,228	8,547
Total current assets	110,434	125,498

Equipment and improvements, net	13,699	12,953
Operating lease assets	8,886	8,714
Intangible assets, net	22,548	24,128
Goodwill	74,156	73,388
Other assets	9,586	9,166

Total assets	$239,309	$253,847

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2024 (Unaudited)	June 30, 2023
Current liabilities
Accounts payable and accrued expenses	$29,203	$38,730
Accrued employee expenses	10,567	10,724
Customer deposits	29,219	23,296
Contract liabilities	—	668
Current portion of operating lease liabilities	3,272	3,027
Total current liabilities	72,261	76,445

Deferred tax liabilities, net	5,153	5,023
Long-term operating lease liabilities	6,532	6,554
Long-term debt, net	21,895	34,869

Total liabilities	105,841	122,891

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 12,865,629 shares issued at March 31, 2024 and 12,711,558 shares issued at June 30, 2023, including shares held in treasury	322	318
Additional paid-in capital	105,469	101,225
Treasury stock, 184,672 shares at March 31, 2024 and 134,001 shares at June 30, 2023, at cost	(4,439)	(3,195)
Retained earnings	32,116	32,608
Total shareholders’ equity	133,468	130,956
Total liabilities and shareholders’ equity	$239,309	$253,847

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Nine months ended March 31, 2024
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2023	12,711,558	$318	$101,225	134,001	$(3,195)	$32,608	$130,956

Share repurchases	—	—	—	50,671	(1,244)	—	(1,244)

Vesting of restricted shares	142,814	4	(4)	—	—	—	—

Issuance of shares under employee stock plan	2,636	—	63	—	—	—	63

Issuances of shares in connection with acquisitions	8,621	—	229	—	—	—	229

Amount of dividends paid (0.28 per share)	—	—	—	—	—	(4,071)	(4,071)

Stock compensation	—	—	3,956	—	—	—	3,956

Net income	—	—	—	—	—	3,579	3,579
Balance at March 31, 2024	12,865,629	$322	$105,469	184,672	$(4,439)	$32,116	$133,468

	Three months ended March 31, 2024
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at December 31, 2023	12,853,588	$321	$104,438	179,852	$(4,339)	$31,160	$131,580

Share repurchases	—	—	—	4,820	(100)	—	(100)

Vesting of restricted shares	12,041	1	(1)	—	—	—	—

Stock compensation	—	—	1,032	—	—	—	1,032

Net income	—	—	—	—	—	956	956
Balance at March 31, 2024	12,865,629	$322	$105,469	184,672	$(4,439)	$32,116	$133,468

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

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31, 2024	March 31, 2023
Operating activities:
Net income	$3,579	$7,821
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	4,492	4,409
Amortization of debt discount	26	21
Provision for bad debt expense	493	523
Non-cash lease expense	51	95
Stock compensation	3,956	2,267
Inventory reserve	257	(723)
Provision for deferred income taxes	130	224
Other	25	(183)
(Increase) decrease in operating assets:
Accounts receivable	3,107	(12,759)
Inventories	6,512	(11,561)
Vendor deposits	105	(429)
Contract assets	183	610
Other assets	1,899	(1,845)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(9,583)	1,893
Accrued employee expenses	(157)	878
Customer deposits	5,869	1,950
Contract liabilities	(668)	161
Net cash provided (used) by operating activities	20,276	(6,648)
Investing activities:
Capital expenditures	(3,654)	(2,291)
Cash paid for acquisitions, net of cash acquired	(987)	(1,947)
Net cash used by investing activities	(4,641)	(4,238)
Financing activities:
Dividends paid	(4,071)	—
Proceeds from long-term debt	49,500	62,000
Debt repayments	(62,500)	(51,000)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(1,244)	(125)
Issuances of common stock under employee stock purchase plan	63	59
Net cash (used) provided by financing activities	(18,252)	10,934
Net (decrease) increase in cash	(2,617)	48
Cash at beginning of period	5,921	3,974
Cash at end of period	$3,304	$4,022

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31, 2024	March 31, 2023
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,275	$1,670
Cash paid during the period for income taxes	$4,662	$1,622

Supplemental disclosures of non-cash financing activities:
Issuances of common stock for acquisitions	$229	$503

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Note (3) – Recently Issued Accounting Guidance: In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other specified instruments, entities are required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The guidance was required to be applied using a cumulative-effect transition method. The Company adopted this ASU effective July 1, 2023, the first day of its fiscal year ending June 30, 2024.  As a result, the consolidated financial statements for the three and nine-months ended March 31, 2024 are presented under the new standard, while the comparative prior year periods are not adjusted and continue to be reported in accordance with the historical accounting policy. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Trade receivables as of March 31, 2024 were $44.8 million, net of an allowance of $2.0 million.

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

Note (4) – Acquisitions:

On September 1, 2023, the Company completed the acquisition of ALVF, Inc. (dba ALCO Washer Center) (“ALCO”), a Pennsylvania based distributor of commercial laundry products and a provider of related technical, installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $987,000 in cash and 8,621 shares of the Company’s common stock, with an acquisition date fair value of approximately $229,000. Fees and expenses related to the acquisition, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the nine months ended March 31, 2024. The acquisition was treated for accounting purposes as a purchase of ALCO using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The Company allocated $793,000 to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce, as well as the expected benefits from the increased scale of the Company as a result of the acquisition. The financial position, including assets and liabilities, of ALCO is included in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2024 and the results of operations of ALCO since the September 1, 2023 closing date are included in the Company’s unaudited condensed consolidated financial statements for the nine and three months ended March 31, 2024.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Note (5) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the nine and three months ended March 31, 2024 and 2023 are computed as follows (in thousands, except per share data):

	For the nine months ended March 31,		For the three months ended March 31,
	2024 (Unaudited)	2023 (Unaudited)	2024 (Unaudited)	2023 (Unaudited)

Net income	$3,579	$7,821	$956	$2,750
Less: distributed and undistributed income allocated to unvested restricted common stock	454	958	121	337
Net income allocated to EVI Industries, Inc. shareholders	$3,125	$6,863	$835	$2,413
Weighted average shares outstanding used in basic earnings per share	12,639	12,545	12,677	12,570
Dilutive common share equivalents	592	208	476	380
Weighted average shares outstanding used in diluted earnings per share	13,231	12,753	13,153	12,950
Basic earnings per share	$0.25	$0.55	$0.07	$0.19
Diluted earnings per share	$0.24	$0.54	$0.06	$0.19

During the nine and three months ended March 31, 2024, other than 356,898 and 496,405 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding. During the nine and three months ended March 31, 2023, other than 1,754,676 shares of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (6) – Debt: Long-term debt as of March 31, 2024 and June 30, 2023 are as follows (in thousands):

	March 31, 2024	June 30, 2023
Revolving credit facility	$22,000	$35,000
Less: unamortized discount and deferred financing costs	(105)	(131)
Total long-term debt, net	$21,895	$34,869

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

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At March 31, 2024, the Company was in compliance with its covenants under the Credit Agreement and $58.1 million was available to borrow under the revolving credit facility.

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

Note (7) - Leases:

Company as Lessee

As of March 31, 2024, the Company had 32 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2024 and 2030. Operating lease cost consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis. Short-term lease costs are not material.

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of March 31, 2024. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Total Operating Lease Obligations (in thousands)
2024 (remainder of)	$979
2025	3,367
2026	2,738
2027	1,470
2028	812
Thereafter	1,152
Total minimum lease payments	10,518
Less: amounts representing interest	714
Present value of minimum lease payments	9,804
Less: current portion	3,272
Long-term portion	$6,532

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The table below presents additional information related to the Company’s operating leases (in thousands):

	Nine months ended March 31,		Three months ended March 31,
	2024	2023	2024	2023
Operating lease cost
Operating lease cost (1)	$3,012	$2,581	$976	$965
Variable lease cost (2)	3,460	156	1,242	12
Total lease cost	$6,472	$2,737	$2,218	$977

(1)	Expenses are classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
(2)	Certain of the Company’s subsidiaries lease space at locations where (i) they install laundry equipment and customers pay for the use of equipment and (ii) the leased space is paid for as part of a revenue sharing arrangement. The Company did not report this variable lease cost in the three or nine months ended March 31, 2023 and does not believe the omission is material to the Company’s consolidated financial statements. These expenses are classified within cost of sales in the Company’s condensed consolidated statements of operations.

The table below presents lease-related terms and discount rates as of March 31, 2024:

March 31, 2024
Weighted average remaining lease terms
Operating leases	3.7 years
Weighted average discount rate
Operating leases	3.5%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the nine months ended March 31, 2024 and 2023 (in thousands):

	Nine months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	$3,012	$2,581
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$2,903	$2,835

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

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments Receivable	Amortization of Unearned Income	Net Investment in Sales Type Leases
2024 (remainder of)	$1,332	$859	$473
2025	4,517	3,003	1,514
2026	3,681	2,286	1,395
2027	2,820	1,602	1,218
2028	1,786	898	888
Thereafter	2,008	941	1,067
			$6,555	*

* Excludes residual values of $2.9 million.

The total net investments in sales type leases, including stated residual values, as of March 31, 2024 and June 30, 2023 was $9.5 million and $9.0 million, respectively. The current portion of $1.6 million is included in other current assets in the condensed consolidated balance sheets as of both March 31, 2024 and June 30, 2023, and the long term portion of $7.9 million and $7.4 million is included in other assets in the condensed consolidated balance sheets as of March 31, 2024 and June 30, 2023, respectively.

Note (8) - Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

The Company’s effective tax rate was 37.3% and 44.8% for the nine and three-month periods ended March 31, 2024, respectively, and 27.4% and 26.6% for the nine and three-month periods ended March 31, 2023, respectively. The increases in the effective tax rate are attributable to an increase in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation and lower net income.

As of March 31, 2024 and June 30, 2023, the Company had net deferred tax liabilities of approximately $5.2 million and $5.0 million, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of March 31, 2024, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s accounting for income taxes in accordance with this standard did not result in a material adjustment to the Company’s provision for income taxes during the three or nine months ended March 31, 2024 or 2023.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act is designed to combat climate change, allocating $369 billion to energy security and clean energy programs over the next 10 years, including provisions incentivizing manufacturing of clean energy equipment. Starting on January 1, 2023, the IR Act imposed a 15% alternative minimum tax (AMT) on corporations with book income in excess of $1 billion and a 1% federal excise tax on certain stock repurchases. The Company is not expected to be subject to the new AMT requirements and the 1% federal excise tax imposed by the IR Act is not expected to have a significant impact on the Company’s consolidated financial statements.

As of March 31, 2024, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2019.

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

During the nine months ended March 31, 2024, there were 175,801 restricted stock awards and 79,218 restricted stock units granted under the Plan. No restricted stock awards or restricted stock units were granted under the Plan during the three months ended March 31, 2024. During the nine months ended March 31, 2023, 222,672 restricted stock awards and 122,109 restricted stock units were granted under the Plan. During the three months ended March 31, 2023, a total of 12,000 restricted stock units were granted under the Plan. No restricted stock awards were granted under the Plan during the three months ended March 31, 2023. There were no restricted stock awards forfeited during either the nine or three months ended March 31, 2024 or March 31, 2023. There were 29,485 and 9,000 restricted stock units forfeited during the nine and three months ended March 31, 2024, respectively, and 996 and 620 restricted stock units forfeited during the nine and three months ended March 31, 2023, respectively.

For the nine and three months ended March 31, 2024, non-cash share-based compensation expense related to awards granted under the Plan totaled $4.0 million and $1.0 million, respectively. For the nine and three months ended March 31, 2023, non-cash share-based compensation expense related to awards granted under the Plan totaled $2.3 million and $785,000, respectively.

As of March 31, 2024, the Company had $21.8 million and $10.7 million of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted-average period of 13.39 years and 9.92 years, respectively.

The following is a summary of non-vested restricted stock activity as of, and for the nine months ended, March 31, 2024:

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2023	1,227,882	$20.56	533,200	$24.20
Granted	175,801	27.02	79,218	26.49
Vested	(107,859)	25.04	(34,955)	27.39
Forfeited	—	—	(29,485)	26.13
Non-vested awards or units outstanding at March 31, 2024	1,295,824	$21.06	547,978	$24.23

Employee Stock Purchase Plan

During 2017, the Company’s stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “ESPP”). Subject to the terms and conditions thereof, the ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The ESPP provides for six-month offering periods ending on December 31 and June 30 of each year. During the nine months ended March 31, 2024, 2,636 shares of common stock were issued under the ESPP for which the Company received net proceeds of $63,000. During the nine months ended March 31, 2023, 2,610 shares of common stock were issued under the ESPP for which the Company received net proceeds of $59,000. No shares of common stock were issued under the ESPP during the three months ended March 31, 2024 or 2023.

Dividends

The declaration and payment of cash dividends on the Company’s common stock is determined by the Company’s Board of Directors based on the Company’s financial condition and results, including, but not limited to, cash flow generated by operations and profitability, the Company’s prospects and liquidity needs, and other factors deemed relevant by the Company’s Board of Directors.

The Company has not historically paid regular dividends on its common stock. However, the Company has from time to time paid special cash dividends on its common stock.

On October 4, 2023, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.28 per share (totaling approximately $4.1 million in the aggregate), which was paid on October 26, 2023 to stockholders of record at the close of business on October 16, 2023. The Company did not pay any dividends in the nine or three months ended March 31, 2023.

The payment of dividends, if any, in the future will be at the discretion of the Company’s Board of Directors, as described above. The payment of dividends may also be subject to restrictions contained in the Company’s debt instruments. As described elsewhere in this Report, including under “Liquidity and Capital Resources” in Item 2 of this Report, the Company’s Credit Agreement contains certain covenants which may, among other things, restrict the Company’s ability to pay dividends, and any future facilities may contain similar or more stringent requirements.

Note (10) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $195,000 and $171,000 during the nine months ended March 31, 2024 and 2023, respectively, and $81,000 and $57,000 during the three months ended March 31, 2024 and 2023, respectively.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, former President of Tri-State. Monthly base rental payments totaled $21,000 during the initial terms of the leases. Each lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the leases for the first three-year renewal term. Base rent for the first renewal term is $25,000. In addition to such leases, since May 1, 2023, Tri-State Technical Services has also leased an additional 50,000 square feet of space from Mr. Stephenson. Monthly base rental payments for the additional space total $15,000. The term of this lease will expire upon the expiration of the other leases with Mr. Stephenson described above. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under these leases totaled approximately $388,000 and $200,000 during the nine months ended March 31, 2024 and 2023, respectively, and $135,000 and $67,000 during the three months ended March 31, 2024 and 2023, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term. Base rent for the first renewal term is $40,000 per month. Payments under the lease totaled approximately $344,000 and $325,000 during the nine months ended March 31, 2024 and 2023, respectively, and $120,000 and $108,000 during the three months ended March 31, 2024 and 2023, respectively.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments were $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company has exercised its option to renew this lease for the first three-year renewal term. Base rent for the first year of the renewal term is $12,500 per month. Payments under this lease totaled approximately $112,000 and $109,000 during the nine months ended March 31, 2024 and 2023, respectively, and $39,000 during each of the three months ended March 31, 2024 and 2023.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. As of March 31, 2024, outstanding performance and payment bonds totaled $1.2 million. No such performance or payment bonds were outstanding at June 30, 2023.

During the nine months ended March 31, 2024, substantially all of the contract liabilities outstanding as of June 30, 2023 were realized.

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

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2023	$73,388
Goodwill from acquisition (1)	793
Working capital adjustments (2)	(25)
Balance at March 31, 2024	$74,156

(1) Relates to the acquisition of ALCO, which was consummated during the nine months ended March 31, 2024, as described in Note 4, “Acquisitions.”

(2) Represents working capital adjustments related to business acquisitions consummated by the Company during the fiscal year ended June 30, 2023.

Item 2.   Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located, including the potential of a recession; industry conditions and trends; credit market volatility; risks related to supply chain delays and disruptions and their impact on the Company’s business and results, including the Company’s ability to deliver products and services to its customers on a timely basis; risks relating to inflation, including the current inflationary trend, and the impact of inflation on the Company’s costs and its ability to increase the price of its products and services to offset such costs, and on the market for the Company’s products and services; risks related to labor shortages and increases in the costs of labor, and the impact thereof on the Company, including its ability to deliver products, provide services or otherwise meet customers’ expectations; risks related to interest rate increases, including the impact thereof on the cost of the Company’s indebtedness and the Company’s ability to raise capital if deemed necessary or advisable; risks associated with international relations and international hostilities, and the impact thereof on economic conditions, including supply chain constraints and inflationary trends; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s “buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic transactions, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions and other strategic transactions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions or other strategic transactions (or for other purposes), risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion efforts and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expand to the extent anticipated, or at all; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks of cybersecurity threats or incidents, including the potential misappropriation or use of assets or confidential information, corruption of data or operational disruptions; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from, among other circumstances, delays in installation (including due to delays in construction or the preparation of the customer’s facilities) or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; the risk that inventory management initiatives may not be successful; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, expenses associated with the Company’s implementation of its enterprise resource planning system, and other investments, initiatives and expenses, may not result in the benefits anticipated; risks related to the soundness of financial institutions and the Company’s exposure with respect to its cash balances in depositary accounts in excess of the $250,000 in maximum Federal Deposit Insurance Corporation (“FDIC“) insurance coverage; dividends may not be paid in the future; risks related to the material weakness in the Company’s internal control over financial reporting, the Company’s ability to remediate such weakness in the anticipated timeframe, and the costs incurred in connection therewith; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update, revise or supplement any forward-looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

Growth Strategy

During 2015, the Company implemented a “buy-and-build” growth strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The Company generally seeks to structure acquisitions to include both cash and stock consideration. Acquisitions are effected through a wholly-owned subsidiary which acquires the business or assets of the acquired company, whether by an asset purchase or merger, and operates the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumes certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements. As described in greater detail in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, on September 1, 2023, the Company acquired ALVF, Inc. (dba ALCO Washer Center) (“ALCO”), a Pennsylvania based distributor of commercial laundry products and a provider of related technical, installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry, for consideration consisting of $987,000 in cash and 8,621 shares of the Company’s common stock. The financial position, including assets and liabilities, of ALCO is included in the Company’s consolidated balance sheet as of March 31, 2024 and the results of operations of ALCO since the September 1, 2023 closing date are included in the Company’s unaudited condensed consolidated financial statements for the nine and three months ended March 31, 2024.

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

The Company pursues market share growth using a variety of strategies aimed at increasing the installed base of the wide range of commercial laundry equipment the Company represents. Certain market share growth tactics may, from time to time, result in lower gross margins. However, the Company believes that a greater installed base of equipment strengthens the Company’s existing customer relationships and may lead to increases in the total number of customers, consequently creating a larger and stronger customer base to which the Company may sell products and services. These may include the sale or provision of certain higher margin products and services and any additional products and services which the Company may offer or sell from time to time as a result of any business acquisitions, the sale or lease of complementary products, and any expansion of service operations. From time to time, the Company also enters into longer-term contracts, including to fulfill large complex laundry projects for divisions of the federal government, where the nature of, and competition for, such contracts may result in a lower gross margin as compared to other equipment sales. Despite the potential for a lower gross margin from such longer-term contracts, the Company believes that the long-term benefit from the increase in its installed equipment will outweigh the possible short-term impact to gross margin.

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

Results of Operations

Nine and Three-Month Periods Ended March 31, 2024 Compared to the Nine and Three-Month Periods Ended March 31, 2023

Revenues

Revenues for the nine and three-month periods ended March 31, 2024 increased $3.3 million, or 1%, and decreased $10.1 million, or 11%, respectively, compared to the same periods of the prior fiscal year. The increase in revenues for the nine-month period is primarily attributable to price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating costs. The decrease in revenue for the three-month period is due primarily to the Company’s timing of receipt and delivery of products to the Company’s customers due to construction or other delays which impacted the ability of certain customers to receive products. Additionally, there were large industrial jobs completed during the three-month period ended March 31, 2023 which generated significant revenue during such quarter.

Gross Profit

Gross profit for the nine and three-month periods ended March 31, 2024 increased $2.0 million, or 3%, and decreased $0.8 million, or 3%, respectively, compared to the same periods of the prior fiscal year. The decrease in gross profit for the three-month period was primarily attributable to the decline in revenues described above, partially offset by an increase in gross profit percentage. The increase in gross profit for the nine-month period was attributable to an increase in revenue and a slight increase in gross margin. Margins slightly increased from 29.2% for the nine-month period ended March 31, 2023 to 29.6% for the nine-month period ended March 31, 2024, and from 28.3% for the three-month period ended March 31, 2023 to 30.7% for the three-month period ended March 31, 2024, primarily due to product and customer mix in the current periods and the timing of large projects.

Selling, General and Administrative Expenses

Operating expenses increased $6.5 million, or 10%, and $1.3 million, or 6%, for the nine and three-month periods ended March 31, 2024, respectively, compared to the same periods of the prior fiscal year. The increases were primarily attributable to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in salary, rent, technology costs, professional fees, and insurance costs to support the Company’s growth, and (c) stock compensation, including an increase from the acceleration of the vesting of certain restricted stock awards and restricted stock units in accordance with their terms during the nine and three month periods ended March 31, 2024.

Interest Expense, Net

Interest expense for the nine and three-month periods ended March 31, 2024 was $2.3 million and $675,000, respectively, compared to $1.7 million and $717,000 for the nine and three-month periods ended March 31, 2023, respectively. The increase in interest expense for the nine-month period was attributable primarily to an increase in the average effective interest rate and average outstanding borrowings. The decrease in interest expense for the three-month period is attributable primarily to a decrease in average outstanding borrowings.

Income Taxes

The Company’s effective tax rate was 37.3% and 44.8% for the nine and three-month periods ended March 31, 2024, respectively, compared to 27.4% and 26.6% for the nine and three-month periods ended March 31, 2023, respectively. The increases in the effective tax rate are attributable to an increase in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation and lower net income.

Net Income

Net income for the nine and three-months ended March 31, 2024 was $3.6 million and $1.0 million, respectively, compared to net income of $7.8 million and $2.8 million for the nine and three-month periods ended March 31, 2023, respectively. The decreases in net income were attributable primarily to the increase in operating expenses described above and, with respect to the three-month period ended March 31, 2024, the decline in revenues described above.

Consolidated Financial Condition

The Company’s total assets decreased from $253.8 million at June 30, 2023 to $239.3 million at March 31, 2024. The decrease in total assets was primarily attributable to a decrease in current assets, including inventory and accounts receivable, as described under “Liquidity and Capital Resources - Working Capital” below, and a decrease in cash. The Company’s total liabilities decreased from $122.9 million at June 30, 2023 to $105.8 million at March 31, 2024, which was primarily attributable to a decrease in accounts payable and long-term debt, partially offset by an increase in customer deposits.

Liquidity and Capital Resources

For the nine-month period ended March 31, 2024, cash decreased by approximately $2.6 million compared to an increase of approximately $48,000 during the nine-month period ended March 31, 2023. The Company’s primary sources of cash are sales and borrowings under its credit facility. The Company’s primary uses of cash are purchases of the products sold by the Company, employee related costs, repayments under its credit facility, and the cash consideration paid in connection with business acquisitions.

Working Capital

Working capital decreased from $49.1 million at June 30, 2023 to $38.2 million at March 31, 2024, primarily reflecting the collection of receivables and inventory management used to decrease long-term debt.

Cash Flows

The following table summarizes the Company’s cash flow activity for the nine months ended March 31, 2024 and 2023 (in thousands):

	Nine Months Ended March 31,
	2024	2023
Net cash provided (used) by:
Operating activities	$20,276	$(6,648)
Investing activities	$(4,641)	$(4,238)
Financing activities	$(18,252)	$10,934

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the nine months ended March 31, 2024, operating activities provided cash of $20.3 million compared to $6.6 million of cash used by operating activities during the nine months ended March 31, 2023. This $26.9 million increase in cash provided by operating activities was primarily attributable to changes in working capital partially offset by a decrease in net income. The changes in working capital include increases in cash provided by operating activities from changes in operating assets and liabilities such as decreases in accounts receivable, inventories, and deferred costs, and an increase in customer deposits, partially offset by increases to the cash used by operating activities from decreases in accounts payable and contract liabilities.

Investing Activities

Net cash used in investing activities increased $403,000 to $4.6 million during the nine months ended March 31, 2024, compared to $4.2 million during the nine months ended March 31, 2023. Cash paid for acquisitions decreased $960,000 and capital expenditures increased $1.4 million during the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023.

Financing Activities

For the nine months ended March 31, 2024, financing activities used cash of $18.3 million compared to $10.9 million of cash provided by financing activities during the nine months ended March 31, 2023. This $29.2 million increase in cash used by financing activities was primarily attributable to repayments on debt and the dividend paid on the Company’s common stock during the nine months ended March 31, 2024.

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

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At March 31, 2024, the Company was in compliance with its covenants under the Credit Agreement and $58.1 million was available to borrow under the revolving credit facility.

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

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $195,000 and $171,000 during the nine months ended March 31, 2024 and 2023, respectively, and $81,000 and $57,000 during the three months ended March 31, 2024 and 2023, respectively.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, former President of Tri-State. Monthly base rental payments totaled $21,000 during the initial terms of the leases. Each lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the leases for the first three-year renewal term. Base rent for the first renewal term is $25,000. In addition to such leases, since May 1, 2023, Tri-State Technical Services has also leased an additional 50,000 square feet of space from Mr. Stephenson. Monthly base rental payments for the additional space total $15,000. The term of this lease will expire upon the expiration of the other leases with Mr. Stephenson described above. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under these leases totaled approximately $388,000 and $200,000 during the nine months ended March 31, 2024 and 2023, respectively, and $135,000 and $67,000 during the three months ended March 31, 2024 and 2023, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term. Base rent for the first renewal term is $40,000 per month. Payments under the lease totaled approximately $344,000 and $325,000 during the nine months ended March 31, 2024 and 2023, respectively, and $120,000 and $108,000 during the three months ended March 31, 2024 and 2023, respectively.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments were $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company has exercised its option to renew this lease for the first three-year renewal term. Base rent for the first year of the renewal term is $12,500 per month. Payments under this lease totaled approximately $112,000 and $109,000 during the nine months ended March 31, 2024 and 2023, respectively, and $39,000 during each of the three months ended March 31, 2024 and 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service its debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As described above, interest on borrowings under the Company’s Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) the BSBY rate plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points, plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of March 31, 2024, the Company had approximately $22.0 million of outstanding borrowings under the Credit Agreement with a weighted average interest rate of 6.60%. Based on the amount outstanding at March 31, 2024, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $220,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at March 31, 2024 or June 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 because of the material weakness in the Company’s internal control over financial reporting identified as of June 30, 2023 related to the review and approval of manual journal entries made to the general ledger at certain of the Company’s subsidiaries (as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023) which had not been remediated as of March 31, 2024.

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

As described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated. These remediation actions are ongoing and include modifying the journal entry process and system role configuration to establish a formal hierarchy of review of journal entries in order to enforce proper segregation of duties. The Company may also take additional measures to remediate the underlying control deficiencies identified above or modify the remediation plans described above. Although management believes that these actions will remediate the material weakness, the weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the remediation efforts related to the material weakness in the Company’s internal control over financial reporting described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not have in place any formal share repurchase plans or programs. Upon request by a recipient of awards granted under the Company’s equity incentive plan, the Company may issue shares upon the vesting of restricted stock awards or restricted stock units or the grant of stock awards net of the statutory tax withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued. The following table provides information concerning shares of the Company’s common stock treated as repurchased during the quarter ended March 31, 2024 in connection with the issuance of shares upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1 – January 31, 2024	223	$20.64	—	—
February 1 – February 29, 2024	4,597	20.77	—	—
March 1 – March 31, 2024	—	—	—	—
Total	4,820	$20.76	—	—

During the quarter ended March 31, 2024, the Company did not repurchase any shares other than shares treated as repurchased upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements as described and set forth above.

Item 5. Other Information

During the quarter ended March 31, 2024, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 trading plan or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

Date: May 9, 2024		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer