Form 10-K
period 2024-06-30
EVI INDUSTRIES, INC.
filed 2024-09-12
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

Yes ☐ No ☒

The aggregate market value as of December 31, 2023 of the registrant’s common stock, the only class of voting or non-voting common equity of the registrant, held by non-affiliates of the registrant was approximately $137,671,636, based on the closing price of the registrant’s common stock on the NYSE American on that date.

The number of outstanding shares of the registrant’s common stock as of September 5, 2024 was 12,684,037.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

-i-

TABLE OF CONTENTS

(continued)

-ii-

TERMS USED IN THIS REPORT

Unless the context otherwise requires, references to the “Company” or “EVI” in this Annual Report on Form 10-K (this “Report”) refer to EVI Industries, Inc., collectively with its subsidiaries. References in this Report to “fiscal 2024” or any period thereof refer to the Company’s fiscal year ended June 30, 2024 or the applicable period thereof, as the case may be. References in this Report to “fiscal 2023” or any period thereof refer to the Company’s fiscal year ended June 30, 2023 or the applicable period thereof, as the case may be.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “could,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located, including the potential of a recession; industry conditions and trends; credit market volatility; risks related to supply chain delays and disruptions and their impact on the Company’s business and results, including the Company’s ability to deliver products and services to its customers on a timely basis; risks relating to inflation, including the current inflationary trend, and the impact of inflation on the Company’s costs and its ability to increase the price of its products and services to offset such costs, and on the market for the Company’s products and services; risks related to labor shortages and increases in the costs of labor, and the impact thereof on the Company, including its ability to deliver products, provide services or otherwise meet customers’ expectations; risks related to interest rate increases, including the impact thereof on the cost of the Company’s indebtedness and the Company’s ability to raise capital if deemed necessary or advisable; risks associated with international relations and international hostilities, and the impact thereof on economic conditions, including supply chain constraints and inflationary trends; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s “buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic transactions, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions and other strategic transactions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions or other strategic transactions (or for other purposes), risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion efforts and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expand to the extent anticipated, or at all; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks of cybersecurity threats or incidents, including the potential misappropriation or use of assets or confidential information, corruption of data or operational disruptions; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company, and the risk that inventory management initiatives may not be successful; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from, among other circumstances, delays in installation (including due to delays in construction or the preparation of the customer’s facilities) or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, expenses associated with the Company’s implementation of its enterprise resource planning system, and other investments, initiatives and expenses, may not result in the benefits anticipated; risks related to the soundness of financial institutions and the Company’s exposure with respect to its cash balances in depositary accounts in excess of the $250,000 in maximum Federal Deposit Insurance Corporation (“FDIC“) insurance coverage; dividends may not be paid in the future; and other economic, competitive, governmental, technological and other risks and factors discussed elsewhere in this Report, including, without limitation, in the “Risk Factors” section hereof, and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update, revise or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

Beginning in 2015, the Company implemented a “buy-and-build” growth strategy which includes (i) the consideration and pursuit of acquisitions and other strategic transactions which management believes may complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company and (ii) the implementation of a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in additional sales and service personnel, new product lines, enhanced service operations and capabilities, new and improved facilities, and advanced technologies. See “Buy-and-Build Growth Strategy” below for additional information regarding the Company’s “buy-and-build” growth strategy.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Report and Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the acquisitions consummated by the Company during fiscal 2023 and fiscal 2024, as well as the acquisition consummated by the Company subsequent to the fiscal 2024 year-end.

Customers and Markets

The Company’s customer base consists of approximately 55,000 customers located primarily in the United States, Canada, the Caribbean, and Latin America. No single customer accounted for more than 10% of the Company’s revenues for fiscal 2024 or fiscal 2023.

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

Sources of Supply

The Company purchases commercial and industrial laundry products, dry cleaning machines, boilers and other products for distribution from a number of manufacturers and suppliers. The major manufacturers of the products sold by the Company are American Dryer Corporation, Chicago Dryer Company, Cleaver Brooks Inc., Continental Girbau, Inc., Dexter Laundry, Inc., FMB Group, Fulton Thermal Corp., Kannegiesser ETECH, Maytag Corporation, Pellerin Milnor Corporation, Unipress Corporation and Whirlpool Corporation. Purchases from four manufacturers accounted for a total of approximately 73% and 70% of the Company’s product purchases for fiscal 2024 and fiscal 2023, respectively. No other manufacturers accounted for more than 10% of product purchases during fiscal 2024 or fiscal 2023. The Company believes that it has good working relationships with its current manufacturers and suppliers. The Company has contracts with several of the manufacturers and suppliers of the products which the Company sells and has established, long-standing relationships with most of its manufacturers and suppliers. The Company believes that such relationships provide the Company with certain competitive advantages, including exclusivity for certain products in certain areas and, in certain cases, favorable pricing and other terms. While the Company has generally not experienced difficulty in purchasing products it distributes, supply chain constraints in recent years have resulted in extended inventory lead times and resulting delays in fulfilling certain orders, as well as increases in product costs.

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

Due to special options and features on most of the larger and more expensive equipment ordered by customers, in most instances, the Company purchases the equipment distributed by it after its receipt of orders from its customers. However, from time to time, including in fiscal 2024 and fiscal 2023, the Company purchased inventory in advance to take advantage of favorable pricing at the time or for other purposes, including to support the Company’s sales growth initiatives in new distribution territories and in support of growth initiatives related to the establishment of new manufacturer and supplier distribution relationships, and more recently to acquire inventory in light of supply chain constraints. The Company also maintains an inventory of more standardized and smaller-sized equipment that often requires more rapid delivery to meet customer needs.

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

Compliance with Environmental and Other Government Laws and Regulations

Over the past several decades, federal, state, local and foreign governments have enacted environmental protection laws in response to public concerns about the environment. A number of industries, including the commercial and industrial dry cleaning and laundry equipment industries, are subject to these evolving laws and implementing regulations. As a supplier to the industry, the Company serves customers who are primarily responsible for compliance with environmental regulations. Among the United States federal laws that the Company believes are applicable to the industry are the Comprehensive Environmental Response, Compensation and Liability Act of 1980, which provides for the investigation and remediation of hazardous waste sites, the Resource Conservation and Recovery Act of 1976, as amended, which regulates the generation and transportation of hazardous waste as well as its treatment, storage and disposal, and the Occupational Safety and Health Act of 1970, which regulates exposure to toxic substances and other health and safety hazards in the workplace. In addition, most states and a number of local jurisdictions have environmental protections which are at least as stringent as the federal laws. The Company is also subject to rules and regulations with respect to its contracts and dealings with government facilities.

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

Human Capital Resources

As of August 1, 2024, the Company had 750 full and part-time employees. All of the Company’s employees are based in the United States. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

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

Item 1A. Risk Factors.

The Company is subject to various risks and uncertainties, including those described below, which could adversely affect the Company’s business, financial condition, results of operations and cash flows, and the value of the Company’s common stock. The risks described below are not the only risks faced by the Company. Additional risks not presently known to the Company or other factors that the Company does not presently perceive to present significant risks to the Company may also impair the Company’s business, financial condition, results of operations or cash flows, or the value of the Company’s common stock. The risks discussed below also include forward looking statements, and actual results and events may differ substantially from those expressed in, or implied by, the forward looking statements. See “Cautionary Note Regarding Forward Looking Statements” preceding Part I, Item 1 of this Report.

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

As a result of these or other problems and risks, acquired businesses may not produce the revenues, earnings, cash flows or business synergies anticipated, and the acquired businesses may not perform as expected. Accordingly, the Company may, among other things, incur higher costs and realize lower revenues and earnings than anticipated. The Company may not be able to successfully address these problems, integrate any acquired businesses or generate sufficient revenue to offset the associated costs or other negative effects on its business.

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

The Company obtains its products from third-party suppliers. Although purchasing volume can provide benefits when dealing with suppliers, suppliers may not be able to provide the products and supplies that the Company needs in the quantities and at the prices requested, including due to conditions outside of the supplier’s control. The Company is also subject to delays caused by interruptions in production and increases in product costs based on conditions outside of the Company’s control. These conditions include shortages of qualified labor for suppliers, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, weather conditions, transportation interruptions, unavailability of fuel or increases in fuel costs, product recalls, competitive demands, civil insurrection or social unrest, terrorist attacks, natural disasters, epidemics, pandemics or other disease outbreaks or catastrophic events. Many of these conditions are outside of the Company’s control and could also impair the Company’s ability to provide its products and services to its customers or increase the cost of doing so. In recent years, customer demand has outpaced available supply, which has resulted in, and may continue to result in, delays in delivering products or services to the Company’s customers, as well as increases in product costs. The inability to obtain adequate supplies of products and/or to timely provide products and services and fulfill the Company’s other obligations to its customers, whether as a result of any of the foregoing factors or otherwise, could have an adverse effect on the Company’s business, results of operations and financial condition, including, without limitation, if the Company’s customers turn to other distributors.

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

While the Company purchases the products it distributes from a number of manufacturers and suppliers, purchases from four manufacturers accounted for a total of approximately 73% and 70% of the Company’s product purchases for fiscal 2024 and fiscal 2023, respectively. The Company believes it has good working relationships with the manufacturers or suppliers from which the Company purchases its products. However, if such relationships deteriorate or the Company is unable to maintain such relationships, including with any of its or its acquired businesses’ principal manufacturers or suppliers, the Company’s business and results could be materially and adversely impacted. In addition, efforts of the Company and its acquired businesses to mitigate any loss, including brand shifts, may not be successful. Further, the Company does not have contracts with all of its manufacturers, and certain contracts the Company does have are short term agreements and can be terminated on short notice. In addition, suppliers may not comply with the terms of any agreements or may choose to terminate such agreements, allow such agreements to expire without renewal, or seek to revise the agreements on terms which are less favorable to the Company than the prevailing terms, any of which could materially and adversely impact the Company’s business and results.

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

The Company’s business and operations are subject to federal, state, local and foreign environmental and other laws and regulations, including environmental laws governing the discharge of pollutants, the handling, generation, storage and disposal of hazardous materials, substances, and wastes and the cleanup of contaminated sites. As a public company, the Company will also be subject to any rules and regulations of the SEC and any applicable securities exchange concerning environmental and other social issues, which may result in increased costs and compliance efforts. The Company is also subject to rules and regulations with respect to its contracts and dealings with government facilities. The Company may not remain in compliance with all applicable laws and regulations and could be required to incur significant costs as a result of violations of, liabilities under, or efforts to comply with, applicable laws and regulations. In addition, violations may have other adverse implications for the Company, including negative public relations and potential litigation. Further, the Company may incur significant compliance costs in the event of changes to applicable laws and regulations.

Unexpected events, such as public health issues, natural disasters, geopolitical conflicts, civil unrest, severe weather and terrorist activities, may disrupt the Company’s operations and increase its costs.

The outbreak of a pandemic or public health crisis may adversely impact the Company.  As previously disclosed, the Company was adversely impacted by the COVID-19 pandemic beginning at the end of the quarter ended March 31, 2020; specifically, due to delays and declines in the placement of customer orders, the completion of equipment and parts installations, and the fulfillment of parts orders. Any future pandemic or public health crisis may have similar or worse effects than those experienced in connection with the COVID-19 pandemic and may exacerbate certain of the other risks set forth herein.

The occurrence of other unexpected events, including natural disasters, civil unrest, geopolitical conflicts (including the current conflict between Ukraine and Russia as well as the conflict in the Middle East) and/or terrorist activities could adversely affect the Company’s operations and financial performance, including that the escalation of any conflicts or the expansion of any conflicts to impact additional regions could heighten many of the other risk factors included in this Item 1A.

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

Although the Company has certain limited protection afforded by insurance, the Company’s business, earnings and financial condition could be materially adversely affected if it suffers damages to, or disruptions at, its facilities. Without limiting the generality of the foregoing, the Company’s facilities, including those located in Florida, Georgia, North Carolina, Texas and the Northeast United States, are subject to hurricane casualty and flood risk, and facilities in California are subject to earthquake and wildfire casualty risk. In addition, damages to the facility of a supplier, whether due to, fire, natural disaster or other events, would adversely impact the Company’s ability to obtain products from that supplier when expected or at all and, accordingly, may result in delays in the delivery of the Company’s products or the provision of its services. Further, damages to the facility of a customer may adversely impact the business of the customer and its need for products or services from the Company or result in delays in the delivery of products or provision of services to the customer. Any of these events may materially and adversely impact the Company’s business, operating results and financial condition.

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

The Company may also be subject to insured losses relating to breaches of its information technology systems. See also “The Company could be negatively affected by cyber or other security threats or other disruptions or failures to maintain the integrity of internal or customer, employee or vendor data” below.

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

Any disruptions, delays or deficiencies in the design and/or implementation of the new ERP system, or in the performance of legacy systems, particularly any disruptions, delays or deficiencies that impact the Company’s operations, could adversely affect the Company’s ability to effectively run and manage its information systems. Further, as the Company is dependent upon its ability to gather and promptly transmit accurate information to key decision makers, the Company’s business, results of operations and financial condition may be adversely affected if the Company’s information systems do not allow the Company to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact the Company’s ability to perform necessary business operations, which could adversely affect the Company’s reputation, competitive position, business, results of operations and financial condition.

In addition, the information systems of acquired businesses may not be sufficient to meet the Company’s standards or the Company may not be able to successfully convert them to provide acceptable information on a timely and cost-effective basis. Furthermore, the Company must attract and retain qualified personnel to operate its systems, expand and improve them, integrate new programs effectively with its existing programs, and convert to new systems efficiently when required. Any disruption to the

Company’s business due to such issues, or an increase in costs to cover these issues that is greater than anticipated, could have an adverse effect on the Company’s financial results and operations.

The Company could be negatively affected by cyber or other security threats or other disruptions or failures to maintain the integrity of internal or customer, employee or vendor data.

In the ordinary course of its business, the Company processes, transmits and stores sensitive Company information as well as sensitive information, including personal information, about its customers, employees and vendors. The Company’s customers, employees and vendors have a high expectation that their personal information will be adequately protected and, accordingly, the integrity and protection of such information is critical to the Company.

The processing, transmission and storage of customer, employee and vendor information requires the appropriate and secure utilization of such information and subjects the Company to risks relating thereto, including risks relating to increased focus regarding the Company's data security compliance. Cyber-attacks, including ransomware, malware and phishing, designed to gain access to sensitive information by breaching systems are constantly evolving. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad, including requirements for varying levels of customer notification in the event of a data breach. These laws are changing rapidly and vary among jurisdictions. Requirements imposed on the Company by the payment card industry surrounding information, security and privacy are also increasingly demanding. The Company will continue its efforts to meet applicable privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase the Company's costs. In addition, the Company’s systems may be unable to satisfy changing requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Further, as the risk of cyber-attacks increases, related insurance premiums and the cost of defensive measures may also increase. In addition, the costs to remediate security incidents or breaches that may occur could be material.

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

The Company could also make faulty decisions if the data it maintains regarding its customers, employees or vendors is inaccurate or incomplete.

Climate change, or legal, regulatory or market measures to address climate change, could have an adverse impact on the Company’s business and results of operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. If such climate change has a negative impact on the economy, the Company’s business and results may be adversely impacted, including due to a potential decrease in the availability of, or less favorable pricing for, water or other materials which may adversely impact the supply chain. In addition, natural disasters and extreme weather, including those caused by climate change, could cause disruptions in the Company’s operations and supply chains. Furthermore, the increasing concern over climate change may also result in greater local, state, federal, and foreign legal requirements, including requirements to limit greenhouse gas emissions or conserve resources, which may result in cost increases or adverse impacts to the supply chain.

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

The Company is a party, as borrower, to a syndicated credit agreement (the “Credit Agreement”) in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million. The maturity date of the Credit Agreement is May 6, 2027. The Company had $13.0 million outstanding under the Credit Agreement as of June 30, 2024.

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

The Company’s management, including Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, and the Company’s Board of Directors through stockholders agreement granting it the right to direct the voting of certain shares issued as consideration in acquisitions, may be deemed to control the Company as a result of their collective voting power over shares representing approximately 57.9% of the issued and outstanding shares of the Company’s common stock as of June 30, 2024. Under the Company’s Bylaws, directors are elected by a plurality vote and all other matters put to a vote of the Company’s stockholders require the affirmative vote of a majority of the shares of the Company’s common stock represented at a meeting, in person or by proxy, and entitled to vote on the matter unless a greater percentage is required by applicable law. Consequently, other than in very limited circumstances where a greater vote is required by applicable law, Mr. Nahmad and the other members of the Company’s management, without the consent or vote of any other stockholders of the Company, have the voting power to elect directors and approve other actions that require stockholder approval. The interests of the Company’s management may conflict with the interests of the Company’s other stockholders and also could have the effect of delaying or preventing a change in control of the Company or its management and/or adversely impact the market price of the Company’s common stock or the ability of the Company’s other stockholders to receive a premium for their shares in connection with any sale of the Company.

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

While executive compensation matters are determined by a compensation committee comprised solely of independent directors and the Company’s Board of Directors is currently comprised of, and has historically generally been comprised of, a majority of independent directors, the Company does not have a standing nominating/corporate governance committee and the Company has in the past from time to time maintained a Board of Directors not comprised of a majority of independent directors. In addition, in the discretion of the Company’s Board of Directors, the Company may choose to utilize or continue to utilize any or all of the exceptions in the future. As a result, the Company’s stockholders may not have certain of the same protections as a stockholder of other publicly-traded companies which are not “controlled companies” and the market price of the Company’s common stock may be adversely affected.

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

As permitted by Delaware law, the Company’s Board of Directors is authorized under the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to approve the issuance by the Company of up to 200,000 shares of preferred stock, and to designate the relative rights, preferences and limitations of any preferred stock so issued, in each case, without any action on the part of the Company’s stockholders. Currently, no shares of preferred stock are outstanding. In the event that the Company issues preferred stock in the future that has preference over the Company’s common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up of the Company, the rights of holders of shares of the Company’s common stock may be adversely affected. In addition, the Company is authorized under its Certificate of Incorporation to issue up to 20,000,000 shares of common stock. Inclusive of unvested restricted stock awards, there are currently approximately 14.0 million shares of common stock outstanding. Subject to applicable law and the rules and regulations of the NYSE American, the Company’s Board of Directors (or a committee thereof, in the case of shares issued under the Company’s equity-based compensation plan) has the power to approve the issuance of any authorized but unissued shares of the Company’s common stock, and any such issuances, including, without limitation, those under the Company’s equity-based compensation plan or pursuant to any acquisitions or other strategic transactions consummated by the Company or in connection with the financing thereof, would result in dilution to the Company’s stockholders. These provisions of the Certificate of Incorporation could also delay or prevent a change in control of the Company or its management, and could limit the price that investors are willing to pay in the future for shares of the Company’s common stock.

General Risks

The Company is subject to risks relating to evaluations of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002

The Company has incurred, and expects to continue to incur, a substantial amount of management time and resources to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In this Report, the Company’s management has provided an assessment as to the effectiveness of the Company’s internal control over financial reporting. In addition, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, management’s assessment of the effectiveness of the Company’s internal control over financial reporting is subject to attestation by the Company’s independent registered public accounting firm. This Report includes such attestation. However, there is no assurance that the Company will continue to timely comply with such requirements. While the material weakness in internal control identified as of June 30, 2023 has been remediated (as discussed in further detail under Item 9A (“Controls and Procedures”) of this Report), there can be no assurance that additional material weaknesses will not be identified in the future (or, if identified, remedied in a timely fashion or at all), any of which may adversely affect the market price of the Company’s common stock. In addition, the Company’s compliance efforts will continue to require significant expenditures and devotion of management time, and may divert management’s attention from the Company’s operations.

In addition, while businesses acquired during the fiscal year covered by the applicable Annual Report on Form 10-K are permitted to be excluded from the scope of management’s report on internal control over financial reporting and the related auditor attestation for such Annual Report on Form 10-K (as is the case with the exclusion of the businesses acquired by the Company in fiscal 2024 from the scope of management’s report on internal control over financial reporting and the related auditor attestation for this Report), the Company will face challenges and be required to incur expenses in connection with, and devote significant management time to, the internal control over financial reporting of acquired businesses. There is no assurance that any issues, deficiencies, significant deficiencies or material weaknesses in internal controls identified at acquired businesses will be remedied in a timely or cost-efficient manner or at all.

Internal control over financial reporting may not prevent or detect misstatements due to inherent limitations in internal control systems. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. See Item 9A (“Controls and Procedures”) of this Report for related discussion.

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

Litigation and legal and regulatory proceedings, the costs of defending the same and the impact of any finding of liability or damages could adversely impact the Company and its financial condition and operating results.

The Company may from time to time become subject to litigation and other legal and regulatory proceedings. Litigation and other legal and regulatory proceedings may require the Company to incur significant expenses, including those relating to legal and other professional fees. In addition, litigation and other legal and regulatory proceedings are inherently uncertain, and adverse outcomes in litigation or other legal proceedings could adversely affect the Company’s financial condition and operating results.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company has established security practices and safeguards designed to help identify and protect against intentional and unintentional misappropriation or corruption of its information technology systems, data, and operational continuity. The Company conducts risk assessments to identify potential cybersecurity threats, which include evaluating the likelihood and potential impact of these threats, identifying system and network vulnerabilities, and assessing the effectiveness of the Company’s existing controls. Upon identification and assessment of risks, the Company develops and implements what management believes to be appropriate measures in order to manage these risks, which may involve enhancing security controls, implementing new technologies, training employees, or changing business processes. The Company maintains change management processes, monitoring practices, and data protection measures designed to mitigate cybersecurity risks and regularly test its systems for potential threats. Such processes and practices to assess, identify, and manage cybersecurity incidents are integrated into the Company’s overall enterprise risk assessment process.

The Company’s information security team, which is led by the Company’s Director of Information Technology and also includes the Company’s Chief Financial Officer and other members of the Company’s internal audit and finance departments, is responsible for assessing and managing the Company’s cybersecurity risks and data protection practices. The Company’s Director of Information Technology has over 10 years of experience in managing cybersecurity risks and advising on cybersecurity matters.

The Company's Board of Directors is responsible for the oversight of management’s efforts to address cybersecurity risks. The Board of Directors has designated the Audit Committee with the responsibility of overseeing and reporting to the Board on management's handling of cybersecurity risk management and on the adequacy and effectiveness of the Company’s cybersecurity risk management strategy. Management also updates the Audit Committee and the Board on an on-going basis concerning any significant cybersecurity incidents or risk exposures that have come to management’s attention during the conduct of their assessments, the steps management has taken to mitigate such exposures, and any changes to the processes of identifying, assessing, and monitoring cybersecurity threats.

During the fiscal year ended June 30, 2024, the Company has not identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

Item 2. Properties.

The Company’s principal executive offices are located in Miami, Florida. The Company’s principal properties include warehousing and distribution facilities and administrative office space, all of which are leased (generally for terms of three to ten years).

At June 30, 2024, the Company had a total of 32 warehousing and distribution facilities and administrative facilities located across 19 U.S. states. Senior management and support staff are located at the Company’s principal executive offices and other administrative offices mostly adjacent to the Company’s warehousing and distribution facilities. The facilities have an aggregate of approximately 400,000 square feet of space. The Company believes that its facilities are sufficient to meet the Company’s present operating needs.

Item 3. Legal Proceedings.

In the ordinary course of business, the Company may from time to time be involved in, or subject to, legal and regulatory claims, proceedings, demands or actions. Litigation and other proceedings are inherently uncertain and the outcome thereof cannot be predicted or determined in advance. In addition, the Company’s costs of defending against litigation and other proceedings, demands and actions could be material and would generally be payable by the Company regardless of the merits of the claim. As of the date of filing of this Report, the Company is not aware of any pending legal proceedings to which the Company, including any of its subsidiaries, is a party which is expected to be material to the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NYSE American under the symbol “EVI.”

As of September 5, 2024, there were approximately 157 holders of record of the Company’s common stock.

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

On October 4, 2023, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.28 per share (totaling approximately $4.1 million in the aggregate), which was paid on October 26, 2023 to stockholders of record at the close of business on October 16, 2023. No dividends were declared or paid during fiscal year 2023.

On September 11, 2024, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.31 per share to be paid on October 7, 2024 to stockholders of record at the close of business on September 26, 2024. As described above, future dividends will be considered in light of the Company’s financial position and liquidity needs, and other factors deemed relevant by the Company’s Board of Directors.

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

During the quarter ended June 30, 2024, the Company did not repurchase any shares of its common stock.

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

Beginning in 2015, the Company implemented a “buy-and-build” growth strategy which includes (i) the consideration and pursuit of acquisitions and other strategic transactions which management believes may complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company and (ii) the implementation of a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in additional sales and service personnel, new product lines, enhanced service operations and capabilities, new and improved facilities, and advanced technologies. See “Buy-and-Build Growth Strategy” below for information regarding business acquisitions consummated during the fiscal year ended June 30, 2023 (“fiscal 2023”) and the fiscal year ended June 30, 2024 (“fiscal 2024”).

The Company reports its results of operations through a single operating and reportable segment.

Total revenues for fiscal 2024 decreased by less than 1% compared to fiscal 2023. The decrease in revenues during fiscal 2024 is due primarily to the timing of receipt and delivery of products to customers due to construction or other delays which impacted the ability of certain customers to receive products. Additionally, there were large industrial jobs completed during fiscal 2023 which generated significant revenues. These decreases were offset in part by price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating cost increases, and revenues generated by businesses acquired by the Company during fiscal 2024 as well as businesses acquired by the Company during fiscal 2023 whose results were consolidated in the Company’s financial statements for all of fiscal 2024 as compared to just the period of fiscal 2023 from the respective closing date of the acquisition through the end of fiscal 2023.

Net income for fiscal 2024 decreased by 42% from fiscal 2023. The decrease in net income was attributable primarily to increases in selling, general, and administrative expenses.

The Company’s operating expenses consist primarily of (a) selling, general and administrative expenses, primarily salaries, and commissions and marketing expenses that are variable and correlate to changes in sales, (b) expenses related to the operation of warehouse facilities, including a fleet of installation and service vehicles, and facility rent, which are payable mostly under non-cancelable operating leases, and (c) operating expenses at the parent company, including compensation expenses, fees for professional services, expenses associated with being a public company, including increased expenses attributable to the Company’s investments for future growth, and expenses in furtherance of the Company’s “buy-and-build” growth strategy.

Buy-and Build Growth Strategy

The Company’s acquisitions under its “buy-and-build” growth strategy described above during fiscal 2023 and fiscal 2024 were as follows:

During fiscal 2023, the Company acquired Massachusetts-based Aldrich Clean-Tech Equipment Corp., North Carolina-based K&B Laundry Service, LLC, Alabama-based Wholesale Commercial Laundry Equipment Company SE, LLC, and Maryland-based Gluno, Inc. (d/b/a Express Parts and Services). The total consideration for these transactions consisted of $2.4 million in cash and the issuance of 24,243 shares of the Company’s common stock.

During fiscal 2024, the Company acquired Pennsylvania-based ALVF, Inc. (d/b/a ALCO Washer Center) and Texas-based Signature Services Corporation (d/b/a Ed Brown Distributors). The total consideration for these transactions consisted of $1.9 million in cash and the issuance of 8,621 shares of the Company’s common stock.

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

In addition to the foregoing, on July 1, 2024, the Company acquired Florida-based Laundry Pro of Florida, Inc. for total consideration of $5.9 million in cash. The financial position, including assets and liabilities, and results of operations of Laundry Pro of Florida, Inc. following the July 1, 2024 closing date of the acquisition will be included in the Company’s consolidated financial statements commencing in the quarter ending September 30, 2024.

See Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the acquisitions completed by the Company during fiscal 2023 and fiscal 2024, as well as the subsequent acquisition of Laundry Pro of Florida, Inc.

Consolidated Financial Condition

The Company’s total assets decreased from $253.8 million at June 30, 2023 to $230.7 million at June 30, 2024. The decrease in total assets was primarily attributable to a decrease in current assets, as described below under “Liquidity and Capital Resources.” The Company’s total liabilities decreased from $122.9 million at June 30, 2023 to $94.1 million at June 30, 2024, primarily due to decreases in accounts payable and long-term debt.

Liquidity and Capital Resources

The Company had approximately $4.6 million of cash at June 30, 2024 compared to $5.9 million of cash at June 30, 2023. The decrease in cash was primarily due to optional debt repayments in excess of borrowings under the Company’s credit facility, cash consideration paid in connection with the Company’s business acquisitions during fiscal 2024 and capital expenditures, offset in part by increases to cash generated from operations. The Company’s primary sources of cash are sales of products and services, and borrowings under its credit facility. The Company’s primary uses of cash are purchases of the products sold by the Company, employee related costs, and the cash consideration paid in connection with business acquisitions.

The following table summarizes the Company’s Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year Ended June 30,
Net cash provided (used) by:	2024	2023
Operating activities	$32,652	$940
Investing activities	$(6,816)	$(5,986)
Financing activities	$(27,199)	$6,993

For fiscal 2024, operating activities provided cash of approximately $32.7 million compared to cash provided by operating activities of approximately $0.9 million in fiscal 2023. The $31.8 million increase in cash provided by operating activities was primarily attributable to decreases in accounts receivable as a result of improved collections and decreases in inventory as result of a tightening supply chain and reduced lead times, offset by decreases in net income and operating liabilities.

Investing activities used cash of approximately $6.8 million during fiscal 2024 compared to approximately $6.0 million in fiscal 2023. The $0.8 million increase in cash used by investing activities is due primarily to a greater amount of cash consideration paid for capital expenditures in fiscal 2024 as compared to fiscal 2023.

Financing activities used cash of approximately $27.2 million in fiscal 2024 compared to cash provided by financing activities of approximately $7.0 million in fiscal 2023. The $34.2 million increase in cash used by financing activities was attributable primarily to optional repayments of borrowings under the Company’s credit facility and a cash dividend paid during fiscal 2024.

The Company is a party, as borrower, to a syndicated credit agreement (the “Credit Agreement”) in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million. As of June 30, 2024, $66.0 million was available to borrow under the revolving credit facility.

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

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of June 30, 2024, the Company was in compliance with its covenants under the Credit Agreement.

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

Off-Balance Sheet Financing

As of June 30, 2024, the Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues

Revenues for fiscal 2024 decreased by approximately $0.6 million (less than 1%) from fiscal 2023. The decrease in revenues during fiscal 2024 is due primarily to the timing of receipt and delivery of products to the Company’s customers due to construction or other delays which impacted the ability of certain customers to receive products. Additionally, there were large industrial jobs completed during the fiscal 2023 which generated significant revenues. These decreases were offset in part by price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating cost increases, and revenues generated by businesses acquired by the Company during fiscal 2024 as well as businesses acquired by the Company during fiscal 2023 whose results were consolidated in the Company’s financial statements for all of fiscal 2024 as compared to just the period of fiscal 2023 from the respective closing date of the acquisition through the end of fiscal 2023.

Cost of Sales and Selling, General and Administrative Expenses

	Fiscal Year Ended June 30,
	2024	2023
As a percentage of revenues:
Cost of sales, net	70.2%	70.7%
As a percentage of revenues:
Selling, general and administrative expenses	26.5%	24.6%

Cost of sales, expressed as a percentage of revenues, decreased to 70.2% in fiscal 2024 from 70.7% in fiscal 2023, representing gross margins of 29.8% in fiscal 2024 and 29.3% in fiscal 2023. The decrease in cost of sales, as a percentage of revenues, and increase in gross margin were primarily attributable to favorable changes in product and customer mix. The increase in gross margin is also attributable to the Company’s efforts to drive higher quality sales opportunities from promoting solution selling as a value-added distributor. Longer-term federal government contracts entered into during fiscal 2024 lowered gross margins by 30 basis points.

Selling, general and administrative expenses increased by approximately $6.4 million (7%) in fiscal 2024 compared to fiscal 2023, primarily due to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in salary, rent, technology costs, professional fees, and insurance costs to support the Company’s growth, and (c) stock compensation, including an increase from the acceleration of the vesting of certain restricted stock awards and restricted stock units in accordance with their terms during fiscal 2024. As a percentage of revenues, selling, general and administrative expenses increased to 26.5% in fiscal 2024 from 24.6% in fiscal 2023.

Interest Expense

Interest expense, net increased by approximately $0.2 million (9%) in fiscal 2024 compared to fiscal 2023. The increase is due primarily to increases in the average outstanding debt balance.

Provision for Income Taxes

The Company’s effective income tax rate was 36.4% for fiscal 2024 compared to 30.6% in fiscal 2023. The increase in the effective income tax rate in fiscal 2024 is attributable to an increase in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation and lower net income.

Inflation

Inflation did not have a significant effect on the Company’s results during fiscal 2024 or fiscal 2023. However, the Company faces risks relating to inflation, including the current inflationary trend,

which may have an adverse impact on the market for the Company’s products and services, including that there is no assurance that the Company will be able to effectively increase the price of its products and services to offset increased costs.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals (or former principals) of the Company or its subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $252,000 and $228,000 during fiscal 2024 and fiscal 2023, respectively.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, former President of Tri-State. Monthly base rental payments totaled $21,000 during the initial terms of the leases. Each lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the leases for the first three-year renewal term, which commenced in October 2022. Base rent for the first renewal term is $25,000. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. From May 1, 2023 through May 31, 2024, Tri-State Technical Services also leased an additional 50,000 square feet of space from Mr. Stephenson for a base rental payment of $15,000 per month. Payments under these leases totaled approximately $493,000 and $306,000 during fiscal 2024 and fiscal 2023, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term. Base rent for the first renewal term is $40,000 per month. Payments under this lease totaled approximately $464,000 and $432,000 during fiscal 2024 and fiscal 2023, respectively.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments were $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term. Base rent for the first year of the renewal term is $12,500 per month. Payments under this lease totaled approximately $150,000 and $146,000 during fiscal 2024 and fiscal 2023, respectively.

Critical Accounting Estimates

Use of Estimates

In connection with the preparation of its financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”), the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting estimates that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements are set forth below. The critical accounting estimates discussed below are not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The identification and measurement of goodwill impairment involves the estimation of the fair value of the reporting unit and involves uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The Company performed its annual impairment test on April 1, 2024 and determined there was no impairment.

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

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants, which may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) the BSBY rate plus a margin that ranges from 1.25% to 1.75% depending on the Company’s Consolidated Leverage Ratio or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. During November 2023, Bloomberg Index Services Limited announced it will discontinue the BSBY rate on November 15, 2024. Pursuant to the terms of the Credit Agreement, in connection with the discontinuation of the BSBY rate, when determined by the administrative agent under the Credit Agreement, the BSBY rate will be replaced with the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment ranging from a minimum of 0.11% to a maximum of 0.43%. As of June 30, 2024, the Company had approximately $13.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 6.64%. Based on the amounts outstanding at June 30, 2024, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $130,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at June 30, 2024 or 2023.

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

Shareholders and Board of Directors

EVI Industries, Inc.

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EVI Industries, Inc. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 12, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

The primary procedures we performed to address this critical audit matter included:

●	Performing retrospective review of contracts opened and closed during the year to assess management’s historical ability to accurately estimate the cost at completion and investigating reasons for significant changes in a) expected cost at completion, and b) project margins.

●	Assessing the reasonableness of the estimated costs to complete for certain open projects through:

i)	Testing the completeness and accuracy of underlying data used in the estimate by evaluating the project budgets and the nature of costs required to complete;

ii)	Confirming total cost incurred and estimated cost to complete with subcontractors; and

iii)	Assessing the nature of activities required to complete open projects.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2018.

Miami, Florida

September 12, 2014

EVI Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

ASSETS
	June 30, 2024	June 30, 2023
Current assets
Cash	$4,558	$5,921
Accounts receivable, net of allowance for expected credit losses	40,932	48,391
Inventories, net	47,901	59,167
Vendor deposits	1,657	2,291
Contract assets	1,222	1,181
Other current assets	5,671	8,547
Total current assets	101,941	125,498

Equipment and improvements, net	13,950	12,953
Operating lease assets	8,078	8,714
Intangible assets, net	22,022	24,128
Goodwill	75,102	73,388
Other assets	9,566	9,166

Total assets	$230,659	$253,847

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	June 30, 2024	June 30, 2023
Current liabilities
Accounts payable and accrued expenses	$30,904	$38,730
Accrued employee expenses	11,370	10,724
Customer deposits	24,419	23,296
Contract liabilities	-	668
Current portion of operating lease liabilities	3,110	3,027
Total current liabilities	69,803	76,445

Deferred income taxes, net	5,498	5,023
Long-term operating lease liabilities	5,849	6,554
Long-term debt, net	12,903	34,869

Total liabilities	94,053	122,891

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; authorized shares – 20,000,000; 12,868,709 shares issued at June 30, 2024 and 12,711,558 shares issued at June 30, 2023, including shares held in treasury	322	318
Additional paid-in capital	106,540	101,225
Retained earnings	34,183	32,608
Treasury stock, 184,672 shares, at cost, at June 30, 2024 and 134,001 shares, at cost, at June 30, 2023	(4,439)	(3,195)
Total shareholders’ equity	136,606	130,956
Total liabilities and shareholders’ equity	$230,659	$253,847

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended June 30,
	2024	2023
Revenues	$353,563	$354,173
Cost of sales	248,310	250,490
Gross profit	105,253	103,683
Selling, general and administrative expenses	93,625	87,177
Operating income	11,628	16,506
Interest expense, net	2,744	2,507
Income before provision for income taxes	8,884	13,999
Provision for income taxes	3,238	4,280

Net income	$5,646	$9,719

Net earnings per share – basic	$0.39	$0.68

Net earnings per share – diluted	$0.37	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2022	12,650,126	$316	$97,544	127,801	$(3,070)	$22,889	$117,679

Share repurchases	-	-	-	6,200	(125)	-	(125)

Vesting of restricted shares	31,757	1	(1)	-	-	-	-

Issuances of shares under employee stock purchase plan	5,432	-	118	-	-	-	118

Issuances of shares in connection with acquisitions	24,243	1	502	-	-	-	503

Stock compensation	-	-	3,062	-	-	-	3,062

Net income	-	-	-	-	-	9,719	9,719
Balance at June 30, 2023	12,711,558	318	101,225	134,001	(3,195)	32,608	130,956

Share repurchases	-	-	-	50,671	(1,244)	-	(1,244)

Vesting of restricted shares	142,814	4	(4)	-	-	-	-

Issuances of shares under employee stock purchase plan	5,716	-	116	-	-	-	116

Issuances of shares in connection with acquisitions	8,621	-	229	-	-	-	229

Amount of dividends paid ($0.28 per share)	-	-	-	-	-	(4,071)	(4,071)

Stock compensation	-	-	4,974	-	-	-	4,974

Net income	-	-	-	-	-	5,646	5,646
Balance at June 30, 2024	12,868,709	$322	$106,540	184,672	$(4,439)	$34,183	$136,606

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

Years ended June 30,	2024	2023

Operating activities:
Net income	$5,646	$9,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,983	6,024
Amortization of debt discount	34	29
Provision for bad debt expense	688	710
Non-cash lease expense	14	93
Stock compensation	4,974	3,062
Inventory reserve	54	(178)
Provision for deferred income taxes	475	357
Other	25	(103)
(Increase) decrease in operating assets:
Accounts receivable	7,028	(5,664)
Inventories	11,901	(8,302)
Vendor deposits	634	(527)
Contract assets	(41)	338
Other assets	2,476	(4,296)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(8,234)	(4,164)
Accrued employee expenses	646	2,114
Customer deposits	1,017	1,567
Contract liabilities	(668)	161

Net cash provided by operating activities	32,652	940

Investing activities:
Capital expenditures	(4,867)	(3,708)
Cash paid for acquisitions, net of cash acquired	(1,949)	(2,278)

Net cash used by investing activities	(6,816)	(5,986)
Financing activities:
Dividends paid	(4,071)	-
Proceeds from borrowings	62,500	77,000
Debt repayments	(84,500)	(70,000)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(1,244)	(125)
Issuances of common stock under employee stock purchase plan	116	118

Net cash (used) provided by financing activities	(27,199)	6,993
Net (decrease) increase in cash	(1,363)	1,947
Cash at beginning of year	5,921	3,974

Cash at end of year	$4,558	$5,921
Supplemental information:
Cash paid for interest	$2,783	$2,469
Cash paid for income taxes	$4,575	$3,099
Supplemental disclosure of non-cash financing activities
Common stock issued for acquisitions	$229	$503

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.       General

Nature of Business

EVI Industries, Inc., indirectly through its subsidiaries (EVI Industries, Inc. and its subsidiaries, collectively, the “Company”), is a value-added distributor, and provides advisory and technical services to customers located primarily in the United States, Canada, the Caribbean, and Latin America. Through its sales organization, the Company provides its customers with planning, designing, and consulting services related to their commercial laundry operations. The Company sells and/or leases its customers commercial laundry equipment, specializing in washing, drying, finishing, material handling, water heating, power generation, and water reuse applications. In support of the suite of products it offers, the Company sells related parts and accessories. Additionally, through the Company’s network of commercial laundry technicians, the Company provides its customers with installation, maintenance, and repair services.

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

The businesses acquired by the Company generally distribute commercial, industrial, and vended laundry products and provide installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. Acquisitions are generally effected by the Company through a separate wholly-owned subsidiary formed by the Company for the purpose of effecting the transaction, whether by an asset purchase or merger, and operating the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumes certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements.

See Note 3 for information about the acquisitions consummated by the Company during the fiscal year ended June 30, 2024 (“fiscal 2024”) and the fiscal year ended June 30, 2023 (“fiscal 2023”), as well as the acquisition consummated by the Company subsequent to the fiscal 2024 year-end.

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

Revenue from products transferred to customers at a point in time include commercial and vended laundry parts and equipment sales and accounted for approximately 83% and 85% of the Company’s revenue for fiscal 2024 and fiscal 2023, respectively. Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the Company’s customer are satisfied, which generally occurs with the transfer of control upon shipment.

The Company’s products are typically sold with a manufacturer’s warranty. Accordingly, warranty expense and product returns have not been significant.

Revenues that are recognized over time include (i) longer-termed contracts that include equipment purchased with installation and construction services, (ii) maintenance contracts, and (iii) service contracts. Revenue from products and services that are recognized over time accounted for approximately 17% and 15% of the Company’s revenue for fiscal 2024 and fiscal 2023, respectively.

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

Costs, estimated earnings and billings on longer-term contracts when the cost-to-cost method of revenue recognition is utilized as of June 30, 2024 and 2023 consisted of the following (in thousands):

June 30,	2024	2023

Costs incurred on uncompleted contracts	$1,795	$13,378
Estimated earnings	379	2,268
Less: billings to date	(1,190)	(16,148)
Retainage	238	1,015
Ending balance	$1,222	$513

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

These amounts are included in the Company’s consolidated balance sheets under the following captions (in thousands):

June 30,	2024	2023
Contract assets	$1,222	$1,181
Contract liabilities	-	(668)
Ending balance	$1,222	$513

Contract liabilities are generally associated with contracts with durations of less than one year. Accordingly, such amounts are expected to be realized during the subsequent year. During fiscal 2024, all of the contract liabilities outstanding as of June 30, 2023 were realized.

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

Goodwill	Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net assets acquired in a business combination. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The identification and measurement of goodwill impairment involves the estimation of the fair value of the reporting unit and involves uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The Company performed its annual impairment test on April 1, 2024 using the qualitative assessment to evaluate relevant events and circumstances such as macroeconomic conditions, cost factors, financial performance, and others. Based on the assessment, the Company determined there was no impairment.

Accounts Receivable	Accounts receivable are customer obligations due under what management believes to be customary trade terms. Invoices are typically due upon receipt, however, the Company may grant extended payment terms, typically 30 days, for certain customers. The Company sells its products primarily to hospitals, nursing homes, government institutions, laundry plants, hotels, motels, vended laundry facilities and distributors and dry cleaning stores and chains. The Company performs continuing credit evaluations of its customers’ financial condition and depending on the terms of credit, the amount of the credit granted and management’s history with a customer,

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable. Management reviews accounts receivable on a regular basis to determine whether it is probable that any amounts are impaired. The Company includes any balances that are deemed probable to be impaired in its overall allowance for doubtful accounts. The provision for doubtful accounts is recorded in selling, general and administrative expenses in the consolidated statements of operations. If customary attempts to collect a receivable are not successful, the receivable is then written off against the allowance for doubtful accounts. The Company’s allowance for doubtful accounts was $2.1 million at both June 30, 2024 and June 30, 2023. Actual write-offs may vary from the recorded allowance.

Cash

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

The Company established reserves of approximately $1.1 million and $994,000 as of June 30, 2024 and 2023, respectively, against slow moving inventory.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the post-implementation/operation stages of the project are expensed as incurred. Capitalized computer software, included as a component of equipment and improvements, net and other assets, in the accompanying consolidated balance sheets, net of accumulated amortization, was $848,000 and $576,000 at June 30, 2024 and 2023, respectively. Computer software amortization expense was $189,000 and $112,000 in fiscal 2024 and fiscal 2023, respectively. Amortization of capitalized software is included in selling, general and administrative expenses in the consolidated statements of operations.

Customer-Related Intangibles, Tradenames and Other Intangible Assets	Finite-lived intangibles are amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. Customer-related intangibles, non-compete, and other finite-lived intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over the estimated future periods to be benefited (5-10 years). The estimates of fair value of the Company’s indefinite-lived intangibles and long-lived assets are based on information available as of the date of the assessment and takes into account management’s assumptions about expected future cash flows and other valuation techniques. Amortization of finite-lived intangibles is included in selling, general and administrative expenses in the consolidated statements of operations. The Company also evaluates indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company performed its annual impairment test on April 1, 2024 using the qualitative assessment to evaluate relevant events and circumstances such as macroeconomic conditions, cost factors, financial performance, and others. Based on the assessment, the Company determined there was no impairment.

Asset Impairments	The Company periodically reviews the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell. The Company has concluded that there was no impairment of long-lived assets in fiscal 2024 or fiscal 2023.

Estimates	The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates on an ongoing basis. Estimates which may be particularly significant to the Company’s consolidated financial statements include those relating to the determination of impairment of assets (including goodwill and intangible assets), the useful life of property and equipment, the recoverability of deferred income tax assets, allowances for expected credit losses, intangible assets, estimates to complete on contracts where revenue is recognized over time, the carrying value of inventories and long-lived assets, and the timing of revenue recognition. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recognition of revenues and expenses and the carrying value of assets and liabilities that are not readily apparent from other sources. Assumptions

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

and estimates may, however, prove to have been incorrect, and actual results may differ from these estimates.

Earnings Per Share

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. During fiscal 2024 and fiscal 2023, the Company granted restricted stock awards of 175,801 and 222,672 shares, respectively, and 85,672 and 128,985 restricted stock units, respectively, under the EVI Industries, Inc. 2015 Equity Incentive Plan, as amended (see Note 17). Shares of restricted stock are deemed to constitute a second class of stock for accounting purposes. Basic and diluted earnings per share for fiscal 2024 and fiscal 2023 are computed as follows (in thousands, except per share data):

	For the years ended June 30,
	2024	2023

Net income	$5,646	$9,719
Less: distributed and undistributed income allocated to non-vested restricted common stock	717	1,193
Net income allocated to EVI Industries, Inc. shareholders	$4,929	$8,526
Weighted average shares outstanding used in basic earnings per share	12,650	12,553

Dilutive common share equivalents	568	251
Weighted average shares outstanding used in diluted earnings per share	13,218	12,804
Basic earnings per share	$0.39	$0.68
Diluted earnings per share	$0.37	$0.67

At June 30, 2024, other than 1,475,740 unvested shares subject to restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding. The remaining 354,610 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive. At June 30, 2023, other than 1,028,963 shares subject to restricted stock

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

awards or restricted stock units, there were no potentially dilutive securities outstanding. The remaining 732,119 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive.

Supplier Concentration	The Company purchases laundry, dry cleaning equipment, boilers and other products from a number of manufacturers and suppliers. Purchases from four manufacturers accounted for a total of approximately 73% of the Company’s purchases for fiscal 2024 and 70% of the Company’s purchases for fiscal 2023.

Advertising Costs	The Company expenses the cost of advertising as of the first date an advertisement is run. The Company incurred approximately $852,000 and $778,000 of advertising costs in fiscal 2024 and fiscal 2023, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations.

Shipping and Handling	Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in selling, general and administrative expenses.

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

The Company has no assets or liabilities that are adjusted to fair value on a recurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis, other than assets and liabilities from acquisitions, during fiscal 2024 or fiscal 2023.

The Company’s cash, accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximated estimated fair value, using Level 1 inputs. Cash is maintained with various high-quality financial institutions and have original maturities of three months or less. Accounts receivable and accounts payable approximate their fair value due to the short term nature of such accounts. The fair value of the Company’s indebtedness was estimated using Level 2 inputs based on quoted prices for those or similar debt instruments using applicable interest rates as of June 30, 2024 and approximated the carrying value of such debt because it accrues interest at variable rates that are repriced frequently. This approximates fair value based on the variable interest rate.

Customer Deposits	Customer deposits represent advances paid by or amounts billed to customers when placing orders for equipment with the Company, in advance of delivery.

Net Investment in Sales Type Leases	The Company derives a portion of its revenue from leasing arrangements. Such arrangements provide for monthly payments covering the equipment sales, maintenance, and interest. These arrangements meet the criteria to be accounted for as sales type leases. Accordingly, the equipment sale is recognized upon delivery of the system and acceptance by the customer. Upon the recognition of revenue, an asset is established for the investment in sales type leases. Maintenance revenue and interest are recognized monthly over the lease term.

Income Taxes	The Company recognizes income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

enactment date. If it is determined that it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recognized.

Judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowances that might be required against the deferred tax assets. Management evaluates the Company’s ability to realize its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it believes that it is more likely than not that the asset will not be realized. There were no valuation allowance adjustments during fiscal 2024 or fiscal 2023.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately reflect actual outcomes. The Company does not believe that there are any material unrecognized tax benefits as of June 30, 2024 or 2023 related to tax positions taken on its income tax returns. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statements of operations.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

agreements do not contain residual value guarantees. The Company has elected to not separate non-lease components from the associated lease component for all underlying classes of assets with lease and non-lease components.

Recently Issued Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other specified instruments, entities are required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The guidance was required to be applied using a cumulative-effect transition method. The Company adopted this ASU effective July 1, 2023, the first day of its fiscal year ended June 30, 2024. As a result, the consolidated financial statements for fiscal 2024 are presented under the new standard, while the comparative prior year periods are not adjusted and continue to be reported in accordance with the historical accounting policy. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Trade receivables as of June 30, 2024 were $40.9 million, net of an allowance for expected credit losses of $2.1 million.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to enhance segment reporting disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, as well as disclosure of the total amount and description of other segment items by reportable segment. This ASU also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosures about a reportable segment’s profit or loss and assets that are currently required on an annual basis under Segment Reporting (Topic 280) will also be required for interim periods under ASU 2023-07. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with retrospective application. Early adoption is permitted. The Company is currently evaluating the effect of this ASU on its segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater standardization and disaggregation of categories within an entity’s tax rate reconciliation disclosure, as well as disclosure of income taxes paid by jurisdiction, among other requirements. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 is effective on a prospective basis, with retrospective application permitted. The Company is currently evaluating the effects of this ASU on its income tax disclosures.

Management does not believe that accounting standards and updates which have been issued but are not yet effective will have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

3. Acquisitions

Fiscal 2024 Acquisitions

On September 1, 2023, the Company completed the acquisition of ALVF, Inc. (dba ALCO Washer Center) (“ALCO”), a Pennsylvania based distributor of commercial laundry products and a provider of related technical, installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

industry. The consideration paid by the Company in connection with the acquisition consisted of $987,000 in cash and 8,621 shares of the Company’s common stock, with an acquisition date fair value of approximately $229,000. Fees and expenses related to the acquisition, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2024. The acquisition was treated for accounting purposes as a purchase of ALCO using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The Company allocated $793,000 to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce, as well as the expected benefits from the increased scale of the Company as a result of the acquisition. The financial position, including assets and liabilities, of ALCO is included in the Company’s consolidated balance sheet as of June 30, 2024 and the results of operations of ALCO since the September 1, 2023 closing date are included in the Company’s consolidated financial statements for fiscal 2024.

On June 1, 2024, the Company completed the acquisition of Signature Services Corporation (d/b/a Ed Brown Distributors) (“EBD”), a Texas based distributor of commercial laundry products and a provider of related technical, installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $963,000 in cash. Fees and expenses related to the acquisition, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2024. The acquisition was treated for accounting purposes as a purchase of EBD using the acquisition method of accounting in accordance with ASC 805, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The Company allocated $946,000 to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce, as well as the expected benefits from the increased scale of the Company as a result of the acquisition. The financial position, including assets and liabilities, of EBD is included in the Company’s consolidated balance sheet as of June 30, 2024 and the results of operations of EBD since the June 1, 2024 closing date are included in the Company’s consolidated financial statements for fiscal 2024.

Fiscal 2023 Acquisitions

On September 1, 2022, the Company completed the acquisitions of Aldrich Clean-Tech Equipment Corp. (“ACT”), a Massachusetts-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry, and K&B Laundry Service, LLC (“K&B”), a North Carolina-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The total consideration for these

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

two acquisitions consisted of approximately $1.2 million in cash, net of cash acquired, which the Company funded through borrowings under its credit facility. Fees and expenses related to these acquisitions, consisting primarily of legal and other professional fees, totaled approximately $102,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statements of operations for fiscal 2023. Each acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to intangible assets and goodwill. The Company allocated a total of $793,000 to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforces, as well as the expected benefits from the increased scale of the Company as a result of these acquisitions. The financial position, including assets and liabilities, of ACT and K&B is included in the Company’s consolidated balance sheets as of June 30, 2023 and 2024, and the results of operations of the businesses since the September 1, 2022 closing date are included in the Company’s consolidated financial statements for fiscal 2023 and fiscal 2024.

On November 1, 2022, the Company acquired substantially all of the assets of Wholesale Commercial Laundry Equipment Company SE, LLC (“WCL”), an Alabama-based distributor of commercial, industrial, and vended laundry products and provider of installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $650,000 in cash and 24,243 shares of the Company’s common stock, with an acquisition date fair value of approximately $503,000. Fees and expenses related to the acquisition, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2023. The acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition method of accounting in accordance with ASC 805, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The Company allocated $1,062,000 to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce, as well as the expected benefits from the increased scale of the Company as a result of the acquisition. The financial position, including assets and liabilities, of WCL is included in the Company’s consolidated balance sheets as of June 30, 2023 and 2024, and the results of operations of WCL since the November 1, 2022 closing date are included in the Company’s consolidated financial statements for fiscal 2023 and fiscal 2024.

On June 5, 2023, the Company acquired substantially all of the assets of Gluno, Inc. (d/b/a Express Parts and Services) (“EXP”), a Maryland-based distributor of commercial laundry products and a provider of related technical installation and maintenance services. The consideration paid by the Company in connection with the acquisition consisted of $550,000 in cash. Fees and expenses related to the acquisition, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2023. The acquisition was treated for accounting purposes as a purchase of the acquired business using the acquisition

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

method of accounting in accordance with ASC 805, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The Company allocated $391,000 to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce, as well as the expected benefits from the increased scale of the Company as a result of the acquisition. The financial position, including assets and liabilities, of EXP is included in the Company’s consolidated balance sheets as of June 30, 2023 and 2024, and the results of operations of EXP since the June 5, 2023 closing date are included in the Company’s consolidated financial statements for fiscal 2023 and fiscal 2024.

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the acquisitions completed by the Company during fiscal 2024 and 2023 as described above, as if the Company had completed each such transaction on July 1, 2022, using the estimated fair values of the assets acquired and liabilities assumed. These unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been if the transactions had occurred on the date assumed, nor are they indicative of future results of operations.

	For the year ended June 30,
(in thousands)	2024 (Unaudited)	2023 (Unaudited)
Revenues	$356,260	$362,287
Net income	5,816	10,533

The Company’s consolidated results of operations for fiscal 2024 include total revenue of approximately $9.7 million and total net income of approximately $599,000 attributable to businesses acquired during fiscal 2024 and fiscal 2023, based on the consolidated effective tax rate. The Company’s consolidated results of operations for fiscal 2023 include total revenue of approximately $6.3 million and total net income of approximately $435,000 attributable to businesses acquired during fiscal 2023, based on the consolidated effective tax rate. These results of acquired businesses do not include the effects of acquisition costs or interest expense associated with consideration paid for the acquisitions.

Subsequent Acquisition

On July 1, 2024, the Company acquired Florida-based Laundry Pro of Florida, Inc. for total consideration of $5.9 million in cash. The Company is in the process of determining the respective fair values of the assets acquired and liabilities assumed. The amounts for these items are subject to change as additional information to assist in determining their respective fair values as of the closing date is obtained during the post-closing measurement period of up to one year.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4. Accounts Receivable	Accounts receivable as of June 30, 2024 and 2023 consisted of the following (in thousands):

June 30,	2024	2023

Accounts receivable - trade	$43,009	$50,455
Allowance for expected credit losses	(2,077)	(2,064)
	$40,932	$48,391

5. Other Current Assets	Other current assets as of June 30, 2024 and 2023 were comprised of the following (in thousands):

June 30,	2024	2023

Other receivables	$799	$775
Prepaid insurance	337	822
Net investments in sales type leases - current	1,679	1,580
Other current assets	2,856	5,370
	$5,671	$8,547

6. Leases	Company as Lessee

As of June 30, 2024, the Company had 32 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2024 and 2030. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table sets forth the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of June 30, 2024. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Maturity of Operating Lease Liabilities (in thousands)
2025	$3,395
2026	2,761
2027	1,470
2028	812
2029	519
Thereafter	633
Total lease payments	$9,590
Less: amounts representing interest	631
Present value of lease liabilities	$8,959
Less: current portion	3,110
Long-term portion	$5,849

The table below presents additional information related to the Company’s operating leases (in thousands):

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Operating lease cost	Fiscal year ended June 30, 2024	Fiscal year ended June 30, 2023
Operating lease cost (1)	$3,995	$3,526
Variable lease cost (2)	4,810	3,391
Total lease cost	$8,805	$6,917

(1)	Expenses are classified within selling, general and administrative expenses in the Company’s consolidated statements of operations for the fiscal years ended June 30, 2024 and 2023.

(2)	Certain of the Company’s subsidiaries lease space at locations where (i) they install laundry equipment and customers pay for the use of equipment and (ii) the leased space is paid for as part of a revenue sharing arrangement. These expenses are classified within cost of sales in the Company’s consolidated statements of operations for the fiscal years ended June 30, 2024 and 2023.

The table below presents lease-related terms and discount rates as of June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Weighted average remaining lease terms
Operating leases	3.6 years	4.0 years
Weighted average discount rate
Operating leases	3.48%	3.45%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the fiscal years ended June 30, 2024 and 2023 (in thousands):

	Fiscal year ended June 30, 2024	Fiscal year ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:	$3,995	$3,526
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$2,955	$4,403

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

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal years ending June 30,	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases

2025	$4,943	$3,288	$1,655
2026	4,010	2,564	1,446
2027	3,164	1,842	1,322
2028	2,146	1,114	1,032
2029	1,182	561	621
Thereafter	1,338	597	741
			$6,817	*

* Excludes non-guaranteed residual values of $2.9 million.

The total net investments in sales type leases, including stated residual values, as of June 30, 2024 and June 30, 2023 was $9.7 million and $9.0 million, respectively. The current portion of $1.7 million and $1.6 million is included in other current assets in the consolidated balance sheets as of June 30, 2024 and June 30, 2023, respectively, and the long term portion of $8.0 million and $7.4 million is included in other assets in the consolidated balance sheets as of June 30, 2024 and June 30, 2023, respectively.

7. Equipment and Improvements	Major classes of equipment and improvements as of June 30, 2024 and 2023 consisted of the following (in thousands):

June 30,	2024	2023

Furniture and equipment	$18,512	$15,247
Leasehold improvements	3,399	2,962
Vehicles	7,427	6,886
	29,338	25,095
Accumulated depreciation and amortization	(15,388)	(12,142)
	$13,950	$12,953

Depreciation and amortization of equipment and improvements totaled approximately $3.9 million in both fiscal 2024 and 2023 and is recorded in selling, general and administrative expenses.

8. Goodwill and Intangible Assets	The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2022	$71,039
Goodwill from fiscal 2023 acquisitions (as described in Note 3)	2,246
Working capital adjustments (1)	103
Balance at June 30, 2023	$73,388
Goodwill from fiscal 2024 acquisitions (as described in Note 3)	1,739
Working capital adjustments (2)	(25)
Balance at June 30, 2024	$75,102

(1)	Relates to working capital adjustments from business acquisitions consummated by the Company during fiscal 2023.
(2)	Relates to working capital adjustments from business acquisitions consummated by the Company during fiscal 2024.

Customer-related intangibles, tradenames and other intangible assets as of June 30, 2024 and 2023 consisted of the following (dollars in thousands):

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30,	Estimated Useful Lives (in years)	2024	2023

Customer-related intangibles	8-10	$20,887	$20,887
Tradenames	Indefinite	13,005	13,005
Covenants not to compete	5	566	566
License agreements	10	529	529
Trademarks and patents	10-15	176	176
		35,163	35,163
Accumulated amortization		(13,141)	(11,035)
		$22,022	$24,128

Amortization expense was approximately $2.1 million in both fiscal 2024 and fiscal 2023, and is included in selling, general and administrative expenses in the consolidated statements of operations. As of June 30, 2024, the weighted average remaining estimated useful lives for customer-related intangibles, covenants not to compete, license agreements, and trademarks and patents were 4.3 years, 0 years, 0 years and 0 years, respectively.

Based on the carrying amount of intangible assets as of June 30, 2024, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in the five-year period ending June 30, 2029 and thereafter is as follows (in thousands):

Fiscal years ending June 30,

2025	$2,102
2026	2,101
2027	1,778
2028	1,256
2029	716
Thereafter	1,064
Total	$9,017

9. Accounts Payable and Accrued Expenses	Accounts payable and accrued expenses as of June 30, 2024 and 2023 were comprised of the following (in thousands):

June 30,	2024	2023

Accounts payable	$23,101	$26,690
Accrued expenses	6,025	10,080
Sales tax accruals	1,778	1,960
	$30,904	$38,730

10. Income Taxes	The following are the components of income taxes provision (benefit) (in thousands):

Fiscal years ended June 30,	2024	2023

Current
Federal	$2,195	$3,137
State	568	786
	2,763	3,923

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal years ended June 30,	2024	2023

Deferred
Federal	516	220
State	(41)	137
	475	357
	$3,238	$4,280
The reconciliation of income tax expense computed at the federal statutory tax rate of 21% for the fiscal years ended June 30, 2024 and 2023 to the provision for income taxes is as follows (in thousands):

Fiscal years ended June 30,	2024	2023

Tax at the statutory rate	$1,866	$2,940
State income taxes, net of federal benefit	422	747
Nondeductible compensation	885	558
Other	65	35
	$3,238	$4,280

Effective tax rate	36.4%	30.6%
Deferred income taxes reflect the net tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and the basis used for income tax purposes. Significant components of the Company’s current and noncurrent deferred tax assets and liabilities as of June 30, 2024 and 2023 were as follows (in thousands):

As of June 30,	2024	2023

Deferred tax assets:
Allowance for doubtful accounts	$281	$418
Inventory capitalization	966	1,074
Stock compensation	1,039	1,013
Accrued liabilities	1,581	1,073
Other	163	116
	4,030	3,694

Deferred tax liabilities:
Goodwill	(5,755)	(4,946)
Depreciation	(2,228)	(2,104)
Intangible assets	(1,348)	(1,472)
Other	(197)	(195)
	(9,528)	(8,717)
Net deferred income tax (liabilities) assets	$(5,498)	$(5,023)
As of June 30, 2024, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2019.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11. Debt	The Company’s long-term debt as of June 30, 2024 and 2023 was as follows (in thousands):

	June 30, 2024	June 30, 2023
Revolving Line of Credit	$13,000	$35,000
Less: unamortized discount and deferred financing costs	(97)	(131)
Total long-term debt	$12,903	$34,869

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

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At June 30, 2024, the Company was in compliance with its covenants under the Credit Agreement and $66.0 million was available to borrow under the revolving credit facility.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12. Related Party Transactions

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals (or former principals) of the Company or its subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term is $19,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $252,000 and $228,000 during fiscal 2024 and fiscal 2023, respectively.

On October 31, 2017, the Company’s wholly-owned subsidiary, Tri-State Technical Services, entered into lease agreements pursuant to which it leases a total of 81,000 square feet of warehouse and office space from an affiliate of Matt Stephenson, former President of Tri-State. Monthly base rental payments totaled $21,000 during the initial terms of the leases. Each lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the leases for the first three-year renewal term, which commenced in October 2022. Base rent for the first renewal term is $25,000. In addition to base rent, Tri-State is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. From May 1, 2023 through May 31, 2024, Tri-State Technical Services also leased an additional 50,000 square feet of space from Mr. Stephenson for a base rental payment of $15,000 per month. Payments under these leases totaled approximately $493,000 and $306,000 during fiscal 2024 and fiscal 2023, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term. Base rent for the first renewal term is $40,000 per month. Payments under this lease totaled approximately $464,000 and $432,000 during fiscal 2024 and fiscal 2023, respectively.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments were $11,000

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term. Base rent for the first year of the renewal term is $12,500 per month. Payments under this lease totaled approximately $150,000 and $146,000 during fiscal 2024 and fiscal 2023, respectively.

13. Concentrations of Credit Risk	The Company believes that concentrations of credit risk with respect to trade receivables are limited due to the Company’s large customer base. Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold. No single customer or contract accounted for more than 10% of the Company’s revenues for fiscal 2024 or fiscal 2023. As of June 30, 2024, there were no accounts receivable due from any customer which accounted for greater than 10% of the Company’s accounts receivable.

14. Commitments and Contingencies

In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. As of June 30, 2024, outstanding performance and payment bonds totaled $1.2 million. No such performance or payment bonds were outstanding at June 30, 2023.

The Company may from time to time become subject to litigation and other legal and regulatory proceedings. Litigation and other proceedings may require the Company to incur significant expenses, including those relating to legal and other professional fees, as well as damages or other payments. Litigation and other proceedings are inherently uncertain, and adverse outcomes in litigation or other proceedings could adversely affect the Company’s financial condition, cash flows, and operating results.

15. Retirement Plan	The Company has participatory deferred compensation plans under which it matches 50% of employee contributions up to 6% of an eligible employee’s yearly compensation on a discretionary basis. Beginning on July 1, 2023, employees are eligible to participate in the plans after six months of service. Prior to July 1, 2023, employees were eligible to participate in the plans after one year of service. The Company contributed approximately $821,000 and $643,000 to the plans during fiscal 2024 and fiscal 2023, respectively. The plans are qualified plans under Section 401(k) of the Internal Revenue Code.

16. Shareholders’ Equity

The declaration and payment of cash dividends with respect to the Company’s common stock is determined by the Company’s Board of Directors based on the Company’s financial condition and liquidity needs and other factors deemed relevant by the Company’s Board of Directors. In addition, the Company’s Credit Agreement contains certain covenants which may, among other things, restrict the Company’s ability to pay dividends, and any future facilities may contain similar or more stringent requirements.

On October 4, 2023, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.28 per share (totaling approximately $4.1 million in the aggregate), which was paid on October 26, 2023 to stockholders of record at the close of business on October 16, 2023. No dividends were declared or paid during fiscal year 2023.

On September 11, 2024, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.31 per share to be paid on October 7, 2024 to stockholders of record at the close of business on September 26, 2024.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

17. Equity Plan

Equity Incentive Plan

During 2015, the Company’s board of directors and stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”). During December 2020, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of the Company’s common stock authorized for issuance pursuant to awards granted under the Plan from 1,500,000 shares to 3,000,000 shares. The fair value of awards granted under the Plan is expensed on straight-line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. Non-cash share-based compensation expense under the Plan totaled $5.0 million and $3.1 million for fiscal 2024 and fiscal 2023, respectively. Included within the non-cash share-based compensation expense for fiscal 2024 is an additional expense of $1.2 million related to the acceleration of vesting of 120,851 restricted stock awards and 30,000 restricted stock units, in each case, pursuant to the terms of the applicable award agreement.

During fiscal 2024, restricted stock awards of a total of 175,801 shares and 85,672 restricted stock units were granted under the Plan. A portion of the restricted stock awards granted during fiscal 2024 is scheduled to vest ratably over four years and the remainder is scheduled to vest in 10 years from the date of grant. The total grant date fair value, determined by using the closing stock price on the date of grant, of such restricted stock awards was $4.8 million. A portion of the restricted stock units granted during fiscal 2024 is scheduled to vest ratably over four years and the remainder is scheduled to vest in 4 to 22 years from the date of grant. The total grant date fair value of such restricted stock units was $2.2 million.

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

During fiscal 2024, 107,859 shares of restricted stock awards and 34,955 restricted stock units vested and 50,671 shares of common stock with an aggregate fair market value of $1.2 million were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock.

During fiscal 2023, 20,973 shares of restricted stock awards and 10,784 restricted stock units vested and 6,200 shares of common stock with an aggregate fair market value of $125,000 were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock.

As of June 30, 2024, the Company had $21.2 million and $10.3 million of total unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units, respectively, which is expected to be recognized over the weighted-average period of 13.1 years and 9.7 years, respectively.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following is a summary of non-vested restricted stock activity as of, and for the fiscal year ended, June 30, 2024:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted stock outstanding at June 30, 2023	1,227,882	$20.56	533,200	$24.20
Granted	175,801	27.02	85,672	26.25
Vested	(107,859)	25.04	(34,955)	27.39
Forfeited	-	-	(35,393)	26.05
Non-vested restricted stock outstanding at June 30, 2024	1,295,824	21.06	548,524	24.20

Employee Stock Purchase Plan

During 2017, the Company’s stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “ESPP”). Subject to the terms and conditions thereof, the ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The ESPP provides for six-month offering periods ending on December 31 and June 30 of each year. During fiscal 2024, 5,716 shares of common stock were purchased under the ESPP for which the Company received net proceeds of $116,000. During fiscal 2023, 5,432 shares of common stock were purchased under the ESPP for which the Company received net proceeds of $118,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. This evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in the 2013 Internal Control – Integrated Framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on its evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2024.

BDO USA, P.C. (“BDO”), the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2024 and its report thereon is included herein.

Remediation of Previously Reported Material Weakness

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, in connection with its evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023, management identified a material weakness in the Company’s internal control over financial reporting related to the review and approval of manual journal entries made to the general ledger at certain of the Company’s subsidiaries. The material weakness has been remediated by modifying the journal entry process and system role configuration to establish a formal hierarchy of review of journal entries in order to enforce proper segregation of duties. Management evaluated the design and operating effectiveness of the process level controls associated with the remedial actions above. As a result of the remedial actions taken by management throughout the year, management determined that the material weakness was remediated as of June 30, 2024.

Changes in Internal Control over Financial Reporting

Except as described under “Remediation of Previously Reported Material Weakness” above, during the quarter ended June 30, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

EVI Industries, Inc.

Miami, Florida

Opinion on Internal Control over Financial Reporting

We have audited EVI Industries, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended and the related notes and our report dated September 12, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Miami, FL

September 12, 2024

Item 9B. Other Information.

During the quarter ended June 30, 2024, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 trading plan or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2024 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2024 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information, as of June 30, 2024, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$-	771,603 (1)
Equity compensation plans not approved by security holders	0	$-	0
Total	0	$-	771,603 (1)

(1)	Includes 697,189 shares of the Company’s common stock available for issuance under the Company’s 2015 Equity Incentive Plan, as amended, and 74,414 shares of the Company’s common stock available for issuance under the Company’s 2017 Employee Stock Purchase Plan.

Other Information

The remaining information required by Item 12 of Form 10-K will be provided by incorporating such information by reference to the Company’s Definitive Proxy Statement with respect to the Company’s

2024 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2024 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2024 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1) Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2024 and 2023

Consolidated Statements of Operations for the years ended June 30, 2024 and 2023

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended June 30, 2024 and 2023

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

(3) Exhibits. The following exhibits are either filed as a part of or furnished with this Report, or are incorporated into this Report by reference to documents previously filed by the Company with the SEC, as indicated below:

Exhibit No.	Description

3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986 (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986 (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(6)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998 (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999 (Incorporated by reference to Exhibit 3.1(g) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009 (Incorporated by reference to Exhibit 3.1(h) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(9)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 30, 2016 (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2016)

3(a)(10)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 21, 2018 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2018)

3(b)	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on September 14, 2020)

4(a)	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 20, 2016)

4(b)	Description of the Company’s Securities (Incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on September 13, 2019)

10(a)(1)	Credit Agreement, dated as of November 2, 2018, by and among the Company, as Borrower, certain subsidiaries of the Company party thereto, as Guarantors, Bank of America, N.A, as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bank National Association, as Joint Lead Arrangers, Merrill Lynch Pierce, Fenner & Smith Incorporated, as Sole Bookrunner, and other lender parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018)

10(a)(2)	First Amendment to Credit Agreement dated as of May 6, 2022 by and among the Company, certain subsidiaries of the Company party thereto, as Guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 10, 2022)

10(a)(3)	Annex A to First Amendment to Credit Agreement dated as of May 6, 2022 by and among the Company, certain subsidiaries of the Company party thereto, as Guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 10, 2022)

10(b)(1)*	EVI Industries, Inc. 2015 Equity Incentive Plan, as amended (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on November 25, 2020)

10(b)(2)*	Form of Notice of Grant and Restricted Stock Agreement (Incorporated by reference to Exhibit 10(e)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017)

10(b)(3)*	Form of Notice of Grant and Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2015)

10(c)*	EVI Industries, Inc. 2017 Employee Stock Purchase Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 30, 2017)

19	Insider Trading Policy

21	Subsidiaries of the Company

23	Consent of BDO USA, P.C.

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)+	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b) +	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy for the Recovery of Erroneously Awarded Compensation

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, formatted in Inline XBRL (included within Exhibit 101 attachments)

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

Dated: September 12, 2024
	By:	/s/ Henry M. Nahmad
Henry M. Nahmad
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Henry M. Nahmad	Chairman, Chief Executive Officer	September 12, 2024
Henry M. Nahmad	(Principal Executive Officer) and President

/s/ Robert H. Lazar	Chief Financial Officer	September 12, 2024
Robert H. Lazar	(Principal Financial and Accounting Officer)

/s/ Dennis Mack	Director	September 12, 2024
Dennis Mack

/s/ David Blyer	Director	September 12, 2024
David Blyer

/s/ Timothy P. LaMacchia	Director	September 12, 2024
Timothy P. LaMacchia

/s/ Hal M. Lucas	Director	September 12, 2024
Hal M. Lucas

/s/ Glen Kruger	Director	September 12, 2024
Glen Kruger