Form 10-K/A
period 2024-06-30
EVI INDUSTRIES, INC.
filed 2024-09-13
CIK 65312

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of EVI Industries, Inc. (the “Company”) for the fiscal year ended June 30, 2024 (the “Form 10-K”) is being filed solely to correct a typographical error in the date of the Report of Independent Registered Public Accounting Firm relating to the consolidated financial statements of the Company appearing in the Form 10-K. Other than this typographical correction, there have been no changes to the financial or other information contained in the Form 10-K as originally filed on September 12, 2024.

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

September 12, 2024

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