Form 10-Q
period 2024-09-30
EVI INDUSTRIES, INC.
filed 2024-11-12
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 12,737,580 shares outstanding as of November 6, 2024.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the three months ended September 30,
	2024	2023

Revenues	$93,625	$88,074
Cost of sales	64,770	62,382
Gross profit	28,855	25,692
Selling, general and administrative expenses	23,866	23,075
Operating income	4,989	2,617
Interest expense, net	482	770
Income before income taxes	4,507	1,847
Provision for income taxes	1,276	565

Net income	$3,231	$1,282

Net earnings per share – basic	$0.22	$0.09

Net earnings per share – diluted	$0.21	$0.09

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except as otherwise noted)

ASSETS
	September 30, 2024 (Unaudited)	June 30, 2024
Current assets
Cash	$4,373	$4,558
Accounts receivable, net of allowance for expected credit losses of $2.0 million and $2.1 million, respectively	45,446	40,932
Inventories, net	50,860	47,901
Vendor deposits	2,148	1,657
Contract assets	362	1,222
Other current assets	9,152	5,671
Total current assets	112,341	101,941

Equipment and improvements, net	14,582	13,950
Operating lease assets	8,622	8,078
Intangible assets, net	22,943	22,022
Goodwill	77,597	75,102
Other assets	9,443	9,566

Total assets	$245,528	$230,659

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	September 30, 2024 (Unaudited)	June 30, 2024
Current liabilities
Accounts payable and accrued expenses	$39,946	$30,904
Accrued employee expenses	11,504	11,370
Customer deposits	22,828	24,419
Contract liabilities	223	—
Current portion of operating lease liabilities	3,330	3,110
Total current liabilities	77,831	69,803

Deferred tax liabilities, net	5,533	5,498
Long-term operating lease liabilities	6,195	5,849
Long-term debt, net	19,912	12,903

Total liabilities	109,471	94,053

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 12,903,061 shares issued at September 30, 2024 and 12,868,709 shares issued at June 30, 2024, including shares held in treasury	323	322
Additional paid-in capital	107,606	106,540
Treasury stock, 197,624 shares at September 30, 2024 and 184,672 shares at June 30, 2024, at cost	(4,693)	(4,439)
Retained earnings	32,821	34,183
Total shareholders’ equity	136,057	136,606
Total liabilities and shareholders’ equity	$245,528	$230,659

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Three months ended September 30, 2024
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2024	12,868,709	$322	$106,540	184,672	$(4,439)	$34,183	$136,606

Share repurchases	—	—	—	12,952	(254)	—	(254)

Vesting of restricted shares	34,352	1	(1)	—	—	—	—

Stock compensation	—	—	1,067	—	—	—	1,067

Dividends declared ($0.31 per share)	—	—	—	—	—	(4,593)	(4,593)

Net income	—	—	—	—	—	3,231	3,231
Balance at September 30, 2024	12,903,061	$323	$107,606	197,624	$(4,693)	$32,821	$136,057

	Three months ended September 30, 2023
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2023	12,711,558	$318	$101,225	134,001	$(3,195)	$32,608	$130,956

Share repurchases	—	—	—	12,825	(314)	—	(314)

Vesting of restricted shares	34,353	1	(1)	—	—	—	—

Issuances of shares in connection with acquisitions	8,621	—	229	—	—	—	229

Stock compensation	—	—	1,856	—	—	—	1,856

Net income	—	—	—	—	—	1,282	1,282
Balance at September 30, 2023	12,754,532	$319	$103,309	146,826	$(3,509)	$33,890	$134,009

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the three months ended
	September 30, 2024	September 30, 2023
Operating activities:
Net income	$3,231	$1,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,550	1,546
Amortization of debt discount	9	9
Provision for bad debt expense	352	124
Non-cash lease expense	22	(16)
Stock compensation	1,067	1,856
Inventory reserve	251	174
Provision (benefit) for deferred income taxes	35	(30)
Other	(105)	25
(Increase) decrease in operating assets:
Accounts receivable	(4,894)	500
Inventories	(1,538)	1,772
Vendor deposits	(491)	(170)
Contract assets	860	(898)
Other assets	(3,213)	969
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	4,461	(7,191)
Accrued employee expenses	134	734
Customer deposits	(1,747)	977
Contract liabilities	223	(123)
Net cash provided by operating activities	207	1,540
Investing activities:
Capital expenditures	(1,253)	(971)
Cash paid for acquisitions, net of cash acquired	(5,885)	(987)
Net cash used by investing activities	(7,138)	(1,958)
Financing activities:
Proceeds from long-term debt	19,000	19,000
Debt repayments	(12,000)	(20,000)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(254)	(314)
Net cash provided (used) by financing activities	6,746	(1,314)
Net decrease in cash	(185)	(1,732)
Cash at beginning of period	4,558	5,921
Cash at end of period	$4,373	$4,189

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	For the three months ended
	September 30, 2024	September 30, 2023
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$413	$767
Cash paid during the period for income taxes	$—	$3,171

Supplemental disclosures of non-cash financing activities:
Issuances of common stock for acquisitions	$—	$229
Dividends payable	$4,593	$—

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EVI Industries, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position, shareholders’ equity and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. The June 30, 2024 balance sheet information contained herein was derived from the Company’s audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Note (2) – Summary of Significant Accounting Policies: There have been no material changes to the Company’s significant accounting policies from those described in Note 2 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note (3) – Recently Issued Accounting Guidance: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to enhance segment reporting disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, as well as disclosure of the total amount and description of other segment items by reportable segment. This ASU also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosures about a reportable segment’s profit or loss and assets that are currently required on an annual basis under Segment Reporting (Topic 280) will also be required for interim periods under ASU 2023-07. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with retrospective application. Early adoption is permitted. The requirements of ASU 2023-07 will be applicable to the Company beginning with the Company’s audited consolidated financial statements for the fiscal year ending June 30, 2025 to be included in the Company’s Annual Report on Form 10-K for such fiscal year. The Company is currently evaluating the effect of this ASU on its segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater standardization and disaggregation of categories within an entity’s tax rate reconciliation disclosure, as well as disclosure of income taxes paid by jurisdiction, among other requirements. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 is effective on a prospective basis, with retrospective application permitted. The Company is currently evaluating the effect of this ASU on its income tax disclosures.

Management does not believe that accounting standards and updates which have been issued but are not yet effective will have a material impact on the Company’s condensed consolidated financial statements upon adoption, other than as described above.

Note (4) – Acquisitions:

On July 1, 2024, the Company completed the acquisition of Laundry Pro of Florida, Inc. (“LPF”), a Florida based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $5.9 million in cash. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of LPF, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the quarter ended September 30, 2024.

The acquisition was treated for accounting purposes as a purchase of LPF using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following table (in thousands):

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Allocation of purchase price consideration:
Inventories	$1,672
Other assets	145
Equipment and improvements	380
Intangible assets	1,470
Accounts payable and accrued expenses	(16)
Customer deposits	(156)
Total identifiable net assets	3,495
Goodwill	2,390
Total	$5,885

While, as of the date of this Quarterly Report on Form 10-Q, the Company has finalized its assessment of certain of the assets acquired and liabilities assumed, the Company is continuing its valuation of certain working capital items, including inventories, other assets and accounts payable and accrued expenses, which is subject to adjustment in accordance with the merger agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of those assets as of the closing date is obtained during the post-closing measurement period of up to one year.

Intangible assets consist of $550,000 allocated to the Laundry Pro of Florida trade name and $920,000 allocated to customer-related intangible assets. The Laundry Pro of Florida trade name is indefinite-lived and therefore not subject to amortization. The Laundry Pro of Florida trade name will be evaluated for impairment annually, or more frequently if an event occurs or circumstances change that indicate that it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets are being amortized over 10 years.

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition. The goodwill from the acquisition is deductible for income tax purposes.

On November 1, 2024, the Company acquired Indiana-based O’Dell Equipment & Supply, Inc. for total consideration of $4.6 million in cash.

Note (5) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the three months ended September 30, 2024 and 2023 are computed as follows (in thousands, except per share data):

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

	For the three months ended September 30,
	2024 (Unaudited)	2023 (Unaudited)

Net income	$3,231	$1,282
Less: distributed and undistributed income allocated to unvested restricted common stock	458	153
Net income allocated to EVI Industries, Inc. shareholders	$2,773	$1,129
Weighted average shares outstanding used in basic earnings per share	12,685	12,581
Dilutive common share equivalents	362	624
Weighted average shares outstanding used in diluted earnings per share	13,047	13,205
Basic earnings per share	$0.22	$0.09
Diluted earnings per share	$0.21	$0.09

At September 30, 2024 and 2023, other than 708,685 shares and 216,203 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (6) – Debt: Long-term debt as of September 30, 2024 and June 30, 2024 are as follows (in thousands):

	September 30, 2024	June 30, 2024
Revolving credit facility	$20,000	$13,000
Less: unamortized discount and deferred financing costs	(88)	(97)
Total long-term debt, net	$19,912	$12,903

The Company is party, as borrower, to a syndicated credit agreement (the “Credit Agreement”) which allows for borrowings in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million. As of September 30, 2024, borrowings (other than swingline loans) under the Credit Agreement bore interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) the Bloomberg Short-Term Bank Yield Index rate (the “BSBY rate”) plus a margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranged between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bore interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As previously disclosed, pursuant to the terms of the Credit Agreement, in connection with the discontinuation of the BSBY rate, the BSBY rate was to be replaced, when determined by the administrative agent under the Credit Agreement, with the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment ranging from a minimum of 0.11% to a maximum of 0.43%. Such replacement occurred during October 2024. The maturity date of the Credit Agreement is May 6, 2027. As of September 30, 2024, the Company had approximately $20.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 6.40%.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At September 30, 2024, the Company was in compliance with its covenants under the Credit Agreement and $64.6 million was available to borrow under the revolving credit facility.

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

Note (7) - Leases:

Company as Lessee

As of September 30, 2024, the Company had 32 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2024 and 2030. Operating lease cost consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis. Short-term lease costs were not material during the three months ended September 30, 2024 or 2023.

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of September 30, 2024. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Total Operating Lease Obligations (in thousands)
2025 (remainder of)	$2,772
2026	3,301
2027	1,963
2028	1,036
2029	374
Thereafter	778
Total minimum lease payments	10,224
Less: amounts representing interest	699
Present value of minimum lease payments	9,525

Less: current portion	3,330
Long-term portion	$6,195

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The table below presents additional information related to the Company’s operating leases (in thousands):

	Three months ended September 30,
	2024	2023
Operating lease cost
Operating lease cost (1)	$956	$1,001
Variable lease cost (2)	1,783	1,076
Total lease cost	$2,739	$2,077

(1)	Expenses are classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
(2)	Certain of the Company’s subsidiaries lease space at locations where (i) they install laundry equipment and customers pay for the use of equipment and (ii) the leased space is paid for as part of a revenue sharing arrangement. These expenses are classified within cost of sales in the Company’s consolidated statements of operations.

The table below presents lease-related terms and discount rates as of September 30, 2024:

September 30, 2024
Weighted average remaining lease terms
Operating leases	3.26 years
Weighted average discount rate
Operating leases	3.54%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the three months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	$956	$1,001
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$1,364	$20

Company as Lessor

The Company derives a portion of its revenue from equipment leasing arrangements. Such arrangements provide for monthly payments covering the equipment provided, maintenance and interest. These arrangements meet the criteria to be accounted for as sales type leases. Accordingly, revenue from the provision of the equipment is recognized upon delivery of the equipment and its acceptance by the customer. Upon the recognition of such revenue, an asset is established for the investment in sales type leases. Maintenance revenue and interest are recognized monthly over the lease term.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments Receivable	Amortization of Unearned Income	Net Investment in Sales Type Leases
2025 (remainder of)	$3,950	$2,573	$1,377
2026	4,323	2,777	1,546
2027	3,455	2,037	1,418
2028	2,395	1,270	1,125
2029	1,431	678	753
Thereafter	1,554	731	823
			$7,042	*

* Excludes residual values of $2.9 million.

The total net investments in sales type leases, including stated residual values, as of September 30, 2024 and June 30, 2024 was $9.9 million and $9.7 million, respectively. The current portion of $1.7 million is included in other current assets in the consolidated balance sheets as of September 30, 2024 and June 30, 2024, and the long term portion of $8.2 million and $8.0 million is included in other assets in the consolidated balance sheets as of September 30, 2024 and June 30, 2024, respectively.

Note (8) - Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of September 30, 2024 and June 30, 2024, the Company had net deferred tax liabilities of approximately $5.5 million. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of September 30, 2024, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s accounting for income taxes in accordance with this standard did not result in a material adjustment to the Company’s provision for income taxes during the three months ended September 30, 2024 or 2023.

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

As of September 30, 2024, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2020.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

During the three months ended September 30, 2024, there were 263,974 restricted stock awards and 24,844 restricted stock units granted under the Plan. During the three months ended September 30, 2023, there were no restricted stock awards or restricted stock units granted under the Plan. There were no restricted stock awards forfeited during either the three months ended September 30, 2024 or 2023. There were 105 and 12,533 restricted stock units forfeited during the three months ended September 30, 2024 and 2023, respectively.

For the three months ended September 30, 2024 and 2023, non-cash share-based compensation expense related to awards granted under the Plan totaled $1.1 million and $1.9 million, respectively. Included within the non-cash share-based compensation expense for the three months ended September 30, 2023 is an additional expense of $1.2 million related to the acceleration of the vesting of 120,851 restricted stock awards and 30,000 restricted stock units, in each case, pursuant to the terms of the applicable award agreement.

As of September 30, 2024, the Company had $24.8 million and $10.3 million of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted average period of 12.47 years and 9.52 years, respectively.

The following is a summary of non-vested restricted stock activity as of, and for the three months ended, September 30, 2024:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2024	1,295,824	$21.06	548,524	$24.20
Granted	263,974	16.10	24,844	16.10
Vested	(27,834)	16.30	(6,518)	16.30
Forfeited	—	—	(105)	33.19
Non-vested awards or units outstanding at September 30, 2024	1,531,964	$20.30	566,745	$23.93

Employee Stock Purchase Plan

During 2017, the Company’s stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “ESPP”). Subject to the terms and conditions thereof, the ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The ESPP provides for six-month offering periods ending on December 31 and June 30 of each year. No shares were issued under the ESPP during the three months ended September 30, 2024 or 2023.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Dividends

The declaration and payment of cash dividends on the Company’s common stock is determined by the Company’s Board of Directors based on the Company’s financial condition and results, including, but not limited to, cash flow generated by operations and profitability, the Company’s prospects and liquidity needs, and other factors deemed relevant by the Company’s Board of Directors.

The Company has not historically paid regular dividends on its common stock. However, the Company has from time to time paid special cash dividends on its common stock. The Company did not pay any dividends on its common stock during the three months ended September 30, 2024 or 2023.

On September 11, 2024, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.31 per share (an aggregate of $4.6 million), which was paid on October 7, 2024 to stockholders of record at the close of business on September 26, 2024. This amount is included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet as of September 30, 2024.

The payment of dividends, if any, in the future will be in the discretion of the Company’s Board of Directors, as described above. The payment of dividends may also be subject to restrictions contained in the Company’s debt instruments. As described elsewhere in this Report, including under “Liquidity and Capital Resources” in Item 2 of this Report, the Company’s Credit Agreement contains certain covenants which may, among other things, restrict the Company’s ability to pay dividends, and any future facilities may contain similar or more stringent requirements. The Company’s management does not believe that the covenants contained in the Company’s Credit Agreement currently materially limit the Company’s ability to pay dividends or are reasonably likely to materially limit the Company’s ability to pay dividends in the future.

Note (10) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term was $19,000 per month. The Company intends to renew the lease for the second renewal term and is evaluating the market rate to establish the base rent for the second renewal term. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $57,000 during each of the three months ended September 30, 2024 and 2023.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first renewal term is $40,000 per month. Payments under the lease totaled approximately $120,000 and $108,000 during the three months ended September 30, 2024 and 2023, respectively.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments were $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term is $12,750 per month. Payments under this lease totaled approximately $38,000 during each of the three months ended September 30, 2024 and 2023.

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. Outstanding performance and payment bonds totaled $1.2 million at September 30, 2024 and June 30, 2024.

The Company may from time to time become subject to litigation and other legal proceedings. Litigation and other legal proceedings may require the Company to incur significant expenses, including those relating to legal and other professional fees, as well as damages or other payments. Litigation and other legal proceedings are inherently uncertain, and adverse outcomes in litigation or other legal proceedings could adversely affect the Company’s financial condition, cash flows and operating results.

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2024	$75,102
Goodwill from acquisition (1)	2,390
Working capital adjustments (2)	105
Balance at September 30, 2024	$77,597

(1) Relates to the acquisition of LPF, which was consummated during the three months ended September 30, 2024, as described in Note 4, “Acquisitions.”

(2) Represents working capital adjustments related to the acquisitions of ALCO Washer Center and Ed Brown Distributors, each of which was consummated by the Company during the fiscal year ended June 30, 2024.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located, including the potential of a recession; industry conditions and trends; credit market volatility; risks related to supply chain delays and disruptions and their impact on the Company’s business and results, including the Company’s ability to deliver products and services to its customers on a timely basis; risks relating to inflation, including the current inflationary trend, and the impact of inflation on the Company’s costs and its ability to increase the price of its products and services to offset such costs, and on the market for the Company’s products and services; risks related to labor shortages and increases in the costs of labor, and the impact thereof on the Company, including its ability to deliver products, provide services or otherwise meet customers’ expectations; risks related to interest rate increases, including the impact thereof on the cost of the Company’s indebtedness and the Company’s ability to raise capital if deemed necessary or advisable; risks associated with international relations and international hostilities, and the impact thereof on economic conditions, including supply chain constraints and inflationary trends; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s ”buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic transactions, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions and other strategic transactions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions or other strategic transactions (or for other purposes), risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion efforts and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expand to the extent anticipated, or at all; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks of cybersecurity threats or incidents, including the potential misappropriation or use of assets or confidential information, corruption of data or operational disruptions; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company, and the risk that inventory management initiatives may not be successful; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from, among other circumstances, delays in installation (including due to delays in construction or the preparation of the customer’s facilities) or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization and optimization initiatives, expenses associated with the Company’s implementation of its enterprise resource planning system, and other investments, initiatives and expenses, may not result in the benefits anticipated; risks related to the soundness of financial institutions and the Company’s exposure with respect to its cash balances in depositary accounts in excess of the $250,000 in maximum Federal Deposit Insurance Corporation (“FDIC“) insurance coverage; dividends may not be paid in the future; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update, revise or supplement any forward-looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

Growth Strategy

During 2015, the Company implemented a “buy-and-build” growth strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The Company generally seeks to structure acquisitions to include both cash and stock consideration. Acquisitions are effected through a wholly-owned subsidiary which acquires the business or assets of the acquired company, whether by an asset purchase or merger, and operates the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumes certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements. As described in greater detail in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, on July 1, 2024, the Company acquired Florida-based Laundry Pro of Florida, Inc. for total consideration of $5.9 million in cash. The financial position, including assets and liabilities, of Laundry Pro of Florida, Inc. is included in the Company’s consolidated balance sheet as of September 30, 2024 and the results of operations of Laundry Pro of Florida, Inc. since the July 1, 2024 closing date are included in the Company’s consolidated financial statements for the quarter ended September 30, 2024. In addition, on November 1, 2024, the Company acquired Indiana-based O’Dell Equipment & Supply, Inc. for total consideration of $4.6 million in cash. The financial position, including assets and liabilities, and results of operations of O’Dell Equipment & Supply, Inc. following the November 1, 2024 closing date of the acquisition will be included in the Company’s consolidated financial statements commencing in the quarter ending December 31, 2024.

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

Results of Operations

Three-Month Period Ended September 30, 2024 Compared to the Three-Month Period Ended September 30, 2023

Revenues

Revenues for the three-month period ended September 30, 2024 increased $5.6 million, or 6%, compared to the same period of the prior fiscal year. The increase in revenue is primarily attributable to price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating costs, as well as the revenues generated by the businesses acquired by the Company during the fiscal year ended June 30, 2024 and the three-month period ended September 30, 2024.

Gross Profit

Gross profit for the three-month period ended September 30, 2024 increased $3.2 million, or 12%, compared to the same period of the prior fiscal year. The increase was primarily the result of the increased revenues described above and a more favorable product and customer mix. Gross margins increased from 29.2% for the three-month period ended September 30, 2023 to 30.8% for the three-month period ended September 30, 2024.

Selling, General and Administrative Expenses

Operating expenses increased $0.8 million, or 3%, for the three-month period ended September 30, 2024 compared to the same period of the prior fiscal year. The increase is primarily attributable to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in selling costs, including commissions, from increases in revenues during the period, and (c) increases in salary, professional, and technology costs, partially offset by a decrease in stock compensation. The decrease in stock compensation during the three-month period ended September 30, 2024 was primarily the result of a $1.2 million stock compensation expense incurred during the three-month period ended September 30, 2023 due to the acceleration of the vesting of certain restricted stock awards and restricted stock units in accordance with their terms during such period.

Interest Expense, Net

Interest expense for the three-month period ended September 30, 2024 was $482,000 compared to $770,000 for the same period of the prior fiscal year. The decrease in interest expense was attributable primarily to a decrease in the average outstanding borrowings and a slight decrease in the effective interest rate incurred on outstanding borrowings.

Income Taxes

The Company’s effective tax rate was 28.3% for the three-month period ended September 30, 2024 compared to 30.6% for the same period of the prior fiscal year. The decrease in the effective tax rate is attributable to a decrease in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation.

Net Income

Net income for the three months ended September 30, 2024 was $3.2 million compared to net income of $1.3 million for the same period of the prior fiscal year. The increase in net income was attributable primarily to the increase in revenue and gross profit, partially offset by an increase in operating expenses and income taxes, in each case as described in further detail above.

Consolidated Financial Condition

The Company’s total assets increased from $230.7 million at June 30, 2024 to $245.5 million at September 30, 2024. The increase in total assets was primarily attributable to a an increase in current assets, including accounts receivable, inventory and other current assets, as described under “Liquidity and Capital Resources - Working Capital” below as well as an increase in goodwill and intangibles related to the acquisition of Laundry Pro of Florida during July 2024. The Company’s total liabilities increased from $94.1 million at June 30, 2024 to $109.5 million at September 30, 2024. This increase was primarily the result of an increase in accounts payable, including dividends payable attributable to the special cash dividend on the Company’s common stock of $0.31 per share (an aggregate of $4.6 million) which was declared by the Company’s Board of Directors on September 11, 2024 and paid on October 7, 2024 to stockholders of record at the close of business on September 26, 2024, and an increase in long-term debt.

Liquidity and Capital Resources

For the three-month period ended September 30, 2024, cash decreased by approximately $0.2 million compared to a decrease of approximately $1.7 million during the three-month period ended September 30, 2023. The Company’s primary sources of cash are sales and borrowings under its credit facility. The Company’s primary uses of cash are purchases of the products sold by the Company, employee related costs, and the cash consideration paid in connection with business acquisitions.

Working Capital

Working capital increased from $32.1 million at June 30, 2024 to $34.5 million at September 30, 2024, primarily reflecting increases in accounts receivable, inventory, and other current assets, partially offset by an increase in accounts payable.

Cash Flows

The following table summarizes the Company’s cash flow activity for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
Net cash provided (used) by:
Operating activities	$207	$1,540
Investing activities	$(7,138)	$(1,958)
Financing activities	$6,746	$(1,314)

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the three months ended September 30, 2024, operating activities provided cash of $0.2 million compared to $1.5 million of cash provided by operating activities during the three months ended September 30, 2023. This $1.3 million decrease in cash provided by operating activities was primarily attributable to changes in working capital, partially offset by an increase in net income. The changes in working capital include increases in cash provided by operating activities from changes in operating assets such as vendor deposits and accounts payable, partially offset by increases to the cash used by operating activities from changes in accounts receivable, inventories, other current and noncurrent assets, and customer deposits.

Investing Activities

For the three months ended September 30, 2024, investing activities used cash of $7.1 million compared to $2.0 million of cash used by investing activities during the three months ended September 30, 2023. This $5.1 million increase was primarily attributable to an increase in cash paid in connection with business acquisitions.

Financing Activities

For the three months ended September 30, 2024, financing activities provided cash of $6.7 million compared to $1.3 million of cash used by financing activities during the three months ended September 30, 2023. This $8.0 million increase in cash provided by financing activities was primarily attributable to an increase in net borrowings to fund investing activities.

Revolving Credit Agreement

The Company is party, as borrower, to a syndicated credit agreement (the “Credit Agreement”) which allows for borrowings in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million. As of September 30, 2024, borrowings (other than swingline loans) under the Credit Agreement bore interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) the Bloomberg Short-Term Bank Yield Index rate (the “BSBY rate”) plus a margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranged between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bore interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As previously disclosed, pursuant to the terms of the Credit Agreement, in connection with the discontinuation of the BSBY rate, the BSBY rate was to be replaced, when determined by the administrative agent under the Credit Agreement, with the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment ranging from a minimum of 0.11% to a maximum of 0.43%. Such replacement occurred during October 2024. The maturity date of the Credit Agreement is May 6, 2027.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At September 30, 2024, the Company was in compliance with its covenants under the Credit Agreement and $64.6 million was available to borrow under the revolving credit facility.

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

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term was $19,000 per month. The Company intends to renew the lease for the second renewal term and is evaluating the market rate to establish the base rent for the second renewal term. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $57,000 during each of the three months ended September 30, 2024 and 2023.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first renewal term is $40,000 per month. Payments under the lease totaled approximately $120,000 and $108,000 during the three months ended September 30, 2024 and 2023, respectively.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments were $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term is $12,750 per month. Payments under this lease totaled approximately $38,000 during each of the three months ended September 30, 2024 and 2023.

Critical Accounting Estimates

In connection with the preparation of its financial statements, the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements remain unchanged from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service the debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As of September 30, 2024, interest on borrowings under the Company’s Credit Agreement accrued at a rate, at the Company’s election at the time of borrowing, equal to (a) the BSBY rate plus a margin that ranges from 1.25% to 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) the BSBY rate plus 100 basis points, plus a margin that ranges from 0.25% to 0.75% depending on the Consolidated Leverage Ratio. As of September 30, 2024, the Company had approximately $20 million of outstanding borrowings under the Credit Agreement with a weighted average interest rate of 6.40%. Based on the amount outstanding at September 30, 2024, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $200,000. As previously described, pursuant to the terms of the Credit Agreement, in connection with the discontinuation of the BSBY rate, the BSBY rate was replaced during October 2024 with the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment ranging from a minimum of 0.11% to a maximum of 0.43%.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at September 30, 2024 or June 30, 2024.

The Company’s cash is maintained in bank accounts which bear interest at prevailing interest rates. While depositary accounts are covered by FDIC insurance and the Company does not currently believe that it is exposed to significant credit risk due to the financial position of the banks in which the Company’s cash is held, there have been adverse events related to the soundness of financial institutions, including a number of smaller bank failures, and the Company has exposure to the extent its cash balances exceed the current $250,000 in maximum FDIC coverage.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed in reports filed or submitted by the Company under, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in, or subject to, legal and regulatory claims, proceedings, demands or actions arising in the ordinary course of business. There have been no material changes with respect to such matters from the disclosure included in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 1A. Risk Factors

There have been no material changes in the risk factors that the Company faces from those disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not have in place any formal share repurchase plans or programs. Upon request by a recipient of awards granted under the Company’s equity incentive plan, the Company may issue shares upon the vesting of restricted stock awards or restricted stock units, or the grant of stock awards, net of the statutory tax withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued. The following table provides information concerning shares of the Company’s common stock treated as repurchased during the quarter ended September 30, 2024 in connection with the issuance of shares upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1 – July 31, 2024	—	$—	—	—
August 1 – August 31, 2024	—	—	—	—
September 1 – September 30, 2024	12,952	19.61	—	—
Total	12,952	$19.61	—	—

During the quarter ended September 30, 2024, the Company did not repurchase any shares other than shares treated as repurchased upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements as described and set forth above.

Item 5.	Other Information.

During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

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

Date: November 12, 2024		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer