Form 10-Q
period 2024-12-31
EVI INDUSTRIES, INC.
filed 2025-02-10
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 12,755,642 shares outstanding as of February 4, 2025.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the six months ended December 31,		For the three months ended December 31,
	2024	2023	2024	2023

Revenues	$186,336	$179,438	$92,711	$91,364
Cost of sales	129,959	127,340	65,189	64,958
Gross profit	56,377	52,098	27,522	26,406
Selling, general and administrative expenses	48,998	46,530	25,132	23,455
Operating income	7,379	5,568	2,390	2,951
Interest expense, net	1,152	1,593	670	823
Income before income taxes	6,227	3,975	1,720	2,128
Provision for income taxes	1,867	1,352	591	787

Net income	$4,360	$2,623	$1,129	$1,341

Net earnings per share – basic	$0.29	$0.18	$0.08	$0.09

Net earnings per share – diluted	$0.29	$0.17	$0.07	$0.09

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except as otherwise noted)

ASSETS
	December 31, 2024 (Unaudited)	June 30, 2024
Current assets
Cash	$3,905	$4,558
Accounts receivable, net of allowance for expected credit losses of $2.6 million and $2.1 million, respectively	46,663	40,932
Inventories, net	50,487	47,901
Vendor deposits	2,835	1,657
Contract assets	978	1,222
Other current assets	8,231	5,671
Total current assets	113,099	101,941

Equipment and improvements, net	14,648	13,950
Operating lease assets	8,207	8,078
Intangible assets, net	24,124	22,022
Goodwill	79,473	75,102
Other assets	9,251	9,566

Total assets	$248,802	$230,659

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	December 31, 2024 (Unaudited)	June 30, 2024
Current liabilities
Accounts payable and accrued expenses	$31,240	$30,904
Accrued employee expenses	10,779	11,370
Customer deposits	26,247	24,419
Current portion of operating lease liabilities	3,426	3,110
Total current liabilities	71,692	69,803

Deferred tax liabilities, net	5,537	5,498
Long-term operating lease liabilities	5,644	5,849
Long-term debt, net	27,920	12,903

Total liabilities	110,793	94,053

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 12,974,816 shares issued at December 31, 2024 and 12,868,709 shares issued at June 30, 2024, including shares held in treasury	324	322
Additional paid-in capital	108,857	106,540
Treasury stock, 219,905 shares at December 31, 2024 and 184,672 shares at June 30, 2024, at cost	(5,122)	(4,439)
Retained earnings	33,950	34,183
Total shareholders’ equity	138,009	136,606
Total liabilities and shareholders’ equity	$248,802	$230,659

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share data) (Unaudited)

	Six months ended December 31, 2024
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2024	12,868,709	$322	$106,540	184,672	$(4,439)	$34,183	$136,606

Share repurchases	—	—	—	35,233	(683)	—	(683)

Vesting of restricted shares	102,462	2	(2)	—	—	—	—

Issuance of shares under employee stock plan	3,645	—	56	—	—	—	56

Amount of dividends paid (0.31 per share)	—	—	—	—	—	(4,593)	(4,593)

Stock compensation	—	—	2,263	—	—	—	2,263

Net income	—	—	—	—	—	4,360	4,360
Balance at December 31, 2024	12,974,816	$324	$108,857	219,905	$(5,122)	$33,950	$138,009

	Three months ended December 31, 2024
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at September 30, 2024	12,903,061	$323	$107,606	197,624	$(4,693)	$32,821	$136,057

Share repurchases	—	—	—	22,281	(429)	—	(429)

Vesting of restricted shares	68,110	1	(1)	—	—	—	—

Issuance of shares under employee stock plan	3,645	—	56	—	—	—	56

Stock compensation	—	—	1,196	—	—	—	1,196

Net income	—	—	—	—	—	1,129	1,129
Balance at December 31, 2024	12,974,816	$324	$108,857	219,905	$(5,122)	$33,950	$138,009

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share and per share data) (Unaudited)

	Six months ended December 31, 2023
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2023	12,711,558	$318	$101,225	134,001	$(3,195)	$32,608	$130,956

Share repurchases	—	—	—	45,851	(1,144)	—	(1,144)

Vesting of restricted shares	130,773	3	(3)	—	—	—	—

Issuances of shares under employee stock plan	2,636	—	63	—	—	—	63

Issuances of shares in connection with acquisitions	8,621	—	229	—	—	—	229

Amount of dividends paid (0.28 per share)	—	—	—	—	—	(4,071)	(4,071)

Stock compensation	—	—	2,924	—	—	—	2,924

Net income	—	—	—	—	—	2,623	2,623
Balance at December 31, 2023	12,853,588	$321	$104,438	179,852	$(4,339)	$31,160	$131,580

	Three months ended December 31, 2023
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at September 30, 2023	12,754,532	$319	$103,309	146,826	$(3,509)	$33,890	$134,009

Share repurchases	—	—	—	33,026	(830)	—	(830)

Vesting of restricted shares	96,420	2	(2)	—	—	—	—

Issuances of shares under employee stock plan	2,636	—	63	—	—	—	63

Amount of dividends paid (0.28 per share)	—	—	—	—	—	(4,071)	(4,071)

Stock compensation	—	—	1,068	—	—	—	1,068

Net income	—	—	—	—	—	1,341	1,341
Balance at December 31, 2023	12,853,588	$321	$104,438	179,852	$(4,339)	31,160	$131,580

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31, 2024	December 31, 2023
Operating activities:
Net income	$4,360	$2,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,107	3,000
Amortization of debt discount	17	17
Provision for expected credit losses	602	283
Non-cash lease expense	(18)	49
Stock compensation	2,263	2,924
Inventory reserve	647	274
Provision (benefit) for deferred income taxes	39	(19)
Other	(104)	25
(Increase) decrease in operating assets:
Accounts receivable	(5,952)	3,910
Inventories	(518)	3,193
Vendor deposits	(1,178)	562
Contract assets	244	(2,388)
Other assets	(2,100)	1,269
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(7)	(4,172)
Accrued employee expenses	(591)	104
Customer deposits	1,365	(349)
Contract liabilities	—	(447)
Net cash provided by operating activities	2,176	10,858
Investing activities:
Capital expenditures	(2,124)	(2,376)
Cash paid for acquisitions, net of cash acquired	(10,485)	(987)
Net cash used by investing activities	(12,609)	(3,363)
Financing activities:
Dividends paid	(4,593)	(4,071)
Proceeds from long-term debt	45,000	35,500
Debt repayments	(30,000)	(39,500)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(683)	(1,144)
Issuances of common stock under employee stock purchase plan	56	63
Net cash provided (used) by financing activities	9,780	(9,152)
Net decrease in cash	(653)	(1,657)
Cash at beginning of period	4,558	5,921
Cash at end of period	$3,905	$4,264

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31, 2024	December 31, 2023
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,017	$1,578
Cash paid during the period for income taxes	$1,090	$3,631

Supplemental disclosures of non-cash financing activities:
Issuances of common stock for acquisitions	$—	$229

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Note (3) – Recently Issued Accounting Guidance: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is designed to enhance segment reporting disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, as well as disclosure of the total amount and description of other segment items by reportable segment. ASU 2023-07 also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosures about a reportable segment’s profit or loss and assets that are currently required on an annual basis under Segment Reporting (Topic 280) will also be required for interim periods under ASU 2023-07. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with retrospective application. Early adoption is permitted. The requirements of ASU 2023-07 will be applicable to the Company beginning with the Company’s audited consolidated financial statements for the fiscal year ending June 30, 2025 to be included in the Company’s Annual Report on Form 10-K for such fiscal year. The Company is currently evaluating the effect of this ASU on its segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is designed to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater standardization and disaggregation of categories within an entity’s tax rate reconciliation disclosure, as well as disclosure of income taxes paid by jurisdiction, among other requirements. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 will be effective on a prospective basis, with retrospective application permitted. The Company is currently evaluating the effect of this ASU on its income tax disclosures.

Management does not believe that accounting standards and updates which have been issued but are not yet effective will have a material impact on the Company’s consolidated financial statements upon adoption.

Note (4) – Acquisitions:

On July 1, 2024, the Company completed the acquisition of Laundry Pro of Florida, Inc. (“LPF”), a Florida based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $5.9 million in cash. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of LPF, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the six months ended December 31, 2024.

The acquisition of LPF was treated for accounting purposes as a purchase of LPF using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following table (in thousands):

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Allocation of purchase price consideration:
Inventories	$1,672
Other assets	145
Equipment and improvements	380
Intangible assets	1,470
Accounts payable and accrued expenses	(16)
Customer deposits	(156)
Total identifiable net assets	3,495
Goodwill	2,390
Total	$5,885

While, as of the date of this Quarterly Report on Form 10-Q, the Company has finalized its assessment of certain of the assets acquired and liabilities assumed, the Company is continuing its valuation of certain working capital items, including inventories, other assets and accounts payable and accrued expenses, which is subject to adjustment in accordance with the asset purchase agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of those assets as of the closing date is obtained during the post-closing measurement period of up to one year.

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

On November 1, 2024, the Company completed the acquisition of O’Dell Equipment & Supply, Inc. (“ODL”), an Indiana based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $4.6 million in cash. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of ODL, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the three and six months ended December 31, 2024.

The acquisition of ODL was treated for accounting purposes as a purchase of ODL using the acquisition method of accounting in accordance with ASC 805, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following table (in thousands):

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Allocation of purchase price consideration:
Accounts receivable	$409
Inventories	1,043
Equipment and improvements	183
Intangible assets	1,750
Accounts payable and accrued expenses	(355)
Customer deposits	(307)
Total identifiable net assets	2,723
Goodwill	1,877
Total	$4,600

While, as of the date of this Quarterly Report on Form 10-Q, the Company has finalized its assessment of certain of the assets acquired and liabilities assumed, the Company is continuing its valuation of certain working capital items, including inventories, other assets and accounts payable and accrued expenses, which is subject to adjustment in accordance with the asset purchase agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of those assets as of the closing date is obtained during the post-closing measurement period of up to one year.

Intangible assets consist of $530,000 allocated to the O’Dell Equipment & Supply trade name and $1,220,000 allocated to customer-related intangible assets. The O’Dell Equipment & Supply trade name is indefinite-lived and therefore not subject to amortization. The O’Dell Equipment & Supply trade name will be evaluated for impairment annually, or more frequently if an event occurs or circumstances change that indicate that it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets are being amortized over 10 years.

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition. The goodwill from the acquisition is deductible for income tax purposes.

On February 1, 2025, the Company acquired Illinois-based Haiges Machinery, Inc. for total consideration of $2.0 million in cash. The Company is in the process of determining the respective fair values of the assets acquired and liabilities assumed. The amounts for these items are subject to change as additional information to assist in determining their respective fair values as of the closing date is obtained during the post-closing measurement period of up to one year.

Note (5) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the six and three months ended December 31, 2024 and 2023 are computed as follows (in thousands, except per share data):

	For the six months ended December 31,		For the three months ended December 31,
	2024 (Unaudited)	2023 (Unaudited)	2024 (Unaudited)	2023 (Unaudited)

Net income	$4,360	$2,623	$1,129	$1,341
Less: distributed and undistributed income allocated to unvested restricted common stock	617	336	160	172
Net income allocated to EVI Industries, Inc. shareholders	$3,743	$2,287	$969	$1,169
Weighted average shares outstanding used in basic earnings per share	12,712	12,621	12,739	12,659
Dilutive common share equivalents	412	624	443	614
Weighted average shares outstanding used in diluted earnings per share	13,124	13,245	13,182	13,273
Basic earnings per share	$0.29	$0.18	$0.08	$0.09
Diluted earnings per share	$0.29	$0.17	$0.07	$0.09

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

During the six and three months ended December 31, 2024, other than 703,109 and 602,995 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding. During the six and three months ended December 31, 2023, other than 287,338 and 355,964 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (6) – Debt: Long-term debt as of December 31, 2024 and June 30, 2024 are as follows (in thousands):

	December 31, 2024	June 30, 2024
Revolving credit facility	$28,000	$13,000
Less: unamortized discount and deferred financing costs	(80)	(97)
Total long-term debt, net	$27,920	$12,903

The Company is party, as borrower, to a syndicated credit agreement (the “Credit Agreement”) which allows for borrowings in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million. Pursuant to the terms of the Credit Agreement, in connection with the discontinuation of the Bloomberg Short-Term Bank Yield Index rate (the “BSBY rate”), during October 2024, the BSBY rate was replaced as the reference rate under the Credit Agreement by the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment ranging from a minimum of 0.11% to a maximum of 0.43%. As a result, borrowings (other than swingline loans) under the Credit Agreement now bear interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) SOFR plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. The maturity date of the Credit Agreement is May 6, 2027. As of December 31, 2024, the Company had approximately $28.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 5.88%.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At December 31, 2024, the Company was in compliance with its covenants under the Credit Agreement and $58.4 million was available to borrow under the revolving credit facility.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

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

Note (7) - Leases:

Company as Lessee

As of December 31, 2024, the Company had 34 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2025 and 2030. Operating lease cost consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis. Short-term lease costs were not material during the six or three months ended December 31, 2024 or 2023.

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of December 31, 2024. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Total Operating Lease Obligations (in thousands)
2025 (remainder of)	$1,908
2026	3,452
2027	2,114
2028	1,086
2029	374
Thereafter	778
Total minimum lease payments	9,712
Less: amounts representing interest	642
Present value of minimum lease payments	9,070
Less: current portion	3,426
Long-term portion	$5,644

The table below presents additional information related to the Company’s operating leases (in thousands):

	Six months ended December 31,		Three months ended December 31,
	2024	2023	2024	2023
Operating lease cost
Operating lease cost (1)	$1,897	$2,036	$941	$1,035
Variable lease cost (2)	2,488	2,218	705	1,143
Total lease cost	$4,385	$4,254	$1,646	$2,178

(1)	Expenses are classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

(2)	Certain of the Company’s subsidiaries lease space at locations where (i) they install laundry equipment and customers pay for the use of equipment and (ii) the leased space is paid for as part of a revenue sharing arrangement. These expenses are classified within cost of sales in the Company’s condensed consolidated statements of operations.

The table below presents lease-related terms and discount rates as of December 31, 2024:

December 31, 2024
Weighted average remaining lease terms
Operating leases	3.3 years
Weighted average discount rate
Operating leases	3.65%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the six months ended December 31, 2024 and 2023 (in thousands):

	Six months ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	$1,897	$2,036
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$1,781	$3,095

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

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments Receivable	Amortization of Unearned Income	Net Investment in Sales Type Leases
2025 (remainder of)	$2,723	$1,769	$954
2026	4,538	2,942	1,596
2027	3,603	2,191	1,412
2028	2,571	1,413	1,158
2029	1,634	789	845
Thereafter	1,811	869	942
			$6,907	*

* Excludes residual values of $2.8 million.

The total net investments in sales type leases, including stated residual values, was $9.7 million as of both December 31, 2024 and June 30, 2024. The current portion of $1.6 million and $1.7 million is included in other current assets in the condensed consolidated balance sheets as of December 31, 2024 and June 30, 2024, respectively, and the long term portion of $8.1 million and $8.0 million is included in other assets in the condensed consolidated balance sheets as of December 31, 2024 and June 30, 2024, respectively.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Note (8) - Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

The Company’s effective tax rate was 30.0% and 34.4% for the six and three-month periods ended December 31, 2024, respectively, and 34.0% and 37.0% for the six and three-month periods ended December 31, 2023, respectively. The decreases in the effective tax rate are attributable to a decrease in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation.

As of December 31, 2024 and June 30, 2024, the Company had net deferred tax liabilities of approximately $5.5 million. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of December 31, 2024, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s accounting for income taxes in accordance with this standard did not result in a material adjustment to the Company’s provision for income taxes during the three or six months ended December 31, 2024 or 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act includes the largest-ever U.S. investment committed to combat climate change, allocating $369 billion to energy security and clean energy programs over 10 years, including provisions incentivizing manufacturing of clean energy equipment. Starting on January 1, 2023, the IR Act imposed a 15% alternative minimum tax (AMT) on corporations with book income in excess of $1 billion and a 1% federal excise tax on certain stock repurchases. The Company is not expected to be subject to the new AMT requirements, and the 1% federal excise tax imposed by the IR Act is not expected to have a significant impact on the Company’s financial statements.

As of December 31, 2024, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2020.

Note (9) – Equity Plans and Dividends:

Equity Incentive Plan

In November 2015, the Company’s stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”). During December 2020, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of the Company’s common stock authorized for issuance pursuant to awards granted under the Plan to 3,000,000 shares. During December 2024, the Company’s stockholders approved an amendment to the Plan to, among other things, further increase the number of shares of the Company’s common stock authorized for issuance pursuant to awards granted under the Plan to 3,500,000 shares. The fair value of awards granted under the Plan is expensed on a straight-line basis over the vesting period of the awards. Stock compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

During the six months ended December 31, 2024, there were 263,974 restricted stock awards and 100,449 restricted stock units granted under the Plan. During the three months ended December 31, 2024, there were 75,605 restricted stock units granted under the Plan. No restricted stock awards were granted under the Plan during the three months ended December 31, 2024. During the six and three months ended December 31, 2023, 175,801 restricted stock awards and 79,218 restricted stock units were granted under the Plan. There were no restricted stock awards forfeited during either the six or three months ended December 31, 2024 or 2023. There were 2,016 and 1,911 restricted stock units forfeited during the six and three months ended December 31, 2024, respectively. There were 20,485 and 7,952 restricted stock units forfeited during the six and three months ended December 31, 2023, respectively.

For the six and three months ended December 31, 2024, non-cash stock compensation expense related to awards granted under the Plan totaled $2.3 million and $1.2 million, respectively. For the six and three months ended December 31, 2023, non-cash stock compensation expense related to awards granted under the Plan totaled $2.9 million and $1.1 million, respectively. Included within the non-cash stock compensation expense for the six months ended December 31, 2023 is a $1.2 million expense related to the acceleration of the vesting of 120,851 restricted stock awards and 30,000 restricted stock units, in each case, pursuant to the terms of the applicable award agreement.

As of December 31, 2024, the Company had $24.0 million and $11.3 million of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted-average period of 12.3 years and 9.61 years, respectively.

The following is a summary of non-vested restricted stock activity as of, and for the six months ended, December 31, 2024:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2024	1,295,824	$21.06	548,524	$24.20
Granted	263,974	16.10	100,449	18.45
Vested	(73,227)	24.17	(29,235)	26.12
Forfeited	—	—	(2,016)	12.14
Non-vested awards or units outstanding at December 31, 2024	1,486,571	$20.03	617,722	$23.21

Employee Stock Purchase Plan

During 2017, the Company’s stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “ESPP”). Subject to the terms and conditions thereof, the ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The ESPP provides for six-month offering periods ending on December 31 and June 30 of each year. During the six and three months ended December 31, 2024, 3,645 shares of common stock were issued under the ESPP for which the Company received net proceeds of $56,000. During the six and three months ended December 31, 2023, 2,636 shares of common stock were issued under the ESPP for which the Company received net proceeds of $63,000.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term was $19,000 per month. The Company also exercised its option to renew the lease for the second three-year renewal term, which commenced in October 2024. Base rent for the second renewal term is $21,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under the lease totaled approximately $118,000 and $114,000 during the six months ended December 31, 2024 and 2023, respectively, and $61,000 and $57,000 during the three months ended December 31, 2024 and 2023, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first renewal term is $40,000 per month. Payments under the lease totaled approximately $240,000 and $224,000 during the six months ended December 31, 2024 and 2023, respectively, and $120,000 and $116,000 during the three months ended December 31, 2024 and 2023, respectively.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments were $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term is $12,750 per month. Payments under this lease totaled approximately $76,000 and $74,000 during the six months ended December 31, 2024 and 2023, respectively, and $38,000 and $36,000 during the three months ended December 31, 2024 and 2023, respectively.

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. Outstanding performance bonds totaled $1.2 million at December 31, 2024 and June 30, 2024.

The Company may from time to time become subject to, or involved in, litigation and other legal proceedings. Litigation and other legal proceedings may require the Company to incur significant expenses, including those relating to legal and other professional fees, as well as damages or other payments. Litigation and other legal proceedings are inherently uncertain, and adverse outcomes in litigation or other legal proceedings could adversely affect the Company’s financial condition, cash flows, and operating results.

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2024	$75,102
Goodwill from acquisition (1)	4,267
Working capital adjustments (2)	104
Balance at December 31, 2024	$79,473

(1) Relates to the acquisitions of LPF and ODL, which were consummated during the six months ended December 31, 2024, as described in Note 4, “Acquisitions.”

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

Growth Strategy

During 2015, the Company implemented a “buy-and-build” growth strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The Company generally seeks to structure acquisitions to include both cash and stock consideration. Acquisitions are effected through a wholly-owned subsidiary which acquires the business or assets of the acquired company, whether by an asset purchase or merger, and operates the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumes certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements. As described in greater detail in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, on July 1, 2024, the Company acquired Florida-based Laundry Pro of Florida, Inc. (“LPF”) for total consideration of $5.9 million in cash and, on November 1, 2024, the Company acquired Indiana-based O’Dell Equipment & Supply, Inc. (“ODL”) for total consideration of $4.6 million in cash. The financial position, including assets and liabilities, of LPF and ODL are included in the Company’s consolidated balance sheet as of December 31, 2024 and the results of operations of LPF and ODL since the respective closing dates of the acquisitions of such companies are included in the Company’s consolidated financial statements for the six and three months ended December 31, 2024. On February 1, 2025, the Company acquired Illinois-based Haiges Machinery, Inc. for total consideration of $2.0 million in cash. The financial position, including assets and liabilities, and results of operations of Haiges Machinery, Inc. following the February 1, 2025 closing date of the acquisition will be included in the Company’s consolidated financial statements commencing in the quarter ending March 31, 2025.

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

Results of Operations

Six and Three-Month Period Ended December 31, 2024 Compared to the Six and Three-Month Period Ended December 31, 2023

Revenues

Revenues for the six and three-month periods ended December 31, 2024 increased $6.9 million, or 4%, and $1.3 million, or 1%, respectively, compared to the same periods of the prior fiscal year. The increases in revenue were primarily attributable to price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating costs, as well as the revenues generated by the businesses acquired by the Company during fiscal 2023 and the six-month period ended December 31, 2024.

Gross Profit

Gross profit for the six and three-month periods ended December 31, 2024 increased $4.3 million, or 8%, and $1.1 million, or 4%, respectively, compared to the same periods of the prior fiscal year. The increases were primarily the result of the increased revenues described above. Gross margins slightly increased from 29.0% for the six-month period ended December 31, 2023 to 30.3% for the six-month period ended December 31, 2024 and from 28.9% for the three-month period ended December 31, 2023 to 29.7% for the three-month period ended December 31, 2024, primarily due to more favorable product and customer mix in the current periods.

Selling, General and Administrative Expenses

Operating expenses increased $2.5 million, or 5%, and $1.7 million, or 7%, for the six and three-month periods ended December 31, 2024, respectively, compared to the same periods of the prior fiscal year. The increases were primarily attributable to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in selling costs, including commissions, from increases in commissionable revenues during the current periods, and (c) increases in other expenses such as technology costs, insurance costs, and professional fees.

Interest Expense, Net

Interest expense for the six and three-month periods ended December 31, 2024 was $1.2 million and $670,000, respectively, compared to $1.6 million and $823,000 for the six and three-month periods ended December 31, 2023, respectively. The decreases in interest expense were attributable primarily to decreases in the average outstanding balance and the effective interest rate incurred on outstanding borrowings.

Income Taxes

The Company’s effective tax rate was 30.0% and 34.4% for the six and three-month periods ended December 31, 2024, respectively, compared to 34.0% and 37.0% for the six and three-month periods ended December 31, 2023, respectively. The decreases in the effective tax rate are attributable to a decrease in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation.

Net Income

Net income for the six and three-month periods ended December 31, 2024 was $4.4 million and $1.1 million, respectively, compared to net income of $2.6 million and $1.3 million for the six and three-month periods ended December 31, 2023, respectively. The increase in net income for the six months ended December 31, 2024 was attributable to the increases in revenue and gross profit, partially offset by increased operating expenses, while the decrease in net income for the three months ended December 31, 2024 was attributable to increases in operating expenses, partially offset by higher gross profit, all as described in further detail above.

Consolidated Financial Condition

The Company’s total assets increased from $230.7 million at June 30, 2024 to $248.8 million at December 31, 2024. The increase in total assets was primarily attributable to an increase in current assets, including inventory, other current assets, vendor deposits, and accounts receivable, as described under “Liquidity and Capital Resources - Working Capital” below. The increase in total assets was also attributable to an increase in intangible assets and goodwill resulting from acquisitions during the six months ended December 31, 2024. The Company’s total liabilities increased from $94.1 million at June 30, 2024 to $110.8 million at December 31, 2024, which was primarily attributable to an increase in long-term debt.

Liquidity and Capital Resources

For the six-month period ended December 31, 2024, cash decreased by approximately $0.7 million compared to a decrease of approximately $1.7 million during the six-month period ended December 31, 2023. The Company’s primary sources of cash are sales and borrowings under its credit facility. The Company’s primary uses of cash are purchases of the products sold by the Company, employee related costs, and the cash consideration paid in connection with business acquisitions.

Working Capital

Working capital increased from $32.1 million at June 30, 2024 to $41.4 million at December 31, 2024, primarily reflecting increases in accounts receivable related to increased sales and the timing of customer payments, increases in inventory primarily due to the inventory of acquired businesses, increases in vendor deposits for future sales, and increases in prepaid expenses, such as insurance, partially offset by increases in customer deposits related to future sales.

Cash Flows

The following table summarizes the Company’s cash flow activity for the six months ended December 31, 2024 and 2023 (in thousands):

	Six Months Ended December 31,
	2024	2023
Net cash provided (used) by:
Operating activities	$2,176	$10,858
Investing activities	$(12,609)	$(3,363)
Financing activities	$9,780	$(9,152)

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the six months ended December 31, 2024, operating activities provided cash of $2.2 million compared to $10.9 million of cash provided by operating activities during the six months ended December 31, 2023. This $8.7 million decrease in cash provided by operating activities was primarily attributable to changes in working capital partially offset by an increase in net income. The changes in working capital include decreases in cash provided by operating activities from changes in operating assets such as accounts receivable, inventories, contract assets, prepaid expenses, and vendor deposits, partially offset by increases to the cash provided by operating activities from changes in accounts payable, contract assets, and customer deposits.

Investing Activities

Net cash used in investing activities increased $9.2 million to $12.6 million during the six months ended December 31, 2024 compared to $3.4 million during the six months ended December 31, 2023. Cash paid for acquisitions increased $9.5 million and capital expenditures decreased $252,000 during the six months ended December 31, 2024 compared to the six months ended December 31, 2023.

Financing Activities

For the six months ended December 31, 2024, financing activities provided cash of $9.8 million compared to $9.2 million of cash used by financing activities during the six months ended December 31, 2023. This $19.0 million increase in cash provided by financing activities was primarily attributable to an increase in debt borrowings of $9.5 million and a decrease in debt payments of $9.5 million during the six months ended December 31, 2024 compared to the six months ended December 31, 2023.

Revolving Credit Agreement

The Company is party, as borrower, to a syndicated credit agreement (the “Credit Agreement”) which allows for borrowings in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $5 million and for the issuance of standby letters of credit of up to a sublimit of $10 million. Pursuant to the terms of the Credit Agreement, in connection with the discontinuation of the Bloomberg Short-Term Bank Yield Index rate (the “BSBY rate”), during October 2024, the BSBY rate was replaced as the reference rate under the Credit Agreement by the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment ranging from a minimum of 0.11% to a maximum of 0.43%. As a result, borrowings (other than swingline loans) under the Credit Agreement now bear interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) SOFR plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. The maturity date of the Credit Agreement is May 6, 2027.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At December 31, 2024, the Company was in compliance with its covenants under the Credit Agreement and $58.4 million was available to borrow under the revolving credit facility.

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

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term was $19,000 per month. The Company also exercised its option to renew the lease for the second three-year renewal term, which commenced in October 2024. Base rent for the second renewal term is $21,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under the lease totaled approximately $118,000 and $114,000 during the six months ended December 31, 2024 and 2023, respectively, and $61,000 and $57,000 during the three months ended December 31, 2024 and 2023, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first renewal term is $40,000 per month. Payments under the lease totaled approximately $240,000 and $224,000 during the six months ended December 31, 2024 and 2023, respectively, and $120,000 and $116,000 during the three months ended December 31, 2024 and 2023, respectively.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments were $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term is $12,750 per month. Payments under this lease totaled approximately $76,000 and $74,000 during the six months ended December 31, 2024 and 2023, respectively, and $38,000 and $36,000 during the three months ended December 31, 2024 and 2023, respectively.

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

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service its debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As of December 31, 2024, interest on borrowings under the Company’s Credit Agreement accrued at a rate, at the Company’s election at the time of borrowing, equal to (a) SOFR plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranged between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of December 31, 2024, the Company had approximately $28.0 million of outstanding borrowings under the Credit Agreement with a weighted average interest rate of 5.88%. Based on the amount outstanding at December 31, 2024, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $280,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at December 31, 2024 or June 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not have in place any formal share repurchase plan or program. Upon request by a recipient of awards granted under the Company’s equity incentive plan, the Company may issue shares upon the vesting of restricted stock awards or restricted stock units or the grant of stock awards net of the statutory tax withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued. The following table provides information concerning shares of the Company’s common stock treated as repurchased during the quarter ended December 31, 2024 in connection with the issuance of shares upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
October 1 – October 31, 2024	17,816	$19.35	—	—
November 1 – November 30, 2024	3,810	18.72	—	—
December 1 – December 31, 2024	655	18.81	—	—
Total	22,281	$19.23	—	—

During the quarter ended December 31, 2024, the Company did not repurchase any shares other than shares treated as repurchased upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements as described and set forth above.

Item 5.	Other Information.

During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

Item 6.	Exhibits.

Exhibit
Number	Description
*10.01	EVI Industries, Inc. 2015 Equity Incentive Plan, as Amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2024)
*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with this Quarterly Report on Form 10-Q.

+ Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2025		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer