Form 10-Q
period 2025-03-31
EVI INDUSTRIES, INC.
filed 2025-05-12
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 12,758,711 shares outstanding as of May 7, 2025.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the nine months ended March 31,		For the three months ended March 31,
	2025	2024	2025	2024

Revenues	$279,874	$263,417	$93,538	$83,979
Cost of sales	195,442	185,533	65,483	58,193
Gross profit	84,432	77,884	28,055	25,786
Selling, general and administrative expenses	74,778	69,908	25,780	23,378
Operating income	9,654	7,976	2,275	2,408
Interest expense, net	1,717	2,268	565	675
Income before income taxes	7,937	5,708	1,710	1,733
Provision for income taxes	2,536	2,129	669	777

Net income	$5,401	$3,579	$1,041	$956

Net earnings per share – basic	$0.36	$0.25	$0.07	$0.07

Net earnings per share – diluted	$0.35	$0.24	$0.07	$0.06

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except as otherwise noted)

ASSETS
	March 31, 2025 (Unaudited)	June 30, 2024
Current assets
Cash	$5,913	$4,558
Accounts receivable, net of allowance for expected credit losses of $2.5 million and $2.1 million, respectively	49,434	40,932
Inventories, net	49,500	47,901
Vendor deposits	2,757	1,657
Contract assets	133	1,222
Other current assets	7,416	5,671
Total current assets	115,153	101,941

Equipment and improvements, net	14,959	13,950
Operating lease assets	8,394	8,078
Intangible assets, net	23,773	22,022
Goodwill	80,269	75,102
Other assets	9,242	9,566

Total assets	$251,790	$230,659

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31, 2025 (Unaudited)	June 30, 2024
Current liabilities
Accounts payable and accrued expenses	$35,585	$30,904
Accrued employee expenses	11,833	11,370
Customer deposits	25,260	24,419
Current portion of operating lease liabilities	3,546	3,110
Total current liabilities	76,224	69,803

Deferred income taxes, net	5,555	5,498
Long-term operating lease liabilities	5,804	5,849
Long-term debt, net	24,000	12,903

Total liabilities	111,583	94,053

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 12,976,373 shares issued at March 31, 2025 and 12,868,709 shares issued at June 30, 2024, including shares held in treasury	324	322
Additional paid-in capital	110,022	106,540
Treasury stock, 220,380 shares at March 31, 2025 and 184,672 shares at June 30, 2024, at cost	(5,130)	(4,439)
Retained earnings	34,991	34,183
Total shareholders’ equity	140,207	136,606
Total liabilities and shareholders’ equity	$251,790	$230,659

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Nine months ended March 31, 2025
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2024	12,868,709	$322	$106,540	184,672	$(4,439)	$34,183	$136,606

Share repurchases	—	—	—	35,708	(691)	—	(691)

Vesting of restricted shares	104,019	2	(2)	—	—	—	—

Issuance of shares under employee stock plan	3,645	—	56	—	—	—	56

Amount of dividends paid (0.31 per share)	—	—	—	—	—	(4,593)	(4,593)

Stock compensation	—	—	3,428	—	—	—	3,428

Net income	—	—	—	—	—	5,401	5,401
Balance at March 31, 2025	12,976,373	$324	$110,022	220,380	$(5,130)	$34,991	$140,207

	Three months ended March 31, 2025
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at December 31, 2024	12,974,816	$324	$108,857	219,905	$(5,122)	$33,950	$138,009

Share repurchases	—	—	—	475	(8)	—	(8)

Vesting of restricted shares	1,557	—	—	—	—	—	—

Stock compensation	—	—	1,165	—	—	—	1,165

Net income	—	—	—	—	—	1,041	1,041
Balance at March 31, 2025	12,976,373	$324	$110,022	220,380	$(5,130)	$34,991	$140,207

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

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31, 2025	March 31, 2024
Operating activities:
Net income	$5,401	$3,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,734	4,492
Amortization of debt discount	54	26
Provision for expected credit losses	733	493
Non-cash lease expense	75	51
Stock compensation	3,428	3,956
Inventory reserve	864	257
Provision for deferred income taxes	57	130
Other	(105)	25
(Increase) decrease in operating assets:
Accounts receivable	(8,549)	3,107
Inventories	941	6,512
Vendor deposits	(1,100)	105
Contract assets	1,089	183
Other assets	(1,189)	1,899
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	4,172	(9,583)
Accrued employee expenses	463	(157)
Customer deposits	257	5,869
Contract liabilities	—	(668)
Net cash provided by operating activities	11,325	20,276
Investing activities:
Capital expenditures	(3,162)	(3,654)
Cash paid for acquisitions, net of cash acquired	(12,580)	(987)
Net cash used by investing activities	(15,742)	(4,641)
Financing activities:
Dividends paid	(4,593)	(4,071)
Proceeds from long-term debt	54,000	49,500
Debt repayments	(43,000)	(62,500)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(691)	(1,244)
Issuances of common stock under employee stock purchase plan	56	63
Net cash provided (used) by financing activities	5,772	(18,252)
Net increase (decrease) in cash	1,355	(2,617)
Cash at beginning of period	4,558	5,921
Cash at end of period	$5,913	$3,304

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31, 2025	March 31, 2024
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,677	$2,275
Cash paid during the period for income taxes	$2,674	$4,662

Supplemental disclosures of non-cash financing activities:
Issuances of common stock for acquisitions	$—	$229

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

March 31, 2025

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

Note (4) – Acquisitions:

LPF Acquisition

On July 1, 2024, the Company completed the acquisition of Laundry Pro of Florida, Inc. (“LPF”), a Florida based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $5.9 million in cash. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of LPF, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the nine months ended March 31, 2025.

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

March 31, 2025

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

ODL Acquisition

On November 1, 2024, the Company completed the acquisition of O’Dell Equipment & Supply, Inc. (“ODL”), an Indiana based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $4.6 million in cash. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of ODL, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the nine months ended March 31, 2025.

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

March 31, 2025

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

HMI Acquisition

On February 1, 2025, the Company completed the acquisition of Haiges Machinery, Inc. (“HMI”), an Illinois based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $2.0 million in cash. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of HMI, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the three and nine months ended March 31, 2025.

The acquisition of HMI was treated for accounting purposes as a purchase of HMI using the acquisition method of accounting in accordance with ASC 805, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following table (in thousands):

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Allocation of purchase price consideration:
Accounts receivable	$219
Inventories	689
Equipment and improvements	307
Intangible assets	230
Other assets	44
Accounts payable and accrued expenses	(66)
Customer deposits	(121)
Total identifiable net assets	1,302
Goodwill	677
Total	$1,979

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

Intangible assets consist of $90,000 allocated to the Haiges Machinery trade name and $140,000 allocated to customer-related intangible assets. The Haiges Machinery trade name is indefinite-lived and therefore not subject to amortization. The Haiges Machinery trade name will be evaluated for impairment annually, or more frequently if an event occurs or circumstances change that indicate that it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets are being amortized over 10 years.

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition. The goodwill from the acquisition is deductible for income tax purposes.

Supplemental Pro Forma Results of Operations

The following supplemental pro forma information presents the results of operations of the Company, after giving effect to the acquisitions of HMI and LPF. As permitted by ASC 805-10-50-2, the following supplemental pro forma information does not give effect to the acquisition of ODL because it was impracticable to provide such information for the interim periods presented due to the lack of availability of meaningful financial statements of ODL that comply with GAAP.

The following supplemental pro forma information was prepared as if the acquisitions of HMI and LPF were consummated on the first day of each of the interim periods presented below. The supplemental pro forma information set forth below reflects adjustments based on currently available information and assumptions made by management. While management believes the assumptions made are reasonable under the circumstances, they may not prove to be accurate. The pro forma information set forth below is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the Company would have been if the acquisitions of HMI and LPF had occurred on the dates assumed, nor is it indicative of future results of operations.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

	Nine months ended March 31,		Three months ended March 31,
(in thousands)	2025	2024	2025	2024
Revenues	$285,184	$275,515	$94,128	$87,492
Net income	5,269	4,429	1,026	1,084

The Company’s consolidated results of operations for the nine and three months ended March 31, 2025 include total revenue of approximately $9.0 million and $4.2 million, respectively, and total net income of approximately $319,000 and $34,000, respectively, attributable to all the acquired companies, based on the consolidated effective tax rate. These results of the acquired businesses do not include the effects of acquisition costs or interest expense associated with the consideration paid in connection with the acquisitions.

GNA Acquisition

On April 1, 2025, the Company completed the acquisition of Girbau North America, Inc. (“GNA”), a Wisconsin based master distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of approximately $40.0 million in cash. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of GNA, consisting primarily of legal and other professional fees, were approximately $300,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the three and nine months ended March 31, 2025. The financial position, including assets and liabilities, and results of operations of GNA following the April 1, 2025 closing date of the acquisition will be included in the Company’s consolidated financial statements commencing in the quarter ending June 30, 2025.

Note (5) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the nine and three months ended March 31, 2025 and 2024 are computed as follows (in thousands, except per share data):

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

	For the nine months ended March 31,		For the three months ended March 31,
	2025 (Unaudited)	2024 (Unaudited)	2025 (Unaudited)	2024 (Unaudited)

Net income	$5,401	$3,579	$1,041	$956
Less: distributed and undistributed income allocated to unvested restricted common stock	764	454	147	121
Net income allocated to EVI Industries, Inc. shareholders	$4,637	$3,125	$894	$835
Weighted average shares outstanding used in basic earnings per share	12,726	12,639	12,756	12,677
Dilutive common share equivalents	412	592	379	476
Weighted average shares outstanding used in diluted earnings per share	13,138	13,231	13,135	13,153
Basic earnings per share	$0.36	$0.25	$0.07	$0.07
Diluted earnings per share	$0.35	$0.24	$0.07	$0.06

During the nine and three months ended March 31, 2025, other than 702,256 and 720,590 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding. During the nine and three months ended March 31, 2024, other than 356,898 and 496,405 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (6) – Debt: Long-term debt as of March 31, 2025 and June 30, 2024 are as follows (in thousands):

	March 31, 2025	June 30, 2024
Revolving credit facility	$24,000	$13,000
Less: unamortized discount and deferred financing costs	—	(97)
Total long-term debt, net	$24,000	$12,903

The Company is party, as borrower, to a syndicated credit agreement (the “Credit Agreement”). Prior to the amendment described below, the agreement allowed for borrowings in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. On March 26, 2025, the Company amended the Credit Agreement to increase the maximum aggregate principal amount from $100 million to $150 million and increase the accordion feature from $40 million to $50 million, for a total of $200 million. A portion of the revolving credit facility is available for swingline loans and for the issuance of standby letters of credit. The amendment increased the sublimit for swingline loans from $5 million to $7.5 million and the sublimit for standby letters of credit from $10 million to $15 million. In addition, as part of the amendment, the maturity date of the Credit Agreement was extended from May 6, 2027 to March 26, 2030.

Pursuant to the terms of the Credit Agreement, in connection with the discontinuation of the Bloomberg Short-Term Bank Yield Index rate (the “BSBY rate”), during October 2024, the BSBY rate was replaced as the reference rate under the Credit Agreement by the Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment ranging from a minimum of 0.11% to a maximum of 0.43%. As a result, borrowings (other than swingline loans) under the Credit Agreement now bear interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) SOFR plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of March 31, 2025, the Company had approximately $24.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 5.68%.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At March 31, 2025, the Company was in compliance with its covenants under the Credit Agreement and $64.0 million was available to borrow under the revolving credit facility.

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

Note (7) - Leases:

Company as Lessee

As of March 31, 2025, the Company had 34 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2025 and 2030. Operating lease cost consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis. Short-term lease costs were not material during the nine or three months ended March 31, 2025 or 2024.

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of March 31, 2025. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Total Operating Lease Obligations (in thousands)
2025 (remainder of)	$1,008
2026	3,722
2027	2,417
2028	1,370
2029	739
Thereafter	819
Total minimum lease payments	10,075
Less: amounts representing interest	725
Present value of minimum lease payments	9,350
Less: current portion	3,546
Long-term portion	$5,804

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The table below presents additional information related to the Company’s operating leases (in thousands):

	Nine months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024
Operating lease cost
Operating lease cost (1)	$2,914	$3,012	$993	$976
Variable lease cost (2)	3,565	3,460	1,101	1,242
Total lease cost	$6,479	$6,472	$2,094	$2,218

(1)	Expenses are classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
(2)	Certain of the Company’s subsidiaries lease space at locations where (i) they install laundry equipment and customers pay for the use of equipment and (ii) the leased space is paid for as part of a revenue sharing arrangement. These expenses are classified within cost of sales in the Company’s condensed consolidated statements of operations.

The table below presents lease-related terms and discount rates as of March 31, 2025:

March 31, 2025
Weighted average remaining lease terms
Operating leases	3.28 years
Weighted average discount rate
Operating leases	3.88%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the nine months ended March 31, 2025 and 2024 (in thousands):

	Nine months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	$2,914	$3,012
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$2,835	$2,903

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

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments Receivable	Amortization of Unearned Income	Net Investment in Sales Type Leases
2025 (remainder of)	$1,440	$917	$523
2026	4,857	3,150	1,707
2027	3,831	2,378	1,453
2028	2,808	1,571	1,237
2029	1,843	914	929
Thereafter	2,164	1,033	1,131
			$6,980	*

* Excludes residual values of $2.8 million.

The total net investments in sales type leases, including stated residual values, as of March 31, 2025 and June 30, 2024 was $9.8 million and $9.7 million, respectively. The current portion of $1.8 million and $1.7 million is included in other current assets in the condensed consolidated balance sheets as of March 31, 2025 and June 30, 2024, respectively, and the long term portion of $8.0 million is included in other assets in the condensed consolidated balance sheets as of both March 31, 2025 and June 30, 2024.

Note (8) - Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

The Company’s effective tax rate was 32.0% and 39.1% for the nine and three-month periods ended March 31, 2025, respectively, and 37.3% and 44.8% for the nine and three-month periods ended March 31, 2024, respectively. The decreases in the effective tax rate are attributable to a decrease in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation.

As of March 31, 2025 and June 30, 2024, the Company had net deferred tax liabilities of approximately $5.6 million and $5.5 million, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of March 31, 2025, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s accounting for income taxes in accordance with this standard did not result in a material adjustment to the Company’s provision for income taxes during the three or nine months ended March 31, 2025 or 2024.

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

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

As of March 31, 2025, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2020.

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

During the nine months ended March 31, 2025, there were 263,974 restricted stock awards and 100,449 restricted stock units granted under the Plan. No restricted stock awards or restricted stock units were granted under the Plan during the three months ended March 31, 2025. During the nine months ended March 31, 2024, 175,801 restricted stock awards and 79,218 restricted stock units were granted under the Plan. No restricted stock awards or restricted stock units were granted under the Plan during the three months ended March 31, 2024. There were no restricted stock awards forfeited during either the nine or three months ended March 31, 2025 or March 31, 2024. There were 2,117 and 101 restricted stock units forfeited during the nine and three months ended March 31, 2025, respectively, and 29,485 and 9,000 restricted stock units forfeited during the nine and three months ended March 31, 2024, respectively.

For the nine and three months ended March 31, 2025, non-cash share-based compensation expense related to awards granted under the Plan totaled $3.4 million and $1.2 million, respectively. For the nine and three months ended March 31, 2024, non-cash share-based compensation expense related to awards granted under the Plan totaled $4.0 million and $1.0 million, respectively. Included within the non-cash stock compensation expense for the nine months ended March 31, 2024 is a $1.2 million expense related to the acceleration of the vesting of 120,851 restricted stock awards and 30,000 restricted stock units, in each case, pursuant to the terms of the applicable award agreement.

As of March 31, 2025, the Company had $23.3 million and $10.9 million of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted-average period of 12.06 years and 9.37 years, respectively.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The following is a summary of non-vested restricted stock activity as of, and for the nine months ended, March 31, 2025:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2024	1,295,824	$21.06	548,524	$24.20
Granted	263,974	16.10	100,449	18.45
Vested	(73,227)	24.17	(30,792)	26.27
Forfeited	—	—	(2,117)	13.15
Non-vested awards or units outstanding at March 31, 2025	1,486,571	$20.03	616,064	$23.20

Employee Stock Purchase Plan

During 2017, the Company’s stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “ESPP”). Subject to the terms and conditions thereof, the ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The ESPP provides for six-month offering periods ending on December 31 and June 30 of each year. During the nine months ended March 31, 2025, 3,645 shares of common stock were issued under the ESPP for which the Company received net proceeds of $56,000. During the nine months ended March 31, 2024, 2,636 shares of common stock were issued under the ESPP for which the Company received net proceeds of $63,000. No shares of common stock were issued under the ESPP during the three months ended March 31, 2025 or 2024.

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

On October 4, 2023, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.28 per share (an aggregate of $4.1 million), which was paid on October 26, 2023 to stockholders of record at the close of business on October 16, 2023.

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

March 31, 2025

(Unaudited)

Note (10) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term was $19,000 per month. The Company also exercised its option to renew for the second three-year renewal term, which commenced in October 2024. Base rent for the second renewal term is $21,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under the lease totaled approximately $181,000 and $195,000 during the nine months ended March 31, 2025 and 2024, respectively, and $63,000 and $81,000 during the three months ended March 31, 2025 and 2024, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first renewal term is $40,000 per month. Payments under the lease totaled approximately $360,000 and $344,000 during the nine months ended March 31, 2025 and 2024, respectively, and $120,000 during each of the three months ended March 31, 2025 and 2024.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments were $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term is $12,750 per month. Payments under this lease totaled approximately $114,000 and $112,000 during the nine months ended March 31, 2025 and 2024, respectively, and $38,000 and $39,000 during the three months ended March 31, 2025 and 2024, respectively.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. Outstanding performance bonds totaled $1.2 million at March 31, 2025 and June 30, 2024.

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

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2024	$75,102
Goodwill from LPF, ODL and HMI acquisitions (1)	4,944
Goodwill from other acquisitions (2)	118
Working capital adjustments (3)	105
Balance at March 31, 2025	$80,269
(1)	Relates to the acquisitions of LPF, ODL and HMI, as described in Note 4, “Acquisitions.”
(2)	Relates to other, smaller-scale acquisitions consummated during the nine months ended March 31, 2025.
(3)	Represents working capital adjustments related to the acquisitions of ALCO Washer Center and Ed Brown Distributors, each of which was consummated by the Company during the fiscal year ended June 30, 2024.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; economic uncertainty, including as it relates to governmental measures such as the imposition of tariffs and their effect on global trading markets, the availability and pricing of products, credit markets, industry conditions, economic conditions generally or otherwise on the Company and its business and results; the potential of a recession; industry conditions and trends; credit market volatility; risks related to supply chain delays and disruptions and their impact on the Company’s business and results, including the Company’s ability to deliver products and services to its customers on a timely basis; risks relating to inflation, including the current inflationary trend, and other price increases (including due to the imposition of tariffs), and their impact on the Company’s costs and results (including that, if desired, the Company may not be able to successfully increase the price of its products and services to offset such costs, in whole or in part, and that price increases may result in reduced demand for the Company’s products and services); risks related to labor shortages and increases in the costs of labor, and the impact thereof on the Company, including its ability to deliver products, provide services or otherwise meet customers’ expectations; risks related to interest rate increases, including the impact thereof on the cost of the Company’s indebtedness and the Company’s ability to raise capital if deemed necessary or advisable; risks associated with international relations and international hostilities, and the impact thereof on economic conditions, including supply chain constraints and inflationary trends; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s “buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic transactions, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions and other strategic transactions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions or other strategic transactions (or for other purposes), risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion efforts and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expand to the extent anticipated, or at all; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks of cybersecurity threats or incidents, including the potential misappropriation or use of assets or confidential information, corruption of data or operational disruptions; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company, and the risk that inventory management initiatives may not be successful; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from, among other circumstances, delays in installation (including due to delays in construction or the preparation of the customer’s facilities) or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization and optimization initiatives, expenses associated with the Company’s implementation of its enterprise resource planning system, and other investments, initiatives and expenses, may not result in the benefits anticipated; risks related to the soundness of financial institutions and the Company’s exposure with respect to its cash balances in depositary accounts in excess of the $250,000 in maximum Federal Deposit Insurance Corporation (“FDIC“) insurance coverage; dividends may not be paid in the future; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update, revise or supplement any forward-looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

Growth Strategy

During 2015, the Company implemented a “buy-and-build” growth strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The Company generally seeks to structure acquisitions to include both cash and stock consideration. Acquisitions are effected through a wholly-owned subsidiary which acquires the business or assets of the acquired company, whether by an asset purchase or merger, and operates the acquired business following the transaction. In connection with each transaction, the Company, indirectly through its applicable wholly-owned subsidiary, also assumes certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements. As described in greater detail in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, (i) on July 1, 2024, the Company acquired Florida-based Laundry Pro of Florida, Inc. (“LPF”) for total consideration of $5.9 million in cash, (ii) on November 1, 2024, the Company acquired Indiana-based O’Dell Equipment & Supply, Inc. (“ODL”) for total consideration of $4.6 million in cash, and (iii) on February 1, 2025, the Company acquired Illinois-based Haiges Machinery, Inc. (“HMI”) for total consideration of $2.0 million in cash. The financial position, including assets and liabilities, of LPF, ODL, and HMI are included in the Company’s consolidated balance sheet as of March 31, 2025 and the results of operations of LPF, ODL, and HMI since the respective closing dates of the acquisitions of such companies are included in the Company’s consolidated financial statements for the nine and three months ended March 31, 2025. In addition, on April 1, 2025, the Company acquired Wisconsin-based Girbau North America, Inc. (“GNA”) for total consideration of approximately $40.0 million in cash. The financial position, including assets and liabilities, and results of operations of Girbau North America, Inc. following the April 1, 2025 closing date of the acquisition will be included in the Company’s consolidated financial statements commencing in the quarter ending June 30, 2025.

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

Results of Operations

Nine and Three-Month Periods Ended March 31, 2025 Compared to the Nine and Three-Month Periods Ended March 31, 2024

Revenues

Revenues for the nine and three-month periods ended March 31, 2025 increased $16.5 million, or 6%, and $9.6 million, or 11%, respectively, compared to the same periods of the prior fiscal year. The increase in revenues for the nine and three-month periods is primarily attributable to price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating costs, large industrial jobs during the three-month period ended March 31, 2025, and revenues generated by companies acquired during the nine and three-month periods ended March 31, 2025.

Gross Profit

Gross profit for the nine and three-month periods ended March 31, 2025 increased $6.5 million, or 8%, and $2.3 million, or 9%, respectively, compared to the same periods of the prior fiscal year. The increase in gross profit for the nine and three-month periods is primarily attributable to the increase in revenues described above. Margins slightly increased from 29.6% for the nine-month period ended March 31, 2024 to 30.2% for the nine-month period ended March 31, 2025, and slightly decreased from 30.7% for the three-month period ended March 31, 2024 to 30.0% for the three-month period ended March 31, 2025, in each case primarily due to changes in product and customer mix. In addition, margins for the three-month period ended March 31, 2025 were impacted by large industrial projects completed during the quarter, which generally have a lower margin as compared to other projects.

Selling, General and Administrative Expenses

Operating expenses increased $4.9 million, or 7%, and $2.4 million, or 10%, for the nine and three-month periods ended March 31, 2025, respectively, compared to the same periods of the prior fiscal year. The increases were primarily attributable to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in salary, rent, technology costs, professional fees, and insurance costs to support the Company’s growth, and (c) fees and expenses, consisting primarily of legal and other professional fees, related to the acquisitions during the nine and three-month periods ended March 31, 2025, and the acquisition of GNA which was completed on April 1, 2025.

Interest Expense, Net

Interest expense for the nine and three-month periods ended March 31, 2025 was $1.7 million and $0.6 million, respectively, compared to $2.3 million and $0.7 million for the nine and three-month periods ended March 31, 2024, respectively. The decreases in interest expense were attributable primarily to decreases in the average outstanding balance and the effective interest rate incurred on outstanding borrowings.

Income Taxes

The Company’s effective tax rate was 32.0% and 39.1% for the nine and three-month periods ended March 31, 2025, respectively, compared to 37.3% and 44.8% for the nine and three-month periods ended March 31, 2024, respectively. The decreases in the effective tax rate are attributable to a decrease in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation.

Net Income

Net income for the nine and three-months ended March 31, 2025 was $5.4 million and $1.0 million, respectively, compared to net income of $3.6 million and $1.0 million for the nine and three-month periods ended March 31, 2024, respectively. The increases in net income were attributable primarily to the increases in revenue and gross profit, offset in part by the increases in operating expenses as described above.

Consolidated Financial Condition

The Company’s total assets increased from $230.7 million at June 30, 2024 to $251.8 million at March 31, 2025. The increase in total assets was primarily attributable to an increase in current assets, including inventory, accounts receivable, and vendor deposits, as described under “Liquidity and Capital Resources - Working Capital” below, and increases in intangible assets and goodwill attributable to companies acquired during the period. The Company’s total liabilities increased from $94.1 million at June 30, 2024 to $111.6 million at March 31, 2025, which was primarily attributable to an increase in accounts payable and long-term debt.

Liquidity and Capital Resources

For the nine-month period ended March 31, 2025, cash increased by approximately $1.4 million compared to a decrease of approximately $2.6 million during the nine-month period ended March 31, 2024. The Company’s primary sources of cash are sales and borrowings under its credit facility. The Company’s primary uses of cash are purchases of the products sold by the Company, employee related costs, and the cash consideration paid in connection with business acquisitions.

Working Capital

Working capital increased from $32.1 million at June 30, 2024 to $38.9 million at March 31, 2025, primarily due to the inventory of acquired businesses, increases in vendor deposits for future sales, and increases in accounts receivable related to higher sales, partially offset by increases in accounts payable.

Cash Flows

The following table summarizes the Company’s cash flow activity for the nine months ended March 31, 2025 and 2024 (in thousands):

	Nine Months Ended March 31,
	2025	2024
Net cash provided (used) by:
Operating activities	$11,325	$20,276
Investing activities	$(15,742)	$(4,641)
Financing activities	$5,772	$(18,252)

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the nine months ended March 31, 2025, operating activities provided cash of $11.3 million compared to $20.3 million of cash provided by operating activities during the nine months ended March 31, 2024. This $9.0 million decrease in cash provided by operating activities was primarily attributable to changes in working capital partially offset by an increase in net income. The changes in working capital include increases in cash used by operating activities from changes in operating assets and liabilities such as increases in accounts receivable, inventories, vendor deposits, and deferred costs, and a decrease in customer deposits, partially offset by increases to the cash provided by operating activities from an increase in accounts payable.

Investing Activities

Net cash used in investing activities increased $11.1 million to $15.7 million during the nine months ended March 31, 2025, compared to $4.6 million during the nine months ended March 31, 2024. Cash paid for acquisitions increased $11.6 million and capital expenditures decreased $0.5 million during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024.

Financing Activities

For the nine months ended March 31, 2025, financing activities provided cash of $5.8 million compared to $18.3 million of cash used by financing activities during the nine months ended March 31, 2024. This $24.1 million increase in cash provided by financing activities was primarily attributable to increased borrowings at the end of the 2025 period to provide cash for acquisitions as well as borrowings to fund working capital increases during the nine months ended March 31, 2025.

Revolving Credit Agreement

The Company is party, as borrower, to a syndicated credit agreement (the “Credit Agreement”). Prior to the amendment described below, the agreement allowed for borrowings in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. On March 26, 2025, the Company amended the Credit Agreement to increase the maximum aggregate principal amount from $100 million to $150 million and increase the accordion feature from $40 million to $50 million, for a total of $200 million. A portion of the revolving credit facility is available for swingline loans and for the issuance of standby letters of credit. The amendment increased the sublimit for swingline loans from $5 million to $7.5 million and the sublimit for standby letters of credit from $10 million to $15 million. In addition, as part of the amendment, the maturity date of the Credit Agreement was extended from May 6, 2027 to March 26, 2030.

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

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At March 31, 2025, the Company was in compliance with its covenants under the Credit Agreement and $64.0 million was available to borrow under the revolving credit facility.

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

Inflation

Inflation did not have a significant effect on the Company’s results during any of the reported periods. However, the Company faces risks relating to inflation, including the current inflationary trend, and other price increases (including due to the imposition of tariffs), including that there is no assurance that the Company will be able to effectively increase the price of its products and services to offset increased costs and any such increase may have an adverse impact on the market for the Company’s products and services.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. Monthly base rental payments were $12,000 during the initial term of the lease. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021. Base rent for the first renewal term was $19,000 per month. The Company also exercised its option to renew for the second three-year renewal term, which commenced in October 2024. Base rent for the second renewal term is $21,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under the lease totaled approximately $181,000 and $195,000 during the nine months ended March 31, 2025 and 2024, respectively, and $63,000 and $81,000 during the three months ended March 31, 2025 and 2024, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Monthly base rental payments under this lease were $26,000 initially. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space and, in connection therewith, monthly base rental payments under this lease increased to $36,000. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first renewal term is $40,000 per month. Payments under the lease totaled approximately $360,000 and $344,000 during the nine months ended March 31, 2025 and 2024, respectively, and $120,000 during each of the three months ended March 31, 2025 and 2024.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. Monthly base rental payments were $11,000 during the initial term of the lease. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term is $12,750 per month. Payments under this lease totaled approximately $114,000 and $112,000 during the nine months ended March 31, 2025 and 2024, respectively, and $38,000 and $39,000 during the three months ended March 31, 2025 and 2024, respectively.

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

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies, including the imposition of tariffs, or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service its debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As of March 31, 2025, interest on borrowings under the Company’s Credit Agreement accrued at a rate, at the Company’s election at the time of borrowing, equal to (a) SOFR plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranged between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of March 31, 2025, the Company had approximately $24.0 million of outstanding borrowings under the Credit Agreement with a weighted average interest rate of 5.68%. Based on the amount outstanding at March 31, 2025, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $240,000.

All of the Company’s export sales require the customer to make payment in United States dollars. Accordingly, foreign sales may be affected by the strength of the United States dollar relative to the currencies of the countries in which the Company’s customers are located, as well as the strength of the economies of the countries in which the Company’s customers are located. The Company has, at times in the past, paid certain suppliers in Euros. Foreign sales may also be affected by governmental policies, including the imposition of tariffs. The Company had no foreign exchange contracts outstanding at March 31, 2025 or June 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s business is subject to a number of risk factors, including those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which should be considered together with the information contained in this Report (including in the “Forward Looking Statements” section hereof) and the Company’s other filings with the SEC subsequent to the filing of the Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not have in place any formal share repurchase plans or programs. Upon request by a recipient of awards granted under the Company’s equity incentive plan, the Company may issue shares upon the vesting of restricted stock awards or restricted stock units or the grant of stock awards net of the statutory tax withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued. The following table provides information concerning shares of the Company’s common stock treated as repurchased during the quarter ended March 31, 2025 in connection with the issuance of shares upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1 – January 31, 2025	326	$17.00	—	—
February 1 – February 28, 2025	149	17.79	—	—
March 1 – March 31, 2025	—	—	—	—
Total	475	$17.25	—	—

During the quarter ended March 31, 2025, the Company did not repurchase any shares other than shares treated as repurchased upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements as described and set forth above.

Item 5. Other Information

During the quarter ended March 31, 2025, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 trading plan or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit
Number	Description
*2.01	Stock Purchase Agreement, dated February 28, 2025, by and among EVI Industries, Inc., Girbau North America Inc. and Girbau S.A. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2025)
*10.01	Second Amendment to Credit Agreement and Joinder Agreement dated as of March 26, 2025, by and among EVI Industries, Inc., certain subsidiaries of EVI Industries, Inc. identified on the signature pages thereto, as guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the lenders identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025)
*31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
+32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with this Quarterly Report on Form 10-Q.

+ Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2025		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer