Form 10-K
period 2025-06-30
EVI INDUSTRIES, INC.
filed 2025-09-11
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

Yes ☐ No ☒

The aggregate market value as of December 31, 2024 of the registrant’s common stock, the only class of voting or non-voting common equity of the registrant, held by non-affiliates of the registrant was approximately $95,922,785, based on the closing price of the registrant’s common stock on the NYSE American on that date.

The number of outstanding shares of the registrant’s common stock as of September 5, 2025 was 12,761,993.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

-i-

TABLE OF CONTENTS

(continued)

-ii-

TERMS USED IN THIS REPORT

Unless the context otherwise requires, references to the “Company” or “EVI” in this Annual Report on Form 10-K (this “Report”) refer to EVI Industries, Inc., collectively with its subsidiaries. References in this Report to “fiscal 2025” or any period thereof refer to the Company’s fiscal year ended June 30, 2025 or the applicable period thereof, as the case may be. References in this Report to “fiscal 2024” or any period thereof refer to the Company’s fiscal year ended June 30, 2024 or the applicable period thereof, as the case may be.

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

The Company’s growth strategy includes the pursuit of organic growth initiatives and a “buy-and-build” growth strategy. The Company’s “buy-and-build” growth strategy includes (i) the consideration and pursuit of acquisitions and other strategic transactions which management believes may complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company and (ii) the implementation of a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in additional sales and service personnel, new product lines, enhanced service operations and capabilities, new and improved facilities, and advanced technologies. See “Buy-and-Build Growth Strategy” below for additional information regarding the Company’s “buy-and-build” growth strategy.

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

Buy-and-Build Growth Strategy

As described above, in addition to its pursuit of organic growth initiatives, the Company’s growth strategy includes a “buy-and-build” growth strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The Company is disciplined and conservative in its consideration of acquisitions and generally seeks to identify opportunities that fit certain financial and strategic criteria. The “build” component of the strategy involves implementing a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain initiatives, which may include investments in additional sales and service personnel, new product lines, enhanced service operations and capabilities, new and improved facilities, and advanced technologies. Depending on the size of the acquisition and other factors, including market conditions at the time, the Company purchases the acquired businesses using cash and/or stock consideration consisting of shares of the Company’s common stock. The Company believes the issuance of stock consideration in transactions aligns the interests of the sellers of the acquired businesses with the interests of the Company’s other stockholders. The sellers as well as other key individuals at the acquired businesses may also be provided with the opportunity to own shares of the Company’s common stock through equity-based plans of the Company.

Acquisitions are generally effected by the Company through an existing or newly-formed subsidiary which acquires (whether by an asset purchase, stock purchase or merger) and operates the acquired business following the transaction. The Company, indirectly through its subsidiary, also assumes certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Report and Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the acquisitions consummated by the Company during fiscal 2024 and fiscal 2025, as well as an acquisition consummated by the Company subsequent to the fiscal 2025 year-end.

Customers and Markets

The Company’s customer base consists of approximately 55,000 customers located primarily in the United States, Canada, the Caribbean, and Latin America. No single customer accounted for more than 10% of the Company’s revenues for fiscal 2025 or fiscal 2024.

The Company’s commercial and industrial laundry equipment and related products are sold or leased to a wide range of customers, including, but not limited to, vended laundry facilities, industrial laundry facilities, government institutions, correctional facilities, hospitals, hospital combines, nursing homes, veterinary clinics, professional sports franchises, educational institutions, hotels, motels, food and beverage establishments, cruise lines, and specialized users.

Historically, the Company has not noted any significant seasonality.

Sales, Marketing and Customer Support

The Company employs sales personnel to market its products in the United States, Canada, the Caribbean, and Latin America. The Company has exclusive and nonexclusive distribution rights to market its products. Orders for equipment and replacement parts and accessories are generally obtained by telephone, and e-mail inquiries originated by the customer or by the Company, from existing customer relationships and from newly formed customer relationships. The Company supports its sales and leasing activities through its websites and by advertising online and in trade publications, participating in trade shows and engaging in regional promotions and incentive programs.

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

Foreign Sales

Foreign sales do not represent a significant portion of the Company’s business. The Company’s revenues from foreign sales relate principally to sales of commercial and industrial laundry and dry cleaning equipment and boilers to Canada, the Caribbean, and Latin America. All of the Company’s foreign sales require the customer to make payment in United States dollars. The Company’s sales to foreign buyers may be affected by the strength of the United States economy relative to the countries where its customers are located. The Company had no foreign exchange contracts outstanding at June 30, 2025 or 2024. As discussed elsewhere in this Report, including in “Item 1A. Risk Factors,” foreign sales may also be impacted by governmental measures, including trade policies, barriers and tariffs.

Sources of Supply

The Company purchases commercial and industrial laundry products, dry cleaning machines, boilers and other products for distribution from a number of domestic and foreign manufacturers and suppliers. The major manufacturers of the products sold by the Company are American Dryer Corporation, Chicago Dryer Company, Cleaver Brooks Inc., Girbau S.A., Dexter Laundry, Inc., Fulton Thermal Corp., Kannegiesser ETECH, Maytag Corporation, Pellerin Milnor Corporation, Unipress Corporation, Softrol Systems, Inc., Fagor Commercial, Inc., and Whirlpool Corporation. Purchases from four manufacturers accounted for a total of approximately 72% and 73% of the Company’s product purchases for fiscal 2025 and 2024, respectively. No other manufacturers accounted for more than 10% of product purchases during fiscal 2025 or fiscal 2024. The Company believes that it has good working relationships with its current manufacturers and suppliers. The Company has contracts with several of the manufacturers and suppliers of the products which the Company sells and has established, long-standing relationships with most of its manufacturers and suppliers. The Company believes that such relationships provide the Company with certain competitive advantages, including exclusivity for certain products in certain areas and, in certain cases, favorable pricing and other terms. While the Company has generally not experienced difficulty in purchasing products it distributes, the effects of, and uncertainties surrounding, international tariffs could result in disruption in fulfilling orders and increases in product costs.

The Company purchases products from a number of foreign suppliers. The Company’s purchases from foreign suppliers may be affected by the strength of the United States dollar relative to the currencies of the countries where its suppliers are located. Particularly, a weaker U.S. dollar would result in increased costs, which in turn would negatively affect the Company’s operating results. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at June 30, 2025 or 2024. As discussed elsewhere in this Report, including in “Item 1A. Risk Factors,” foreign purchases may also be impacted by governmental measures, including trade policies, barriers and tariffs.

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

Due to special options and features on most of the larger and more expensive equipment ordered by customers, in most instances, the Company purchases the equipment distributed by it after its receipt of orders from its customers. However, from time to time, including in fiscal 2025 and fiscal 2024, the Company purchased inventory in advance to take advantage of favorable pricing at the time or for other purposes, including to support the Company’s sales growth initiatives in new distribution territories and in support of growth initiatives related to the establishment of new manufacturer and supplier distribution relationships. The Company also maintains an inventory of more standardized and smaller-sized equipment that often requires more rapid delivery to meet customer needs.

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

Human Capital Resources

As of August 1, 2025, the Company had 850 full and part-time employees. All of the Company’s employees are based in the United States. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

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

The Company obtains its products from third-party suppliers. Although purchasing volume can provide benefits when dealing with suppliers, suppliers may not be able to provide the products and supplies that the Company needs in the quantities and at the prices requested, including due to conditions outside of the supplier’s control. The Company is also subject to delays caused by interruptions in production and increases in product costs based on conditions outside of the Company’s control. These conditions include shortages of qualified labor for suppliers, governmental regulations and measures, including the imposition of tariffs and effects thereof, work slowdowns, work interruptions, strikes or other job actions by employees of suppliers, weather conditions, transportation interruptions, unavailability of fuel or increases in fuel costs, product recalls, competitive demands, civil insurrection or social unrest, terrorist attacks, natural disasters, epidemics, pandemics or other disease outbreaks or catastrophic events. Many of these conditions are outside of the Company’s control and could also impair the Company’s ability to provide its products and services to its customers or increase the cost of doing so. In recent years, customer demand has outpaced available supply, which has resulted in, and may continue to result in, delays in delivering products or services to the Company’s customers, as well as increases in product costs. The inability to obtain adequate supplies of products and/or to timely provide products and services and fulfill the Company’s other obligations to its customers, whether as a result of any of the foregoing factors or otherwise, could have an adverse effect on the Company’s business, results of operations and financial condition, including, without limitation, if the Company’s customers turn to other distributors.

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

While the Company purchases the products it distributes from a number of manufacturers and suppliers, purchases from four manufacturers accounted for a total of approximately 72% and 73% of the Company’s product purchases for fiscal 2025 and 2024, respectively. The Company believes it has good working relationships with the manufacturers or suppliers from which the Company purchases its products. However, if such relationships deteriorate or the Company is unable to maintain such relationships, including with any of its or its acquired businesses’ principal manufacturers or suppliers, the Company’s business and results could be materially and adversely impacted. In addition, efforts of the Company and its acquired businesses to mitigate any loss, including brand shifts, may not be successful. Further, the Company does not have contracts with all of its manufacturers, and certain contracts the Company does have are short term agreements and can be terminated on short notice. In addition, suppliers may not comply with the terms of any agreements or may choose to terminate such agreements, allow such agreements to expire without renewal, or seek to revise the agreements on terms which are less favorable to the Company than the prevailing terms, any of which could materially and adversely impact the Company’s business and results.

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

The Company’s business and results may be impacted by international trade policies, including the imposition of tariffs.

During the first half of 2025, the U.S. government announced numerous changes to its trade policy, including changes to existing trade agreements and the use of tariffs to enforce trade policy. The tariffs impact various jurisdictions from where the Company sources its products. While the tariffs have not to date had a significant impact on the Company’s results, the trade policies are subject to change with limited or no advance notice and it is uncertain what, if any, impact tariffs or other trade policies may have on the Company in the future, including on its ability to purchase products sourced internationally or the prices thereof. The tariffs could significantly increase the cost of the Company’s products and/or limit the availability of those products. The Company plans to address the risk through supplier negotiations and increasing selling prices. However, there is no assurance that any such efforts will be successful. If the Company’s efforts are unsuccessful, its gross profit and other results could be negatively impacted. Without limiting the generality of the foregoing, there is no assurance that the Company will be able to successfully increase its sales prices in order to offset any increase in the prices of the products it purchases, and price increases may result in reduced customer demand. The actual impact of tariffs is subject to a number of factors, including the duration of such tariffs, changes to the countries included in the scope of tariffs, changes to amounts, potential retaliatory tariffs imposed by other countries, and other variables, as well as the success of any actions taken by the Company in connection therewith.

Unexpected events, such as public health issues, natural disasters, geopolitical conflicts, civil unrest, severe weather and terrorist activities, may disrupt the Company’s operations and increase its costs.

The outbreak of a pandemic or public health crisis may adversely impact the Company. In addition, the occurrence of other unexpected events, including natural disasters, civil unrest, geopolitical conflicts (including the current conflict between Ukraine and Russia as well as the conflict in the Middle East) and/or terrorist activities could adversely affect the Company’s operations and financial performance, including that the escalation of any conflicts or the expansion of any conflicts to impact additional regions could heighten many of the other risk factors included in this Item 1A.

The Company faces risks related to its foreign purchases and sales.

The Company’s revenues from foreign sales relate principally to the Company’s sales of commercial and industrial laundry and dry cleaning equipment and boilers to Canada, the Caribbean, and Latin America. All of the Company’s foreign sales require the customer to make payment in United States dollars. The Company also purchases products from a number of foreign suppliers. The Company’s purchases from foreign suppliers and sales to foreign buyers may be affected by the strength of the United States economy and dollar relative to the economies and currencies of the countries where its customers and suppliers are located. Particularly, a weaker U.S. dollar would result in increased costs, which in turn would negatively affect the Company’s operating results. Foreign sales and purchases may also be affected by governmental measures, including trade policies, barriers and tariffs (as discussed under “The Company’s business and results may be impacted by international trade policies, including the imposition of tariffs” above).

Further, conducting an international business inherently involves a number of other difficulties, risks and uncertainties, such as:

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

The Company is dependent upon a variety of internal computer and telecommunication systems to operate its business, including its enterprise resource planning (“ERP”) systems. Any disruptions, delays or deficiencies in the design and/or implementation of the ERP system, or in the performance of legacy systems, particularly any disruptions, delays or deficiencies that impact the Company’s operations, could adversely affect the Company’s ability to effectively run and manage its information systems. Further, as the Company is dependent upon its ability to gather and promptly transmit accurate information to key decision makers, the Company’s business, results of operations and financial condition may be adversely affected if the Company’s information systems do not allow the Company to transmit accurate information, even for a short period of time. Failure to properly or adequately address these issues could impact the Company’s ability to perform necessary business operations, which could adversely affect the Company’s reputation, competitive position, business, results of operations and financial condition.

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

The Company is party, as borrower, to a syndicated credit agreement (the “Credit Agreement”) in the maximum aggregate principal amount of up to $150 million, with an accordion feature to increase the revolving credit facility by up to $50 million for a total of $200 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $7.5 million and for the issuance of standby letters of credit of up to a sublimit of $15 million. The maturity date of the Credit Agreement is March 26, 2030. The Company had $53.0 million outstanding borrowings under the Credit Agreement as of June 30, 2025.

Borrowings (other than swingline loans) under the Credit Agreement bear interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) the Secured Overnight Financing Rate (“SOFR”) plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio.

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

The Company’s management, including Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, and the Company’s Board of Directors through stockholders agreement granting it the right to direct the voting of certain shares issued as consideration in acquisitions, may be deemed to control the Company as a result of their collective voting power over shares representing approximately 57.4% of the issued and outstanding shares of the Company’s common stock as of June 30, 2025. Under the Company’s Bylaws, directors are elected by a plurality vote and all other matters put to a vote of the Company’s stockholders require the affirmative vote of a majority of the shares of the

Company’s common stock represented at a meeting, in person or by proxy, and entitled to vote on the matter unless a greater percentage is required by applicable law. Consequently, other than in very limited circumstances where a greater vote is required by applicable law, Mr. Nahmad and the other members of the Company’s management, without the consent or vote of any other stockholders of the Company, have the voting power to elect directors and approve other actions that require stockholder approval. The interests of the Company’s management may conflict with the interests of the Company’s other stockholders and also could have the effect of delaying or preventing a change in control of the Company or its management and/or adversely impact the market price of the Company’s common stock or the ability of the Company’s other stockholders to receive a premium for their shares in connection with any sale of the Company.

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

As permitted by Delaware law, the Company’s Board of Directors is authorized under the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to approve the issuance by the Company of up to 200,000 shares of preferred stock, and to designate the relative rights, preferences and limitations of any preferred stock so issued, in each case, without any action on the part of the Company’s stockholders. Currently, no shares of preferred stock are outstanding. In the event that the Company issues preferred stock in the future that has preference over the Company’s common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up of the Company, the rights of holders of shares of the Company’s common stock may be adversely affected. In addition, the Company is authorized under its Certificate of Incorporation to issue up to 20,000,000 shares of common stock. Inclusive of unvested restricted stock awards, there are currently approximately 14.2 million shares of common stock outstanding. Subject to applicable law and the rules and regulations of the NYSE American, the Company’s Board of Directors (or a committee thereof, in the case of shares issued under the Company’s equity-based compensation plan) has the power to approve the issuance of any authorized but unissued shares of the Company’s common stock, and any such issuances, including, without limitation, those under the Company’s equity-based compensation plan or pursuant to any acquisitions or other strategic transactions consummated by the Company or in connection with the financing thereof, would result in dilution to the Company’s stockholders. These provisions of the Certificate of Incorporation could also delay or prevent a change in control of the Company or its management, and could limit the price that investors are willing to pay in the future for shares of the Company’s common stock.

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

In addition, while businesses acquired during the fiscal year covered by the applicable Annual Report on Form 10-K are permitted to be excluded from the scope of management’s report on internal control over financial reporting and the related auditor attestation for such Annual Report on Form 10-K (as is the case with the exclusion of the businesses acquired by the Company in fiscal 2025 from the scope of management’s report on internal control over financial reporting and the related auditor attestation for this Report), the Company will face challenges and be required to incur expenses in connection with, and devote significant management time to, the internal control over financial reporting of acquired businesses. There is no assurance that any issues, deficiencies, significant deficiencies or material weaknesses in internal controls identified at acquired businesses will be remedied in a timely or cost-efficient manner or at all.

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

During the fiscal year ended June 30, 2025, the Company did not identify any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

Item 2. Properties.

The Company’s principal executive offices are located in Miami, Florida. The Company’s principal properties include warehousing and distribution facilities and administrative office space, all of which are leased (generally for terms of three to ten years).

At June 30, 2025, the Company had a total of 36 warehousing and distribution facilities and administrative facilities located across 22 U.S. states. Senior management and support staff are located at the Company’s principal executive offices and other administrative offices mostly adjacent to the Company’s warehousing and distribution facilities. The facilities have an aggregate of approximately 547,000 square feet of space. The Company believes that its facilities are sufficient to meet the Company’s present operating needs.

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

As of September 5, 2025, there were approximately 144 holders of record of the Company’s common stock.

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

On September 11, 2024, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.31 per share (totaling approximately $4.6 million in the aggregate), which was paid on October 7, 2024 to stockholders of record at the close of business on September 26, 2024.

On September 11, 2025, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.33 per share to be paid on October 6, 2025 to shareholders of record at the close of business on September 25, 2025.

As described above, future dividends will be considered in light of the Company’s financial position and liquidity needs, and other factors deemed relevant by the Company’s Board of Directors.

See Part III, Item 12 of this Report for information regarding securities authorized for issuance under the Company’s equity-based compensation plans.

The Company does not have in place any formal share repurchase plans or programs. Upon request by a recipient of awards granted under the Company’s equity incentive plan, the Company may issue shares upon vesting of restricted stock awards or units or upon the issuance of stock awards, in each case, net of the statutory withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued upon vesting.

During the quarter ended June 30, 2025, the Company did not repurchase any shares of its common stock other than 1,499 shares treated as repurchased upon the vesting of restricted stock units, as described above.

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

The Company’s growth strategy includes the pursuit of organic growth initiatives and a “buy-and-build” growth strategy. The Company’s “buy-and-build” growth strategy includes (i) the consideration and pursuit of acquisitions and other strategic transactions which management believes may complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company and (ii) the implementation of a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in additional sales and service personnel, new product lines, enhanced service operations and capabilities, new and improved facilities, and advanced technologies. See “Buy-and-Build Growth Strategy” below for information regarding business acquisitions consummated during the fiscal year ended June 30, 2024 (“fiscal 2024”) and the fiscal year ended June 30, 2025 (“fiscal 2025”), as well as an acquisition consummated subsequent to fiscal 2025 year-end.

The Company reports its results of operations through a single operating and reportable segment.

Total revenues for fiscal 2025 increased by 10% compared to fiscal 2024. The increase was attributable to revenues generated by businesses acquired by the Company during fiscal 2025 as well as price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating cost increases.

Net income for fiscal 2025 increased by 33% from fiscal 2024. The increase in net income was primarily attributable to increases in revenue (as described above) and gross margin, partially offset by increases in selling, general, and administrative expenses.

The Company’s operating expenses consist primarily of (a) selling, general and administrative expenses, primarily salaries, and commissions and marketing expenses that are variable and correlate to changes in sales, (b) expenses related to the operation of warehouse facilities, including a fleet of installation and service vehicles, and facility rent, which are payable mostly under non-cancelable operating leases, and (c) operating expenses at the parent company, including compensation expenses, fees for professional services, expenses associated with being a public company and investments and other expenses in furtherance of the Company’s “buy-and-build” growth strategy and other growth and optimization initiatives.

Buy-and Build Growth Strategy

The Company’s acquisitions under its “buy-and-build” growth strategy described above during fiscal 2024 and fiscal 2025 were as follows:

During fiscal 2024, the Company acquired Pennsylvania-based ALVF, Inc. (d/b/a ALCO Washer Center) and Texas-based Signature Services Corporation (d/b/a Ed Brown Distributors). The total consideration for these transactions consisted of $2.0 million in cash and the issuance of 8,621 shares of the Company’s common stock.

During fiscal 2025, the Company acquired Florida-based Laundry Pro of Florida, Inc., Indiana-based O’Dell Equipment & Supply, Inc., Illinois-based Haiges Machinery, Inc., and Wisconsin-based Girbau North America, Inc. The total consideration for these transactions was $51.0 million, consisting of $50.6 million in cash, net of cash acquired, $4.2 million in amounts payable to a seller as of June 30, 2025 related to post-closing working capital adjustments, and the settlement of acquirer receivables of $3.8 million.

The acquired companies generally distribute commercial, industrial, and vended laundry products and provide installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. Acquisitions are generally effected by the Company through an existing or newly-formed subsidiary which acquires (whether by an asset purchase, stock purchase or merger) and operates the acquired business following the transaction. The Company, indirectly through its subsidiary, also assumes certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements.

In addition to the foregoing, on August 1, 2025, the Company acquired New York-based ASN Laundry Group for total consideration of $0.6 million in cash. The financial position, including assets and liabilities, and results of operations of ASN Laundry Group following the August 1, 2025 closing date of the acquisition will be included in the Company’s consolidated financial statements commencing in the quarter ending September 30, 2025.

See Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the acquisitions described above.

Consolidated Financial Condition

The Company’s total assets increased from $230.7 million at June 30, 2024 to $307.0 million at June 30, 2025. The increase in total assets was primarily attributable to the assets of the businesses acquired during fiscal 2025, including accounts receivable, inventory, intangible assets, and goodwill. The Company’s total liabilities increased from $94.1 million at June 30, 2024 to $163.6 million at June 30, 2025, primarily due to increases in payables related to acquired businesses and long-term debt used to acquire such businesses.

Liquidity and Capital Resources

The Company had approximately $8.9 million of cash at June 30, 2025 compared to $4.6 million of cash at June 30, 2024. The increase in cash was primarily due to cash generated from operations and borrowings on the Company’s credit facility, offset in part by cash consideration paid in connection with the Company’s business acquisitions during fiscal 2025 and capital expenditures, as well the timing of optional payments on the Company’s credit facility. The Company’s primary sources of cash are sales of products and services, and borrowings under its credit facility. The Company’s primary uses of cash are purchases of the products sold by the Company, employee related costs, and the cash consideration paid in connection with business acquisitions.

The following table summarizes the Company’s Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year Ended June 30,
Net cash provided (used) by:	2025	2024
Operating activities	$21,265	$32,652
Investing activities	$(51,786)	$(6,816)
Financing activities	$34,815	$(27,199)

For fiscal 2025, operating activities provided cash of approximately $21.3 million compared to cash provided by operating activities of approximately $32.7 million in fiscal 2024. The $11.4 million decrease in cash provided by operating activities was primarily attributable to an increase in accounts receivable, offset in part by increases in accounts payable, accrued expenses, and net income.

Investing activities used cash of approximately $51.8 million during fiscal 2025 compared to approximately $6.8 million in fiscal 2024. The $45.0 million increase in cash used by investing activities is due primarily to a greater amount of cash consideration paid in connection with business acquisitions in fiscal 2025 as compared to fiscal 2024.

Financing activities provided cash of approximately $34.8 million in fiscal 2025 compared to cash used by financing activities of approximately $27.2 million in fiscal 2024. The $62.0 million increase in cash provided by financing activities was attributable primarily to borrowings under the Company’s credit facility to fund the Company’s acquisitions in fiscal 2025.

The Company is party, as borrower, to a syndicated credit agreement (the “Credit Agreement”). Prior to the amendment described below, the agreement allowed for borrowings in the maximum aggregate principal amount of up to $100 million, with an accordion feature to increase the revolving credit facility by up to $40 million for a total of $140 million. On March 26, 2025, the Company amended the Credit Agreement to increase the maximum aggregate principal amount from $100 million to $150 million and increase the accordion feature from $40 million to $50 million, for a total of $200 million. A portion of the revolving credit facility is available for swingline loans and for the issuance of standby letters of credit. The amendment increased the sublimit for swingline loans from $5 million to $7.5 million and the sublimit for standby letters of credit from $10 million to $15 million. In addition, as part of the amendment, the maturity date of the Credit Agreement was extended from May 6, 2027 to March 26, 2030. As of June 30, 2025, $56.1 million was available to borrow under the revolving credit facility.

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

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of June 30, 2025, the Company was in compliance with its covenants under the Credit Agreement.

The obligations of the Company under the Credit Agreement are collateralized by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

The Company believes that its existing cash, anticipated cash from operations and funds available under the Company’s Credit Agreement will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months from the filing of this Report, and the foreseeable future thereafter. The Company may also seek to raise funds through the issuance of equity and/or debt securities or the incurrence of additional secured or unsecured indebtedness, including in connection with acquisitions or other transactions pursued by the Company as part of its “buy-and-build” growth strategy.

Off-Balance Sheet Financing

As of June 30, 2025, the Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues

Revenues for fiscal 2025 increased by approximately $36.3 million (10%) from fiscal 2024. The increase was primarily attributable to revenues generated by businesses acquired by the Company during fiscal 2025 as well as price increases established throughout the Company’s product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating cost increases.

Cost of Sales and Selling, General and Administrative Expenses

	Fiscal Year Ended June 30,
	2025	2024
As a percentage of revenues:
Cost of sales, net	69.6%	70.2%
As a percentage of revenues:
Selling, general and administrative expenses	26.8%	26.5%

Cost of sales, expressed as a percentage of revenues, decreased to 69.6% in fiscal 2025 from 70.2% in fiscal 2024, representing gross margins of 30.4% in fiscal 2025 and 29.8% in fiscal 2024. The decrease in cost of sales as a percentage of revenues and increase in gross margin were primarily attributable to favorable changes in product and customer mix. The increase in gross margin is also attributable to the Company’s efforts to drive higher quality sales opportunities from promoting solution selling as a value-added distributor.

Selling, general and administrative expenses increased by approximately $11.0 million (12%) in fiscal 2025 compared to fiscal 2024, primarily due to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in salary, stock compensation, rent, technology costs, professional fees, and insurance costs to support the Company’s growth, and (c) depreciation and amortization. As a percentage of revenues, selling, general and administrative expenses increased to 26.8% in fiscal 2025 from 26.5% in fiscal 2024.

Interest Expense

Interest expense, net remained flat in fiscal 2025 compared to fiscal 2024 as increases in the average outstanding debt balances were offset by decreases in the effective interest rate incurred on outstanding borrowings.

Provision for Income Taxes

The Company’s effective income tax rate was 32.0% for fiscal 2025 compared to 36.4% in fiscal 2024. The decrease in the effective income tax rate in fiscal 2025 is attributable to a decrease in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation and higher net income.

Inflation

Inflation did not have a significant effect on the Company’s results during fiscal 2025 or fiscal 2024. However, the Company faces risks relating to inflation, including the current inflationary trend, and other price increases (including due to the imposition of tariffs), which may have an adverse impact on the market for the Company’s products and services, including that there is no assurance that the Company will be able to effectively increase the price of its products and services to offset increased costs.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals (or former principals) of the Company or its subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021, and the second three-year renewal term, which commenced in October 2024. Base rent for the first renewal term was $19,000 per month. Base rent for the second renewal term is $21,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $244,000 and $252,000 during fiscal 2025 and fiscal 2024, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the initial term was $36,000 per month. Base rent for the first renewal term is $40,000 per month. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $480,000 and $464,000 during fiscal 2025 and fiscal 2024, respectively.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the initial term was $11,000 per month. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term is $12,750 per month. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $152,000 and $150,000 during fiscal 2025 and fiscal 2024, respectively.

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

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The identification and measurement of goodwill impairment involves the estimation of the fair value of the reporting unit and involves uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The Company performed its annual impairment test on April 1, 2025 and determined there was no impairment.

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

Business Combinations

The determination of the fair value of net assets acquired in a business combination requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. Consideration paid generally consists of cash and, from time to time, shares of the Company’s common stock.

Due to the time required to gather and analyze the necessary data for each acquisition, GAAP provides a “measurement period” of up to one year from the date of acquisition in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of the acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. Measurement period adjustments are recorded to goodwill. Other revisions to fair value estimates, including those relating to facts and circumstances that occur subsequent to the date of the acquisition, are reflected as income or expense, as appropriate.

Significant changes in the assumptions or estimates for a particular acquisition or in the underlying acquisition-related valuations, including the expected profitability or cash flows of an acquired business or assumptions related to the existence or amount of the acquired assets or assumed liabilities, could result in materially different estimates of the fair value of the net assets acquired in the acquisition, which could positively or negatively affect the Company’s financial results in future periods.

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

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service its debt, indebtedness may make the Company more vulnerable to economic downturns, and the terms of the Company’s indebtedness include certain covenants, which may place restrictions on the Company’s operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) SOFR plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated

Leverage Ratio. As of June 30, 2025, the Company had approximately $53.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 5.68%. Based on the amounts outstanding at June 30, 2025, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $530,000.

The Company’s revenues from foreign sales relate principally to sales of commercial and industrial laundry and dry cleaning equipment and boilers to Canada, the Caribbean, and Latin America. All of the Company’s foreign sales require the customer to make payment in United States dollars. The Company also purchases products from a number of foreign suppliers. The Company’s purchases from foreign suppliers and sales to foreign buyers may be affected by the strength of the United States dollar relative to the currencies of the countries where its customers and suppliers are located. Particularly, a weaker U.S. dollar would result in increased costs, which in turn would negatively affect the Company’s operating results. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at June 30, 2025 or 2024. As discussed elsewhere in this Report, including in “Item 1A. Risk Factors,” foreign sales and purchases may also be impacted by governmental measures, including trade policies, barriers and tariffs.

The Company’s cash is maintained in bank accounts which bear interest at prevailing interest rates. While depositary accounts are covered by Federal Deposit Insurance Corporation (“FDIC“) insurance and the Company does not currently believe that it is exposed to significant credit risk due to the financial position of the banks in which the Company’s cash is held, and the Company has exposure to the extent its cash balances exceed the current $250,000 in maximum FDIC coverage.

Item 8. Financial Statements and Supplementary Data.

EVI Industries, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

EVI Industries, Inc.

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EVI Industries, Inc. (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 11, 2025 expressed an unqualified opinion thereon.

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

Revenue Transactions

As described in Note 2 to the consolidated financial statements, the Company generates revenue primarily from contracts for the sale of equipment and parts to customers, which may include installation services. Revenue is recognized on these contracts when control transfers to the Company’s customers via shipment of products or provision of services and the Company has the right to receive consideration for these products and services.

We identified revenue recognition attributable to contracts for the sale of equipment and parts to customers, which may include installation, as a critical audit matter. Auditing whether and when the sale of equipment and parts transferred to customers including installation was especially challenging due to the extent of audit effort required to evaluate the large volume of transactions.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of certain controls over revenue recognition relating to whether and when control of equipment and parts sold, including installation were transferred to customers.

●	Testing revenue transactions on a sample basis by evaluating whether and when control of the equipment and parts sold, including installation, were transferred to customers by obtaining and inspecting: (i) contracts, (ii) invoices, and (iii) shipping documents or evidence of installation, where applicable.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2018.

Miami, Florida

September 11, 2025

EVI Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

ASSETS
	June 30, 2025	June 30, 2024
Current assets
Cash	$8,852	$4,558
Accounts receivable, net of allowance for expected credit losses	60,494	40,932
Inventories, net	66,059	47,901
Vendor deposits	1,396	1,657
Contract assets	289	1,222
Other current assets	8,346	5,671
Total current assets	145,436	101,941

Equipment and improvements, net	17,772	13,950
Operating lease assets	10,751	8,078
Intangible assets, net	30,875	22,022
Goodwill	91,667	75,102
Other assets	10,527	9,566

Total assets	$307,028	$230,659

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	June 30, 2025	June 30, 2024
Current liabilities
Accounts payable and accrued expenses	$50,963	$30,904
Accrued employee expenses	15,398	11,370
Customer deposits	24,316	24,419
Contract liabilities	408	-
Current portion of operating lease liabilities	3,778	3,110
Total current liabilities	94,863	69,803

Deferred income taxes, net	7,691	5,498
Long-term operating lease liabilities	7,997	5,849
Long-term debt, net	53,000	12,903

Total liabilities	163,551	94,053

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; authorized shares – 20,000,000; 12,983,872 shares issued at June 30, 2025 and 12,868,709 shares issued at June 30, 2024, including shares held in treasury	325	322
Additional paid-in capital	111,219	106,540
Treasury stock, 221,879 shares, at cost, at June 30, 2025 and 184,672 shares, at cost, at June 30, 2024	(5,155)	(4,439)
Retained earnings	37,088	34,183
Total shareholders’ equity	143,477	136,606
Total liabilities and shareholders’ equity	$307,028	$230,659

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year ended June 30,
	2025	2024
Revenues	$389,830	$353,563
Cost of sales	271,482	248,310
Gross profit	118,348	105,253
Selling, general and administrative expenses	104,580	93,625
Operating income	13,768	11,628
Interest expense, net	2,743	2,744
Income before provision for income taxes	11,025	8,884
Provision for income taxes	3,527	3,238

Net income	$7,498	$5,646

Net earnings per share – basic	$0.50	$0.39

Net earnings per share – diluted	$0.49	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2023	12,711,558	$318	$101,225	134,001	$(3,195)	$32,608	$130,956

Share repurchases	-	-	-	50,671	(1,244)	-	(1,244)

Vesting of restricted shares	142,814	4	(4)	-	-	-	-

Issuances of shares under employee stock purchase plan	5,716	-	116	-	-	-	116

Issuances of shares in connection with acquisitions	8,621	-	229	-	-	-	229

Amount of dividends paid ($0.28 per share)	-	-	-	-	-	(4,071)	(4,071)

Stock compensation	-	-	4,974	-	-	-	4,974

Net income	-	-	-	-	-	5,646	5,646
Balance at June 30, 2024	12,868,709	322	106,540	184,672	(4,439)	34,183	136,606

Share repurchases	-	-	-	37,207	(716)	-	(716)

Vesting of restricted shares	108,236	3	(3)	-	-	-	-

Issuances of shares under employee stock purchase plan	6,927	-	124	-	-	-	124

Amount of dividends paid ($0.31 per share)	-	-	-	-	-	(4,593)	(4,593)

Stock compensation	-	-	4,558	-	-	-	4,558

Net income	-	-	-	-	-	7,498	7,498
Balance at June 30, 2025	12,983,872	$325	$111,219	221,879	$(5,155)	$37,088	$143,477

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

Years ended June 30,	2025	2024

Operating activities:
Net income	$7,498	$5,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,692	5,983
Amortization of debt discount	54	34
Provision for expected credit losses	1,052	688
Non-cash lease expense	143	14
Stock compensation	4,558	4,974
Inventory reserve	182	54
(Benefit) provision for deferred income taxes	(821)	475
Other	(87)	25
(Increase) decrease in operating assets:
Accounts receivable	(11,058)	7,028
Inventories	211	11,901
Vendor deposits	261	634
Contract assets	1,157	(41)
Other assets	(735)	2,476
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	10,272	(8,234)
Accrued employee expenses	2,220	646
Customer deposits	(742)	1,017
Contract liabilities	408	(668)

Net cash provided by operating activities	21,265	32,652

Investing activities:
Capital expenditures	(4,861)	(4,867)
Cash paid for acquisitions, net of cash acquired	(46,925)	(1,949)

Net cash used by investing activities	(51,786)	(6,816)
Financing activities:
Dividends paid	(4,593)	(4,071)
Proceeds from borrowings	106,000	62,500
Debt repayments	(66,000)	(84,500)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(716)	(1,244)
Issuances of common stock under employee stock purchase plan	124	116

Net cash provided (used) by financing activities	34,815	(27,199)
Net increase (decrease) in cash	4,294	(1,363)
Cash at beginning of year	4,558	5,921

Cash at end of year	$8,852	$4,558

Supplemental information:
Cash paid for interest	$2,500	$2,783
Cash paid for income taxes	$2,976	$4,575
Supplemental disclosure of non-cash financing activities
Common stock issued for acquisitions	$-	$229
Supplemental disclosure of non-cash investing activities
Amounts owed to sellers in connection with acquisitions	$4,181	$-

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

“Buy-and-Build” Growth Strategy

The Company’s growth strategy includes the pursuit of organic growth initiatives and a “buy-and-build” growth strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The “build” component of the strategy involves implementing a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain initiatives, which may include investments in additional sales and service personnel, new product lines, enhanced service operations and capabilities, new and improved facilities, and advanced technologies.

The businesses acquired by the Company generally distribute commercial, industrial, and vended laundry products and provide installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. Acquisitions are generally effected by the Company through an existing or newly-formed subsidiary which acquires (whether by an asset purchase, stock purchase or merger) and operates the acquired business following the transaction. The Company, indirectly through its subsidiary, also assumes certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements.

See Note 3 for information about the acquisitions consummated by the Company during the fiscal year ended June 30, 2025 (“fiscal 2025”) and the fiscal year ended June 30, 2024 (“fiscal 2024”), as well as the acquisition consummated by the Company subsequent to the fiscal 2025 year-end.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements and accompanying notes were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Revenue from products transferred to customers at a point in time include commercial and vended laundry parts and equipment sales and accounted for approximately 87% and 83% of the Company’s revenue for fiscal 2025 and fiscal 2024, respectively. Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the Company’s customer are satisfied, which generally occurs with the transfer of control upon shipment.

The Company’s products are typically sold with a manufacturer’s warranty. Accordingly, warranty expense and product returns have not been significant.

Revenues that are recognized over time include (i) longer-termed contracts that include equipment purchased with installation and construction services, (ii) maintenance contracts, and (iii) service contracts. Revenue from products and services that are recognized over time accounted for approximately 13% and 17% of the Company’s revenue for fiscal 2025 and fiscal 2024, respectively.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Costs, estimated earnings and billings on longer-term contracts when the cost-to-cost method of revenue recognition is utilized as of June 30, 2025 and 2024 consisted of the following (in thousands):

June 30,	2025	2024

Costs incurred on uncompleted contracts	$275	$1,795
Estimated earnings	147	379
Less: billings to date	(647)	(1,190)
Retainage	106	238
Ending balance	$(119)	$1,222

These amounts are included in the Company’s consolidated balance sheets under the following captions (in thousands):

June 30,	2025	2024
Contract assets	$289	$1,222
Contract liabilities	(408)	-
Ending balance	$(119)	$1,222

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

Goodwill	Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net assets acquired in a business combination. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The identification and measurement of goodwill impairment involves the estimation of the fair value of the reporting unit and involves uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The Company performed its annual impairment test on April 1, 2025 using the qualitative assessment to evaluate relevant events and circumstances such as macroeconomic conditions, cost factors, financial performance, and others. The Company has concluded that there was no impairment of goodwill in fiscal 2025 or fiscal 2024.

Accounts Receivable	Accounts receivable are customer obligations due under what management believes to be customary trade terms. Invoices are typically due upon receipt, however, the Company may grant extended payment terms, typically 30 days, for certain customers. The Company sells its products primarily to hospitals, nursing homes, government institutions, laundry plants, hotels, motels, vended laundry facilities and

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

distributors and dry cleaning stores and chains.  The Company performs continuing credit evaluations of its customers’ financial condition and depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable.  Management reviews accounts receivable on a regular basis to determine whether it is probable that any amounts are impaired. The Company includes any balances that are deemed probable to be impaired in its overall allowance for expected credit losses. The provision for expected credit losses is recorded in selling, general and administrative expenses in the consolidated statements of operations. If customary attempts to collect a receivable are not successful, the receivable is then written off against the allowance for expected credit losses. The Company’s allowance for expected credit losses was $3.1 million and $2.1 million at June 30, 2025 and June 30, 2024, respectively. Actual write-offs may vary from the recorded allowance.

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

The Company established reserves of approximately $1.2 million and $1.1 million as of June 30, 2025 and 2024, respectively, against slow moving inventory.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

improvements, net and other assets, in the accompanying consolidated balance sheets, was $1.3 million and $0.8 million at June 30, 2025 and 2024, respectively. Computer software amortization expense was $168,000 and $189,000 in fiscal 2025 and fiscal 2024, respectively. Amortization of capitalized software is included in selling, general and administrative expenses in the consolidated statements of operations.

Business Combinations	Business combinations are accounted for at fair value. Acquisition costs are expensed as incurred. Measurement period adjustments are made in the period in which the amounts are determined and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. All changes that do not qualify as measurement period adjustments are also included in current period earnings. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions, as well as other information compiled by the Company, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill, require acceleration of the amortization expense of finite-lived intangible assets, or the recognition of additional consideration which would be expensed.

Customer-Related Intangibles, Tradenames and Other Intangible Assets	Finite-lived intangibles are amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized. Customer-related intangibles, non-compete, and other finite-lived intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over the estimated future periods to be benefited (5-10 years). The estimates of fair value of the Company’s indefinite-lived intangibles and long-lived assets are based on information available as of the date of the assessment and takes into account management’s assumptions about expected future cash flows and other valuation techniques. Amortization of finite-lived intangibles is included in selling, general and administrative expenses in the consolidated statements of operations. The Company also evaluates indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company performed its annual impairment test on April 1, 2025 using the qualitative assessment to evaluate relevant events and circumstances such as macroeconomic conditions, cost factors, financial performance, and others. Based on the assessment, the Company determined there was no impairment.

Asset Impairments	The Company periodically reviews the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell. The Company has concluded that there was no impairment of long-lived assets in fiscal 2025 or fiscal 2024.

Estimates	The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management evaluates these estimates on an ongoing basis. Estimates which may be particularly significant to the Company’s consolidated financial statements include those relating to the determination of impairment of assets (including goodwill and intangible assets), the useful life of property and equipment, the recoverability of deferred income tax assets, allowances for expected credit losses, intangible assets, estimates to complete on contracts where revenue is recognized over time, the carrying value of inventories and long-lived assets, and the timing of revenue recognition. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the recognition of revenues and expenses and the carrying value of assets and liabilities that are not readily apparent from other sources. Assumptions and estimates may, however, prove to have been incorrect, and actual results may differ from these estimates.

Earnings Per Share	The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. During fiscal 2025 and fiscal 2024, the Company granted restricted stock awards of 263,974 and 175,801 shares, respectively, and 139,122 and 85,672 restricted stock units, respectively, under the EVI Industries, Inc. 2015 Equity Incentive Plan, as amended (see Note 17). Shares of restricted stock are deemed to constitute a second class of stock for accounting purposes. Basic and diluted earnings per share for fiscal 2025 and fiscal 2024 are computed as follows (in thousands, except per share data):

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the years ended June 30,
	2025	2024

Net income	$7,498	$5,646
Less: distributed and undistributed income allocated to non-vested restricted common stock	1,073	717
Net income allocated to EVI Industries, Inc. shareholders	$6,425	$4,929
Weighted average shares outstanding used in basic earnings per share	12,734	12,650

Dilutive common share equivalents	425	568
Weighted average shares outstanding used in diluted earnings per share	13,159	13,218
Basic earnings per share	$0.50	$0.39
Diluted earnings per share	$0.49	$0.37

At June 30, 2025, other than 1,445,267 unvested shares subject to restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding. The remaining 609,591 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive. At June 30, 2024, other than 1,475,740 shares subject to restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding. The remaining 354,610 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive.

Supplier Concentration	The Company purchases laundry, dry cleaning equipment, boilers and other products from a number of manufacturers and suppliers. Purchases from four manufacturers accounted for a total of approximately 72% and 73% of the Company’s product purchases for fiscal 2025 and 2024, respectively.

Advertising Costs	The Company expenses the cost of advertising as of the first date an advertisement is run. The Company incurred approximately $960,000 and $852,000 of advertising costs in fiscal 2025 and fiscal 2024, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations.

Shipping and Handling	Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with the delivery of products are included in selling, general and administrative expenses.

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

The Company has no assets or liabilities that are adjusted to fair value on a recurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis, other than assets and liabilities from acquisitions, during fiscal 2025 or fiscal 2024.

The Company’s cash, accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximated estimated fair value, using Level 1 inputs. Cash is maintained with various high-quality financial institutions and have original maturities of three months or less. Accounts receivable and accounts payable approximate their fair value due to the short term nature of such accounts. The fair value of the Company’s indebtedness was estimated using Level 2 inputs based on quoted prices for those or similar debt instruments using applicable interest rates as of June 30, 2025 and approximated the carrying value of such debt because it accrues interest at variable rates that are repriced frequently. This approximates fair value based on the variable interest rate.

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

Judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowances that might be required against the deferred tax assets. Management evaluates the Company’s ability to realize its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it believes that it is more likely than not that the asset will not be realized. There were no valuation allowance adjustments during fiscal 2025 or fiscal 2024.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately reflect actual outcomes. The Company does not believe that there are any material unrecognized tax benefits as of June 30, 2025 or 2024 related to tax positions taken on its income tax returns. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statements of operations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions to be effective in fiscal 2026. The Company is currently assessing the impact of the provisions of the OBBBA on the Company’s fiscal 2026 consolidated financial statements.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Recently Issued Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to enhance segment reporting disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, as well as disclosure of the total amount and description of other segment items by reportable segment. This ASU also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosures about a reportable segment’s profit or loss and assets that are currently required on an annual basis under Segment Reporting (Topic 280) will also be required for interim periods under ASU 2023-07. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with retrospective application. The Company adopted ASU 2023-07, effective for the fiscal year ending June 30, 2025, and accordingly is providing enhanced segment disclosures herein. See Note 18, “Segment Reporting.”

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), to enhance the transparency and clarity of the components of specific expense categories in the income statement. ASU 2024-03 requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will be effective for the Company’s annual financial statements beginning in the fiscal year ending June 30, 2028. The Company is currently evaluating the impact of this accounting standard on its financial statement presentation and its related disclosures.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Management does not believe that accounting standards and updates which have been issued but are not yet effective will have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

3. Acquisitions	Fiscal 2025 Acquisitions

LPF Acquisition

On July 1, 2024, the Company completed the asset acquisition of Laundry Pro of Florida, Inc. (“LPF”), a Florida based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $5.9 million in cash. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of LPF, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2025.

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

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition. The

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

goodwill from the acquisition is deductible for income tax purposes. The financial position, including assets and liabilities, of LPF is included in the Company’s consolidated balance sheet as of June 30, 2025 and the results of operations of LPF since the July 1, 2024 closing date are included in the Company’s consolidated financial statements for fiscal 2025.

ODL Acquisition

On November 1, 2024, the Company completed the asset acquisition of O’Dell Equipment & Supply, Inc. (“ODL”), an Indiana based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $4.6 million in cash, net of working capital adjustments. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of ODL, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2025.

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

Allocation of purchase price consideration:
Accounts receivable	$409
Inventories	1,032
Equipment and improvements	183
Intangible assets	1,750
Accounts payable and accrued expenses	(361)
Customer deposits	(307)
Total identifiable net assets	2,706
Goodwill	1,894
Total	$4,600

While, as of the date of this Annual Report on Form 10-K, the Company has finalized its assessment of certain of the assets acquired and liabilities assumed, the Company is continuing its valuation of certain working capital adjustments, which is subject to adjustment in accordance with the asset purchase agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of those assets as of the closing date is obtained during the post-closing measurement period of up to one year.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

that indicate that it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets are being amortized over 10 years.

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition. The goodwill from the acquisition is deductible for income tax purposes. The financial position, including assets and liabilities, of ODL is included in the Company’s consolidated balance sheet as of June 30, 2025 and the results of operations of ODL since the November 1, 2024 closing date are included in the Company’s consolidated financial statements for fiscal 2025.

HMI Acquisition

On February 1, 2025, the Company completed the asset acquisition of Haiges Machinery, Inc. (“HMI”), an Illinois based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $2.1 million in cash, net of cash acquired. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of HMI, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2025.

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

Allocation of purchase price consideration:
Accounts receivable	$219
Inventories	689
Equipment and improvements	307
Intangible assets	230
Other assets	44
Accounts payable and accrued expenses	(80)
Customer deposits	(121)
Total identifiable net assets	1,288
Goodwill	839
Total	$2,127

While, as of the date of this Annual Report on Form 10-K, the Company has finalized its assessment of certain of the assets acquired and liabilities assumed, the Company is continuing its valuation of certain working capital adjustments, which is subject to adjustment in accordance with the asset purchase agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

as additional information to assist in determining the fair value of those assets as of the closing date is obtained during the post-closing measurement period of up to one year.

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

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition. The goodwill from the acquisition is deductible for income tax purposes. The financial position, including assets and liabilities, of HMI is included in the Company’s consolidated balance sheet as of June 30, 2025 and the results of operations of HMI since the February 1, 2025 closing date are included in the Company’s consolidated financial statements for fiscal 2025.

GNA Acquisition

On April 1, 2025, the Company completed the stock acquisition of Girbau North America, Inc. (“GNA”), acquiring 100% of the voting equity interest in GNA, which is a Wisconsin based master distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration in connection with the acquisition of $38.4 million consisted of approximately $38.0 million in cash, net of cash acquired, approximately $4.2 million in amounts payable to the seller related to post-closing working capital adjustments, and approximately $3.8 million for the effective settlement of acquirer receivables. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of GNA, consisting primarily of legal and other professional fees, were approximately $300,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the year ended June 30, 2025.

The acquisition of GNA was treated for accounting purposes as a purchase of GNA using the acquisition method of accounting in accordance with ASC 805, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following table (in thousands):

Allocation of purchase price consideration:
Accounts receivable	$8,878
Inventories	15,158
Other current assets	1,209
Equipment and improvements	2,474
Intangible assets	7,700
Other assets	1,684
Accounts payable and accrued expenses	(6,885)
Customer deposits	(55)
Deferred tax liabilities	(3,014)
Total identifiable net assets	27,149
Goodwill	11,229
Total	$38,378

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of the date of this Annual Report on Form 10-K, the Company is continuing its valuation of intangible assets, deferred tax liabilities, and certain working capital adjustments, which is subject to adjustment in accordance with the stock purchase agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of those assets as of the closing date is obtained during the post-closing measurement period of up to one year.

Intangible assets consist of $7.7 million allocated to customer-related intangible assets being amortized over 10 years.

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition. The financial position, including assets and liabilities, of GNA is included in the Company’s consolidated balance sheet as of June 30, 2025 and the results of operations of GNA since the April 1, 2025 closing date are included in the Company’s consolidated financial statements for fiscal 2025.

Fiscal 2024 Acquisitions

On September 1, 2023, the Company completed the acquisition of ALVF, Inc. (dba ALCO Washer Center) (“ALCO”), a Pennsylvania based distributor of commercial laundry products and a provider of related technical, installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $1,092,000 in cash and 8,621 shares of the Company’s common stock, with an acquisition date fair value of approximately $229,000. Fees and expenses related to the acquisition, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2024. The acquisition was treated for accounting purposes as a purchase of ALCO using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The Company allocated $899,000 to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce, as well as the expected benefits from the increased scale of the Company as a result of the acquisition. The financial position, including assets and liabilities, of ALCO is included in the Company’s consolidated balance sheets as of June 30, 2024 and 2025 and the results of operations of ALCO since the September 1, 2023 closing date are included in the Company’s consolidated financial statements for fiscal 2024 and fiscal 2025.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On June 1, 2024, the Company completed the acquisition of Signature Services Corporation (d/b/a Ed Brown Distributors) (“EBD”), a Texas based distributor of commercial laundry products and a provider of related technical, installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $937,000 in cash. Fees and expenses related to the acquisition, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2024. The acquisition was treated for accounting purposes as a purchase of EBD using the acquisition method of accounting in accordance with ASC 805, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The Company allocated $928,000 to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce, as well as the expected benefits from the increased scale of the Company as a result of the acquisition. The financial position, including assets and liabilities, of EBD is included in the Company’s consolidated balance sheets as of June 30, 2024 and 2025, and the results of operations of EBD since the June 1, 2024 closing date are included in the Company’s consolidated financial statements for fiscal 2024 and fiscal 2025.

Supplemental Pro Forma Results of Operations

The following supplemental pro forma information presents the results of operations of the Company, after giving effect to the above-described acquisitions completed by the Company during fiscal 2025 and fiscal 2024. As permitted by ASC 805-10-50-2, the following supplemental pro forma information does not give effect to the acquisition of ODL because it was impracticable to provide such information for the periods presented due to the lack of availability of meaningful financial statements of ODL that comply with GAAP.

The following supplemental pro forma information was prepared as if the acquisitions were consummated on July 1, 2023. The supplemental pro forma information set forth below reflects adjustments based on currently available information and assumptions made by management. While management believes the assumptions made are reasonable under the circumstances, they may not prove to be accurate. The pro forma information set forth below is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the Company would have been if the acquisitions had occurred on the date assumed, nor is it indicative of future results of operations.

	For the year ended June 30,
(in thousands)	2025 (Unaudited)	2024 (Unaudited)
Revenues	$433,485,131	$423,357,744
Net income	11,133,187	12,537,051

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s consolidated results of operations for fiscal 2025 include total revenue of approximately $30.8 million and total net income of approximately $2.0 million attributable to businesses acquired during fiscal 2025 and fiscal 2024, based on the consolidated effective tax rate. These results of acquired businesses do not include the effects of acquisition costs or interest expense associated with consideration paid for the acquisitions.

Subsequent Acquisition

On August 1, 2025, the Company acquired New York-based ASN Laundry Group for total consideration of $0.6 million in cash. The Company is in the process of determining the respective fair values of the assets acquired and liabilities assumed. The amounts for these items are subject to change as additional information to assist in determining their respective fair values as of the closing date is obtained during the post-closing measurement period of up to one year.

4. Accounts Receivable	Accounts receivable as of June 30, 2025 and 2024 consisted of the following (in thousands):

June 30,	2025	2024

Accounts receivable - trade	$63,572	$43,009
Allowance for expected credit losses	(3,078)	(2,077)
	$60,494	$40,932

5. Other Current Assets	Other current assets as of June 30, 2025 and 2024 were comprised of the following (in thousands):

June 30,	2025	2024

Other receivables	$539	$799
Prepaid insurance	459	337
Net investments in sales type leases - current	1,769	1,679
Other current assets	5,579	2,856
	$8,346	$5,671

6. Leases	Company as Lessee

As of June 30, 2025, the Company had 36 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2025 and 2031. Rent expense consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table sets forth the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s consolidated balance sheet as of June 30, 2025. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fiscal years ending June 30,	Maturity of Operating Lease Liabilities (in thousands)
2026	$4,233
2027	3,200
2028	2,190
2029	1,531
2030	1,256
Thereafter	412
Total lease payments	$12,822
Less: amounts representing interest	1,047
Present value of lease liabilities	$11,775
Less: current portion	3,778
Long-term portion	$7,997

The table below presents additional information related to the Company’s operating leases (in thousands):

Operating lease cost	Fiscal year ended June 30, 2025	Fiscal year ended June 30, 2024
Operating lease cost (1)	$3,967	$3,995
Variable lease cost (2)	5,016	4,810
Total lease cost	$8,983	$8,805

(1)	Expenses are classified within selling, general and administrative expenses in the Company’s consolidated statements of operations for the fiscal years ended June 30, 2025 and 2024.

(2)	Certain of the Company’s subsidiaries lease space at locations where (i) they install laundry equipment and customers pay for the use of equipment and (ii) the leased space is paid for as part of a revenue sharing arrangement. These expenses are classified within cost of sales in the Company’s consolidated statements of operations for the fiscal years ended June 30, 2025 and 2024.

The table below presents lease-related terms and discount rates as of June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Weighted average remaining lease terms
Operating leases	3.74 years	3.6 years
Weighted average discount rate
Operating leases	4.10%	3.48%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the fiscal years ended June 30, 2025 and 2024 (in thousands):

	Fiscal year ended June 30, 2025	Fiscal year ended June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:	$3,967	$3,995
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$6,197	$2,955

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments to be Received	Amortization of Unearned Income	Net Investment in Sales Type Leases

2026	$5,219	$3,362	$1,857
2027	4,086	2,575	1,511
2028	3,052	1,754	1,298
2029	2,091	1,071	1,020
2030	1,206	608	598
Thereafter	1,416	658	758
			$7,042	*

* Excludes non-guaranteed residual values of $2.8 million.

The total net investments in sales type leases, including stated residual values, as of June 30, 2025 and June 30, 2024 was $9.8 million and $9.7 million, respectively. The current portion of $1.8 million and $1.7 million is included in other current assets in the consolidated balance sheets as of June 30, 2025 and June 30, 2024, respectively, and the long term portion of $8.0 million is included in other assets in the consolidated balance sheets as of both June 30, 2025 and June 30, 2024.

7. Equipment and Improvements	Major classes of equipment and improvements as of June 30, 2025 and 2024 consisted of the following (in thousands):

June 30,	2025	2024

Furniture and equipment	$23,586	$18,512
Building and leasehold improvements	4,387	3,399
Vehicles	8,282	7,427
	36,255	29,338
Accumulated depreciation and amortization	(18,483)	(15,388)
	$17,772	$13,950

Depreciation and amortization of equipment, vehicles, and improvements totaled approximately $4.2 million in fiscal 2025 compared to $3.9 million in fiscal 2024 and is recorded in selling, general and administrative expenses.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Goodwill and Intangible Assets	The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2023	$73,388
Goodwill from fiscal 2024 acquisitions (as described in Note 3)	1,739
Working capital adjustments (1)	(25)
Balance at June 30, 2024	$75,102
Goodwill from fiscal 2025 acquisitions (as described in Note 3)	16,352
Goodwill from other acquisitions (2)	126
Working capital adjustments (3)	87
Balance at June 30, 2025	$91,667
(1)	Relates to working capital adjustments from business acquisitions consummated by the Company during fiscal 2023.
(2)	Relates to other, smaller-scale acquisitions consummated during fiscal 2025
(3)	Relates to working capital adjustments from business acquisitions consummated by the Company during fiscal 2024.

Customer-related intangibles and tradenames as of June 30, 2025 and 2024 consisted of the following (dollars in thousands):

June 30,	Estimated Useful Lives (in years)	2025	2024

Customer-related intangibles	8-10	$31,047	$20,887
Tradenames	Indefinite	14,175	13,005
		45,222	33,892
Accumulated amortization		(14,347)	(11,870)
		$30,875	$22,022

Amortization expense was approximately $2.5 million in fiscal 2025 compared to approximately $2.1 million in fiscal 2024, and is included in selling, general and administrative expenses in the consolidated statements of operations. As of June 30, 2025, the weighted average remaining estimated useful lives for customer-related intangibles was 7.4 years.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Based on the carrying amount of intangible assets as of June 30, 2025, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in the five-year period ending June 30, 2030 and thereafter is as follows (in thousands):

Fiscal years ending June 30,

2026	$3,117
2027	2,794
2028	2,272
2029	1,732
2030	1,532
Thereafter	5,253
Total	$16,700

9. Accounts Payable and Accrued Expenses	Accounts payable and accrued expenses as of June 30, 2025 and 2024 were comprised of the following (in thousands):

June 30,	2025	2024

Accounts payable	$37,942	$23,101
Accrued expenses	11,080	6,025
Sales tax accruals	1,941	1,778
	$50,963	$30,904

10. Income Taxes	The following are the components of income taxes provision (benefit) (in thousands):

Fiscal years ended June 30,	2025	2024

Current
Federal	$3,200	$2,195
State	1,148	568
	4,348	2,763

Deferred
Federal	(638)	516
State	(183)	(41)
	(821)	475
	$3,527	$3,238

The reconciliation of income tax expense computed at the federal statutory tax rate of 21% for the fiscal years ended June 30, 2025 and 2024 to the provision for income taxes is as follows (in thousands):

Fiscal years ended June 30,	2025	2024

Tax at the statutory rate	$2,313	$1,866
State income taxes, net of federal benefit	745	422
Nondeductible compensation	518	885
Other	(49)	65
	$3,527	$3,238

Effective tax rate	32.0%	36.4%

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and the basis used for income tax purposes. Significant components of the Company’s current and noncurrent deferred tax assets and liabilities as of June 30, 2025 and 2024 were as follows (in thousands):

As of June 30,	2025	2024

Deferred tax assets:
Allowance for credit losses	$472	$281
Other reserves	1,048	-
Inventory capitalization	1,303	966
Stock compensation	1,325	1,039
Accrued liabilities	1,958	1,581
Other	443	163
	6,549	4,030

Deferred tax liabilities:
Goodwill	(6,984)	(5,755)
Inventory method changes	(1,366)	-
Depreciation	(2,701)	(2,228)
Intangible assets	(3,189)	(1,348)
Other	-	(197)
	(14,240)	(9,528)
Net deferred income tax (liabilities) assets	$(7,691)	$(5,498)

As of June 30, 2025, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2020.

11. Debt	The Company’s long-term debt as of June 30, 2025 and 2024 was as follows (in thousands):

	June 30, 2025	June 30, 2024
Revolving Line of Credit	$53,000	$13,000
Less: unamortized discount and deferred financing costs	-	(97)
Total long-term debt	$53,000	$12,903

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At June 30, 2025, the Company was in compliance with its covenants under the Credit Agreement and $56.1 million was available to borrow under the revolving credit facility.

The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

The carrying value of the Company’s long-term debt reported in the consolidated balance sheets herein approximates its fair value since it bears interest at variable rates approximating market rates.

12. Related Party Transactions	Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals (or former principals) of the Company or its subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021, and the second three-year renewal term, which commenced in October 2024. Base rent for the first renewal term was $19,000 per month. Base rent for the second renewal term is $21,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $244,000 and $252,000 during fiscal 2025 and fiscal 2024, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the initial term was $36,000 per month. Base rent for the first renewal term is $40,000 per month. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $480,000 and $464,000 during fiscal 2025 and fiscal 2024, respectively.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. The lease had an initial term of three years and

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the initial term was $11,000 per month. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term is $12,750 per month. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $152,000 and $150,000 during fiscal 2025 and fiscal 2024, respectively.

13. Concentrations of Credit Risk	The Company believes that concentrations of credit risk with respect to trade receivables are limited due to the Company’s large customer base. Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold. No single customer or contract accounted for more than 10% of the Company’s revenues for fiscal 2025 or fiscal 2024. As of June 30, 2025, there were no accounts receivable due from any customer which accounted for greater than 10% of the Company’s accounts receivable.

14. Commitments and Contingencies	In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. Outstanding performance bonds totaled $1.2 million at both June 30, 2025 and June 30, 2024.

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

15. Retirement Plan	The Company has participatory deferred compensation plans under which it matches 50% of employee contributions up to 6% of an eligible employee’s yearly compensation on a discretionary basis. Employees are eligible to participate in the plans after six months of service. The Company contributed approximately $833,000 and $821,000 to the plans during fiscal 2025 and fiscal 2024, respectively. The plans are qualified plans under Section 401(k) of the Internal Revenue Code.

16. Shareholders’ Equity	The declaration and payment of cash dividends with respect to the Company’s common stock is determined by the Company’s Board of Directors based on the Company’s financial condition and liquidity needs and other factors deemed relevant by the Company’s Board of Directors. In addition, the Company’s Credit Agreement contains certain covenants which may, among other things, restrict the Company’s ability to pay dividends, and any future facilities may contain similar or more stringent requirements.

On October 4, 2023, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.28 per share (totaling approximately $4.1 million in the aggregate), which was paid on October 26, 2023 to stockholders of record at the close of business on October 16, 2023.

On September 11, 2024, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.31 per share (totaling approximately $4.6 million in the aggregate), which was paid on October 7, 2024 to stockholders of record at the close of business on September 26, 2024.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On September 11, 2025, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.33 per share to be paid on October 6, 2025 to shareholders of record at the close of business on September 25, 2025.

17. Equity Plan	Equity Incentive Plan

During 2015, the Company’s board of directors and stockholders approved the Company’s 2015 Equity Incentive Plan (the “Plan”). During December 2020, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of the Company’s common stock authorized for issuance pursuant to awards granted under the Plan from 1,500,000 shares to 3,000,000 shares. During December 2024, the Company’s stockholders approved an amendment to the Plan to, among other things, further increase the number of shares of the Company’s common stock authorized for issuance pursuant to awards granted under the Plan to 3,500,000 shares. The fair value of awards granted under the Plan is expensed on a straight-line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s consolidated statements of operations. Non-cash share-based compensation expense under the Plan totaled $4.6 million and $5.0 million for fiscal 2025 and fiscal 2024, respectively. Included within the non-cash share-based compensation expense for fiscal 2024 is an additional expense of $1.2 million related to the acceleration of vesting of 120,851 restricted stock awards and 30,000 restricted stock units, in each case, pursuant to the terms of the applicable award agreement.

During fiscal 2025, restricted stock awards of a total of 263,974 shares and 139,122 restricted stock units were granted under the Plan. A portion of the restricted stock awards granted during fiscal 2025 is scheduled to vest ratably over four years and the remainder is scheduled to vest in 10 years from the date of grant. The total grant date fair value, determined by using the closing stock price on the date of grant, of such restricted stock awards was $4.2 million. A portion of the restricted stock units granted during fiscal 2025 is scheduled to vest ratably over four years and the remainder is scheduled to vest in 4 to 19 years from the date of grant. The total grant date fair value of such restricted stock units was $2.6 million.

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

During fiscal 2025, 73,277 shares of restricted stock awards and 35,009 restricted stock units vested and 37,207 shares of common stock with an aggregate fair market value of $0.7 million were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock.

During fiscal 2024, 107,859 shares of restricted stock awards and 34,955 restricted stock units vested and 50,671 shares of common stock with an aggregate fair market

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

value of $1.2 million were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock.

As of June 30, 2025, the Company had $22.5 million and $11.0 million of total unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units, respectively, which is expected to be recognized over the weighted-average period of 11.8 years and 9.5 years, respectively.

The following is a summary of non-vested restricted stock activity as of, and for the fiscal year ended, June 30, 2025:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted stock outstanding at June 30, 2024	1,295,824	$21.06	548,524	$24.20
Granted	263,974	16.10	139,122	18.74
Vested	(73,227)	24.17	(35,009)	24.80
Forfeited	-	-	(8,304)	28.94
Non-vested restricted stock outstanding at June 30, 2025	1,486,571	20.03	644,333	22.93

Employee Stock Purchase Plan

During 2017, the Company’s stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “ESPP”). Subject to the terms and conditions thereof, the ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The ESPP provides for six-month offering periods ending on December 31 and June 30 of each year. During fiscal 2025, 6,927 shares of common stock were purchased under the ESPP for which the Company received net proceeds of $124,000. During fiscal 2024, 5,716 shares of common stock were purchased under the ESPP for which the Company received net proceeds of $116,000.

18. Segment Reporting	The Company has one operating and reporting segment: commercial laundry, which includes the distribution of commercial laundry equipment, related parts, supplies, and service. The segment is managed on a consolidated basis, with the CEO serving as the chief operating decision maker (the “CODM”). On a monthly basis, the CODM reviews financial information presented on a consolidated basis and uses consolidated operating income and net income to assess performance and allocate resources.

Significant expenses within operating income and net income include cost of sales and selling, general and administrative expenses, which are each separately presented in the consolidated statements of income. Other segment items within net income include interest and income taxes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. This evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in the 2013 Internal Control – Integrated Framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on its evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2025.

Management has excluded GNA, HMI, LPF, and ODL from its assessment of internal control over financial reporting as of June 30, 2025. These businesses were acquired by the Company during fiscal 2025, and management has not conducted an assessment of the internal control over financial reporting of these businesses. Total assets and revenues of GNA represented 20% and 4%, respectively, of the related consolidated financial statement amounts of the Company as of, and for the fiscal year ended, June 30, 2025. Total assets and revenues of HMI in each case represented 1% of the related consolidated financial statement amount of the Company as of, and for the fiscal year ended, June 30, 2025. Total assets and revenues of LPF in each case represented 2% of the related consolidated financial statement amount of the Company as of, and for the fiscal year ended, June 30, 2025. Total assets and revenues of ODL represented 2% and 1%, respectively, of the related consolidated financial statement amounts of the Company as of, and for the fiscal year ended, June 30, 2025.

BDO USA, P.C. (“BDO”), the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2025 and its report thereon is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

EVI Industries, Inc.

Miami, Florida

Opinion on Internal Control over Financial Reporting

We have audited EVI Industries, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes and our report dated September 11, 2025 expressed an unqualified opinion thereon.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Girbau North America, Inc. (“GNA”), Haiges Machinery, Inc. (“HMI”), Laundry Pro of Florida, Inc. (“LPF”), and O’Dell Equipment & Supply, Inc. (“ODL”) which were acquired by the Company during the year ended June 30, 2025, and which are included in the consolidated balance sheet of the Company as of June 30, 2025, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Total assets and revenues of GNA represented 20% and 4%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended, June 30, 2025, respectively. Total assets and revenues of HMI represented 1% and 1%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended, June 30, 2025, respectively. Total assets and revenues of LPF represented 2% and 2%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended, June 30, 2025, respectively. Total assets and revenues of ODL represented 2% and 1%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended, June 30, 2025, respectively. Management did not assess the effectiveness of internal control over financial reporting of GNA, HMI, LPF, and ODL because of the timing of their acquisitions. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of GNA, HMI, LPF and ODL.

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

/s/ BDO USA, P.C.

Miami, Florida

September 11, 2025

Item 9B. Other Information.

During the quarter ended June 30, 2025, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 trading plan or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2025 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2025 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information, as of June 30, 2025, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$-	869,884 (1)
Equity compensation plans not approved by security holders	0	$-	0
Total	0	$-	869,884 (1)

(1)	Includes 802,397 shares of the Company’s common stock available for issuance under the Company’s 2015 Equity Incentive Plan, as amended, and 67,487 shares of the Company’s common stock available for issuance under the Company’s 2017 Employee Stock Purchase Plan.

Other Information

The remaining information required by Item 12 of Form 10-K will be provided by incorporating such information by reference to the Company’s Definitive Proxy Statement with respect to the Company’s

2025 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2025 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2025 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1) Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2025 and 2024

Consolidated Statements of Operations for the years ended June 30, 2025 and 2024

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended June 30, 2025 and 2024

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

(3) Exhibits. The following exhibits are either filed as a part of or furnished with this Report, or are incorporated into this Report by reference to documents previously filed by the Company with the SEC, as indicated below:

Exhibit No.	Description

2	Stock Purchase Agreement, dated February 28, 2025, by and among the Company, Girbau North America Inc. and Girbau S.A. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2025)

3(a)(1)	Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 13, 1963 (Incorporated by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(2)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on March 27, 1968 (Incorporated by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(3)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 4, 1983 (Incorporated by reference to Exhibit 3.1(c) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(4)	Certificate of Amendment to the Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 5, 1986 (Incorporated by reference to Exhibit 3.1(d) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(5)	Certificate of Change of Location of Registered Office and of Agent, as filed with the Secretary of State of the State of Delaware on December 31, 1986 (Incorporated by reference to Exhibit 3.1(e) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(6)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 30, 1998 (Incorporated by reference to Exhibit 3.1(f) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(7)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 5, 1999 (Incorporated by reference to Exhibit 3.1(g) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(8)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 13, 2009 (Incorporated by reference to Exhibit 3.1(h) to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2009)

3(a)(9)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on November 30, 2016 (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 28, 2016)

3(a)(10)	Certificate of Amendment to the Company’s Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 21, 2018 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2018)

3(b)	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the SEC on September 14, 2020)

4(a)	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 20, 2016)

4(b)	Description of the Company’s Securities (Incorporated by reference to Exhibit 4(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 filed with the SEC on September 13, 2019)

10(a)(1)	Credit Agreement, dated as of November 2, 2018, by and among the Company, as Borrower, certain subsidiaries of the Company party thereto, as Guarantors, Bank of America, N.A, as Administrative Agent, Swingline Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bank National Association, as Joint Lead Arrangers, Merrill Lynch Pierce, Fenner & Smith Incorporated, as Sole Bookrunner, and other lender parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018)

10(a)(2)	First Amendment to Credit Agreement dated as of May 6, 2022 by and among the Company, certain subsidiaries of the Company party thereto, as Guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 10, 2022)

10(a)(3)	Annex A to First Amendment to Credit Agreement dated as of May 6, 2022 by and among the Company, certain subsidiaries of the Company party thereto, as Guarantors, the lenders identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 10, 2022)

10(a)(4)	Second Amendment to Credit Agreement and Joinder Agreement dated as of March 26, 2025 by and among the Company, certain subsidiaries of the Company identified on the signature pages thereto, as Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the lenders identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025)

10(b)(1)*	EVI Industries, Inc. 2015 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2024)

10(b)(2)*	Form of Notice of Grant and Restricted Stock Agreement (Incorporated by reference to Exhibit 10(e)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017)

10(b)(3)*	Form of Notice of Grant and Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2015)

10(c)*	EVI Industries, Inc. 2017 Employee Stock Purchase Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 30, 2017)

19	Insider Trading Policy (Incorporated by reference to Exhibit 19 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 13, 2024)

21	Subsidiaries of the Company

23	Consent of BDO USA, P.C.

31(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)+	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b) +	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy for the Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed with the SEC on September 13, 2024)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, formatted in Inline XBRL (included within Exhibit 101 attachments)

*	Indicates management contract or compensatory plan or arrangement.
+	Indicates that document is furnished, not filed, with this Report. All other exhibits not so indicated are filed with this Report.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVI Industries, Inc.

Dated: September 11, 2025
	By:	/s/ Henry M. Nahmad
Henry M. Nahmad
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Henry M. Nahmad	Chairman, Chief Executive Officer	September 11, 2025
Henry M. Nahmad	(Principal Executive Officer) and President

/s/ Robert H. Lazar	Chief Financial Officer	September 11, 2025
Robert H. Lazar	(Principal Financial and Accounting Officer)

/s/ Dennis Mack	Director	September 11, 2025
Dennis Mack

/s/ David Blyer	Director	September 11, 2025
David Blyer

/s/ Timothy P. LaMacchia	Director	September 11, 2025
Timothy P. LaMacchia

/s/ Hal M. Lucas	Director	September 11, 2025
Hal M. Lucas

/s/ Glen Kruger	Director	September 11, 2025
Glen Kruger