Form 10-K/A
period 2025-06-30
EVI INDUSTRIES, INC.
filed 2025-10-24
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to _________________________________

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

The number of outstanding shares of the registrant’s common stock as of October 17, 2025 was 12,840,637.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm ID: 243	Auditor Name: BDO USA, P.C.	Auditor Location: Miami, Florida

EXPLANATORY NOTE

EVI Industries, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2025 (the “Fiscal 2025 Form 10-K”), solely to provide the remaining information required by Items 10-14 of Part III of Form 10-K. Except as it relates to the provision of such information, this Amendment does not reflect subsequent events occurring after the filing date of the Fiscal 2025 Form 10-K or modify or update in any way disclosures made in the Fiscal 2025 Form 10-K.

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

-i-

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table lists the names and ages of the Company’s executive officers and directors, and their respective positions with the Company.

Name	Age	Position
Henry M. Nahmad	46	Chairman, Chief Executive Officer and President
Tom Marks	66	Executive Vice President, Business Development and President of West Region
Robert H. Lazar	61	Chief Financial Officer and Chief Accounting Officer
Dennis Mack	81	Director
David Blyer	65	Director
Glen Kruger	50	Director
Timothy P. LaMacchia	63	Director
Hal M. Lucas	46	Director

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

Dennis Mack has served as a director of the Company since 2016. Mr. Mack served as Executive Vice President of the Company from October 2016, when he was appointed to such position in connection with the Company’s acquisition of Western State Design at that time, until December 2023. He continues to serve the Company in a non-executive position as strategic advisor to the Company’s Chief Executive Officer. Mr. Mack founded Western State Design in 1974 and served as its President from its inception through 2020. The Board believes that it benefits from Mr. Mack’s knowledge of the commercial laundry industry as well as his understanding of the Company’s operations, prospects, products, customers, suppliers and employees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of the Company’s Common Stock and other equity securities, if any, with the SEC and the NYSE American. The Company’s directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based on a review of the copies of such reports furnished to the Company and written representations from the Company’s directors and executive officers that no other reports were required, the Company believes that its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements applicable to them for the fiscal year ended June 30, 2025 (“fiscal 2025”).

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing transactions in the Company’s securities (including purchases, sales and other dispositions of the Company’s securities) by directors, officers and employees of the Company and its subsidiaries, as well as certain affiliates of such individuals, which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19 to the Company’s Fiscal 2025 Form 10-K.

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

Audit Committee

The Company’s Board of Directors has a standing Audit Committee. The Audit Committee consists of Timothy P. LaMacchia, Chairman, and Glen Kruger. The Audit Committee is permitted by its Charter and by the rules of the NYSE American (due to the Company qualifying as a “smaller reporting company” under Regulation S-K promulgated by the SEC) to be comprised of two members. The Board determined that each member of the Audit Committee is “financially literate” and “independent” within the meaning of the rules of the NYSE American (including, with respect to their independence, the additional independence requirements applicable to audit committee members thereunder) and applicable SEC rules and regulations. The Board also determined that Mr. LaMacchia is qualified as an “audit committee financial expert,” as defined under Item 407 of Regulation S-K promulgated by the SEC.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information concerning compensation which, for the fiscal years ended June 30, 2025 and 2024, the Company paid to, or accrued on behalf of, Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, and Tom Marks and Robert H. Lazar, the Company’s next two highest paid executive officers during the fiscal year ended June 30, 2025. Messrs. Nahmad, Marks and Lazar are sometimes hereinafter referred to individually as a “Named Executive Officer” and collectively as the “Named Executive Officers.”

Name and Principal Positions(1)	Fiscal Year	Salary(2)	Bonus(3)	Stock Awards(4)	Option Awards	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation	Total
Henry M. Nahmad Chairman, Chief Executive Officer and President	2025	$650,000	$650,000	$3,999,997	-	-	-	$50,838 (5)	$5,350,835
	2024	$650,000	$750,000	$4,500,009	-	-	-	$14,501	$5,914,510
Tom Marks Executive Vice President, Business Development and President of West Region	2025	$400,000	$300,000	$399,988	-	-	-	$10,350	$1,110,338
	2024	$400,000	$300,000	$500,013	-	-	-	$9,900	$1,209,913
Robert H. Lazar Chief Financial Officer and Chief Accounting Officer	2025	$300,000	$60,000	$249,985	--	--	--	$6,500	$616,485
	2024	$283,846	$60,000	$250,017	-	-	-	$6,500	$600,363

(1)	The Company does not have an employment agreement with any of the Named Executive Officers. The compensation of the Named Executive Officers is determined by the Compensation Committee of the Board of Directors. Each Named Executive Officer receives an annual base salary and may receive bonuses, in cash and/or equity awards, pursuant to bonus plans which may be established from time to time by the Compensation Committee or otherwise at the discretion of the Compensation Committee. Equity awards, if any, are granted under the Company’s 2015 Equity Incentive Plan, as amended (the “Equity Incentive Plan”). The Named Executive Officers are also provided certain benefits, including health and welfare benefits and the right to participate in the Company’s participatory Section 401(k) Profit Sharing Plan described below on the same basis as the Company’s other employees.

(2)	Represents the annual base salary paid to the Named Executive Officer during the applicable fiscal year. Each Named Executive Officer's annual base salary is subject to adjustment from time to time at the discretion of the Compensation Committee. During October 2023, Mr. Lazar’s annual base salary was increased from $240,000 to $300,000. As described below, Mr. Nahmad’s annual base salary was increased from $650,000 to $700,000, effective September 29, 2025.

(3)	Represents discretionary bonuses paid upon the approval of the Compensation Committee, in each cash, based upon a subjective evaluation of the performance of the Company and the applicable Named Executive Officer. See “Chief Executive Officer Compensation” below for information with respect to the bonuses paid to Mr. Nahmad, including the factors considered by the Compensation Committee in approving such bonuses and the restricted stock awards granted to Mr. Nahmad (as described in footnote 4 below). With respect to the bonuses paid to Mr. Marks and Mr. Lazar and the restricted stock units and awards granted to Mr. Marks and Mr. Lazar, respectively (as described in footnote 4 below), the Compensation Committee considered, among other things, the recommendations of Mr. Nahmad and the performance, financial condition and achievements of the Company. The bonus amount for Mr. Marks for each of fiscal 2025 and 2024 is comprised of a $150,000 discretionary cash bonus and a quarterly cash bonus of $37,500 (or a total of $150,000 of quarterly cash bonuses during each such fiscal year). The payment of the quarterly cash bonus to Mr. Marks is at the discretion of the Compensation Committee and may be modified or terminated at any time by the Compensation Committee.

(4)	Represents the aggregate grant date fair value of (i) in the case of Mr. Nahmad, a restricted stock award of 248,447 shares of the Company’s Common Stock granted to Mr. Nahmad during September 2024 (which is included in Mr. Nahmad’s compensation for fiscal 2025) and a restricted stock award of 166,667 shares of the Company’s Common Stock granted to Mr. Nahmad during October 2023 (which is included in Mr. Nahmad’s compensation for fiscal 2024), (ii) in the case of Mr. Marks, 24,844 restricted stock units granted to Mr. Marks during September 2024, each of which represents a contingent right to receive one share of the Company’s Common Stock upon vesting (which is included in Mr. Marks’ compensation for fiscal 2025), and 18,519 restricted stock units granted to Mr. Marks during October 2023, each of which represents a contingent right to receive one share of the Company’s Common Stock upon vesting (which is included in Mr. Marks’ compensation for fiscal 2024), and (iii) in the case of Mr. Lazar, a restricted stock award of 15,527 shares of the Company’s Common Stock granted to Mr. Lazar during September 2024 (which is included in Mr. Lazar’s compensation for fiscal 2025) and a restricted stock award of 9,134 shares of the Company’ Common Stock granted to Mr. Lazar during October 2023 (which is included in Mr. Lazar’s compensation for fiscal 2024). Each such grant was made under the Company’s Equity Incentive Plan upon the approval of the Compensation Committee. Additional information regarding these grants, including the vesting schedules, is set forth below under “Outstanding Equity Awards at June 30, 2025” and, in the case of the grant to Mr. Nahmad, “Chief Executive Officer Compensation.” Assumptions used in the calculation of the grant date fair value of the restricted stock awards and units are included in Note 17 to the Company’s audited consolidated financial statements contained in the Company’s Fiscal 2025 Form 10-K. Due to the long-term vesting of a majority of these restricted stock awards and units (subject to potential vesting acceleration under certain circumstances) and the risk of forfeiture until vesting, the present value of the restricted stock awards and units is significantly less than the grant date fair value presented in the table.

(5)	Includes $34,386 of payments for a vehicle lease.

During September 2025, the Company, upon the approval of the Compensation Committee, (i) paid discretionary cash bonuses of $850,000 to Mr. Nahmad, $150,000 to Mr. Marks and $90,000 to Mr. Lazar, and (ii) granted (a) a restricted stock award of 173,635 shares of the Company's Common Stock to Mr. Nahmad, (b) 14,174 restricted stock units to Mr. Marks, and (c) a restricted stock award of 8,858 shares of the Company's Common Stock to Mr. Lazar. The shares of restricted stock granted to Mr. Nahmad and restricted stock units granted to Mr. Marks are scheduled to vest 50% on the ten-year anniversary of the grant date and 50% in four equal annual installments commencing in September 2026, subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award or unit agreement, respectively. Each restricted stock unit represents a contingent right to receive one share of the Company’s Common Stock upon vesting. The shares of restricted stock granted to Mr. Lazar are scheduled to vest 100% on the ten-year anniversary of the grant date, subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement. These cash bonuses and restricted stock awards and units are not reflected in the Summary Compensation Table above but will be included in the applicable Named Executive Officer's compensation for the fiscal year ending June 30, 2026. In making the compensation decisions with respect to Mr. Marks and Mr. Lazar, the Compensation Committee considered, among other things, the recommendations of Mr. Nahmad, the current and past compensation of Mr. Marks and Mr. Lazar, and their respective performance and the performance of the Company during the fiscal 2025. In addition to approving the discretionary cash bonus and restricted stock award granted to Mr. Nahmad, the Compensation Committee also approved an increase in Mr. Nahmad’s annual base salary from $650,000 to $700,000, effective September 29, 2025. See “Chief Executive Officer Compensation” below for additional information with respect to the compensation of Mr. Nahmad.

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

Mr. Nahmad’s annual base salary during fiscal 2025 and fiscal 2024 was $650,000. As described above, during September 2025, the Compensation Committee approved an increase in Mr. Nahmad’s annual base salary to $700,000, effective September 29, 2025.

During October 2023, the Company paid to Mr. Nahmad a discretionary cash bonus of $750,000 and granted to Mr. Nahmad a restricted stock award of 166,667 shares of the Company's Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, 50% of the restricted shares will cliff vest on the tenth anniversary of the grant date and 50% of the restricted shares are scheduled to vest in four equal annual installments, with the first two installments vesting in October 2024 and October 2025, respectively. In approving the bonus and restricted stock award grant, the Compensation Committee considered, among other things, the success and performance, including continued growth, of the Company, the continued implementation of the Company’s optimization and modernization initiatives, the continued success of the Company’s growth strategy, both through organic growth initiatives and the Company’s buy-and-build growth strategy, the execution of long-term distribution agreements with certain of the Company’s key suppliers and, in each case, Mr. Nahmad’s role and contributions with respect thereto.

During September 2024, the Company paid to Mr. Nahmad a discretionary cash bonus of $650,000 and granted to Mr. Nahmad a restricted stock award of 248,447 shares of the Company's Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, 50% of the restricted shares will cliff vest on the tenth anniversary of the grant date and 50% of the restricted shares are scheduled to vest in four equal annual installments, with the first installment vesting in September 2025. In approving the bonus and restricted stock award grant, the Compensation Committee considered, among other things, the current and past compensation of Mr. Nahmad and the achievements of the Company under the leadership and direction of Mr. Nahmad, including with respect to its financial performance, business acquisitions, technology and modernization investments and initiatives, supplier relationships and investor relations.

In addition, as previously described, during September 2025, the Company paid to Mr. Nahmad a discretionary cash bonus of $850,000 and granted to Mr. Nahmad a restricted stock award of 173,635 shares of the Company's Common Stock. Subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement, 50% of the restricted shares will cliff vest on the tenth anniversary of the grant date and 50% of the restricted shares are scheduled to vest in four equal annual installments beginning in September 2026. In approving the bonus and restricted stock award grant, the Compensation Committee considered, among other things, the report of Pearl Meyer, a third party executive compensation consulting firm engaged by the Compensation Committee to assist it with respect to its review and determination of the compensation of Mr. Nahmad, as the Company’s Chief Executive Officer, as well as the current and past compensation of Mr. Nahmad and his and the Company’s performance and achievements during fiscal 2025.

See “Compensation Plans and Arrangements” below for information regarding the accelerated vesting of restricted stock awards in the event of Mr. Nahmad’s death or Disability (as defined in his restricted stock award agreements) and the potential accelerated vesting in connection with any Change in Control of the Company (as defined in the Company’s Equity Incentive Plan).

Outstanding Equity Awards at June 30, 2025

The following table sets forth certain information regarding restricted stock awards (or, in the case of Tom Marks only, restricted stock units) of the Company’s Common Stock held by the Named Executive Officers as of June 30, 2025. Other than as set forth below, none of the Named Executive Officers held any restricted stock awards, restricted stock units or other equity-based awards, including stock options, of the Company at June 30, 2025.

	Stock Awards(1)
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Henry M. Nahmad	311,071 (2)	$6,790,680	-	-
	311,071 (2)	$6,790,680	-	-
	93,157 (3)	$2,033,617	-	-
	71,866 (4)	$1,568,835	-	-
	151,822 (5)	$3,314,274	-	-
	145,833 (6)	$3,183,534	-	-
	248,447 (7)	$5,423,598
Tom Marks	41,250 (8)	$900,488	-	-
	30,364 (9)	$662,846	-	-
	16,204 (10)	$353,733	-	-
	24,844 (11)	$542,345
Robert H. Lazar	18,088 (12)	$394,861	-	-
	4,468 (13)	$97,536	-	-
	4,446 (14)	$97,056	-	-
	10,303 (15)	$224,914	-	-
	15,182 (16)	$331,423	-	-
	4,861 (17)	$106,116	-	-
	3,130 (18)	$68,328	-	-
	15,527 (19)	$338,954	-	-

(1)	The stock awards for each of Mr. Nahmad and Mr. Lazar represent restricted shares of the Company’s Common Stock. The stock awards for Mr. Marks represent restricted stock units, each of which represents a contingent right to receive one share of the Company’s Common Stock upon vesting. The vesting schedules set forth in the following footnotes are as of June 30, 2025 and, in each case, are subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement or restricted stock unit agreement, as the case may be, including as described under “Compensation Plans and Arrangements” below.

(2)	These restricted shares are scheduled to vest on November 5, 2040, the date on which Mr. Nahmad will reach the age of 62.

(3)	67,751 of these restricted shares are scheduled to vest on November 5, 2040. As of June 30, 2025, the balance of these restricted shares was scheduled to vest in three remaining equal installments during October 2025 (which installment has since vested), October 2026 and October 2027.

(4)	46,616 of these restricted shares are scheduled to vest on November 5, 2040. As of June 30, 2025, 17,481 of these restricted shares were scheduled to vest in three remaining equal installments during October 2025 (which installment has since vested), October 2026 and October 2027. The other 7,769 of these restricted shares is scheduled to vest during November 2025.

(5)	101,215 of these restricted shares are scheduled to vest on September 27, 2032. As of June 30, 2025, the balance of these restricted shares was scheduled to vest in two remaining equal installments during September 2025 (which installment has since vested) and September 2026.

(6)	83,333 of these restricted shares are scheduled to vest on October 9, 2033. As of June 30, 2025, the balance of these restricted shares was scheduled to vest in three remaining equal installments during October 2025 (which installment has since vested), October 2026 and October 2027.

(7)	124,223 of these restricted shares are scheduled to vest on September 11, 2034. As of June 30, 2025, the balance of these restricted shares was scheduled to vest in four equal installments during September 2025 (which installment has since vested), September 2026, September 2027 and September 2028.

(8)	30,000 of these restricted stock units are scheduled to vest on November 3, 2030. As of June 30, 2025, the balance of these restricted stock units was scheduled to vest in three remaining equal installments during October 2025 (which installment has since vested), October 2026 and October 2027.

(9)	20,243 of these restricted stock units are scheduled to vest on September 27, 2032. As of June 30, 2025, the balance of these restricted stock units was scheduled to vest in two remaining equal installments during September 2025 (which installment has since vested) and September 2026.

(10)	9,259 of these restricted stock units are scheduled to vest on October 9, 2033. As of June 30, 2025, the balance of these restricted stock units was scheduled to vest in three remaining equal installments during October 2025 (which installment has since vested), October 2026 and October 2027.

(11)	12,422 of these restricted stock units are scheduled to vest on September 11, 2034. As of June 30, 2025, the balance of these restricted stock units was scheduled to vest in four equal installments during September 2025 (which installment has since vested), September 2026, September 2027 and September 2028.

(12)	These restricted shares are scheduled to vest on June 2, 2027.

(13)	3,250 of these restricted shares are scheduled to vest on October 28, 2029. As of June 30, 2025, the balance of these restricted shares was scheduled to vest in three remaining equal installments during October 2025 (which installment has since vested), October 2026 and October 2027.

(14)	3,234 of these restricted shares are scheduled to vest on February 12, 2026. As of June 30, 2025, the balance of these restricted shares was scheduled to vest in three remaining equal installments during October 2025 (which installment has since vested), October 2026 and October 2027.

(15)	7,727 of these restricted shares are scheduled to vest on September 10, 2031. As of June 30, 2025, the balance of these restricted shares was scheduled to vest, and they did vest, during September 2025.

(16)	10,121 of these restricted shares are scheduled to vest on September 27, 2032. As of June 30, 2025, the balance of these restricted shares was scheduled to vest in two remaining equal installments during September 2025 (which installment has since vested) and September 2026.

(17)	2,778 of these restricted shares are scheduled to vest on October 9, 2033. As of June 30, 2025, the balance of these restricted shares was scheduled to vest in three remaining equal installments during October 2025 (which installment has since vested), October 2026 and October 2027.

(18)	1,789 of these restricted shares are scheduled to vest on October 10, 2033. As of June 30, 2025, the balance of these restricted shares was scheduled to vest in three remaining equal installments during October 2025 (which installment has since vested), October 2026 and October 2027.

(19)	7,763 of these restricted shares are scheduled to vest on September 11, 2034. As of June 30, 2025, the balance of these restricted shares was scheduled to vest in four equal installments during September 2025 (which installment has since vested), September 2026, September 2027 and September 2028.

As previously described, in addition to the restricted stock awards and units set forth in the table above, during September 2025, the Company, upon the approval of the Compensation Committee, granted (a) a restricted stock award of 173,635 shares of the Company's Common Stock to Mr. Nahmad, (b) 14,174 restricted stock units to Mr. Marks, and (c) a restricted stock award of 8,858 shares of the Company's Common Stock to Mr. Lazar. The shares of restricted stock granted to Mr. Nahmad and restricted stock units granted to Mr. Marks are scheduled to vest 50% on the ten-year anniversary of the grant date and 50% in four equal annual installments commencing in September 2026, subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award or unit agreement, respectively. Each restricted stock unit represents a contingent right to receive one share of the Company’s Common Stock upon vesting. The shares of restricted stock granted to Mr. Lazar are scheduled to vest 100% on the ten-year anniversary of the grant date, subject to the terms and conditions of the Company’s Equity Incentive Plan and the related restricted stock award agreement.

Compensation Plans and Arrangements

As described above, no Named Executive Officer is a party to an employment agreement with the Company. In addition, the Company has no plans or arrangements with any Named Executive Officer which provide for the payment of retirement benefits, or benefits that would be paid primarily following retirement, other than the Company’s participatory Section 401(k) Profit Sharing Plan, a deferred compensation plan under which the Company currently matches 50% of employee contributions up to 6% of an eligible employee’s yearly compensation on a discretionary basis. Such compensation is tax deferred under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Further, the Company has no contracts, agreements, plans or arrangements that provide for the payment in the future to any Named Executive Officer following or in connection with his resignation, termination of employment, or a change in control of the Company. However, outstanding restricted stock awards and units of the Company’s Common Stock, including those granted to the Named Executive Officers, will accelerate and immediately vest, to the extent not previously vested or forfeited, in the event of the award holder’s death or Disability (as defined in the restricted stock award or unit agreements). In addition, pursuant to the Company’s Equity Incentive Plan, all outstanding awards under the Company’s Equity Incentive Plan will immediately vest or become exercisable upon a Change in Control (as defined in the Company’s Equity Incentive Plan), subject to an exception with respect to awards held by Mr. Nahmad under certain circumstances (in which case the Compensation Committee would continue to have the discretion to cause the awards held by Mr. Nahmad to immediately vest or become exercisable, as the case may be, upon the occurrence of such Change in Control). In the event that vesting is accelerated, any unrecognized stock-based compensation expense would be immediately recognized. Had the restricted stock awards and units held by the Named Executive Officers as of June 30, 2025 vested upon their death or Disability or upon a Change in Control of the Company, in each case, occurring on June 30, 2025, the value of the accelerated vesting would have been approximately $33.2 million (based on the closing price of the Company’s Common Stock on the NYSE American on June 30, 2025) and the Company would have recognized approximately $23.5 million of stock-based compensation.

Director Compensation

The Compensation Committee, with the input and assistance from the Company’s Chief Executive Officer, recommends director compensation to the full Board of Directors. The Board of Directors approves director compensation based on factors it considers to be appropriate, market conditions and trends, and the recommendation of the Compensation Committee.

The compensation program for the Company’s non-employee directors is intended to assist the Company in attracting and retaining qualified directors, reward non-employee directors for their service on the Board and its committees through both equity awards and cash fees, and align the interests of the non-employee directors with those of stockholders. Pursuant to the program, each non-employee director currently receives an annual grant of $50,000 of restricted stock units (based on the closing price of the Company’s Common Stock on the date of grant), which generally vest in four equal annual installments beginning on the first anniversary of the grant date. The restricted stock units are granted under, and subject to, the Company’s Equity Incentive Plan and related restricted stock unit agreements. Each restricted stock unit represents a contingent right to receive one share of the Company’s Common Stock upon vesting. In addition, the Company’s compensation program for its non-employee directors also includes a cash component, pursuant to which (i) each non-employee director currently receives an annual cash fee of $5,000, (ii) the Chairman of the Audit Committee currently receives an additional annual cash fee of $20,000, (iii) each other member of the Audit Committee currently receives an additional annual cash fee of $5,000, (iv) the Chairman of the Compensation Committee currently receives an additional annual cash fee of $10,000, and (v) each other member of the Compensation Committee currently receives an additional annual cash fee of $7,000.

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

Director Compensation Table – Fiscal 2025

The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors during fiscal 2025 in consideration for his service on the Board and its committees during the year.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
David Blyer	$12,000	$50,000	—	—	—	—	$62,000
Glen Kruger	$10,000	$50,000	—	—	—	—	$60,000
Timothy P. LaMacchia	$25,000	$50,000	—	—	—	—	$75,000
Hal M. Lucas	$15,000	$50,000	—	—	—	—	$65,000

(1)	Represents the grant date fair value of 2,702 restricted stock units granted to each of directors Blyer, Kruger, LaMacchia and Lucas during December 2024. The restricted stock units are scheduled to vest in equal annual installments on the first, second, third and fourth anniversary of the grant date. Assumptions used in the calculation of the grant date fair value of these restricted stock units are included in in Note 17 to the Company’s audited consolidated financial statements contained in the Company’s Fiscal 2025 Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates, as of October 17, 2025, information about the beneficial ownership of the Company’s Common Stock by (i) each director of the Company, (ii) each Named Executive Officer of the Company, (iii) all directors and executive officers of the Company as of October 17, 2025 as a group and (iv) each person who the Company knows beneficially owns more than 5% of the Company’s Common Stock outstanding, plus shares deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act. All such shares were owned directly with sole voting and investment power unless otherwise indicated. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of the Company’s Common Stock which he or she has or shares, directly or indirectly, voting or investment power, or which he or she has the right to acquire beneficial ownership of at any time within 60 days after October 17, 2025. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, shares. Except as otherwise indicated, the address of each beneficial owner named in the table below is c/o EVI Industries, Inc., 4500 Biscayne Blvd., Suite 340, Miami, Florida 33137.

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Symmetric Capital LLC	2,838,194		19.7%

Symmetric Capital II LLC	1,039,743		7.2%

Henry M. Nahmad	5,481,114	(1)	38.0%

Dennis Mack 2331 Tripaldi Way Hayward, CA 94545	1,022,495		7.1%

Tom Marks 2331 Tripaldi Way Hayward, CA 94545	1,036,685	(2)	7.2%

David Blyer	6,665	(3)	*

Glen Kruger	8,820	(3)	*

Timothy P. LaMacchia	11,235	(3)	*

Hal M. Lucas	4,333	(3)	*

Robert H. Lazar	92,060	(4)	*

Conestoga Capital Advisors (5) 550 E. Swedesford Road, Suite 120 Wayne, PA 19087	788,616		5.5%

All directors and executive officers as of October 17, 2025 as a group (8 persons)	7,663,407	(1)(3)(4)(6)	53.2%

* Less than one percent of class.

(1)	Includes (a) the 2,838,194 shares and 1,039,743 shares beneficially owned by Symmetric Capital and Symmetric Capital II, respectively, all of which Mr. Nahmad may be deemed to have voting and investment power over as a result of his position as Manager of such entities, and (b) 1,415,413 shares subject to restricted stock awards granted to Mr. Nahmad which have not yet vested but as to which Mr. Nahmad has voting power. Mr. Nahmad does not have investment power over any such restricted shares.

(2)	Shares are beneficially owned by Mr. Marks indirectly through a family trust and trusts for the benefit of his children.

(3)	Includes, for each director, 2,118 shares which are covered by restricted stock units granted to such director that are scheduled to vest within 60 days after October 17, 2025.

(4)	Includes 75,864 shares subject to restricted stock awards previously granted to Mr. Lazar which have not yet vested but as to which Mr. Lazar has voting power. Mr. Lazar does not have investment power over any such restricted shares.

(5)	The address and share ownership information is based on the Schedule 13G/A filed by Conestoga Capital Advisors with the SEC on January 10, 2025. Conestoga Capital Advisors disclosed in such Schedule 13G/A that it has sole voting and investment power over the shares.

(6)	In addition to the shares beneficially owned by the Company’s directors and executive officers as listed in this table, the Company’s Board of Directors also has the power to direct the voting of an additional 431,466 shares of the Company’s Common Stock pursuant to stockholders agreements entered into in connection with business acquisitions previously effected by the Company. Including these shares, the Company’s directors and executive officers, and the Company’s Board of Directors, collectively have voting power over shares representing approximately 56.2% of the total voting power of the Company.

Equity Compensation Plan Information

Information required by Item 12 of Form 10-K with respect to the Company equity compensation plans is set forth under Item 12 of Part III of the Company’s Fiscal 2025 Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Controlled Company

The Company’s executive officers and directors, including the Company’s Board of Directors pursuant to stockholders agreements entered into in connection with business acquisitions previously effected by the Company, may be deemed to beneficially own and have the power to vote a total of 8,094,873 shares of the Company’s Common Stock, which represents approximately 56.2% of the total voting power of the Company. Included in these shares are a total of 5,481,114 shares which Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, beneficially owns and has the power to vote, which includes (i) shares held directly by Mr. Nahmad, (ii) shares held by Symmetric Capital and Symmetric Capital II, which Mr. Nahmad, as the Manager of each such entity, has the power to vote, and (iii) restricted shares previously granted to Mr. Nahmad which he has the power to vote. Accordingly, the Company’s management, including Mr. Nahmad and the Company’s Board of Directors, collectively have the voting power to control the election of the Company’s directors and any other matter requiring the affirmative vote or consent of a majority of the outstanding shares of the Company’s Common Stock.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to the Company by BDO USA, P.C. (“BDO”), the Company’s independent registered public accounting firm for the fiscal years ended June 30, 2025 and 2024.

	For the fiscal year ended June 30,
	2025	2024
Audit Fees	$1,066,325	$1,020,586
Audit-Related Fees	—	—
Tax Fees	466,878	270,074
All Other Fees	—	—
Total Fees	$1,533,203	$1,290,660

Audit Fees. Audit fees were for the audits of the Company’s annual consolidated financial statements for fiscal 2025 and 2024 included in the Company’s Annual Reports on Form 10-K for those fiscal years, and reviews of the Company’s quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q during such fiscal years. The audit fees for each fiscal year also include fees related to the auditor attestation of management’s report on internal control over financial reporting included in the Company’s Annual Report on Form 10-K for such fiscal year. The audit fees for 2025 also include fees related to BDO’s consent for the Company’s Registration Statement on Form S-8 filed during December 2024 relating to an amendment to the Company’s Equity Incentive Plan.

Tax Fees.  Tax fees were for services related to tax return preparation and tax advice.

All Other Fees.  No fees other than audit fees and tax fees were paid by the Company to BDO for fiscal 2025 or 2024.

In connection with the standards for independence of a company’s independent registered public accounting firm, the Audit Committee considered whether the provision of non-audit services by BDO was compatible with maintaining the independence of such firm in the conduct of its auditing functions.

It is the policy of the Audit Committee that all audit, audit-related, tax and other permissible non-audit services provided by the Company’s independent registered public accounting firm be pre-approved by the Audit Committee. It is expected that pre-approval will be for periods up to one year and be set forth in an engagement letter approved by the Audit Committee that applies to the particular services or category of services to be provided and subject to a specific budget. The policy also requires additional approval of any engagements that were previously approved but are anticipated to exceed the pre-approved fee budget level. The policy permits the Chairman of the Audit Committee to pre-approve services by the Company’s independent registered public accounting firm where the Company deems it necessary or advisable that such services commence prior to the next regularly scheduled meeting of the Audit Committee, provided that the Chairman of the Audit Committee is required to report to the full Audit Committee on any pre-approval determinations made in this manner at the next Audit Committee meeting. All of the services performed by the Company’s independent registered public accounting firm during fiscal 2025 and 2024 were pre-approved by the Audit Committee.

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

Dated: October 24, 2025
	By:	/s/ Henry M. Nahmad
Henry M. Nahmad
Chairman, Chief Executive Officer and President