Form 10-Q
period 2025-09-30
EVI INDUSTRIES, INC.
filed 2025-11-10
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4500 Biscayne Blvd., Suite 340, Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 12,844,419 shares outstanding as of November 4, 2025.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the three months ended September 30,
	2025	2024

Revenues	$108,269	$93,625
Cost of sales	74,377	64,770
Gross profit	33,892	28,855
Selling, general and administrative expenses	30,330	23,866
Operating income	3,562	4,989
Interest expense, net	916	482
Income before income taxes	2,646	4,507
Provision for income taxes	799	1,276

Net income	$1,847	$3,231

Net earnings per share – basic	$0.12	$0.22

Net earnings per share – diluted	$0.11	$0.21

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except as otherwise noted)

ASSETS
	September 30, 2025 (Unaudited)	June 30, 2025
Current assets
Cash	$4,658	$8,852
Accounts receivable, net of allowance for expected credit losses of $3.2 million and $3.1 million, respectively	63,488	60,494
Inventories, net	75,231	66,059
Vendor deposits	2,726	1,396
Contract assets	95	289
Other current assets	11,939	8,346
Total current assets	158,137	145,436

Equipment and improvements, net	18,516	17,772
Operating lease assets	12,458	10,751
Intangible assets, net	30,095	30,875
Goodwill	92,096	91,667
Other assets	10,448	10,527

Total assets	$321,750	$307,028

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
	September 30, 2025 (Unaudited)	June 30, 2025
Current liabilities
Accounts payable and accrued expenses	$63,159	$50,963
Accrued employee expenses	16,573	15,398
Customer deposits	27,339	24,316
Contract liabilities	1,340	408
Current portion of operating lease liabilities	3,909	3,778
Total current liabilities	112,320	94,863

Deferred tax liabilities, net	7,627	7,691
Long-term operating lease liabilities	10,037	7,997
Long-term debt, net	51,000	53,000

Total liabilities	180,984	163,551

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 13,056,903 shares issued at September 30, 2025 and 12,983,872 shares issued at June 30, 2025, including shares held in treasury	326	325
Additional paid-in capital	112,459	111,219
Treasury stock, 249,245 shares at September 30, 2025 and 221,879 shares at June 30, 2025, at cost	(5,971)	(5,155)
Retained earnings	33,952	37,088
Total shareholders’ equity	140,766	143,477
Total liabilities and shareholders’ equity	$321,750	$307,028

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Three months ended September 30, 2025
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2025	12,983,872	$325	$111,219	221,879	$(5,155)	$37,088	$143,477

Share repurchases	—	—	—	27,366	(816)	—	(816)

Vesting of restricted shares	73,031	1	(1)	—	—	—	—

Stock compensation	—	—	1,241	—	—	—	1,241

Dividends declared ($0.33 per share)	—	—	—	—	—	(4,983)	(4,983)

Net income	—	—	—	—	—	1,847	1,847
Balance at September 30, 2025	13,056,903	$326	$112,459	249,245	$(5,971)	$33,952	$140,766

	Three months ended September 30, 2024
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2024	12,868,709	$322	$106,540	184,672	$(4,439)	$34,183	$136,606

Share repurchases	—	—	—	12,952	(254)	—	(254)

Vesting of restricted shares	34,352	1	(1)	—	—	—	—

Stock compensation	—	—	1,067	—	—	—	1,067

Dividends declared ($0.31 per share)	—	—	—	—	—	(4,593)	(4,593)

Net income	—	—	—	—	—	3,231	3,231
Balance at September 30, 2024	12,903,061	$323	$107,606	197,624	$(4,693)	$32,821	$136,057

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the three months ended
	September 30, 2025	September 30, 2024
Operating activities:
Net income	$1,847	$3,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,949	1,550
Amortization of debt discount	—	9
Provision for expected credit losses	218	352
Non-cash lease expense	(14)	22
Stock compensation	1,241	1,067
Inventory reserve	321	251
(Benefit) provision for deferred income taxes	(64)	35
Other	155	(105)
(Increase) decrease in operating assets:
Accounts receivable	(3,212)	(4,894)
Inventories	(9,486)	(1,538)
Vendor deposits	(1,321)	(491)
Contract assets	194	860
Other assets	(3,036)	(3,213)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	7,101	4,461
Accrued employee expenses	1,175	134
Customer deposits	3,023	(1,747)
Contract liabilities	932	223
Net cash provided by operating activities	1,023	207
Investing activities:
Capital expenditures	(1,913)	(1,253)
Cash paid for acquisitions, net of cash acquired	(488)	(5,885)
Net cash used by investing activities	(2,401)	(7,138)
Financing activities:
Proceeds from long-term debt	15,000	19,000
Debt repayments	(17,000)	(12,000)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(816)	(254)
Net cash (used) provided by financing activities	(2,816)	6,746
Net decrease in cash	(4,194)	(185)
Cash at beginning of period	8,852	4,558
Cash at end of period	$4,658	$4,373

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the three months ended
	September 30, 2025	September 30, 2024
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,041	$413
Cash paid during the period for income taxes	$1,565	$—

Supplemental disclosures of non-cash financing activities:
Dividends payable	$4,983	$4,593

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Note (1) - General: The accompanying unaudited condensed consolidated financial statements include the accounts of EVI Industries, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position, shareholders’ equity and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025. The June 30, 2025 balance sheet information contained herein was derived from the Company’s audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

Note (2) – Summary of Significant Accounting Policies: There have been no material changes to the Company’s significant accounting policies from those described in Note 2 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Note (3) – Recently Issued Accounting Guidance: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater standardization and disaggregation of categories within an entity’s tax rate reconciliation disclosure, as well as disclosure of income taxes paid by jurisdiction, among other requirements. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 is effective on a prospective basis, with retrospective application permitted. The Company is currently evaluating the effect of this ASU on its income tax disclosures.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), to enhance the transparency and clarity of the components of specific expense categories in the income statement. ASU 2024-03 requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will be effective for the Company beginning with its annual financial statements for the fiscal year ending June 30, 2028. The Company is currently evaluating the impact of this accounting standard on its financial statement presentation and related disclosures.

Management does not believe that accounting standards and updates which have been issued but are not yet effective will have a material impact on the Company’s condensed consolidated financial statements upon adoption, other than as described above.

Note (4) – Acquisitions: On August 1, 2025, the Company acquired ASN Laundry Group (“ASN”), a New York-based distributor of commercial laundry products and a provider of related technical installation and maintenance services. The consideration paid by the Company in connection with the acquisition consisted of $0.5 million in cash. In addition, the Company assumed $0.1 million of accrued liabilities of ASN in connection with the transaction. Fees and expenses related to the acquisition, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the quarter ended September 30, 2025. The acquisition was treated for accounting purposes as a purchase of ASN using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The Company allocated $0.6 million to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce, as well as the expected benefits from the increased scale of the Company as a result of the acquisition. The financial position, including assets and liabilities, of ASN is included in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2025 and the results of operations of ASN subsequent to the August 1, 2025 closing date are included in the Company’s unaudited condensed consolidated financial statements for the quarter ended September 30, 2025.

Fiscal 2025 Acquisitions

LPF Acquisition

On July 1, 2024, the Company acquired substantially all of the assets of Laundry Pro of Florida, Inc. (“LPF”), a Florida based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $5.9 million in cash. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of LPF, consisting primarily of legal and other professional fees, were not material.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The acquisition of LPF was treated for accounting purposes as a purchase of LPF using the acquisition method of accounting in accordance with ASC 805, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The computation of the purchase price consideration and the allocation of the consideration to the net assets acquired are presented in the following table (in thousands):

Allocation of purchase price consideration:
Inventories	$1,672
Other assets	145
Equipment and improvements	380
Intangible assets	1,470
Accounts payable and accrued expenses	(16)
Customer deposits	(156)
Total identifiable net assets	3,495
Goodwill	2,390
Total	$5,885

Intangible assets consist of $550,000 allocated to the Laundry Pro of Florida trade name and $920,000 allocated to customer-related intangible assets. The Laundry Pro of Florida trade name is indefinite-lived and therefore not subject to amortization. The Laundry Pro of Florida trade name is evaluated for impairment annually, or more frequently if an event occurs or circumstances change that indicate that it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets are being amortized over 10 years.

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition. The goodwill from the acquisition is deductible for income tax purposes.

ODL Acquisition

On November 1, 2024, the Company acquired substantially all of the assets of O’Dell Equipment & Supply, Inc. (“ODL”), an Indiana based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $4.5 million in cash, net of working capital adjustments. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of ODL, consisting primarily of legal and other professional fees, were not material.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

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

Allocation of purchase price consideration:
Accounts receivable	$409
Inventories	1,032
Equipment and improvements	183
Intangible assets	1,750
Accounts payable and accrued expenses	(361)
Customer deposits	(307)
Total identifiable net assets	2,706
Goodwill	1,753
Total	$4,459

Intangible assets consist of $530,000 allocated to the O’Dell Equipment & Supply trade name and $1,220,000 allocated to customer-related intangible assets. The O’Dell Equipment & Supply trade name is indefinite-lived and therefore not subject to amortization. The O’Dell Equipment & Supply trade name is evaluated for impairment annually, or more frequently if an event occurs or circumstances change that indicate that it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets are being amortized over 10 years.

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition. The goodwill from the acquisition is deductible for income tax purposes.

HMI Acquisition

On February 1, 2025, the Company acquired substantially all of the assets of Haiges Machinery, Inc. (“HMI”), an Illinois based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $2.1 million in cash, net of cash acquired. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of HMI, consisting primarily of legal and other professional fees, were not material.

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

Allocation of purchase price consideration:
Accounts receivable	$219
Inventories	689
Equipment and improvements	307
Intangible assets	230
Other assets	44
Accounts payable and accrued expenses	(80)
Customer deposits	(121)
Total identifiable net assets	1,288
Goodwill	825
Total	$2,113

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

While, as of the date of this Quarterly Report on Form 10-Q, the Company has finalized its assessment of certain of the assets acquired and liabilities assumed, the Company is continuing its valuation of certain working capital adjustments, which is subject to adjustment in accordance with terms of the asset purchase agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of those assets as of the closing date is obtained during the post-closing measurement period of up to one year.

Intangible assets consist of $90,000 allocated to the Haiges Machinery trade name and $140,000 allocated to customer-related intangible assets. The Haiges Machinery trade name is indefinite-lived and therefore not subject to amortization. The Haiges Machinery trade name is evaluated for impairment annually, or more frequently if an event occurs or circumstances change that indicate that it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets are being amortized over 10 years.

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition. The goodwill from the acquisition is deductible for income tax purposes.

GNA Acquisition

On April 1, 2025, the Company acquired Girbau North America, Inc. (“GNA”), a Wisconsin based master distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition totaled $38.4 million and included approximately $38.0 million in cash, net of cash acquired, and approximately $4.2 million in amounts payable to the seller related to post-closing working capital adjustments, net of approximately $3.8 million for the effective settlement of acquirer receivables. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of GNA, consisting primarily of legal and other professional fees, were approximately $300,000.

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

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

As of the date of this Quarterly Report on Form 10-Q, the Company is continuing its valuation of intangible assets, deferred tax liabilities, and certain working capital adjustments, which is subject to adjustment in accordance with the terms of the stock purchase agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of those assets as of the closing date is obtained during the post-closing measurement period of up to one year.

Intangible assets consist of $7.7 million allocated to customer-related intangible assets, which is being amortized over 10 years.

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition.

Supplemental Pro Forma Results of Operations

The following supplemental pro forma information presents the results of operations of the Company for the quarter ended September 30, 2024, after giving effect to the HMI and GNA acquisitions, as if such acquisitions were consummated on July 1, 2024. As permitted by ASC 805-10-50-2, the following supplemental pro forma information does not give effect to the acquisition of ODL because it was impracticable to provide such information for the period presented due to the lack of availability of meaningful financial statements of ODL that comply with GAAP. Because the acquisition of LPF was consummated on July 1, 2024, the results of operations of the Company for the quarter ended September 30, 2024 include the results of LPF.

The supplemental pro forma information set forth below reflects adjustments based on currently available information and assumptions made by management. While management believes the assumptions made are reasonable under the circumstances, they may not prove to be accurate. The pro forma information set forth below is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the Company would have been if the acquisitions of HMI and GNA had occurred on the date assumed, nor is it indicative of future results of operations.

For the three months ended September 30,
(in thousands)	2024 (Unaudited)
Revenues	$107,679,761
Net income	3,533,745

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The Company’s consolidated results of operations for the three months ended September 30, 2025 and 2024 include total revenue of approximately $19.8 million and $1.6 million, respectively, and total net income of approximately $0.8 million and $0.1 million, respectively, attributable to businesses acquired during fiscal 2025, based on the consolidated effective tax rate. These results of acquired businesses do not include the effects of acquisition costs in connection with the acquisitions.

Note (5) - Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the three months ended September 30, 2025 and 2024 are computed as follows (in thousands, except per share data):

	For the three months ended September 30,
	2025 (Unaudited)	2024 (Unaudited)

Net income	$1,847	$3,231
Less: distributed and undistributed income allocated to unvested restricted common stock	282	458
Net income allocated to EVI Industries, Inc. shareholders	$1,565	$2,773
Weighted average shares outstanding used in basic earnings per share	12,768	12,685
Dilutive common share equivalents	888	362
Weighted average shares outstanding used in diluted earnings per share	13,656	13,047
Basic earnings per share	$0.12	$0.22
Diluted earnings per share	$0.11	$0.21

At September 30, 2025 and 2024, other than 136,610 shares and 708,685 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (6) – Debt: Long-term debt as of September 30, 2025 and June 30, 2025 are as follows (in thousands):

	September 30, 2025	June 30, 2025
Revolving credit facility	$51,000	$53,000

The Company is party, as borrower, to a syndicated credit agreement (the “Credit Agreement”). The Credit Agreement allows for borrowings in the maximum aggregate principal amount of up to $150 million, with an accordion feature to increase the revolving credit facility by up to $50 million for a total of $200 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $7.5 million and for the issuance of standby letters of credit of up to a sublimit of $15 million. The maturity date of the Credit Agreement is March 26, 2030.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Borrowings (other than swingline loans) under the Credit Agreement bear interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) the Secured Overnight Financing Rate (“SOFR”) plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of September 30, 2025, the Company had approximately $51.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 5.54%.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At September 30, 2025, the Company was in compliance with its covenants under the Credit Agreement and $48.0 million was available to borrow under the revolving credit facility.

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

Note (7) - Leases:

Company as Lessee

As of September 30, 2025, the Company had 35 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2025 and 2031. Operating lease cost consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis. Short-term lease costs were not material during the three months ended September 30, 2025 or 2024.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of September 30, 2025. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Fiscal years ending June 30,	Total Operating Lease Obligations (in thousands)
2026 (remainder of)	$3,382
2027	3,902
2028	2,870
2029	2,179
2030	1,916
Thereafter	1,035
Total minimum lease payments	15,284
Less: amounts representing interest	1,338
Present value of minimum lease payments	13,946
Less: current portion	3,909
Long-term portion	$10,037

The table below presents additional information related to the Company’s operating leases (in thousands):

	Three months ended September 30,
	2025	2024
Operating lease cost
Operating lease cost (1)	$1,133	$956
Variable lease cost (2)	1,363	1,783
Total lease cost	$2,496	$2,739

(1)	Expenses are classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
(2)	Certain of the Company’s subsidiaries lease space at locations where (i) they install laundry equipment and customers pay for the use of equipment and (ii) the leased space is paid for as part of a revenue sharing arrangement. These expenses are classified within cost of sales in the Company’s consolidated statements of operations.

The table below presents lease-related terms and discount rates as of September 30, 2025:

September 30, 2025
Weighted average remaining lease terms
Operating leases	4.15 years
Weighted average discount rate
Operating leases	4.16%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the three months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	$1,133	$956
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$2,642	$1,364

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

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

Fiscal years ending June 30,	Total Minimum Lease Payments Receivable	Amortization of Unearned Income	Net Investment in Sales Type Leases
2026 (remainder of)	$4,064	$2,585	$1,479
2027	4,274	2,754	1,520
2028	3,262	1,921	1,341
2029	2,307	1,212	1,095
2030	1,420	712	708
Thereafter	1,653	760	893
			$7,036	*

* Excludes residual values of $2.8 million.

The total net investments in sales type leases, including stated residual values, as of September 30, 2025 and June 30, 2025 was $9.8 million. The current portion of $1.8 million is included in other current assets in the consolidated balance sheets as of September 30, 2025 and June 30, 2025, and the long term portion of $8.0 million is included in other assets in the consolidated balance sheets as of September 30, 2025 and June 30, 2025.

Note (8) - Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

As of September 30, 2025 and June 30, 2025, the Company had net deferred tax liabilities of approximately $7.6 million and $7.7 million, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of September 30, 2025, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s accounting for income taxes in accordance with this standard did not result in a material adjustment to the Company’s provision for income taxes during the three months ended September 30, 2025 or 2024.

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

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

As of September 30, 2025, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2021.

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

During the three months ended September 30, 2025, there were 182,493 restricted stock awards and 68,790 restricted stock units granted under the Plan. During the three months ended September 30, 2024, there were 263,974 restricted stock awards and 24,844 restricted stock units granted under the Plan. There were no restricted stock awards forfeited during either the three months ended September 30, 2025 or 2024. There were 2,419 and 105 restricted stock units forfeited during the three months ended September 30, 2025 and 2024, respectively.

For the three months ended September 30, 2025 and 2024, non-cash share-based compensation expense related to awards granted under the Plan totaled $1.2 million and $1.1 million, respectively.

As of September 30, 2025, the Company had $26.9 million and $12.8 million of total unrecognized compensation expense related to restricted stock awards and restricted stock units, respectively, granted under the Plan, which is expected to be recognized over the weighted average period of 11.51 years and 9.60 years, respectively.

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The following is a summary of non-vested restricted stock activity as of, and for the three months ended, September 30, 2025:

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested awards or units outstanding at June 30, 2025	1,486,571	$20.03	644,333	$22.93
Granted	182,493	28.22	68,790	31.97
Vested	(63,407)	16.54	(9,624)	16.24
Forfeited	—	—	(2,419)	11.26
Non-vested awards or units outstanding at September 30, 2025	1,605,657	$21.10	701,080	$23.95

Employee Stock Purchase Plan

During 2017, the Company’s stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “ESPP”). Subject to the terms and conditions thereof, the ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The ESPP provides for six-month offering periods ending on December 31 and June 30 of each year. No shares were issued under the ESPP during the three months ended September 30, 2025 or 2024.

Dividends

The declaration and payment of cash dividends on the Company’s common stock is determined by the Company’s Board of Directors based on the Company’s financial condition and results, including, but not limited to, cash flow generated by operations and profitability, the Company’s prospects and liquidity needs, and other factors deemed relevant by the Company’s Board of Directors.

The Company has not historically paid regular dividends on its common stock. However, the Company has from time to time paid special cash dividends on its common stock. The Company did not pay any dividends on its common stock during the three months ended September 30, 2025 or 2024.

On September 11, 2025, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.33 per share (an aggregate of $5.0 million), which was paid on October 6, 2025 to stockholders of record at the close of business on September 25, 2025. This amount is included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet as of September 30, 2025.

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

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021, and the second three-year renewal term, which commenced in October 2024. Base rent for the first renewal term was $19,000 per month. Base rent for the second renewal term is $21,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $63,000 and $57,000 during the three months ended September 30, 2025 and 2024, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the initial term was $36,000 per month. Base rent for the first renewal term is $40,000 per month. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $120,000 during each of the three months ended September 30, 2025 and 2024.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the initial term was $11,000 per month. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term is $12,750 per month. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $38,000 during each of the three months ended September 30, 2025 and 2024.

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. Outstanding performance and payment bonds totaled $1.2 million at September 30, 2025 and June 30, 2025.

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

EVI Industries, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2025	$91,667
Goodwill from acquisition (1)	584
Working capital adjustments (2)	(155)
Balance at September 30, 2025	$92,096

(1) Relates to the acquisition of ASN, which was consummated during the three months ended September 30, 2025, as described in Note 4, “Acquisitions.”

(2) Represents working capital adjustments related to acquisitions consummated by the Company during the fiscal year ended June 30, 2025.

Note (13) – Segment Reporting: The Company has one operating and reporting segment: commercial laundry, which includes the distribution of commercial laundry equipment and related parts and supplies, and service. The segment is managed on a consolidated basis, with the CEO serving as the chief operating decision maker (the “CODM”). On a monthly basis, the CODM reviews financial information presented on a consolidated basis and uses consolidated operating income and net income to assess performance and allocate resources.

Significant expenses within operating income and net income include cost of sales and selling, general and administrative expenses, which are each separately presented in the consolidated statements of income. Other segment items within net income include interest and income taxes.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; economic uncertainty, including as it relates to governmental measures such as the imposition of tariffs and their effect on global trading markets, the availability and pricing of products, credit markets, industry conditions, economic conditions generally or otherwise on the Company and its business, costs and results; the potential of a recession; industry conditions and trends; credit market volatility; risks related to supply chain delays and disruptions and their impact on the Company’s business and results, including the Company’s ability to deliver products and services to its customers on a timely basis; risks relating to inflation, including the current inflationary trend, and other price increases (including due to the imposition of tariffs), and their impact on the Company’s business, costs and results (including that, if desired, the Company may not be able to successfully increase the price of its products and services to offset such costs, in whole or in part, and that price increases may result in reduced demand for the Company’s products and services); risks related to labor shortages and increases in the costs of labor, and the impact thereof on the Company, including its ability to deliver products, provide services or otherwise meet customers’ expectations; risks related to interest rate increases, including the impact thereof on the cost of the Company’s indebtedness and the Company’s ability to raise capital if deemed necessary or advisable; risks associated with international relations and international hostilities, and the impact thereof on economic conditions, including supply chain constraints and inflationary trends; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s “buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic transactions, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions and other strategic transactions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions or other strategic transactions (or for other purposes), risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion efforts and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expand; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks of cybersecurity threats or incidents, including the potential misappropriation or use of assets or confidential information, corruption of data or operational disruptions; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company, and the risk that inventory management initiatives may not be successful; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located, including, in particular, that a weaker U.S. dollar would result in increased costs, which in turn would negatively affect the Company’s operating results; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from, among other circumstances, delays in installation (including due to delays in construction or the preparation of the customer’s facilities) or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and the impact it may have on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, expenses associated with the Company’s implementation of its enterprise resource planning system and field service platform, and other investments, initiatives and expenses, may not result in the benefits anticipated; risks related to the soundness of financial institutions and the Company’s exposure with respect to its cash balances in depositary accounts in excess of the $250,000 in maximum Federal Deposit Insurance Corporation (“FDIC“) insurance coverage; dividends may not be paid in the future; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update, revise or supplement any forward-looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

The Company’s operating expenses consist primarily of (a) selling, general and administrative expenses, which are comprised primarily of salaries, and commissions and marketing expenses that are variable and correlate to changes in sales, (b) expenses related to the operation of warehouse facilities, including a fleet of installation and service vehicles, and facility rent, which are payable mostly under non-cancelable operating leases, and (c) operating expenses at the parent company, including compensation expenses, fees for professional services, other expenses associated with being a public company, and expenses in furtherance of the Company’s growth strategy and initiatives.

Growth Strategy

In addition to its pursuit of organic growth initiatives, the Company’s growth strategy includes a “buy-and-build” growth strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The “build” component of the strategy involves implementing a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain initiatives, which may include investments in additional sales and service personnel, new product lines, enhanced service operations and capabilities, new and improved facilities, and advanced technologies. As described in greater detail in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, on August 1, 2025, the Company acquired New York-based ASN Laundry Group. The financial position, including assets and liabilities, of ASN Laundry Group, is included in the Company’s consolidated balance sheet as of September 30, 2025 and the results of operations of ASN Laundry Group, subsequent to the August 1, 2025 closing date are included in the Company’s consolidated financial statements for the quarter ended September 30, 2025.

The Company pursues market share growth using a variety of strategies aimed at increasing the installed base of the wide range of commercial laundry equipment the Company represents. Certain market share growth tactics may, from time to time, result in lower gross margins. However, the Company believes that a greater installed base of equipment strengthens the Company’s existing customer relationships and may lead to increases in the total number of customers, consequently creating a larger and stronger customer base to which the Company may sell products and services. These may include the sale or provision of certain higher margin products and services and any additional products and services which the Company may offer or sell from time to time as a result of any business acquisitions, the sale or lease of complementary products, and any expansion of its service operations. From time to time, the Company also enters into longer-term contracts, including to fulfill large complex laundry projects for divisions of the federal government, where the nature of, and competition for, such contracts may result in a lower gross margin as compared to other equipment sales. Despite the potential for a lower gross margin from such longer-term contracts, the Company believes that the long-term benefit from the increase in its installed equipment will outweigh the possible short-term impact to gross margin.

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

Results of Operations

Three-Month Period Ended September 30, 2025 Compared to the Three-Month Period Ended September 30, 2024

Revenues

Revenues for the three-month period ended September 30, 2025 increased $14.6 million, or 16%, compared to the same period of the prior fiscal year. The increase in revenue is primarily attributable to revenues generated by businesses acquired during the fiscal year ended June 30, 2025.

Gross Profit

Gross profit for the three-month period ended September 30, 2025 increased $5.0 million, or 17%, compared to the same period of the prior fiscal year. The increase was primarily the result of the increased revenues described above. Gross margins increased from 30.8% for the three-month period ended September 30, 2024 to 31.3% for the three-month period ended September 30, 2025.

Selling, General and Administrative Expenses

Operating expenses increased $6.5 million, or 27%, for the three-month period ended September 30, 2025 compared to the same period of the prior fiscal year. The increase is primarily attributable to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in selling costs, including commissions, from increases in revenues during the period, (c) increases in salary, professional, stock compensation, insurance, and technology costs, and (d) approximately $550,000 in expenses related to the Company’s participation at the industry’s largest North American exposition.

Interest Expense, Net

Interest expense for the three-month period ended September 30, 2025 was $916,000 compared to $482,000 for the same period of the prior fiscal year. The increase in interest expense was attributable primarily to an increase in the average outstanding borrowings, partially offset by a decrease in the effective interest rate incurred on outstanding borrowings.

Income Taxes

The Company’s effective tax rate was 30.2% for the three-month period ended September 30, 2025 compared to 28.3% for the same period of the prior fiscal year. The increase in the effective tax rate is attributable to an increase in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation.

Net Income

Net income for the three-month period ended September 30, 2025 was $1.8 million compared to $3.2 million for the same period of the prior fiscal year. The decrease in net income was attributable primarily to the increase in operating expenses, partially offset by increases in revenue and gross profit, in each case as described in further detail above.

Consolidated Financial Condition

The Company’s total assets increased from $307.0 million at June 30, 2025 to $321.8 million at September 30, 2025. The increase in total assets was primarily attributable to an increase in current assets, including accounts receivable, inventory and other current assets, as well as an increase in operating lease assets related to the addition and extension of facility leases. The Company’s total liabilities increased from $163.6 million at June 30, 2025 to $181.0 million at September 30, 2025. This increase was primarily the result of an increase in accounts payable, including dividends payable attributable to the special cash dividend on the Company’s common stock of $0.33 per share (an aggregate of $5.0 million) which was declared by the Company’s Board of Directors on September 11, 2025 and paid on October 6, 2025 to stockholders of record at the close of business on September 25, 2025, an increase in customer deposits, and an increase in operating lease liabilities related to the addition and extension of facility leases.

Liquidity and Capital Resources

For the three-month period ended September 30, 2025, cash decreased by approximately $4.2 million compared to a decrease of approximately $0.2 million during the three-month period ended September 30, 2024. The Company’s primary sources of cash are product and service sales and borrowings under the Company’s credit facility. The Company’s primary uses of cash are purchases of the products sold by the Company, employee related costs, and the cash consideration paid in connection with business acquisitions.

Working Capital

Working capital decreased from $50.6 million at June 30, 2025 to $45.8 million at September 30, 2025, primarily reflecting increases in accounts receivable, inventory, and other current assets, partially offset by an increase in accounts payable and customer deposits and a decrease in cash.

Cash Flows

The following table summarizes the Company’s cash flow activity for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Net cash provided (used) by:
Operating activities	$1,023	$207
Investing activities	$(2,401)	$(7,138)
Financing activities	$(2,816)	$6,746

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the three months ended September 30, 2025, operating activities provided cash of $1.0 million compared to $0.2 million of cash provided by operating activities during the three months ended September 30, 2024. This $0.8 million increase in cash provided by operating activities was primarily attributable to changes in working capital, partially offset by a decrease in net income. The changes in working capital include increases in cash provided by operating activities from changes in operating liabilities such as customer deposits and accounts payable, partially offset by increases to the cash used by operating activities from changes in accounts receivable, inventories, other current and noncurrent assets.

Investing Activities

For the three months ended September 30, 2025, investing activities used cash of $2.4 million compared to $7.1 million of cash used by investing activities during the three months ended September 30, 2024. This $4.7 million decrease was primarily attributable to a decrease in cash paid in connection with business acquisitions.

Financing Activities

For the three months ended September 30, 2025, financing activities used cash of $2.8 million compared to $6.7 million of cash provided by financing activities during the three months ended September 30, 2024. This $9.5 million increase in cash used by financing activities was primarily attributable to a decrease in net borrowings to fund acquisitions and investments.

Revolving Credit Agreement

The Company is party, as borrower, to a syndicated credit agreement (the “Credit Agreement”). The Credit Agreement allows for borrowings in the maximum aggregate principal amount of up to $150 million, with an accordion feature to increase the revolving credit facility by up to $50 million for a total of $200 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $7.5 million and for the issuance of standby letters of credit of up to a sublimit of $15 million. The maturity date of the Credit Agreement is March 26, 2030.

Borrowings (other than swingline loans) under the Credit Agreement bear interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) the Secured Overnight Financing Rate (“SOFR”) plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of September 30, 2025, the Company had approximately $51.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 5.54%.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At September 30, 2025, the Company was in compliance with its covenants under the Credit Agreement and $48.0 million was available to borrow under the revolving credit facility.

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

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021, and the second three-year renewal term, which commenced in October 2024. Base rent for the first renewal term was $19,000 per month. Base rent for the second renewal term is $21,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $63,000 and $57,000 during the three months ended September 30, 2025 and 2024, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the initial term was $36,000 per month. Base rent for the first renewal term is $40,000 per month. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $120,000 during each of the three months ended September 30, 2025 and 2024.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the initial term was $11,000 per month. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term is $12,750 per month. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $38,000 during each of the three months ended September 30, 2025 and 2024.

Critical Accounting Estimates

In connection with the preparation of its financial statements, the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements remain unchanged from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies, including the imposition of tariffs, or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company is required to utilize cash flow to service its debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As of September 30, 2025, interest on borrowings under the Company’s Credit Agreement accrued at a rate, at the Company’s election at the time of borrowing, equal to (a) SOFR plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of September 30, 2025, the Company had approximately $51.0 million of outstanding borrowings under the Credit Agreement with a weighted average interest rate of 5.54%. Based on the amount outstanding at September 30, 2025, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $510,000.

All of the Company’s foreign sales require the customer to make payment in United States dollars. The Company also purchases products from a number of foreign suppliers. The Company’s purchases from foreign suppliers and sales to foreign buyers may be affected by the strength of the United States dollar relative to the currencies of the countries where its customers and suppliers are located. Particularly, a weaker U.S. dollar would result in increased costs, which in turn would negatively affect the Company’s operating results. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at September 30, 2025 or June 30, 2025. Foreign sales and purchases may also be impacted by governmental measures, including trade policies, barriers and tariffs.

The Company’s cash is maintained in bank accounts which bear interest at prevailing interest rates. While depositary accounts are covered by FDIC insurance and the Company does not currently believe that it is exposed to significant credit risk due to the financial position of the banks in which the Company’s cash is held, the Company has exposure to the extent its cash balances exceed the current $250,000 in maximum FDIC coverage.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed in reports filed or submitted by the Company under, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may become involved in, or subject to, legal and regulatory claims, proceedings, demands or actions arising in the ordinary course of business. There have been no material changes with respect to such matters from the disclosure included in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 1A.	Risk Factors

The Company’s business is subject to a number of risk factors, including those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which should be considered together with the information contained in this Report (including in the “Forward Looking Statements” section hereof) and the Company’s other filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company does not have in place any formal share repurchase plans or programs. Upon request by a recipient of awards granted under the Company’s equity incentive plan, the Company may issue shares upon the vesting of restricted stock awards or restricted stock units, or the grant of stock awards, net of the statutory tax withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued. The following table provides information concerning shares of the Company’s common stock treated as repurchased during the quarter ended September 30, 2025 in connection with the issuance of shares upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1 – July 31, 2025	—	$—	—	—
August 1 – August 31, 2025	—	—	—	—
September 1 – September 30, 2025	27,366	29.83	—	—
Total	27,366	$29.83	—	—

During the quarter ended September 30, 2025, the Company did not repurchase any shares other than shares treated as repurchased upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements as described and set forth above.

Item 5.	Other Information.

During the quarter ended September 30, 2025, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 trading plan or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

+ Indicates that the document is furnished, not filed, with this Quarterly Report on Form 10-Q. All other exhibits not so indicated are filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2025		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer