Form 10-Q
period 2025-12-31
EVI INDUSTRIES, INC.
filed 2026-02-09
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4500 Biscayne Blvd., Suite 340, Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 12,862,149 shares outstanding as of  February 4, 2026.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the six months ended		For the three months ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenues	$223,563	$186,336	$115,294	$92,711
Cost of sales	154,141	129,959	79,764	65,189
Gross profit	69,422	56,377	35,530	27,522
Selling, general and administrative expenses	61,611	48,998	31,281	25,132
Operating income	7,811	7,379	4,249	2,390
Interest expense, net	1,999	1,152	1,083	670
Income before income taxes	5,812	6,227	3,166	1,720
Provision for income taxes	1,595	1,867	796	591

Net income	$4,217	$4,360	$2,370	$1,129

Net earnings per share – basic	$0.28	$0.29	$0.16	$0.08

Net earnings per share – diluted	$0.26	$0.29	$0.15	$0.07

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except as otherwise noted)

	December 31,
	2025	June 30,
	(Unaudited)	2025
ASSETS
Current assets
Cash	$4,250	$8,852
Accounts receivable, net of allowance for expected credit losses of $3.3 million and $3.1 million, respectively	56,839	60,494
Inventories, net	78,038	66,059
Vendor deposits	1,841	1,396
Contract assets	8	289
Other current assets	11,940	8,346
Total current assets	152,916	145,436

Equipment and improvements, net	18,995	17,772
Operating lease assets	11,768	10,751
Intangible assets, net	29,316	30,875
Goodwill	92,226	91,667
Other assets	10,413	10,527

Total assets	$315,634	$307,028

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2025	June 30,
	(Unaudited)	2025
LIABILITIES AND
SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$54,416	$50,963
Accrued employee expenses	13,994	15,398
Customer deposits	21,456	24,316
Contract liabilities	3,028	408
Current portion of operating lease liabilities	3,889	3,778
Total current liabilities	96,783	94,863

Deferred tax liabilities, net	7,547	7,691
Long-term operating lease liabilities	9,335	7,997
Long-term debt	58,000	53,000

Total liabilities	171,665	163,551

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 13,134,191 shares issued at December 31, 2025 and 12,983,872 shares issued at June 30, 2025, including shares held in treasury	328	325
Additional paid-in capital	113,944	111,219
Treasury stock, 272,569 shares at December 31, 2025 and 221,879 shares at June 30, 2025, at cost	(6,625)	(5,155)
Retained earnings	36,322	37,088
Total shareholders’ equity	143,969	143,477
Total liabilities and shareholders’ equity	$315,634	$307,028

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Six months ended December 31, 2025
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2025	12,983,872	$325	$111,219	221,879	$(5,155)	$37,088	$143,477

Share repurchases	—	—	—	50,690	(1,470)	—	(1,470)

Vesting of restricted shares	146,662	3	(3)	—	—	—	—

Issuance of shares under employee stock purchase plan	3,657	—	85	—	—	—	85

Stock compensation	—	—	2,643	—	—	—	2,643

Amount of dividends paid ($0.33 per share)	—	—	—	—	—	(4,983)	(4,983)

Net income	—	—	—	—	—	4,217	4,217
Balance at December 31, 2025	13,134,191	$328	$113,944	272,569	$(6,625)	$36,322	$143,969

	Three months ended December 31, 2025
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at September 30, 2025	13,056,903	$326	$112,459	249,245	$(5,971)	$33,952	$140,766

Share repurchases	—	—	—	23,324	(654)	—	(654)

Vesting of restricted shares	73,631	2	(2)	—	—	—	—

Issuance of shares under employee stock purchase plan	3,657	—	85	—	—	—	85

Stock compensation	—	—	1,402	—	—	—	1,402

Net income	—	—	—	—	—	2,370	2,370
Balance at December 31, 2025	13,134,191	$328	$113,944	272,569	$(6,625)	$36,322	$143,969

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Six months ended December 31, 2024
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2024	12,868,709	$322	$106,540	184,672	$(4,439)	$34,183	$136,606

Share repurchases	—	—	—	35,233	(683)	—	(683)

Vesting of restricted shares	102,462	2	(2)	—	—	—	—

Issuance of shares under employee stock purchase plan	3,645	—	56	—	—	—	56

Amount of dividends paid ($0.31 per share)	—	—	—	—	—	(4,593)	(4,593)

Stock compensation	—	—	2,263	—	—	—	2,263

Net income	—	—	—	—	—	4,360	4,360
Balance at December 31, 2024	12,974,816	$324	$108,857	219,905	$(5,122)	$33,950	$138,009

	Three months ended December 31, 2024
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at September 30, 2024	12,903,061	$323	$107,606	197,624	$(4,693)	$32,821	$136,057

Share repurchases	—	—	—	22,281	(429)	—	(429)

Vesting of restricted shares	68,110	1	(1)	—	—	—	—

Issuance of shares under employee stock purchase plan	3,645	—	56	—	—	—	56

Stock compensation	—	—	1,196	—	—	—	1,196

Net income	—	—	—	—	—	1,129	1,129
Balance at December 31, 2024	12,974,816	$324	$108,857	219,905	$(5,122)	$33,950	$138,009

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31,	December 31,
	2025	2024
Operating activities:
Net income	$4,217	$4,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,962	3,107
Amortization of debt discount	—	17
Provision for expected credit losses	550	602
Non-cash lease expense	(28)	(18)
Stock compensation	2,643	2,263
Inventory reserve	600	647
(Benefit) provision for deferred income taxes	(144)	39
Other	25	(104)
(Increase) decrease in operating assets:
Accounts receivable	3,105	(5,952)
Inventories	(12,572)	(518)
Vendor deposits	(436)	(1,178)
Contract assets	281	244
Other assets	(2,040)	(2,100)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	6,542	(7)
Accrued employee expenses	(1,404)	(591)
Customer deposits	(2,860)	1,365
Contract liabilities	2,620	—
Net cash provided by operating activities	5,061	2,176
Investing activities:
Capital expenditures	(3,626)	(2,124)
Cash paid for acquisitions, net of cash acquired	(4,669)	(10,485)
Net cash used by investing activities	(8,295)	(12,609)
Financing activities:
Dividends paid	(4,983)	(4,593)
Proceeds from long-term debt	52,000	45,000
Debt repayments	(47,000)	(30,000)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(1,470)	(683)
Issuances of common stock under employee stock purchase plan	85	56
Net cash (used) provided by financing activities	(1,368)	9,780
Net decrease in cash	(4,602)	(653)
Cash at beginning of period	8,852	4,558
Cash at end of period	$4,250	$3,905

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the six months ended
	December 31,	December 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,074	$1,017
Cash paid during the period for income taxes	$1,590	$1,090

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Note (3) – Recently Issued Accounting Guidance: In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater standardization and disaggregation of categories within an entity’s tax rate reconciliation disclosure, as well as disclosure of income taxes paid by jurisdiction, among other requirements. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 is effective on a prospective basis, with retrospective application permitted. The Company is currently evaluating the effect of this ASU on its income tax disclosures.

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Note (4) – Acquisitions:

Fiscal 2026 Acquisition

On August 1, 2025, the Company acquired ASN Laundry Group (“ASN”), a New York-based distributor of commercial laundry products and a provider of related technical installation and maintenance services. The consideration paid by the Company in connection with the acquisition consisted of $0.5 million in cash. In addition, the Company assumed $0.1 million of accrued liabilities of ASN in connection with the transaction. Fees and expenses related to the acquisition, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the six months ended December 31, 2025. The acquisition was treated for accounting purposes as a purchase of ASN using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The Company allocated $0.6 million to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce, as well as the expected benefits from the increased scale of the Company as a result of the acquisition. The financial position, including assets and liabilities, of ASN is included in the Company’s unaudited condensed consolidated balance sheet as of December 31, 2025 and the results of operations of ASN subsequent to the August 1, 2025 closing date are included in the Company’s unaudited condensed consolidated financial statements for the three and six months ended December 31, 2025.

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

December 31, 2025

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

December 31, 2025

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

December 31, 2025

(Unaudited)

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

GNA Acquisition

On April 1, 2025, the Company acquired Girbau North America, Inc. (“GNA”), a Wisconsin based master distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition totaled $38.4  million and included approximately $42.2 million in cash (net of cash acquired), including a $4.2 million payment made during the three months ended December 31, 2025 which was previously recorded as an amount payable to the seller, net of approximately $3.8 million for the effective settlement of acquirer receivables. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of GNA, consisting primarily of legal and other professional fees, were approximately $300,000.

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

Allocation of purchase price consideration:
Accounts receivable	$8,878
Inventories	15,158
Other current assets	1,124
Equipment and improvements	2,474
Intangible assets	7,700
Other assets	1,684
Accounts payable and accrued expenses	(6,885)
Customer deposits	(55)
Deferred tax liabilities	(3,014)
Total identifiable net assets	27,064
Goodwill	11,359
Total	$38,423

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Supplemental Pro Forma Results of Operations

The following supplemental pro forma information presents the results of operations of the Company for the six and three months ended  December 31, 2024, after giving effect to the HMI and GNA acquisitions, as if such acquisitions were consummated on July 1, 2024. As permitted by ASC 805-10-50-2, the following supplemental pro forma information does not give effect to the acquisition of ODL because it was impracticable to provide such information for the periods presented due to the lack of availability of meaningful financial statements of ODL that comply with GAAP. Because the acquisition of LPF was consummated on July 1, 2024, the results of operations of the Company for the six and three months ended December 31, 2024 include the results of LPF.

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

	For the three months ended	For the six months ended
	December 31,	December 31,
	2024	2024
(in thousands)	(Unaudited)	(Unaudited)
Revenues	$106,766,227	$215,256,011
Net income	1,407,871	5,209,510

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

The Company’s consolidated results of operations for the six and three months ended December 31, 2025 include total revenue of approximately $40.1 million and $20.4 million, respectively, and total net income of approximately $2.0 million and $1.1 million, respectively, attributable to businesses acquired during fiscal 2025, based on the consolidated effective tax rate. The Company’s consolidated results of operations for the six and three months ended December 31, 2024 include total revenue of approximately $4.8 million and $3.2 million, respectively, and no net income, attributable to businesses acquired during fiscal 2025, based on the consolidated effective tax rate. These results of acquired businesses do not include the effects of acquisition costs in connection with the acquisitions.

Subsequent Acquisition

On January 30, 2026, the Company entered into an asset purchase agreement to acquire a distributor for total consideration of $3.2 million. The acquisition is expected to close in the third quarter of fiscal 2026.

Note (5) – Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the six and three months ended December 31, 2025 and 2024 are computed as follows (in thousands, except per share data):

	For the six months ended		For the three months ended
	December 31,		December 31,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$4,217	$4,360	$2,370	$1,129
Less: distributed and undistributed income allocated to unvested restricted common stock	627	617	353	160
Net income allocated to EVI Industries, Inc. shareholders	$3,590	$3,743	$2,017	$969
Weighted average shares outstanding used in basic earnings per share	12,807	12,712	12,845	12,739
Dilutive common share equivalents	860	412	792	443
Weighted average shares outstanding used in diluted earnings per share	13,667	13,124	13,637	13,182
Basic earnings per share	$0.28	$0.29	$0.16	$0.08
Diluted earnings per share	$0.26	$0.29	$0.15	$0.07

During the six and three months ended December 31, 2025, other than 239,205 shares and 345,719 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding. During the six and three months ended December 31, 2024, other than 703,109 shares and 602,995 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (6) – Debt: Long-term debt as of December 31, 2025 and June 30, 2025 are as follows (in thousands):

	December 31,	June 30,
	2025	2025
Revolving credit facility	$58,000	$53,000

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

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

Borrowings (other than swingline loans) under the Credit Agreement bear interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) the Secured Overnight Financing Rate (“SOFR”) plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of December 31, 2025, the Company had approximately $58.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 5.14%.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At December 31, 2025, the Company was in compliance with its covenants under the Credit Agreement and $43.0 million was available to borrow under the revolving credit facility.

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

Note (7) – Leases:

Company as Lessee

As of December 31, 2025, the Company had 34 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2026 and 2031. Operating lease cost consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis. Short-term lease costs were not material during the six or three months ended December 31, 2025 or 2024.

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of December 31, 2025. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Total Operating
Lease Obligations
Fiscal years ending June 30,	(in thousands)
2026 (remainder of)	$2,248
2027	4,020
2028	2,977
2029	2,232
2030	1,916
Thereafter	1,034
Total minimum lease payments	14,427
Less: amounts representing interest	1,203
Present value of minimum lease payments	13,224
Less: current portion	3,889
Long-term portion	$9,335

The table below presents additional information related to the Company’s operating leases (in thousands):

	Six months ended		Three months ended
	December 31,		December 31,
	2025	2024	2025	2024
Operating lease cost
Operating lease cost (1)	$2,309	$1,897	$1,176	$941
Variable lease cost (2)	2,865	2,488	1,502	705
Total lease cost	$5,174	$4,385	$2,678	$1,646

(1)	Expenses are classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
(2)

Certain of the Company’s subsidiaries lease space at locations where (i) they install laundry equipment and customers pay for the use of equipment and (ii) the leased space is paid for as part of a revenue sharing arrangement. These expenses are classified within cost of sales in the Company’s condensed consolidated statements of operations.

The table below presents lease-related terms and discount rates as of December 31, 2025:

December 31,
2025
Weighted average remaining lease terms
Operating leases (years)	3.98 years
Weighted average discount rate
Operating leases	4.33%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the six months ended December 31, 2025 and 2024 (in thousands):

	Six months ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:	$2,309	$1,897
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$2,923	$1,781

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

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

	Total Minimum	Amortization	Net Investment
	Lease Payments	of Unearned	in Sales Type
Fiscal years ending June 30,	Receivable	Income	Leases
2026 (remainder of)	$2,752	$1,746	$1,006
2027	4,508	2,895	1,613
2028	3,441	2,047	1,394
2029	2,474	1,325	1,149
2030	1,587	813	774
Thereafter	1,886	877	1,009
			$6,945	*

* Excludes residual values of $2.7 million.

The total net investments in sales type leases, including stated residual values, as of December 31, 2025 and June 30, 2025 was $9.7 million and $9.8 million, respectively. The current portion of $1.7 million and $1.8 million is included in other current assets in the consolidated balance sheets as of December 31, 2025 and June 30, 2025, respectively, and the long term portion of $8.0 million is included in other assets in the consolidated balance sheets as of December 31, 2025 and June 30, 2025.

Note (8) – Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

The Company’s effective tax rate was 27.4% and 25.1% for the six and three-month periods ended December 31, 2025, respectively, and 30.0% and 34.4% for the six and three-month periods ended December 31, 2024, respectively. The decreases in the effective tax rate are attributable to decreases in the Company's taxable presence in the jurisdictions where the Company operates.

As of December 31, 2025 and June 30, 2025, the Company had net deferred tax liabilities of approximately $7.5 million and $7.7 million, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of December 31, 2025, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s accounting for income taxes in accordance with this standard did not result in a material adjustment to the Company’s provision for income taxes during the three or six months ended December 31, 2025 or 2024.

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

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

As of December 31, 2025, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2021.

Note (9) – Equity Plans and Dividends:

Equity Incentive Plan

In November 2015, the Company’s stockholders approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). During December 2020, the Company’s stockholders approved an amendment to the 2015 Plan to increase the number of shares of the Company’s common stock authorized for issuance pursuant to awards granted under the 2015 Plan to 3,000,000 shares. During December 2024, the Company’s stockholders approved an amendment to the 2015 Plan to, among other things, further increase the number of shares of the Company’s common stock authorized for issuance pursuant to awards granted under the 2015 Plan to 3,500,000 shares. Pursuant to the terms of the 2015 Plan, as of November 13, 2025, the tenth anniversary of the effective date of the 2015 Plan, no further awards may be granted under the 2015 Plan.

In December 2025, the Company’s stockholders approved the Company’s 2025 Equity Incentive Plan (the “2025 Plan” and, together with the 2015 Plan, the "Plans"). The terms of the 2025 Plan are substantially similar to the terms of the 2015 Plan, providing for a broad array of awards, including stock awards, restricted stock awards, restricted stock units, stock options, stock appreciation rights, performance awards, and other awards, including cash awards. A total of 3,000,000 shares of the Company's common stock are authorized for issuance pursuant to awards granted under the 2025 Plan.

The fair value of awards granted under the Plans is expensed on a straight-line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

During the six months ended December 31, 2025, there were 182,493 restricted stock awards and 75,662 restricted stock units granted under the 2015 Plan and an additional 8,844 restricted stock units granted under the 2025 Plan. During the three months ended December 31, 2025, there were 6,872 restricted stock units granted under the 2015 Plan and 8,844 restricted stock units granted under the 2025 Plan. No restricted stock awards were granted under either Plan during the three months ended December 31, 2025.  During the six months ended December 31, 2024, there were 263,974 restricted stock awards and 100,449 restricted stock units granted under the 2015 Plan. During the three months ended December 31, 2024, there were 75,605 restricted stock units granted under the 2015 Plan. No restricted stock awards were granted during the three months ended December 31, 2024. There were no restricted stock awards forfeited during either the six or three months ended December 31, 2025 or 2024. There were 3,244 and 825 restricted stock units forfeited during the six and three months ended December 31, 2025, respectively. There were 2,016 and 1,911 restricted stock units forfeited during the six and three months ended December 31, 2024, respectively.

For the six and three months ended December 31, 2025, non-cash share-based compensation expense related to awards granted under the Plans totaled $2.6 million and $1.4 million, respectively. For the six and three months ended December 31, 2024, non-cash stock compensation expense related to awards granted under the 2015 Plan totaled $2.3 million and $1.2 million, respectively.

As of December 31, 2025, the Company had $26.0 million and $12.6 million of total unrecognized compensation expense related to previously granted restricted stock awards and restricted stock units, respectively, which is expected to be recognized over the weighted average period of 11.34 years and 9.39 years, respectively.

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

The following is a summary of non-vested restricted stock activity as of, and for the six months ended, December 31, 2025:

	Restricted Stock Awards		Restricted Stock Units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards or units outstanding at June 30, 2025	1,486,571	$20.03	644,333	$22.93
Granted	182,493	28.22	84,506	30.81
Vested	(108,257)	21.69	(38,405)	23.50
Forfeited	—	—	(3,244)	17.29
Non-vested awards or units outstanding at December 31, 2025	1,560,807	$20.87	687,190	$23.89

Employee Stock Purchase Plan

During 2017, the Company’s stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “ESPP”). Subject to the terms and conditions thereof, the ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The ESPP provides for six-month offering periods ending on December 31 and June 30 of each year. During the six and three months ended December 31, 2025, 3,657 shares were issued under the ESPP for which the Company received net proceeds of $85,000. During the six and three months ended December 31, 2024, 3,645 shares of common stock were issued under the ESPP for which the Company received net proceeds of $56,000.

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

December 31, 2025

(Unaudited)

Note (10) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021, and the second three-year renewal term, which commenced in October 2024. Base rent for the first renewal term was $19,000 per month. Base rent for the second renewal term is $21,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $126,000 and $118,000 during the six months ended December 31, 2025 and 2024, respectively, and $63,000 and $61,000 during the three months ended December 31, 2025 and 2024, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the initial term was $36,000 per month. Base rent for the first renewal term is $40,000 per month. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $240,000 during each of the six months ended December 31, 2025 and 2024, and approximately $120,000 during each of the three months ended December 31, 2025 and 2024.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term was $12,750 per month. Base rent for the third year of the renewal term is $13,000 per month. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $77,000 and $76,000 during the six months ended December 31, 2025 and 2024, respectively, and approximately $39,000 and $38,000 during the three months ended December 31, 2025 and 2024, respectively.

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. Outstanding performance and payment bonds totaled $1.2 million at December 31, 2025 and June 30, 2025.

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

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2025	$91,667
Goodwill from acquisition (1)	584
Working capital adjustments (2)	(25)
Balance at December 31, 2025	$92,226

(1) Relates to the acquisition of ASN, which was consummated during the six months ended December 31, 2025, as described in Note 4, “Acquisitions.”

(2) Represents working capital adjustments related to acquisitions consummated by the Company during the fiscal year ended June 30, 2025.

Note (13) – Segment Reporting: The Company has one operating and reporting segment: commercial laundry, which includes the distribution of commercial laundry equipment and related parts and supplies, and the provision of services. The segment is managed on a consolidated basis, with the CEO serving as the chief operating decision maker (the “CODM”). On a monthly basis, the CODM reviews financial information presented on a consolidated basis and uses consolidated operating income and net income to assess performance and allocate resources.

Significant expenses within operating income and net income include cost of sales and selling, general and administrative expenses, each of which is separately presented in the consolidated statements of income. Other segment items within net income include interest and income taxes.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers and suppliers are located; economic uncertainty, including as it relates to governmental measures such as the imposition of tariffs and their effect on global trading markets, the availability and pricing of products, credit markets, industry conditions, economic conditions generally or otherwise on the Company and its business, costs and results; industry conditions and trends; credit market volatility; risks related to supply chain delays and disruptions and their impact on the Company’s business and results, including the Company’s ability to deliver products and services to its customers on a timely basis; risks relating to inflation, and other price increases (including due to the imposition of tariffs), and their impact on the Company’s business, costs and results (including that, if desired, the Company may not be able to successfully increase the price of its products and services to offset such costs, in whole or in part, and that price increases may result in reduced demand for the Company’s products and services); risks related to labor shortages and increases in the costs of labor, and the impact thereof on the Company, including its ability to deliver products, provide services or otherwise meet customers’ expectations; risks related to interest rate increases, including the impact thereof on the cost of the Company’s indebtedness and the Company’s ability to raise capital if deemed necessary or advisable; risks associated with international relations and international hostilities, and the impact thereof on economic conditions; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s “buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic transactions, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions and other strategic transactions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions or other strategic transactions (or for other purposes), risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, the risk that the contemplated acquisition pursuant to the asset purchase agreement entered into on January 30, 2026 may not be consummated when expected, or at all, and risks related to the accounting for acquisitions; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion efforts and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expand; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks of cybersecurity threats or incidents, including the potential misappropriation or use of assets or confidential information, corruption of data or operational disruptions; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company, and the risk that inventory management initiatives may not be successful; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located, including, in particular, that a weaker U.S. dollar would result in increased costs, which in turn would negatively affect the Company’s operating results; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from, among other circumstances, delays in installation (including due to delays in construction or the preparation of the customer’s facilities) or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and their impact on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, expenses associated with the Company’s implementation of its enterprise resource planning system and field service platform, and other investments, initiatives and expenses, may not result in the benefits anticipated; the Company’s exposure with respect to its cash balances in depositary accounts in excess of the $250,000 in maximum Federal Deposit Insurance Corporation (“FDIC“) insurance coverage; dividends may not be paid in the future; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update, revise or supplement any forward-looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

Growth Strategy

In addition to its pursuit of organic growth initiatives, the Company’s growth strategy includes a “buy-and-build” growth strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The “build” component of the strategy involves implementing a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain initiatives, which may include investments in additional sales and service personnel, new product lines, enhanced service operations and capabilities, new and improved facilities, and advanced technologies. As described in greater detail in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, on August 1, 2025, the Company acquired New York-based ASN Laundry Group. The financial position, including assets and liabilities, of ASN Laundry Group, is included in the Company’s consolidated balance sheet as of December 31, 2025 and the results of operations of ASN Laundry Group, subsequent to the August 1, 2025 closing date are included in the Company’s consolidated financial statements for the three and six months ended December 31, 2025.

The Company pursues market share growth using a variety of strategies aimed at increasing the installed base of the wide range of commercial laundry equipment the Company represents. Certain market share growth tactics may, from time to time, result in lower gross margins. However, the Company believes that a greater installed base of equipment strengthens the Company’s existing customer relationships and may lead to increases in the total number of customers, consequently creating a larger and stronger customer base to which the Company may sell products and services. These may include the sale or provision of certain higher margin products and services and any additional products and services which the Company may offer or sell from time to time, including as a result of any business acquisitions, the sale or lease of complementary products, and any expansion of its service operations. From time to time, the Company also enters into longer-term contracts, including to fulfill large complex laundry projects for divisions of the federal government, where the nature of, and competition for, such contracts may result in a lower gross margin as compared to other equipment sales. While the Company generally realizes a lower gross margin from such longer-term contracts, the Company believes that the long-term benefit from the increase in its installed equipment will outweigh the possible short-term impact to gross margin.

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

Results of Operations

Six and Three-Month Period Ended December 31, 2025 Compared to the Six and Three-Month Period Ended December 31, 2024

Revenues

Revenues for the six and three-month periods ended December 31, 2025 increased $37.2 million, or 20%, and $22.6 million, or 24%, respectively, compared to the same periods of the prior fiscal year. The increases in revenue were primarily attributable to revenues generated by businesses acquired during the fiscal year ended June 30, 2025, as well as price increases established throughout the Company's product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating costs.

Gross Profit

Gross profit for the six and three-month periods ended December 31, 2025 increased $13.0 million, or 23%, and $8.0 million, or 29%, respectively, compared to the same period of the prior fiscal year. The increases were primarily the result of the increased revenues described above. Gross margins increased from 30.3% for the six-month period ended December 31, 2024 to 31.1% for the six-month period ended December 31, 2025 and from 29.7% for the three-month period ended December 31, 2024 to 30.8% for the three-month period ended December 31, 2025, in each case primarily due to changes in product and customer mix.

Selling, General and Administrative Expenses

Operating expenses increased $12.6 million, or 26%, and $6.1 million, or 24%, for the six and three-month periods ended December 31, 2025 compared to the same period of the prior fiscal year. The increases are primarily attributable to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in selling costs, including commissions, from increases in revenues during the periods, (c) increases in salary, professional, stock compensation, insurance, depreciation, amortization, and technology costs, and (d) with respect to the six months ended December 31, 2025, approximately $550,000 in expenses related to the Company’s participation at the industry’s largest North American exposition during such period.

Interest Expense, Net

Interest expense for the six and three-month periods ended December 31, 2025 was $2.0 million and  $1.1 million, respectively, compared to $1.2 million and $0.7 million for the six and three-month periods ended December 31, 2024, respectively. The increases in interest expense were attributable primarily to increases in the average outstanding borrowings, partially offset by decreases in the effective interest rate incurred on outstanding borrowings.

Income Taxes

The Company’s effective tax rate was 27.4% and 25.1% for the six and three-month periods ended December 31, 2025, respectively, compared to 30.0% and 34.4% for the six and three-month periods ended December 31, 2024, respectively. The decreases in the effective tax rate are attributable to decreases in the Company's taxable presence in the jurisdictions where the Company operates.

Net Income

Net income for the six and three-month periods ended December 31, 2025 was $4.2 million and $2.4 million, respectively, compared to net income of $4.4 million and $1.1 million for the six and three-month periods ended December 31, 2024, respectively. The increase in net income for the three-month period was attributable primarily to the increase in revenues and gross margin, partially offset by the increase in operating expenses, in each case as described in further detail above.

Consolidated Financial Condition

The Company’s total assets increased from $307.0  million at June 30, 2025 to $315.6  million at December 31, 2025. The increase in total assets was primarily attributable to an increase in current assets, including inventory and other current assets, partially offset by a decrease in accounts receivable and cash. The Company’s total liabilities increased from $163.6  million at June 30, 2025 to $171.7  million at December 31, 2025. This increase was primarily the result of an increase in accounts payable, accrued expenses, contract liabilities, and long-term debt, partially offset by a decrease in customer deposits.

Liquidity and Capital Resources

For the six-month period ended December 31, 2025, cash decreased by approximately $4.6 million compared to a decrease of approximately $0.7 million during the six-month period ended December 31, 2024. The Company’s primary sources of cash are product and service sales and borrowings under the Company’s credit facility. The Company’s primary uses of cash are purchases of the products sold by the Company, employee related costs, and the cash consideration paid in connection with business acquisitions.

Working Capital

Working capital increased from $50.6 million at June 30, 2025 to $56.1 million at December 31, 2025, primarily reflecting increases in inventory and other current assets, and decreases in customer deposits. The increase in working capital was partially offset by increases in accounts payable and contract liabilities, and decreases in accounts receivable and cash.

Cash Flows

The following table summarizes the Company’s cash flow activity for the six months ended December 31, 2025 and 2024 (in thousands):

	Six Months Ended
	December 31,
	2025	2024
Net cash provided (used) by:
Operating activities	$5,061	$2,176
Investing activities	$(8,295)	$(12,609)
Financing activities	$(1,368)	$9,780

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the six months ended December 31, 2025, operating activities provided cash of $5.1 million compared to $2.2 million of cash provided by operating activities during the six months ended December 31, 2024. This $2.9 million increase in cash provided by operating activities was primarily attributable to changes in working capital and an increase in non-cash expenses such as depreciation and  amortization, and stock compensation. The changes in working capital include increases in cash provided by operating activities from changes in accounts receivable, accounts payable, and contract liabilities, partially offset by decreases from changes in inventory and customer deposits.

Investing Activities

For the six months ended December 31, 2025, investing activities used cash of $8.3 million compared to $12.6 million of cash used by investing activities during the six months ended December 31, 2024. This $4.3 million decrease in cash used by investing activities was primarily attributable to a decrease in cash paid in connection with business acquisitions.

Financing Activities

For the six months ended December 31, 2025, financing activities used cash of $1.4 million compared to $9.8 million of cash provided by financing activities during the six months ended December 31, 2024. This $11.2 million increase in cash used by financing activities was primarily attributable to a decrease in net borrowings to fund acquisitions and investments.

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

Borrowings (other than swingline loans) under the Credit Agreement bear interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) the Secured Overnight Financing Rate (“SOFR”) plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of December 31, 2025, the Company had approximately $58.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 5.14%.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At December 31, 2025, the Company was in compliance with its covenants under the Credit Agreement and $43.0 million was available to borrow under the revolving credit facility.

The obligations of the Company under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

The Company believes that its existing cash, anticipated cash from operations and funds available under the Company’s Credit Agreement will be sufficient to fund its operations and anticipated capital expenditures for at least the next twelve months and thereafter. The Company may also seek to raise funds through the issuance of equity and/or debt securities or the incurrence of additional secured or unsecured indebtedness, including in connection with acquisitions or other transactions which may be pursued by the Company as part of its “buy-and-build” growth strategy.

Inflation

Inflation did not have a significant effect on the Company’s results during any of the reported periods. However, the Company faces risks relating to inflation and other price increases (including due to the imposition of tariffs), including that there is no assurance that the Company will be able to effectively increase the price of its products and services to offset increased costs and any such increase may have an adverse impact on the market for the Company’s products and services.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021, and the second three-year renewal term, which commenced in October 2024. Base rent for the first renewal term was $19,000 per month. Base rent for the second renewal term is $21,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $126,000 and $118,000 during the six months ended December 31, 2025 and 2024, respectively, and $63,000 and $61,000 during the three months ended December 31, 2025 and 2024, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the initial term was $36,000 per month. Base rent for the first renewal term is $40,000 per month. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $240,000 during each of the six months ended December 31, 2025 and 2024, and approximately $120,000 during each of the three months ended December 31, 2025 and 2024, respectively.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term was $12,750 per month. Base rent for the third year of the renewal term is $13,000 per month. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $77,000 and $76,000 during the six months ended December 31, 2025 and 2024, respectively, and approximately $39,000 and $38,000 during the three months ended December 31, 2025 and 2024.

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

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies, including the imposition of tariffs, or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company is required to utilize cash flow to service its debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As of December 31, 2025, interest on borrowings under the Company’s Credit Agreement accrued at a rate, at the Company’s election at the time of borrowing, equal to (a) SOFR plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of December 31, 2025, the Company had approximately $58.0 million of outstanding borrowings under the Credit Agreement with a weighted average interest rate of 5.14%. Based on the amount outstanding at December 31, 2025, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $580,000.

All of the Company’s foreign sales require the customer to make payment in United States dollars. The Company also purchases products from a number of foreign suppliers. The Company’s purchases from foreign suppliers and sales to foreign buyers may be affected by the strength of the United States dollar relative to the currencies of the countries where its customers and suppliers are located. Particularly, a weaker U.S. dollar would result in increased costs, which in turn would negatively affect the Company’s operating results. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at December 31, 2025 or June 30, 2025. Foreign sales and purchases may also be impacted by governmental measures, including trade policies, barriers and tariffs.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed in reports filed or submitted by the Company under, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company does not have in place any formal share repurchase plans or programs. Upon request by a recipient of awards granted under the Company’s 2015 Equity Incentive Plan or 2025 Equity Incentive Plan, the Company may issue shares upon the vesting of restricted stock awards or restricted stock units, or the grant of stock awards, net of the statutory tax withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued. The following table provides information concerning shares of the Company’s common stock treated as repurchased during the quarter ended December 31, 2025 in connection with the issuance of shares upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements:

			Total Number of
			Shares Purchased as	Maximum Number
	Total Number	Average	a Part of Publicly	of Shares That May
	of Shares	Price Per	Announced	Yet Be Purchased
Period	Purchased	Share	Programs	Under the Program
October 1 – October 31, 2025	18,886	$29.62	—	—
November 1 – November 30, 2025	4,328	21.26	—	—
December 1 – December 31, 2025	110	22.86	—	—
Total	23,324	$28.04	—	—

During the quarter ended December 31, 2025, the Company did not repurchase any shares other than shares treated as repurchased upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements as described and set forth above.

Item 5.	Other Information.

During the quarter ended December 31, 2025, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 trading plan or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit
Number	Description

10.01	EVI Industries, Inc. 2025 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2025)

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Indicates that the document is furnished, not filed, with this Quarterly Report on Form 10-Q. All other exhibits not so indicated are filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2026		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer