Form 10-Q
period 2026-03-31
EVI INDUSTRIES, INC.
filed 2026-05-11
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4500 Biscayne Blvd., Suite 340, Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 12,869,113 shares outstanding as of May 6, 2026.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the nine months ended		For the three months ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenues	$324,697	$279,874	$101,134	$93,538
Cost of sales	222,454	195,442	68,313	65,483
Gross profit	102,243	84,432	32,821	28,055
Selling, general and administrative expenses	92,173	74,778	30,562	25,780
Operating income	10,070	9,654	2,259	2,275
Interest expense, net	2,958	1,717	959	565
Income before income taxes	7,112	7,937	1,300	1,710
Provision for income taxes	2,142	2,536	547	669

Net income	$4,970	$5,401	$753	$1,041

Net earnings per share – basic	$0.33	$0.36	$0.05	$0.07

Net earnings per share – diluted	$0.31	$0.35	$0.05	$0.07

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except as otherwise noted)

	March 31,
	2026	June 30,
	(Unaudited)	2025
ASSETS
Current assets
Cash	$4,316	$8,852
Accounts receivable, net of allowance for expected credit losses of $3.3 million and $3.1 million, respectively	56,022	60,494
Inventories, net	80,209	66,059
Vendor deposits	1,635	1,396
Contract assets	4	289
Other current assets	11,002	8,346
Total current assets	153,188	145,436

Equipment and improvements, net	19,532	17,772
Operating lease right of use assets	11,572	10,751
Intangible assets, net	29,660	30,875
Goodwill	93,931	91,667
Other assets	10,348	10,527

Total assets	$318,231	$307,028

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,
	2026	June 30,
	(Unaudited)	2025
LIABILITIES AND
SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$52,004	$50,963
Accrued employee expenses	15,293	15,398
Customer deposits	21,221	24,316
Contract liabilities	3,028	408
Current portion of operating lease liabilities	3,925	3,778
Total current liabilities	95,471	94,863

Deferred tax liabilities, net	7,683	7,691
Long-term operating lease liabilities	9,080	7,997
Long-term debt	60,000	53,000

Total liabilities	172,234	163,551

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 13,140,983 shares issued at March 31, 2026 and 12,983,872 shares issued at June 30, 2025, including shares held in treasury	328	325
Additional paid-in capital	115,264	111,219
Treasury stock, 274,584 shares at March 31, 2026 and 221,879 shares at June 30, 2025, at cost	(6,670)	(5,155)
Retained earnings	37,075	37,088
Total shareholders’ equity	145,997	143,477
Total liabilities and shareholders’ equity	$318,231	$307,028

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Nine months ended March 31, 2026
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2025	12,983,872	$325	$111,219	221,879	$(5,155)	$37,088	$143,477

Share repurchases	—	—	—	52,705	(1,515)	—	(1,515)

Vesting of restricted shares	153,454	3	(3)	—	—	—	—

Issuance of shares under employee stock purchase plan	3,657	—	85	—	—	—	85

Stock compensation	—	—	3,963	—	—	—	3,963

Amount of dividends paid ($0.33 per share)	—	—	—	—	—	(4,983)	(4,983)

Net income	—	—	—	—	—	4,970	4,970
Balance at March 31, 2026	13,140,983	$328	$115,264	274,584	$(6,670)	$37,075	$145,997

	Three months ended March 31, 2026
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at December 31, 2025	13,134,191	$328	$113,944	272,569	$(6,625)	$36,322	$143,969

Share repurchases	—	—	—	2,015	(45)	—	(45)

Vesting of restricted shares	6,792	—	—	—	—	—	—

Stock compensation	—	—	1,320	—	—	—	1,320

Net income	—	—	—	—	—	753	753
Balance at March 31, 2026	13,140,983	$328	$115,264	274,584	$(6,670)	$37,075	$145,997

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Nine months ended March 31, 2025
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2024	12,868,709	$322	$106,540	184,672	$(4,439)	$34,183	$136,606

Share repurchases	—	—	—	35,708	(691)	—	(691)

Vesting of restricted shares	104,019	2	(2)	—	—	—	—

Issuance of shares under employee stock purchase plan	3,645	—	56	—	—	—	56

Stock compensation	—	—	3,428	—	—	—	3,428

Amount of dividends paid ($0.31 per share)	—	—	—	—	—	(4,593)	(4,593)

Net income	—	—	—	—	—	5,401	5,401
Balance at March 31, 2025	12,976,373	$324	$110,022	220,380	$(5,130)	$34,991	$140,207

	Three months ended March 31, 2025
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at December 31, 2024	12,974,816	$324	$108,857	219,905	$(5,122)	$33,950	$138,009

Share repurchases	—	—	—	475	(8)	—	(8)

Vesting of restricted shares	1,557	—	—	—	—	—	—

Stock compensation	—	—	1,165	—	—	—	1,165

Net income	—	—	—	—	—	1,041	1,041
Balance at March 31, 2025	12,976,373	$324	$110,022	220,380	$(5,130)	$34,991	$140,207

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31,	March 31,
	2026	2025
Operating activities:
Net income	$4,970	$5,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,990	4,734
Amortization of debt discount	—	54
Provision for expected credit losses	873	733
Non-cash lease expense	(41)	75
Stock compensation	3,963	3,428
Inventory reserve	492	864
(Benefit) provision for deferred income taxes	(8)	57
Other	24	(105)
(Increase) decrease in operating assets:
Accounts receivable	4,084	(8,549)
Inventories	(14,380)	941
Vendor deposits	(230)	(1,100)
Contract assets	285	1,089
Other assets	(1,047)	(1,189)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,967	4,172
Accrued employee expenses	(105)	463
Customer deposits	(3,211)	257
Contract liabilities	2,620	—
Net cash provided by operating activities	7,246	11,325
Investing activities:
Capital expenditures	(5,267)	(3,162)
Cash paid for acquisitions, net of cash acquired	(7,102)	(12,580)
Net cash used by investing activities	(12,369)	(15,742)
Financing activities:
Dividends paid	(4,983)	(4,593)
Proceeds from long-term debt	73,000	54,000
Debt repayments	(66,000)	(43,000)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(1,515)	(691)
Issuances of common stock under employee stock purchase plan	85	56
Net cash provided by financing activities	587	5,772
Net (decrease) increase in cash	(4,536)	1,355
Cash at beginning of period	8,852	4,558
Cash at end of period	$4,316	$5,913

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the nine months ended
	March 31,	March 31,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,961	$1,677
Cash paid during the period for income taxes	$3,526	$2,674
Supplemental disclosures of non-cash investing information:
Amounts owed to sellers in connection with acquisitions	$756	$—

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

March 31, 2026

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

Note (4) – Acquisitions:

Fiscal 2026 Acquisitions

ASN Acquisition

On August 1, 2025, the Company acquired ASN Laundry Group (“ASN”), a New York-based distributor of commercial laundry products and a provider of related technical installation and maintenance services. The consideration paid by the Company in connection with the acquisition consisted of $0.5 million in cash. In addition, the Company assumed $0.1 million of accrued liabilities of ASN in connection with the transaction. Fees and expenses related to the acquisition, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the nine months ended March 31, 2026. The acquisition was treated for accounting purposes as a purchase of ASN using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The Company allocated $0.6 million to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years. Goodwill is attributable primarily to the assembled workforce, as well as the expected benefits from the increased scale of the Company as a result of the acquisition. The financial position, including assets and liabilities, of ASN is included in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2026 and the results of operations of ASN subsequent to the August 1, 2025 closing date are included in the Company’s unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2026.

BEL Acquisition

On February 28, 2026, the Company acquired substantially all of the assets of Belenky, Inc. (“BEL”), an Ohio-based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $2.4 million in cash and $0.8 million in amounts payable to the seller. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of BEL, consisting primarily of legal and other professional fees, were not material.

The acquisition of BEL was treated for accounting purposes as a purchase of BEL using the acquisition method of accounting in accordance with ASC 805, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following table (in thousands):

Allocation of purchase price consideration
Accounts receivable	$485
Inventories	255
Equipment and improvements	138
Intangible assets	1,130
Accounts payable and accrued expenses	(407)
Customer deposits	(116)
Total identifiable net assets	1,485
Goodwill	1,704
Total	$3,189

As of the date of this Quarterly Report on Form 10-Q, the Company is continuing its valuation of intangible assets and certain working capital items, which are subject to adjustment in accordance with the terms of the asset purchase agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of those assets as of the closing date is obtained during the post-closing measurement period of up to one year.

Intangible assets consist of $280,000 allocated to the Belenky trade name and $850,000 allocated to customer-related intangible assets. The Belenky trade name is indefinite-lived and therefore not subject to amortization. The Belenky trade name will be evaluated for impairment annually, or more frequently if an event occurs or circumstances change that indicate that it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets will be amortized over 10 years.

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition. The goodwill from the acquisition is deductible for income tax purposes.

Fiscal 2025 Acquisitions

LPF Acquisition

On July 1, 2024, the Company acquired substantially all of the assets of Laundry Pro of Florida, Inc. (“LPF”), a Florida-based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $5.9  million in cash. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of LPF, consisting primarily of legal and other professional fees, were not material.

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

ODL Acquisition

On November 1, 2024, the Company acquired substantially all of the assets of O’Dell Equipment & Supply, Inc. (“ODL”), an Indiana-based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $4.5 million in cash, net of working capital adjustments. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of ODL, consisting primarily of legal and other professional fees, were not material.

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

HMI Acquisition

On February 1, 2025, the Company acquired substantially all of the assets of Haiges Machinery, Inc. (“HMI”), an Illinois-based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $2.1  million in cash (net of cash acquired). The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of HMI, consisting primarily of legal and other professional fees, were not material.

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

March 31, 2026

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

GNA Acquisition

On April 1, 2025, the Company acquired Girbau North America, Inc. (“GNA”), a Wisconsin-based master distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition totaled $38.4 million and included approximately $42.2 million in cash (net of cash acquired), including a $4.2 million payment made during the three months ended December 31, 2025 which prior to December 31, 2025 was recorded as an amount payable to the seller, net of approximately $3.8 million for the effective settlement of acquirer receivables. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of GNA, consisting primarily of legal and other professional fees, were approximately $300,000.

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

March 31, 2026

(Unaudited)

Intangible assets consist of $7.7 million allocated to customer-related intangible assets, which is being amortized over 10 years.

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition.

Supplemental Pro Forma Results of Operations

The following supplemental pro forma information presents the results of operations of the Company for the nine and three months ended  March 31, 2025, after giving effect to the HMI, GNA, and BEL acquisitions, as if such acquisitions were consummated on July 1, 2024. As permitted by ASC 805-10-50-2, the following supplemental pro forma information does not give effect to the acquisition of ODL because it was impracticable to provide such information for the periods presented due to the lack of availability of meaningful financial statements of ODL that comply with GAAP. Because the acquisition of LPF was consummated on July 1, 2024, the results of operations of the Company for the nine and three months ended March 31, 2025 include the results of LPF for the entire duration of each such period.

The supplemental pro forma information set forth below reflects adjustments based on currently available information and assumptions made by management. While management believes the assumptions made are reasonable under the circumstances, they may not prove to be accurate. The pro forma information set forth below is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the Company would have been if the acquisitions of HMI, GNA, and BEL had occurred on the date assumed, nor is it indicative of future results of operations.

	For the three months ended	For the nine months ended
	March 31,	March 31,
	2025	2025
	(Unaudited)	(Unaudited)
Revenues	$108,415,028	$326,954,779
Net income	1,798,654	8,349,887

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The Company’s consolidated results of operations for the nine months ended March 31, 2026 include total revenue of approximately $56.8 million and net income of approximately $1.8 million attributable to businesses acquired during fiscal 2025 and 2026, based on the consolidated effective tax rate. The Company’s consolidated results of operations for the three months ended March 31, 2026 include total revenue of approximately $16.6 million and no net income attributable to businesses acquired during fiscal 2025 and 2026, based on the consolidated effective tax rate. The Company’s consolidated results of operations for the nine and three months ended March 31, 2025 include total revenue of approximately $9.0 million and $4.2 million, respectively, and no net income, attributable to businesses acquired during fiscal 2025, based on the consolidated effective tax rate. These results of acquired businesses do not include the effects of acquisition costs in connection with the acquisitions.

Note (5) – Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the nine and three months ended March 31, 2026 and 2025 are computed as follows (in thousands, except per share data):

	For the nine months ended		For the three months ended
	March 31,		March 31,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$4,970	$5,401	$753	$1,041
Less: distributed and undistributed income allocated to unvested restricted common stock	737	764	112	147
Net income allocated to EVI Industries, Inc. shareholders	$4,233	$4,637	$641	$894
Weighted average shares outstanding used in basic earnings per share	12,826	12,726	12,864	12,756
Dilutive common share equivalents	824	412	678	379
Weighted average shares outstanding used in diluted earnings per share	13,650	13,138	13,542	13,135
Basic earnings per share	$0.33	$0.36	$0.05	$0.07
Diluted earnings per share	$0.31	$0.35	$0.05	$0.07

During the nine and three months ended March 31, 2026, other than 276,667 shares and 565,424 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding. During the nine and three months ended March 31, 2025, other than 702,256 shares and 720,590 shares, respectively, of common stock subject to unvested restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding.

Note (6) – Debt: Long-term debt as of March 31, 2026 and June 30, 2025 are as follows (in thousands):

	March 31,	June 30,
	2026	2025
Revolving credit facility	$60,000	$53,000

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

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Borrowings (other than swingline loans) under the Credit Agreement bear interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) the Secured Overnight Financing Rate (“SOFR”) plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of March 31, 2026, the Company had approximately $60.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 5.04%.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At March 31, 2026, the Company was in compliance with its covenants under the Credit Agreement and $36.3 million was available to borrow under the revolving credit facility.

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

Note (7) – Leases:

Company as Lessee

As of March 31, 2026, the Company had 34 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2026 and 2031. Operating lease cost consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis. Short-term lease costs were not material during the nine or three months ended March 31, 2026 or 2025.

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of March 31, 2026. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Total Operating
Lease Obligations
Fiscal years ending June 30,	(in thousands)
2026 (remainder of)	$1,253
2027	4,267
2028	3,227
2029	2,309
2030	2,001
Thereafter	1,088
Total minimum lease payments	14,145
Less: amounts representing interest	1,140
Present value of minimum lease payments	13,005
Less: current portion	3,925
Long-term portion	$9,080

The table below presents additional information related to the Company’s operating leases (in thousands):

	Nine months ended		Three months ended
	March 31,		March 31,
	2026	2025	2026	2025
Operating lease cost
Operating lease cost (1)	$3,471	$2,914	$1,162	$993
Variable lease cost (2)	4,405	3,565	1,540	1,101
Total lease cost	$7,876	$6,479	$2,702	$2,094

(1)	Expenses are classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
(2)

Certain of the Company’s subsidiaries lease space at locations where (i) they install laundry equipment and customers pay for the use of equipment and (ii) the leased space is paid for as part of a revenue sharing arrangement. These expenses are classified within cost of sales in the Company’s condensed consolidated statements of operations.

The table below presents lease-related terms and discount rates as of March 31, 2026:

March 31,
2026
Weighted average remaining lease terms
Operating leases (years)	3.81 years
Weighted average discount rate
Operating leases	4.33%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the nine months ended March 31, 2026 and 2025 (in thousands):

	Nine months ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:	$3,471	$2,914
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$3,696	$2,835

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

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

	Total Minimum	Amortization	Net Investment
	Lease Payments	of Unearned	in Sales Type
Fiscal years ending June 30,	Receivable	Income	Leases
2026 (remainder of)	$1,457	$910	$547
2027	4,858	3,129	1,729
2028	3,718	2,251	1,467
2029	2,723	1,479	1,244
2030	1,787	916	871
Thereafter	2,103	975	1,128
			$6,986	*

* Excludes residual values of $2.7 million.

The total net investments in sales type leases, including stated residual values, as of March 31, 2026 and June 30, 2025 was $9.7 million and $9.8 million, respectively. The current portion of $1.8 million is included in other current assets in the consolidated balance sheets as of March 31, 2026 and June 30, 2025, and the long term portion of $7.9 million and $8.0 million is included in other assets in the consolidated balance sheets as of March 31, 2026 and June 30, 2025, respectively.

Note (8) – Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

The Company’s effective tax rate was 30.1% and 42.1% for the nine and three-month periods ended March 31, 2026, respectively, and 32.0% and 39.1% for the nine and three-month periods ended March 31, 2025, respectively. The decrease in the effective tax rate for the nine-month comparable period is attributable to decreases in the Company's taxable presence in the jurisdictions where the Company operates partially offset by an increase in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation. The increase in the effective tax rate for the three-month comparable period is attributable to an increase in the net impact of the permanent book-tax differences resulting primarily from nondeductible compensation partially offset by decreases in the Company's taxable presence in the jurisdictions where the Company operates.

As of March 31, 2026 and June 30, 2025, the Company had net deferred tax liabilities of approximately $7.7 million. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of March 31, 2026, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s accounting for income taxes in accordance with this standard did not result in a material adjustment to the Company’s provision for income taxes during the three or nine months ended March 31, 2026 or 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions becoming or to be effective in fiscal 2026. The Company is currently assessing the impact of the provisions of the OBBBA on the Company’s fiscal 2026 consolidated financial statements.

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

As of March 31, 2026, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2021.

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

During the nine months ended March 31, 2026, there were 182,493 restricted stock awards and 75,662 restricted stock units granted under the 2015 Plan and an additional 9,844 restricted stock units granted under the 2025 Plan. During the three months ended March 31, 2026, there were 1,000 restricted stock units granted under the 2025 Plan. No restricted stock awards were granted under the 2025 Plan during the nine or three months ended March 31, 2026.  During the nine months ended March 31 2025, there were 263,974 restricted stock awards and 100,449 restricted stock units granted under the 2015 Plan. No restricted stock awards or restricted stock units were granted under the 2015 Plan during the three months ended March 31, 2025. There were no restricted stock awards forfeited during either the nine or three months ended March 31, 2026 or 2025. There were 4,818 and 1,574 restricted stock units forfeited during the nine and three months ended March 31, 2026, respectively. There were 2,117 and 101 restricted stock units forfeited during the nine and three months ended March 31, 2025, respectively.

For the nine and three months ended March 31, 2026, non-cash share-based compensation expense related to awards granted under the Plans totaled $4.0 million and $1.3 million, respectively. For the nine and three months ended March 31, 2025, non-cash stock compensation expense related to awards granted under the 2015 Plan totaled $3.4 million and $1.2 million, respectively.

As of March 31, 2026, the Company had $25.2 million and $12.1 million of total unrecognized compensation expense related to previously granted restricted stock awards and restricted stock units, respectively, which is expected to be recognized over the weighted average period of 11.12 years and 9.17 years, respectively.

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The following is a summary of non-vested restricted stock activity as of, and for the nine months ended, March 31, 2026:

	Restricted Stock Awards		Restricted Stock Units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards or units outstanding at June 30, 2025	1,486,571	$20.03	644,333	$22.93
Granted	182,493	28.22	85,506	30.67
Vested	(112,299)	22.02	(41,155)	24.14
Forfeited	—	—	(4,818)	20.33
Non-vested awards or units outstanding at March 31, 2026	1,556,765	$20.85	683,866	$23.84

Employee Stock Purchase Plan

During 2017, the Company’s stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “ESPP”). Subject to the terms and conditions thereof, the ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The ESPP provides for six-month offering periods ending on December 31 and June 30 of each year. During the nine months ended March 31, 2026, 3,657 shares were issued under the ESPP for which the Company received net proceeds of $85,000. During the nine months ended March 31 2025, 3,645 shares of common stock were issued under the ESPP for which the Company received net proceeds of $56,000. No shares of common stock were issued under the ESPP during the three months ended March 31, 2026 or 2025.

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

March 31, 2026

(Unaudited)

Note (10) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021, and the second three-year renewal term, which commenced in October 2024. Base rent for the first renewal term was $19,000 per month. Base rent for the second renewal term is $21,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $189,000 and $181,000 during the nine months ended March 31, 2026 and 2025, respectively, and $63,000 during each of the three months ended March 31, 2026 and 2025.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first renewal term is $40,000 per month. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $360,000 during each of the nine months ended March 31, 2026 and 2025, and approximately $120,000 during each of the three months ended March 31, 2026 and 2025.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term was $12,750 per month. Base rent for the third year of the renewal term is $13,000 per month. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $116,000 and $114,000 during the nine months ended March 31, 2026 and 2025, respectively, and approximately $39,000 and $38,000 during the three months ended March 31, 2026 and 2025, respectively.

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. Outstanding performance and payment bonds totaled $1.2 million at March 31, 2026 and June 30, 2025.

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

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2025	$91,667
Goodwill from acquisitions (1)	2,288
Working capital adjustments (2)	(24)
Balance at March 31, 2026	$93,931

(1) Relates to the acquisitions of ASN and BEL, each of which was consummated during the nine months ended March 31, 2026, as described in Note 4, “Acquisitions.”

(2) Represents working capital adjustments related to acquisitions consummated by the Company during the fiscal year ended June 30, 2025, as described in Note 4, "Acquisitions."

Note (13) – Segment Reporting: The Company has one operating and reporting segment: commercial laundry, which includes the distribution of commercial laundry equipment and related parts and supplies, and the provision of installation, maintenance and repair services. The segment is managed on a consolidated basis, with the CEO serving as the chief operating decision maker (the “CODM”). On a monthly basis, the CODM reviews financial information presented on a consolidated basis and uses consolidated operating income and net income to assess performance and allocate resources.

Significant expenses within operating income and net income include cost of sales and selling, general and administrative expenses, each of which is separately presented in the consolidated statements of income. Other segment items within net income include interest and income taxes.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers or suppliers are located; economic uncertainty, including as it relates to governmental measures such as tariffs, legislation and judicial decisions with respect thereto, and their effect on global trading markets, the availability and pricing of products, credit markets, industry conditions, economic conditions generally or otherwise on the Company and its business, costs and results; industry conditions and trends; credit market volatility; risks related to supply chain delays and disruptions and their impact on the Company’s business and results, including the Company’s ability to deliver products and services to its customers on a timely basis; risks relating to inflation, and other price increases (including due to the imposition of tariffs), and their impact on the Company’s business, costs and results (including that, if desired, the Company may not be able to successfully increase the price of its products and services to offset such costs, in whole or in part, and that price increases may result in reduced demand for the Company’s products and services); risks related to labor shortages and increases in the costs of labor, and the impact thereof on the Company, including its ability to deliver products, provide services or otherwise meet customers’ expectations; risks related to interest rate increases, including the impact thereof on the cost of the Company’s indebtedness and the Company’s ability to raise capital if deemed necessary or advisable; risks associated with international relations and international hostilities, including any escalation or worsening thereof, and their impact on economic conditions; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s “buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic transactions, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions and other strategic transactions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions or other strategic transactions (or for other purposes), risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion efforts and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; to the extent applicable, risks relating to the Company’s ability to enter into and compete effectively in new industries, as well as risks and trends related to those industries; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expand; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks of cybersecurity threats or incidents, including the potential misappropriation or use of assets or confidential information, corruption of data or operational disruptions; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company, and the risk that inventory management initiatives may not be successful; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located, including, in particular, that a weaker U.S. dollar would result in increased costs, which in turn would negatively affect the Company’s operating results; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from, among other circumstances, delays in installation (including due to delays in construction or the preparation of the customer’s facilities) or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and their impact on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, expenses associated with the Company’s implementation of its enterprise resource planning system and field service platform, and other investments, initiatives and expenses, may not result in the benefits anticipated; the Company’s exposure with respect to its cash balances in depositary accounts in excess of the $250,000 in maximum Federal Deposit Insurance Corporation (“FDIC“) insurance coverage; dividends may not be paid in the future; and other economic, competitive, governmental, technological and other risks and factors discussed in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update, revise or supplement any forward-looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

Growth Strategy

In addition to its pursuit of organic growth initiatives, the Company’s growth strategy includes a “buy-and-build” growth strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The “build” component of the strategy involves implementing a growth culture at acquired businesses based on the exchange of ideas and business concepts as well as through certain initiatives, which may include investments in additional sales and service personnel, new product lines, enhanced service operations and capabilities, new and improved facilities, and advanced technologies. As described in greater detail in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, as of the date of this filing, the Company has completed two acquisitions during the fiscal year ending June 30, 2026: New York-based ASN Laundry Group was acquired on August 1, 2025 and Ohio-based Belenky was acquired on February 28, 2026. The financial position, including assets and liabilities, of ASN Laundry Group and Belenky are included in the Company’s consolidated balance sheet as of March 31, 2026, and the results of operations of ASN Laundry Group and Belenky subsequent to the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements for the three and nine months ended March 31, 2026.

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

Results of Operations

Nine and Three-Month Periods Ended March 31, 2026 Compared to the Nine and Three-Month Periods Ended March 31, 2025

Revenues

Revenues for the nine and three-month periods ended March 31, 2026 increased $44.8 million, or 16%, and $7.6 million, or 8%, respectively, compared to the same periods of the prior fiscal year. The increases in revenue were primarily attributable to revenues generated by businesses acquired during the fiscal year ended June 30, 2025, as well as price increases established throughout the Company's product lines and service offerings aimed at maintaining or increasing margins to cover incremental product and operating costs.

Gross Profit

Gross profit for the nine and three-month periods ended March 31, 2026 increased $17.8 million, or 21%, and $4.8 million, or 17%, respectively, compared to the same periods of the prior fiscal year. The increases were primarily the result of the increased revenues described above. Gross margins increased from 30.2% for the nine-month period ended March 31, 2025 to 31.5% for the nine-month period ended March 31, 2026 and from 30.0% for the three-month period ended March 31, 2025 to 32.5% for the three-month period ended March 31, 2026, in each case primarily due to changes in product and customer mix.

Selling, General and Administrative Expenses

Operating expenses increased $17.4 million, or 23%, and $4.8 million, or 19%, for the nine and three-month periods ended March 31, 2026, respectively, compared to the same periods of the prior fiscal year. The increases are primarily attributable to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in selling costs, including commissions, from increases in revenues during the periods, (c) increases in salary, professional, stock compensation, insurance, depreciation, amortization, and technology costs, and (d) with respect to the nine months ended March 31, 2026, approximately $550,000 in expenses related to the Company’s participation at the industry’s largest North American exposition during such period.

Interest Expense, Net

Interest expense for the nine and three-month periods ended March 31, 2026 was $3.0 million and $1.0 million, respectively, compared to $1.7 million and $0.6 million for the nine and three-month periods ended March 31, 2025, respectively. The increases in interest expense were attributable primarily to increases in the average outstanding borrowings, partially offset by decreases in the effective interest rate incurred on outstanding borrowings.

Income Taxes

The Company’s effective tax rate was 30.1% and 42.1% for the nine and three-month periods ended March 31, 2026, respectively, compared to 32.0% and 39.1% for the nine and three-month periods ended March 31, 2025, respectively. The decrease in the effective tax rate for the nine-month comparable period is attributable to decreases in the Company's taxable presence in the jurisdictions where the Company operates partially offset by an increase in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation. The increase in the effective tax rate for the three-month comparable period is attributable to an increase in the net impact of the permanent book-tax differences resulting primarily from nondeductible compensation partially offset by decreases in the Company's taxable presence in the jurisdictions where the Company operates.

Net Income

Net income for the nine and three-month periods ended March 31, 2026 was $5.0 million and $0.8 million, respectively, compared to net income of $5.4 million and $1.0 million for the nine and three-month periods ended March 31, 2025, respectively. The decreases in net income for the nine-month and three-month periods were attributable primarily to the increases in operating expenses and interest expenses, partially offset by the increases in revenues and gross margin, in each case as described in further detail above.

Consolidated Financial Condition

The Company’s total assets increased from $307.0  million at June 30, 2025 to $318.2  million at March 31, 2026. The increase in total assets was primarily attributable to an increase in current assets, including inventory and other current assets, partially offset by a decrease in accounts receivable and cash. The Company’s total liabilities increased from $163.6  million at June 30, 2025 to $172.2 million at March 31, 2026. This increase was primarily the result of an increase in long-term debt and contract liabilities, partially offset by a decrease in customer deposits.

Liquidity and Capital Resources

For the nine-month period ended March 31, 2026, cash decreased by approximately $4.5 million compared to an increase of approximately $1.4 million during the nine-month period ended March 31, 2025. The Company’s primary sources of cash are product and service sales and borrowings under the Company’s credit facility. The Company’s primary uses of cash are purchases of the products sold by the Company, employee related costs, and the cash consideration paid in connection with business acquisitions.

Working Capital

Working capital increased from $50.6 million at June 30, 2025 to $57.7 million at March 31, 2026, primarily reflecting increases in inventory and other current assets, and decreases in customer deposits. The increase in working capital was partially offset by increases in accounts payable and contract liabilities, and decreases in accounts receivable and cash.

Cash Flows

The following table summarizes the Company’s cash flow activity for the nine months ended March 31, 2026 and 2025 (in thousands):

	Nine Months Ended
	March 31,
	2026	2025
Net cash provided (used) by:
Operating activities	$7,246	$11,325
Investing activities	$(12,369)	$(15,742)
Financing activities	$587	$5,772

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the nine months ended March 31, 2026, operating activities provided cash of $7.2 million compared to $11.3 million of cash provided by operating activities during the nine months ended March 31, 2025. This $4.1 million decrease in cash provided by operating activities was primarily attributable to changes in working capital and an increase in non-cash expenses such as depreciation and  amortization, and stock compensation. The changes in working capital include increases in cash provided by operating activities from changes in accounts receivable, vendor deposits, and contract liabilities, partially offset by decreases from changes in inventory, accounts payable, and customer deposits.

Investing Activities

For the nine months ended March 31, 2026, investing activities used cash of $12.4 million compared to $15.7 million of cash used by investing activities during the nine months ended March 31, 2025. This $3.3 million decrease in cash used by investing activities was primarily attributable to a decrease in cash paid in connection with business acquisitions.

Financing Activities

For the nine months ended March 31, 2026, financing activities provided cash of $0.6 million compared to $5.8 million of cash provided by financing activities during the nine months ended March 31, 2025. This $5.2 million decrease in cash provided by financing activities was primarily attributable to a decrease in net borrowings to fund acquisitions and investments.

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

Borrowings (other than swingline loans) under the Credit Agreement bear interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) the Secured Overnight Financing Rate (“SOFR”) plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of March 31, 2026, the Company had approximately $60.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 5.04%.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At March 31, 2026, the Company was in compliance with its covenants under the Credit Agreement and $36.3 million was available to borrow under the revolving credit facility.

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

Inflation

Inflation did not have a significant effect on the Company’s results during any of the reported periods. However, the Company faces risks relating to inflation and other price increases (including due to tariffs), including that there is no assurance that the Company will be able to effectively increase the price of its products and services to offset increased costs and any such increase may have an adverse impact on the market for the Company’s products and services.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021, and the second three-year renewal term, which commenced in October 2024. Base rent for the first renewal term was $19,000 per month. Base rent for the second renewal term is $21,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $189,000 and $181,000 during the nine months ended March 31, 2026 and 2025, respectively, and $63,000 during each of the three months ended March 31, 2026 and 2025.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first renewal term is $40,000 per month. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $360,000 during each of the nine months ended March 31, 2026 and 2025, and approximately $120,000 during each of the three months ended March 31, 2026 and 2025.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term was $12,750 per month. Base rent for the third year of the renewal term is $13,000 per month. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $116,000 and $114,000 during the nine months ended March 31, 2026 and 2025, respectively, and approximately $39,000 and $38,000 during the three months ended March 31, 2026 and 2025, respectively.

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

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies, including the imposition of tariffs, or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company is required to utilize cash flow to service its debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As of March 31, 2026, interest on borrowings under the Company’s Credit Agreement accrued at a rate, at the Company’s election at the time of borrowing, equal to (a) SOFR plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of March 31, 2026, the Company had approximately $60.0 million of outstanding borrowings under the Credit Agreement with a weighted average interest rate of 5.04%. Based on the amount outstanding at March 31, 2026, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $600,000.

All of the Company’s foreign sales require the customer to make payment in United States dollars. The Company also purchases products from a number of foreign suppliers. The Company’s purchases from foreign suppliers and sales to foreign buyers may be affected by the strength of the United States dollar relative to the currencies of the countries where its customers and suppliers are located. Particularly, a weaker U.S. dollar would result in increased costs, which in turn would negatively affect the Company’s operating results. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at March 31, 2026 or June 30, 2025. Foreign sales and purchases may also be impacted by governmental measures, including trade policies, barriers and tariffs.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed in reports filed or submitted by the Company under, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company does not have in place any formal share repurchase plans or programs. Upon request by a recipient of awards granted under the Company’s 2015 Equity Incentive Plan or 2025 Equity Incentive Plan, the Company may issue shares upon the vesting of restricted stock awards or restricted stock units, or the grant of stock awards, net of the statutory tax withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued. The following table provides information concerning shares of the Company’s common stock treated as repurchased during the quarter ended March 31, 2026 in connection with the issuance of shares upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements:

			Total Number of
			Shares Purchased as	Maximum Number
	Total Number	Average	a Part of Publicly	of Shares That May
	of Shares	Price Per	Announced	Yet Be Purchased
Period	Purchased	Share	Programs	Under the Program
January 1 – January 31, 2026	223	$24.95	—	—
February 1 – February 28, 2026	1,792	21.87	—	—
March 1 – March 31, 2026	—	—	—	—
Total	2,015	$22.21	—	—

During the quarter ended March 31, 2026, the Company did not repurchase any shares other than shares treated as repurchased upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements as described and set forth above.

Item 5.	Other Information.

During the quarter ended March 31, 2026, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 trading plan or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

Date: May 11, 2026		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer