Form 10-K
period 2026-06-30
EVI INDUSTRIES, INC.
filed 2026-09-08
CIK 65312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Yes ☐ No ☒

The aggregate market value as of December 31, 2025 of the registrant’s common stock, the only class of voting or non-voting common equity of the registrant, held by non-affiliates of the registrant was approximately $159,823,590, based on the closing price of the registrant’s common stock on the NYSE American on that date.

The number of outstanding shares of the registrant’s common stock as of September 3, 2026 was 12,878,532.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

-i-

TERMS USED IN THIS REPORT

Unless the context otherwise requires, references to the “Company” or “EVI” in this Annual Report on Form 10-K (this “Report”) refer to EVI Industries, Inc., collectively with its subsidiaries. References in this Report to “fiscal 2026” or any period thereof refer to the Company’s fiscal year ended June 30, 2026 or the applicable period thereof, as the case may be. References in this Report to “fiscal 2025” or any period thereof refer to the Company’s fiscal year ended June 30, 2025 or the applicable period thereof, as the case may be.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “could,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers or suppliers are located; economic uncertainty, including as it relates to governmental measures such as tariffs, legislation and judicial decisions with respect thereto, and their effect on global trading markets, the availability and pricing of products, credit markets, industry conditions, economic conditions generally or otherwise on the Company and its business, costs and results; industry conditions and trends; credit market volatility; risks related to supply chain delays and disruptions and their impact on the Company’s business and results, including the Company’s ability to deliver products and services to its customers on a timely basis; risks relating to inflation and other price increases (including due to the imposition of tariffs), and their impact on the Company’s business, costs and results (including that, if desired, the Company may not be able to successfully increase the price of its products and services to offset such costs, in whole or in part, and that price increases may result in reduced demand for the Company’s products and services); risks related to labor shortages and increases in the costs of labor, and the impact thereof on the Company, including its ability to deliver products, provide services or otherwise meet customers’ expectations; risks related to interest rate increases, including the impact thereof on the cost of the Company’s indebtedness and the Company’s ability to raise capital if deemed necessary or advisable; risks associated with international relations and international hostilities, including any escalation or worsening thereof, and their impact on economic conditions; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s “buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic transactions, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions and other strategic transactions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions or other strategic transactions (or for other purposes), risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions; risks related to the Company’s new consumer garment care services division, including that the Company’s expansion into the consumer garment care services industry may not be successful, operational and other risks related to the consumer garment care services industry, and risks related to the anticipated size of, and opportunity within, the consumer garment care services industry, including its total addressable market, the applicability and success of the Company’s growth strategy in that industry, and that the Company may not realize or benefit from, to the extent anticipated or at all, the expected strategic, competitive, and financial advantages of leveraging the Company’s commercial laundry capabilities, infrastructure, and supply relationships; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion efforts and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expand; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks of cybersecurity threats or incidents, including the potential misappropriation or use of assets or confidential information, corruption of data or operational disruptions; environmental risks, including potential liabilities and litigation; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company, and the risk that inventory management initiatives may not be successful; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located, including, in particular, that a weaker U.S. dollar would result in increased costs, which in turn would negatively affect the Company’s operating results; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from, among other circumstances, delays in installation (including due to delays in construction or the preparation of the customer’s facilities) or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and their impact on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, expenses associated with the Company’s implementation of its enterprise resource planning system and field service platform, and other investments, initiatives and expenses, may not result in the benefits anticipated; the Company’s exposure with respect to its cash balances in depositary accounts in excess of the $250,000 in maximum Federal Deposit Insurance Corporation (“FDIC“) insurance coverage; dividends may not be paid in the future; and other economic, competitive, governmental, technological and other risks and factors discussed elsewhere in this Report, including, without limitation, in the “Risk Factors” section hereof, and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update, revise or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

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

As of June 30, 2026, the Company reported its results of operations through a single operating and reportable segment.

During July 2026, the Company announced its plans to expand into the consumer garment care services industry and, in connection therewith, the Company entered into a definitive agreement to acquire Miami, Florida-based Sudsies, Inc. (“Sudsies”), a well-established operator in the garment care sector and one of South Florida's premier garment care businesses. The acquisition of Sudsies was consummated on September 1, 2026 for a total purchase price of $37.4 million, which is subject to post-closing adjustments. The Company has established a new division, which will be a separate operating and reportable segment, for its consumer garment care services operations and investments. The expansion into the consumer garment care services industry marks the Company’s first dedicated expansion beyond the commercial laundry distribution and service industry since the Company began executing its “buy-and-build” growth strategy in 2016. This planned expansion is based on the Company's belief that consumer garment care, which is a multibillion dollar industry, represents a compelling long-term opportunity. The consumer garment care services industry serves an essential market has historically displayed steady, recurring demand, and is served by thousands of independent, often family-owned businesses. As consumers place growing value on quality, convenience, and service experience, the Company sees a significant opportunity to build a leading consumer garment care business of national scale.

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

As previously described, on September 1, 2026, the Company acquired Sudsies, which marked the Company's entry into the consumer garment care services industry providing cleaning, alteration, and repair services directly to consumers.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Report and Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the acquisitions consummated by the Company during fiscal 2025 and fiscal 2026. The post-acquisition financial condition and results of Sudsies, which was acquired by the Company on September 1, 2026 and marked the Company’s entry into the consumer garment care services industry, will be included in the Company’s consolidated financial statements beginning in the quarter ending September 30, 2026.

Customers and Markets

The Company’s customer base consists of approximately 55,000 customers located primarily in the United States, Canada, the Caribbean, and Latin America. No single customer accounted for more than 10% of the Company’s revenues for fiscal 2026 or fiscal 2025.

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

Foreign Sales

Foreign sales do not represent a significant portion of the Company’s business. The Company’s revenues from foreign sales relate principally to sales of commercial and industrial laundry and dry cleaning equipment and boilers to Canada, the Caribbean, and Latin America. All of the Company’s foreign sales require the customer to make payment in United States dollars. The Company’s sales to foreign buyers may be affected by the strength of the United States economy relative to the countries where its customers are located. The Company had no foreign exchange contracts outstanding at June 30, 2026 or 2025. As discussed elsewhere in this Report, including in “Item 1A. Risk Factors,” foreign sales may also be impacted by governmental measures, including trade policies, barriers and tariffs.

Sources of Supply

The Company purchases commercial and industrial laundry products, dry cleaning machines, boilers and other products for distribution from a number of domestic and foreign manufacturers and suppliers. The major manufacturers of the products sold by the Company are American Dryer Corporation, Chicago Dryer Company, Cleaver Brooks Inc., Girbau S.A., Dexter Laundry, Inc., Fulton Thermal Corp., Maytag Corporation, Pellerin Milnor Corporation, Unipress Corporation, Softrol Systems, Inc., Fagor Commercial, Inc., and Whirlpool Corporation. Purchases from four manufacturers accounted for a total of approximately 71% and 72% of the Company’s product purchases for fiscal 2026 and 2025, respectively. No other manufacturers accounted for more than 10% of product purchases during fiscal 2026 or fiscal 2025. The Company believes that it has good working relationships with its current manufacturers and suppliers. The Company has contracts with several of the manufacturers and suppliers of the products which the Company sells and has established, long-standing relationships with most of its manufacturers and suppliers. The Company believes that such relationships provide the Company with certain competitive advantages, including exclusivity for certain products in certain areas and, in certain cases, favorable pricing and other terms. While the Company has generally not experienced difficulty in purchasing products it distributes, the effects of, and uncertainties surrounding, international tariffs could result in disruption in fulfilling orders and increases in product costs.

The Company purchases products from a number of foreign suppliers. The Company’s purchases from foreign suppliers may be affected by the strength of the United States dollar relative to the currencies of the countries where its suppliers are located. Particularly, a weaker U.S. dollar would result in increased costs, which in turn would negatively affect the Company’s operating results. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at June 30, 2026 or 2025. As discussed elsewhere in this Report, including in “Item 1A. Risk Factors,” foreign purchases may also be impacted by governmental measures, including trade policies, barriers and tariffs.

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

Due to special options and features on most of the larger and more expensive equipment ordered by customers, in most instances, the Company purchases the equipment distributed by it after its receipt of orders from its customers. However, from time to time, including in fiscal 2026 and fiscal 2025, the Company purchased inventory in advance to take advantage of favorable pricing at the time or for other purposes, including to support the Company’s sales growth initiatives in new distribution territories and in support of growth initiatives related to the establishment of new manufacturer and supplier distribution relationships. The Company also maintains an inventory of more standardized and smaller-sized equipment that often requires more rapid delivery to meet customer needs.

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

As previously described, on September 1, 2026, the Company acquired Sudsies, which marked the Company’s expansion into the consumer garment care services industry. Garment care operations have historically, and may continue to involve, the use, storage, handling and disposal of chemicals and other substances that may be hazardous or otherwise regulated under federal, state and local environmental laws and regulations, including perchloroethylene (“PCE” or “perc”), a solvent historically used in the industry. These laws and regulations govern, among other matters, the use, storage, handling, transportation, release and disposal of hazardous substances and wastes and the investigation and remediation of contaminated soil, groundwater and other environmental media. The Company may incur significant costs or liabilities arising from actual or alleged releases of PCE or other hazardous substances at properties that the Company owns, leases or operates, or at third-party locations to which wastes from the Company’s operations have been transported for treatment, storage or disposal. Contamination may result from current operations, historical practices, accidental spills or releases, leaking equipment or storage systems, waste disposal practices, activities of prior owners or operators, or other circumstances outside of the Company’s control. In some cases, contamination may not be discovered until years after the underlying activity or release occurred. Certain environmental laws may impose liability for investigation and remediation costs without regard to whether the party responsible for the contamination was negligent or otherwise at fault. As a result, the Company could become responsible for environmental conditions that existed before acquiring, leasing or operating a property that were caused by third parties. The Company could be subject to claims by governmental authorities, landlords, neighboring property owners or other third parties relating to alleged contamination, exposure to hazardous substances, property damage or other environmental impacts. Environmental laws and regulations, and their interpretation and enforcement, may become more stringent over time, including with respect to the use of PCE and other chemicals used in garment care operations. Compliance with new or more stringent requirements could require the Company to modify its operations, replace equipment or chemicals, implement additional monitoring or environmental controls, conduct investigation or remediation activities, or incur other material expenditures.

The Company is also subject to rules and regulations with respect to its contracts and dealings with government facilities.

Human Capital Resources

As of August 1, 2026, the Company had 900 full and part-time employees. All of the Company’s employees are based in the United States. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

The Company believes that it is crucial to continue to attract and retain experienced employees. The Company strives to create a workplace that is diverse, innovative, and safe for its employees. The Company seeks to attract highly qualified and diverse talent and to provide its employees with growth opportunities, competitive compensation and benefits, and a variety of training and development programs.

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

Risks Related to the Commercial and Industrial Laundry Distribution and Service Business

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

While the Company purchases the products it distributes from a number of manufacturers and suppliers, purchases from four manufacturers accounted for a total of approximately 71% and 72% of the Company’s product purchases for fiscal 2026 and 2025, respectively. The Company believes it has good working relationships with the manufacturers or suppliers from which the Company purchases its products. However, if such relationships deteriorate or the Company is unable to maintain such relationships, including with any of its or its acquired businesses’ principal manufacturers or suppliers, the Company’s business and results could be materially and adversely impacted. In addition, efforts of the Company and its acquired businesses to mitigate any loss, including brand shifts, may not be successful. Further, the Company does not have contracts with all of its manufacturers, and certain contracts the Company does have are short term agreements and can be terminated on short notice. In addition, suppliers may not comply with the terms of any agreements or may choose to terminate such agreements, allow such agreements to expire without renewal, or seek to revise the agreements on terms which are less favorable to the Company than the prevailing terms, any of which could materially and adversely impact the Company’s business and results.

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

The Company also competes for qualified employees and, in light of labor market disruptions, such competition has been more intense and led to increases in the costs of labor. See “Labor shortages and increases in labor costs may have a material adverse impact on the Company’s business and results of operations” below.

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

Risks Related to Consumer Garment Care Services Business

The Company's expansion into the consumer garment care services industry may not be successful.

As previously described, during July 2026, the Company announced its plans to expand into the consumer garment care services industry and, in connection therewith, the Company entered into a definitive agreement to acquire Sudsies, a well-established operator in the garment care sector and one of South Florida's premier garment care businesses. The acquisition of Sudsies was consummated on September 1, 2026. The expansion into the consumer garment care services industry marks the Company’s first dedicated expansion beyond the commercial laundry distribution and service industry since the Company began executing its “buy-and-build” growth strategy in 2016. There is no assurance that the Company’s plans and efforts with respect to the consumer garment care services industry will be successful, and these plans and efforts will subject the Company to risks associated with the consumer garment care business, including operational risks and environmental risks (as described in further detail below). There is also no assurance as to the applicability and success of the Company’s buy-and-build strategy in the consumer garment care services industry, or the anticipated strategic, competitive, and financial advantages of leveraging the Company’s commercial laundry capabilities, infrastructure, and supply relationships. The expansion into the consumer garment care services industry may also divert management’s attention from the Company’s other operations and entail other risks associated with growth or the pursuit of growth through acquisitions and strategic transactions, including those described in the risk factor entitled “Acquisitions and the Company’s pursuit of acquisitions and other strategic transactions subject the Company to a number of risks" below.

Environmental liabilities, including liabilities relating to the use, handling and disposal of hazardous substances and historical contamination.

Garment care operations have historically, and may continue to involve, the use, storage, handling and disposal of chemicals and other substances that may be hazardous or otherwise regulated under federal, state and local environmental laws and regulations, including perchloroethylene (“PCE” or “perc”), a solvent historically used in the industry. These laws and regulations govern, among other matters, the use, storage, handling, transportation, release and disposal of hazardous substances and wastes and the investigation and remediation of contaminated soil, groundwater and other environmental media. The Company may incur significant costs or liabilities arising from actual or alleged releases of PCE or other hazardous substances at properties that the Company owns, leases or operates, or at third-party locations to which wastes from the Company’s operations have been transported for treatment, storage or disposal. Contamination may result from current operations, historical practices, accidental spills or releases, leaking equipment or storage systems, waste disposal practices, activities of prior owners or operators, or other circumstances outside of the Company’s control. In some cases, contamination may not be discovered until years after the underlying activity or release occurred. Certain environmental laws may impose liability for investigation and remediation costs without regard to whether the party responsible for the contamination was negligent or otherwise at fault. As a result, the Company could become responsible for environmental conditions that existed before acquiring, leasing or operating a property that were caused by third parties. The Company could be subject to claims by governmental authorities, landlords, neighboring property owners or other third parties relating to alleged contamination, exposure to hazardous substances, property damage or other environmental impacts. Environmental laws and regulations, and their interpretation and enforcement, may become more stringent over time, including with respect to the use of PCE and other chemicals used in garment care operations. Compliance with new or more stringent requirements could require the Company to modify its operations, replace equipment or chemicals, implement additional monitoring or environmental controls, conduct investigation or remediation activities, or incur other material expenditures. The Company cannot predict the nature, scope or cost of future environmental requirements or whether environmental conditions will be identified at any current or future locations or at third-party disposal sites. Any investigation, remediation, compliance measures, governmental enforcement proceedings, fines, penalties, third-party claims or other environmental liabilities could result in significant costs, disrupt operations, adversely affect the value or usability of affected properties and have a material adverse effect on the Company’s business, financial condition and results of operations.

General Business Risks

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

The market for qualified employees is highly competitive. The Company may be unable to continue to attract and retain qualified personnel. In addition, increases in labor costs have resulted in, and may continue to result in, increases in the Company’s operating expenses. If labor market disruptions occur and/or labor cost increases continue, the Company’s sales or service team could be short staffed and would be more costly to retain, and the Company’s ability to meet its customers’ demands or expectations could be adversely impacted, any of which could materially adversely affect the Company’s business and results of operations.

The Company faces risks associated with environmental and other regulations.

As described above, the Company’s business and operations are subject to federal, state, local and foreign environmental and other laws and regulations, including environmental laws governing the discharge of pollutants, the use, handling, generation, storage, transportation, release, and disposal of hazardous materials, substances, and wastes and the investigation and remediation of contaminated sites. As a public company, the Company will also be subject to any rules and regulations of the SEC and any applicable securities exchange concerning environmental and other social issues, which may result in increased costs and compliance efforts. The Company is also subject to rules and regulations with respect to its contracts and dealings with government facilities. The Company may not remain in compliance with all applicable laws and regulations and could be required to incur significant costs as a result of violations of, liabilities under, or efforts to comply with, applicable laws and regulations. In addition, violations may have other adverse implications for the Company, including negative public relations and potential litigation. Further, the Company may incur significant compliance costs in the event of changes to applicable laws and regulations.

The Company’s business and results may be impacted by international trade policies, including the imposition of tariffs.

In recent years, the U.S. government has enacted numerous changes to its trade policy, including changes to existing trade agreements and the use of tariffs to enforce trade policy. The tariffs impact various jurisdictions from where the Company sources its products. While the tariffs have not to date had a significant impact on the Company’s results, the trade policies are subject to change with limited or no advance notice and certain tariffs have been struck down by the United States Supreme Court. It is uncertain what, if any, impact tariffs or other trade policies, including judicial decisions with respect thereto, may have on the Company in the future, including on its ability to purchase products sourced internationally or the prices thereof. Tariffs could significantly increase the cost of the Company’s products and/or limit the availability of those products. While the Company has attempted to mitigate the risks and uncertainties relating to tariffs through supplier negotiations and increasing selling prices, there is no assurance that such efforts will be successful. Further, price increases may result in reduced customer demand. The actual impact of tariffs is subject to a number of factors, including the duration of such tariffs, changes to the countries included in the scope of tariffs, changes to amounts, potential retaliatory tariffs imposed by other countries, judicial decisions with respect to tariffs, and other variables, as well as the success of any actions taken by the Company in connection therewith.

Unexpected events, such as public health issues, natural disasters, geopolitical conflicts, civil unrest, severe weather and terrorist activities, may disrupt the Company’s operations and increase its costs.

The outbreak of a pandemic or public health crisis may adversely impact the Company. In addition, the occurrence of other unexpected events, including natural disasters, civil unrest, geopolitical conflicts (including the current conflict in the Middle East) and/or terrorist activities could adversely affect the Company’s operations and financial performance, including that the escalation of any conflicts or the expansion of any conflicts to impact additional regions could heighten many of the other risk factors included in this Item 1A.

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

The Company is party, as borrower, to a syndicated credit agreement (the “Credit Agreement”) in the maximum aggregate principal amount of up to $150 million, with an accordion feature to increase the revolving credit facility by up to $50 million for a total of $200 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $7.5 million and for the issuance of standby letters of credit of up to a sublimit of $15 million. The maturity date of the Credit Agreement is March 26, 2030. The Company had $51.0 million of outstanding borrowings under the Credit Agreement as of June 30, 2026.

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

The Company’s management, including Henry M. Nahmad, the Company’s Chairman, Chief Executive Officer and President, and the Company’s Board of Directors through stockholders agreement granting it the right to direct the voting of certain shares issued as consideration in acquisitions, may be deemed to control the Company as a result of their collective voting power over shares representing approximately 52.3% of the issued and outstanding shares of the Company’s common stock as of June 30, 2026. Under the Company’s Bylaws, directors are elected by a plurality vote and all other matters put to a vote of the Company’s stockholders require the affirmative vote of a majority of the shares of the Company’s common stock represented at a meeting, in person or by proxy, and entitled to vote on the matter unless a greater percentage is required by applicable law. Consequently, other than in very limited circumstances where a greater vote is required by applicable law, Mr. Nahmad and the other members of the Company’s management, without the consent or vote of any other stockholders of the Company, have the voting power to elect directors and approve other actions that require stockholder approval. The interests of the Company’s management may conflict with the interests of the Company’s other stockholders and also could have the effect of delaying or preventing a change in control of the Company or its management and/or adversely impact the market price of the Company’s common stock or the ability of the Company’s other stockholders to receive a premium for their shares in connection with any sale of the Company.

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

As permitted by Delaware law, the Company’s Board of Directors is authorized under the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to approve the issuance by the Company of up to 200,000 shares of preferred stock, and to designate the relative rights, preferences and limitations of any preferred stock so issued, in each case, without any action on the part of the Company’s stockholders. Currently, no shares of preferred stock are outstanding. In the event that the Company issues preferred stock in the future that has preference over the Company’s common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up of the Company, the rights of holders of shares of the Company’s common stock may be adversely affected. In addition, the Company is authorized under its Certificate of Incorporation to issue up to 20,000,000 shares of common stock. Inclusive of unvested restricted stock awards, there are currently approximately 14.4 million shares of common stock outstanding. Subject to applicable law and the rules and regulations of the NYSE American, the Company’s Board of Directors (or a committee thereof, in the case of shares issued under the Company’s equity-based compensation plan) has the power to approve the issuance of any authorized but unissued shares of the Company’s common stock, and any such issuances, including, without limitation, those under the Company’s equity-based compensation plan or pursuant to any acquisitions or other strategic transactions consummated by the Company or in connection with the financing thereof, would result in dilution to the Company’s stockholders. These provisions of the Certificate of Incorporation could also delay or prevent a change in control of the Company or its management, and could limit the price that investors are willing to pay in the future for shares of the Company’s common stock.

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

In addition, while businesses acquired during the fiscal year covered by the applicable Annual Report on Form 10-K are permitted to be excluded from the scope of management’s report on internal control over financial reporting and the related auditor attestation for such Annual Report on Form 10-K, the Company will face challenges and be required to incur expenses in connection with, and devote significant management time to, the internal control over financial reporting of acquired businesses. There is no assurance that any issues, deficiencies, significant deficiencies or material weaknesses in internal controls identified at acquired businesses will be remedied in a timely or cost-efficient manner or at all.

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

The Company’s information security team, which is led by the Company’s Director of Information Technology and also includes the Company’s Chief Financial Officer and other members of the Company’s internal audit and finance departments, is responsible for assessing and managing the Company’s cybersecurity risks and data protection practices. The Company’s Director of Information Technology has over 11 years of experience in managing cybersecurity risks and advising on cybersecurity matters.

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

During the fiscal year ended June 30, 2026, the Company did not identify any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

Item 2. Properties.

The Company’s principal executive offices are located in Miami, Florida. The Company’s principal properties include warehousing and distribution facilities and administrative office space, all of which are leased (generally for terms of three to ten years).

At June 30, 2026, the Company had a total of 35 warehousing and distribution facilities and administrative facilities located across 22 U.S. states. Senior management and support staff are located at the Company’s principal executive offices and other administrative offices mostly adjacent to the Company’s warehousing and distribution facilities. The facilities have an aggregate of approximately 569,000 square feet of space. The Company believes that its facilities are sufficient to meet the Company’s present operating needs.

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

As of September 2, 2026, there were approximately 140 holders of record of the Company’s common stock.

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

The following table provides information concerning shares of the Company's common stock repurchased during the quarter ended June 30, 2026:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares That May
	Total Number	Average	a Part of Publicly	Yet Be Purchased
	of Shares	Price Per	Announced	Under the
Period	Purchased	Share	Program(2)	Program(2)
April 1 - April 30, 2026	-	$-	-	-
May 1 - May 31, 2026	1,503	$19.39	-	-
June 1 - June 30, 2026	-	$-	-	-
Total	1,503(1)	19.39	-	-

(1)	All shares were treated as repurchased in connection with the issuance of shares upon the vesting of restricted stock units net of statutory tax withholding requirements
(2)	As of June 30, 2026. See below for information regarding the share repurchase program which was approved by the Company's Board of Directors during July 2026.

On July 28, 2026, the Company's Board of Directors approved a share repurchase program which authorizes the repurchase of up to $10.0 million of the Company's outstanding common stock. Under the share repurchase program, the Company may repurchase shares of its common stock from time to time in management’s discretion through solicited or unsolicited open market transactions, in privately negotiated transactions, or by other means in accordance with applicable federal securities laws, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing, manner, price, and amount of shares which may be repurchased under the program will be at management’s discretion based on market conditions, the trading price of the Company’s common stock, the Company’s financial condition, results of operations and capital requirements, general business conditions, alternative investment opportunities, and other factors deemed relevant by management. The share repurchase program does not obligate the Company to repurchase any specific amount of shares, has no expiration date, and may be modified, suspended or terminated at any time without prior notice at the discretion of the Company’s Board of Directors.

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

The Company’s growth strategy includes the pursuit of organic growth initiatives and a “buy-and-build” growth strategy. The Company’s “buy-and-build” growth strategy includes (i) the consideration and pursuit of acquisitions and other strategic transactions which management believes may complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company and (ii) the implementation of a growth culture at acquired businesses based on the exchange of ideas and business concepts among the management teams of the Company and the acquired businesses as well as through certain additional initiatives, which may include investments in additional sales and service personnel, new product lines, enhanced service operations and capabilities, new and improved facilities, and advanced technologies. See “Buy-and-Build Growth Strategy” below for information regarding business acquisitions consummated during the fiscal year ended June 30, 2025 (“fiscal 2025”) and the fiscal year ended June 30, 2026 (“fiscal 2026”).

As of June 30, 2026, the Company reported its results of operations through a single operating and reportable segment.

During July 2026, the Company announced its plans to expand into the consumer garment care services industry and, in connection therewith, the Company entered into a definitive agreement to acquire Miami, Florida-based Sudsies, Inc. (“Sudsies”), a well-established operator in the garment care sector and one of South Florida's premier garment care businesses. The acquisition of Sudsies was consummated on September 1, 2026 for a total purchase price of $37.4 million, which is subject to post-closing adjustments. The Company has established a new division, which will be a separate operating and reportable segment, for its consumer garment care services operations and investments. The expansion into the consumer garment care services industry marks the Company’s first dedicated expansion beyond the commercial laundry distribution and service industry since the Company began executing its “buy-and-build” growth strategy in 2016. This planned expansion is based on the Company's belief that consumer garment care, which is a multibillion dollar industry, represents a compelling long-term opportunity. The consumer garment care services industry serves an essential market has historically displayed steady, recurring demand, and is served by thousands of independent, often family-owned businesses. As consumers place growing value on quality, convenience, and service experience, the Company sees a significant opportunity to build a leading consumer garment care business of national scale.

Total revenues for fiscal 2026 increased by 15% compared to fiscal 2025. The increase was attributable to revenues generated by businesses acquired by the Company during fiscal 2025 and  2026.

Net income for fiscal 2026 increased by 3% from fiscal 2025. The increase in net income was primarily attributable to increases in revenue (as described above) and gross margin, partially offset by increases in selling, general, and administrative expenses, interest expense, and income taxes.

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

Buy-and Build Growth Strategy

The Company’s acquisitions under its “buy-and-build” growth strategy described above during fiscal 2025 and fiscal 2026 were as follows:

During fiscal 2025, the Company acquired Florida-based Laundry Pro of Florida, Inc., Indiana-based O’Dell Equipment & Supply, Inc., Illinois-based Haiges Machinery, Inc., and Wisconsin-based Girbau North America, Inc. The total consideration for these transactions was $51.0 million, consisting of $54.8 million in cash, net of cash acquired, and the settlement of acquirer receivables of $3.8 million.

During fiscal 2026, the Company acquired New York-based ASN Laundry Group and Ohio-based Belenky, Inc. The total consideration for these transactions consisted of $3.9 million, consisting of $3.1 million in cash and $0.8 million in amounts payable to the sellers as of June 30, 2026.

The companies acquired during fiscal 2026 and 2025 generally distribute commercial, industrial, and vended laundry products and provide installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. Acquisitions are generally effected by the Company through an existing or newly-formed subsidiary which acquires (whether by an asset purchase, stock purchase or merger) and operates the acquired business following the transaction. The Company, indirectly through its subsidiary, also assumes certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements.

As previously described, on September 1, 2026, the Company acquired Sudsies, which marked the Company's entry into the consumer garment care service industry. The total consideration paid in the transaction was $37.4 million in cash, which is subject to post-closing adjustments. The financial position, including assets and liabilities, and results of operations of Sudsies following the September 1, 2026 closing date of the acquisition will be included in the Company’s consolidated financial statements commencing in the quarter ending September 30, 2026.

See Note 3 to the Consolidated Financial Statements included in Item 8 of this Report for additional information about the acquisitions described above.

Consolidated Financial Condition

The Company’s total assets decreased from $307.0 million at June 30, 2025 to $304.5 million at June 30, 2026. The decrease in total assets was primarily attributable to a decrease in current assets, partially offset by an increase in equipment and improvements and goodwill. The Company’s total liabilities decreased from $163.6 million at June 30, 2025 to $154.4 million at June 30, 2026, primarily due to decreases in accounts payable, customer deposits, and long-term debt.

Liquidity and Capital Resources

The Company had approximately $6.8 million of cash at June 30, 2026 compared to $8.9 million of cash at June 30, 2025. The decrease in cash was primarily due to cash consideration paid in connection with business acquisitions, capital expenditures, a dividend payment, and optional payments on the Company’s credit facility, offset in part by cash generated from operations. The Company’s primary sources of cash are sales of products and services, and borrowings under its credit facility. The Company’s primary uses of cash are purchases of the products sold by the Company, employee related costs, and the cash consideration paid in connection with business acquisitions.

The following table summarizes the Company’s Consolidated Statements of Cash Flows (in thousands):

	Fiscal Year Ended June 30,
Net cash provided (used) by:	2026	2025
Operating activities	$20,606	$21,265
Investing activities	$(14,334)	$(51,786)
Financing activities	$(8,350)	$34,815

For fiscal 2026, operating activities provided cash of approximately $20.6 million compared to cash provided by operating activities of approximately $21.3 million in fiscal 2025. The $0.7 million decrease in cash provided by operating activities was primarily attributable to decreases in accounts payable, accrued expenses, and customer deposits, offset in part by decreases in accounts receivable and increases in depreciation and amortization, and provision for deferred income taxes.

Investing activities used cash of approximately $14.3 million during fiscal 2026 compared to approximately $51.8 million in fiscal 2025. The $37.5 million decrease in cash used by investing activities is due primarily to a greater amount of cash consideration paid in connection with business acquisitions in fiscal 2025 as compared to fiscal 2026.

Financing activities used cash of approximately $8.4 million in fiscal 2026 compared to cash provided by financing activities of approximately $34.8 million in fiscal 2025. The $43.2 million decrease in cash provided by financing activities was attributable primarily to an increase in borrowings under the Company’s credit facility to fund the Company’s acquisitions in fiscal 2025.

The Company is party, as borrower, to a syndicated credit agreement (the “Credit Agreement”). The Credit Agreement allows for borrowings in the maximum aggregate principal amount of up to $150 million, with an accordion feature to increase the revolving credit facility by up to $50 million for a total of $200 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $7.5 million and for the issuance of standby letters of credit of up to a sublimit of $15 million. The maturity date of the Credit Agreement is March 26, 2030. As of June 30, 2026, $52.2 million was available to borrow under the revolving credit facility.

Borrowings (other than swingline loans) under the Credit Agreement bear interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) the Secured Overnight Financing Rate (“SOFR”) plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of June 30, 2026, the Company had approximately $51.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 5.24%.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of June 30, 2026, the Company was in compliance with its covenants under the Credit Agreement.

The obligations of the Company under the Credit Agreement are collateralized by substantially all of the assets of the Company and certain of its subsidiaries, and are guaranteed, jointly and severally, by certain of the Company’s subsidiaries.

On July 28, 2026, the Company's Board of Directors approved a share repurchase program which authorizes the repurchase of up to $10.0 million of the Company's outstanding common stock. Under the share repurchase program, the Company may repurchase shares of its common stock from time to time in management’s discretion through solicited or unsolicited open market transactions, in privately negotiated transactions, or by other means in accordance with applicable federal securities laws, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing, manner, price, and amount of shares which may be repurchased under the program will be at management’s discretion based on market conditions, the trading price of the Company’s common stock, the Company’s financial condition, results of operations and capital requirements, general business conditions, alternative investment opportunities, and other factors deemed relevant by management. The share repurchase program does not obligate the Company to repurchase any specific amount of shares, has no expiration date, and may be modified, suspended or terminated at any time without prior notice at the discretion of the Company’s Board of Directors.

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

Off-Balance Sheet Financing

As of June 30, 2026, the Company had no off-balance sheet financing arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Results of Operations

Revenues

Revenues for fiscal 2026 increased by approximately $56.7 million (15%) from fiscal 2025. The increase was primarily attributable to revenues generated by businesses acquired by the Company during fiscal 2025 and fiscal 2026.

Cost of Sales and Selling, General and Administrative Expenses

	Fiscal Year Ended
	June 30,
	2026	2025
As a percentage of revenues:
Cost of sales, net	68.5%	69.6%
As a percentage of revenues:
Selling, general and administrative expenses	28.0%	26.8%

Cost of sales, expressed as a percentage of revenues, decreased to 68.5% in fiscal 2026 from 69.6% in fiscal 2025, representing gross margins of 31.5% in fiscal 2026 and 30.4% in fiscal 2025. The decrease in cost of sales as a percentage of revenues and increase in gross margin were primarily attributable to favorable changes in product and customer mix. The increase in gross margin is also attributable to the Company’s efforts to drive higher quality sales opportunities from promoting solution selling as a value-added distributor.

Selling, general and administrative expenses increased by approximately $20.4 million (20%) in fiscal 2026 compared to fiscal 2025, primarily due to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in salary, stock compensation, rent, technology costs, professional fees, and insurance costs to support the Company’s growth, and (c) depreciation and amortization. As a percentage of revenues, selling, general and administrative expenses increased to 28.0% in fiscal 2026 from 26.8% in fiscal 2025.

Interest Expense

Interest expense, net increased by approximately $1.2 million (44%) in fiscal 2026 compared to fiscal 2025 as the average outstanding debt balances were higher in fiscal 2026, partially offset by decreases in the effective interest rate incurred on outstanding borrowings.

Provision for Income Taxes

The Company’s effective income tax rate was 34.5% for fiscal 2026 compared to 32.0% in fiscal 2025. The increase in the effective income tax rate in fiscal 2026 is attributable to an increase in the net impact of permanent book-tax differences resulting primarily from nondeductible compensation, partially offset by decreases in the Company's taxable presence in the jurisdictions where the Company operates.

Inflation

Inflation did not have a significant effect on the Company’s results during fiscal 2026 or fiscal 2025. However, the Company faces risks relating to inflation and other price increases (including due to the imposition of tariffs), which may have an adverse impact on the market for the Company’s products and services, including that there is no assurance that the Company will be able to effectively increase the price of its products and services to offset increased costs.

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals (or former principals) of the Company or its subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021, and the second three-year renewal term, which commenced in October 2024. Base rent for the first renewal term was $19,000 per month. Base rent for the second renewal term is $21,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $252,000 and $244,000 during fiscal 2026 and fiscal 2025, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the initial term was $36,000 per month. Base rent for the first renewal term is $40,000 per month. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $480,000 during fiscal 2026 and fiscal 2025.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the initial term was $11,000 per month. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term is $12,750 per month. Base rent for the third year of the renewal term is $13,000 per month. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $155,000 and $152,000 during fiscal 2026 and fiscal 2025, respectively.

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

Goodwill

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value. If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The identification and measurement of goodwill impairment involves the estimation of the fair value of the reporting unit and involves uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. The Company performed its annual impairment test in the fourth quarter of fiscal 2026 and determined there was no impairment.

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

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company will be required to utilize cash flow to service its debt, indebtedness may make the Company more vulnerable to economic downturns, and the terms of the Company’s indebtedness include certain covenants, which may place restrictions on the Company’s operations and activities, including its ability to pay dividends and take certain other actions. Interest on borrowings under the Company’s Credit Agreement accrue at a rate, at the Company’s election at the time of borrowing, equal to (a) SOFR plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of June 30, 2026, the Company had approximately $51.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 5.24%. Based on the amounts outstanding at June 30, 2026, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $510,000.

The Company’s revenues from foreign sales relate principally to sales of commercial and industrial laundry and dry cleaning equipment and boilers to Canada, the Caribbean, and Latin America. All of the Company’s foreign sales require the customer to make payment in United States dollars. The Company also purchases products from a number of foreign suppliers. The Company’s purchases from foreign suppliers and sales to foreign buyers may be affected by the strength of the United States dollar relative to the currencies of the countries where its customers and suppliers are located. Particularly, a weaker U.S. dollar would result in increased costs, which in turn would negatively affect the Company’s operating results. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at June 30, 2026 or 2025. As discussed elsewhere in this Report, including in “Item 1A. Risk Factors,” foreign sales and purchases may also be impacted by governmental measures, including trade policies, barriers and tariffs.

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

Shareholders and Board of Directors

EVI Industries, Inc.

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EVI Industries, Inc. (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 8, 2026 expressed an unqualified opinion thereon.

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

The primary procedures we performed to address this critical audit matter included:

●

Testing the design and operating effectiveness of certain controls over revenue recognition relating to whether and when control of equipment and parts sold, including installation, were transferred to customers.

●

Testing revenue transactions on a sample basis by evaluating whether and when control of the equipment and parts sold, including installation, was transferred to customers by obtaining and inspecting: (i) contracts, (ii) invoices, and (iii) shipping documents or evidence of installation, where applicable.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2018.

Miami, Florida

September 8, 2026

EVI Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	June 30,
	2026	2025
ASSETS
Current assets
Cash	$6,774	$8,852
Accounts receivable, net of allowance for expected credit losses	56,797	60,494
Inventories, net	66,271	66,059
Vendor deposits	1,267	1,396
Contract assets	632	289
Other current assets	9,258	8,346
Total current assets	140,999	145,436

Equipment and improvements, net	20,099	17,772
Operating lease assets	10,685	10,751
Intangible assets, net	28,859	30,875
Goodwill	93,934	91,667
Other assets	9,919	10,527

Total assets	$304,495	$307,028

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	June 30,
	2026	2025
LIABILITIES AND
SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$47,577	$50,963
Accrued employee expenses	14,511	15,398
Customer deposits	20,094	24,316
Contract liabilities	-	408
Current portion of operating lease liabilities	3,899	3,778
Total current liabilities	86,081	94,863

Deferred income taxes, net	9,081	7,691
Long-term operating lease liabilities	8,190	7,997
Long-term debt	51,000	53,000

Total liabilities	154,352	163,551

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	-	-
Common stock, $.025 par value; authorized shares – 20,000,000; 13,151,783 shares issued at June 30, 2026 and 12,983,872 shares issued at June 30, 2025 including shares held in treasury	329	325
Additional paid-in capital	116,690	111,219
Treasury stock, 276,087 shares, at cost, at June 30, 2026 and 221,879 shares, at cost, at June 30, 2025	(6,699)	(5,155)
Retained earnings	39,823	37,088
Total shareholders’ equity	150,143	143,477
Total liabilities and shareholders’ equity	$304,495	$307,028

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the year
	ended
	June 30,
	2026	2025
Revenues	$446,570	$389,830
Cost of sales	305,846	271,482
Gross profit	140,724	118,348
Selling, general and administrative expenses	125,012	104,580
Operating income	15,712	13,768
Interest expense, net	3,937	2,743
Income before provision for income taxes	11,775	11,025
Provision for income taxes	4,057	3,527

Net income	$7,718	$7,498

Net earnings per share – basic	$0.51	$0.50

Net earnings per share – diluted	$0.48	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2024	12,868,709	$322	$106,540	184,672	$(4,439)	$34,183	$136,606

Share repurchases	-	-	-	37,207	(716)	-	(716)

Vesting of restricted shares	108,236	3	(3)	-	-	-	-

Issuances of shares under employee stock purchase plan	6,927	-	124	-	-	-	124

Amount of dividends paid ($0.31 per share)	-	-	-	-	-	(4,593)	(4,593)

Stock compensation	-	-	4,558	-	-	-	4,558

Net income	-	-	-	-	-	7,498	7,498
Balance at June 30, 2025	12,983,872	325	111,219	221,879	(5,155)	37,088	143,477

Share repurchases	-	-	-	54,208	(1,544)	-	(1,544)

Vesting of restricted shares	157,671	4	(4)	-	-	-	-

Issuances of shares under employee stock purchase plan	10,240	-	177	-	-	-	177

Amount of dividends paid ($0.33 per share)	-	-	-	-	-	(4,983)	(4,983)

Stock compensation	-	-	5,298	-	-	-	5,298

Net income	-	-	-	-	-	7,718	7,718
Balance at June 30, 2026	13,151,783	$329	$116,690	276,087	$(6,699)	$39,823	$150,143

The accompanying notes are an integral part of these consolidated financial statements.

EVI Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

Years ended June 30,	2026	2025

Operating activities:
Net income	$7,718	$7,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,109	6,692
Amortization of debt discount	-	54
Provision for expected credit losses	1,102	1,052
Non-cash lease expense	(50)	143
Stock compensation	5,298	4,558
Inventory reserve	303	182
Provision (benefit) for deferred income taxes	1,390	(821)
Other	24	(87)
(Increase) decrease in operating assets:
Accounts receivable	3,080	(11,058)
Inventories	(253)	211
Vendor deposits	138	261
Contract assets	(343)	1,157
Other assets	1,106	(735)
(Decrease) increase in operating liabilities:
Accounts payable and accrued expenses	(1,383)	10,272
Accrued employee expenses	(887)	2,220
Customer deposits	(4,338)	(742)
Contract liabilities	(408)	408

Net cash provided by operating activities	20,606	21,265

Investing activities:
Capital expenditures	(7,152)	(4,861)
Cash paid for acquisitions, net of cash acquired	(7,182)	(46,925)

Net cash used by investing activities	(14,334)	(51,786)

Financing activities:
Dividends paid	(4,983)	(4,593)
Proceeds from borrowings	83,000	106,000
Debt repayments	(85,000)	(66,000)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(1,544)	(716)
Issuances of common stock under employee stock purchase plan	177	124

Net cash (used) provided by financing activities	(8,350)	34,815
Net (decrease) increase in cash	(2,078)	4,294
Cash at beginning of year	8,852	4,558

Cash at end of year	$6,774	$8,852

Supplemental information:
Cash paid for interest	$3,866	$2,500
Cash paid for income taxes	$4,630	$2,976
Supplemental disclosure of non-cash investing activities
Amounts owed to sellers in connection with acquisitions	$676	$4,181

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

As of June 30, 2026 the Company reported its results of operations through a single operating and reportable segment.

During July 2026, the Company announced its plans to expand into the consumer garment care services industry and, in connection therewith, the Company entered into a definitive agreement to acquire Miami, Florida-based Sudsies, Inc. (“Sudsies”), a well-established operator in the garment care sector and one of South Florida's premier garment care businesses. The acquisition was consummated on September 1, 2026. See ""Buy-and-Build" Growth Strategy" below for additional information regarding the acquisition of Sudsies. The Company has established a new division, which will be a separate operating and reportable segment, for its consumer garment care services operations and investments.

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

Historically the businesses acquired by the Company generally distribute commercial, industrial, and vended laundry products and provide installation and maintenance services to the new and replacement segments of the commercial, industrial and vended laundry industry. Acquisitions are generally effected by the Company through an existing or newly-formed subsidiary which acquires (whether by an asset purchase, stock purchase or merger) and operates the acquired business following the transaction. The Company, indirectly through its subsidiary, also assumes certain of the liabilities of the acquired business. The financial position, including assets and liabilities, and results of operations of the acquired businesses following the respective closing dates of the acquisitions are included in the Company’s consolidated financial statements.

See Note 3 for information about the acquisitions consummated by the Company during the fiscal year ended June 30, 2026 (“fiscal 2026”) and the fiscal year ended June 30, 2025 (“fiscal 2025”).

On September 1, 2026, the Company acquired Sudsies, which marked the Company's entry into the consumer garment care services industry. The total purchase price paid in the transaction was $37.4 million in cash, which is subject to post-closing adjustments. Because the acquisition occurred subsequent to June 30, 2026 and shortly before the issuance of these consolidated financial statements, the initial accounting for the transaction is incomplete as of the date of this filing. Accordingly, the Company has not yet determined the fair values of the assets acquired and liabilities assumed, including the amount of goodwill and identifiable intangible assets. The Company expects to complete the purchase price allocation during the measurement period. The financial position, including assets and liabilities, and results of operations of Sudsies following the September 1, 2026 closing date of the acquisition will be included in the Company’s consolidated financial statements commencing in the quarter ending September 30, 2026.

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

Revenue from products transferred to customers at a point in time include commercial and vended laundry parts and equipment sales and accounted for approximately 88% and 87% of the Company’s revenue for fiscal 2026 and fiscal 2025, respectively. Revenue from products transferred to customers at a point in time is recognized when obligations under the terms of the contract with the Company’s customer are satisfied, which generally occurs with the transfer of control upon shipment.

The Company’s products are typically sold with a manufacturer’s warranty. Accordingly, warranty expense and product returns have not been significant.

Revenues that are recognized over time include (i) longer-termed contracts that include equipment purchased with installation and construction services, (ii) maintenance contracts, and (iii) service contracts. Revenue from products and services that are recognized over time accounted for approximately 12% and 13% of the Company’s revenue for fiscal 2026 and fiscal 2025, respectively.

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

Costs, estimated earnings and billings on longer-term contracts when the cost-to-cost method of revenue recognition is utilized as of June 30, 2026 and 2025 consisted of the following (in thousands):

June 30,	2026	2025

Costs incurred on uncompleted contracts	$3,924	$275
Estimated earnings	335	147
Less: billings to date	(3,627)	(647)
Retainage	-	106
Ending balance	$632	$(119)

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

These amounts are included in the Company’s consolidated balance sheets under the following captions (in thousands):

June 30,	2026	2025
Contract assets	$632	$289
Contract liabilities	-	(408)
Ending balance	$632	$(119)

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net assets acquired in a business combination.  The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value.  If the fair value is determined to be less than the carrying value, a second step is performed to measure the amount of impairment loss. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, an impairment is recorded for the excess. The identification and measurement of goodwill impairment involves the estimation of the fair value of the reporting unit and involves uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value.  The Company performed its annual impairment test in the fourth quarter of fiscal 2026 using the qualitative assessment to evaluate relevant events and circumstances such as macroeconomic conditions, cost factors, financial performance, and others. The Company has concluded that there was no impairment of goodwill in fiscal 2026 or fiscal 2025.

Accounts Receivable

Accounts receivable are customer obligations due under what management believes to be customary trade terms.  Invoices are typically due upon receipt, however, the Company may grant extended payment terms, typically 30 days, for certain customers.  The Company sells its products primarily to hospitals, nursing homes, government institutions, laundry plants, hotels, motels, vended laundry facilities and distributors and dry cleaning stores and chains.  The Company performs continuing credit evaluations of its customers’ financial condition and depending on the terms of credit, the amount of the credit granted and management’s history with a customer, the Company may require the customer to grant a security interest in the purchased equipment as collateral for the receivable.  Management reviews accounts receivable on a regular basis to determine whether it is probable that any amounts are impaired. The Company includes any balances that are deemed probable to be impaired in its overall allowance for expected credit losses. The provision for expected credit losses is recorded in selling, general and administrative expenses in the consolidated statements of operations. If customary attempts to collect a receivable are not successful, the receivable is then written off against the allowance for expected credit losses. The Company’s allowance for expected credit losses was $3.2 million and $3.1 million at June 30, 2026 and June 30, 2025, respectively. Actual write-offs may vary from the recorded allowance.

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

The Company established reserves of approximately $1.5 million and $1.2 million as of June 30, 2026 and 2025, respectively, against slow moving inventory.

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

Software Capitalization

The Company capitalizes certain costs related to the acquisition and development of internal use software, including implementation costs incurred in a cloud computing arrangement, during the application development stages of projects.  The Company amortizes these costs using the straight-line method over the estimated useful life of the software, typically seven years.  Costs incurred during the preliminary project or the post-implementation/operation stages of the project are expensed as incurred.  Capitalized computer software, included as a component of equipment and improvements, net and other assets, in the accompanying consolidated balance sheets, was $2.0 million and $1.3 million at June 30, 2026 and 2025, respectively. Computer software amortization expense was $274,000 and $168,000 in fiscal 2026 and fiscal 2025, respectively. Amortization of capitalized software is included in selling, general and administrative expenses in the consolidated statements of operations.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Customer-Related Intangibles, Tradenames and Other Intangible Assets

Finite- lived intangibles are amortized over their estimated useful life while indefinite-lived intangibles and goodwill are not amortized.  Customer-related intangibles, non-compete, and other finite-lived intangible assets are stated at cost less accumulated amortization, and are amortized on a straight-line basis over the estimated future periods to be benefited (5-10 years).  The estimates of fair value of the Company’s indefinite-lived intangibles and long-lived assets are based on information available as of the date of the assessment and takes into account management’s assumptions about expected future cash flows and other valuation techniques.  Amortization of finite-lived intangibles is included in selling, general and administrative expenses in the consolidated statements of operations. The Company also evaluates indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company performed its annual impairment test in the fourth quarter of fiscal 2026 using the qualitative assessment to evaluate relevant events and circumstances such as macroeconomic conditions, cost factors, financial performance, and others. Based on the assessment, the Company determined there was no impairment.

Asset Impairments

The Company periodically reviews the carrying amounts of its long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell.  The Company has concluded that there was no impairment of long-lived assets in fiscal 2026 or fiscal 2025.

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Earnings Per Share

The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. During fiscal 2026 and fiscal 2025, the Company granted restricted stock awards of 182,493 and 263,974 shares, respectively, and 96,960 and 139,122 restricted stock units, respectively. Shares of restricted stock are deemed to constitute a second class of stock for accounting purposes. Basic and diluted earnings per share for fiscal 2026 and fiscal 2025 are computed as follows (in thousands, except per share data):

	For the years ended
	June 30,
	2026	2025

Net income	$7,718	$7,498
Less: distributed and undistributed income allocated to non-vested restricted common stock	1,147	1,073
Net income allocated to EVI Industries, Inc. shareholders	$6,571	$6,425
Weighted average shares outstanding used in basic earnings per share	12,836	12,734

Dilutive common share equivalents	766	425
Weighted average shares outstanding used in diluted earnings per share	13,602	13,159
Basic earnings per share	$0.51	$0.50
Diluted earnings per share	$0.48	$0.49

At June 30, 2026, other than 1,905,736 unvested shares subject to restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding. The remaining 321,730 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive. At June 30, 2025, other than 1,445,267 shares subject to restricted stock awards or restricted stock units, there were no potentially dilutive securities outstanding. The remaining 609,591 shares of restricted common stock were not included in the calculation of diluted earnings per share because their impact was anti-dilutive.

Supplier Concentration

The Company purchases laundry, dry cleaning equipment, boilers and other products from a number of manufacturers and suppliers. Purchases from four manufacturers accounted for a total of approximately 71% and 72% of the Company’s product purchases for fiscal 2026 and 2025, respectively.

Advertising and Marketing Costs

The Company expenses the cost of advertising and marketing as incurred.  The Company incurred approximately $2.2 million and $1.0 million of advertising and marketing costs in fiscal 2026 and fiscal 2025, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The Company has no assets or liabilities that are adjusted to fair value on a recurring basis. The Company did not have any assets or liabilities measured at fair value on a nonrecurring basis, other than assets and liabilities from acquisitions, during fiscal 2026 or fiscal 2025.

The Company’s cash, accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximated estimated fair value, using Level 1 inputs. Cash is maintained with various high-quality financial institutions and have original maturities of three months or less. Accounts receivable and accounts payable approximate their fair value due to the short term nature of such accounts. The fair value of the Company’s indebtedness was estimated using Level 2 inputs based on quoted prices for those or similar debt instruments using applicable interest rates as of June 30, 2026 and approximated the carrying value of such debt because it accrues interest at variable rates that are repriced frequently. This approximates fair value based on the variable interest rate.

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

Judgment is required in developing the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowances that might be required against the deferred tax assets. Management evaluates the Company’s ability to realize its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it believes that it is more likely than not that the asset will not be realized. There were no valuation allowance adjustments during fiscal 2026 or fiscal 2025.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately reflect actual outcomes. The Company does not believe that there are any material unrecognized tax benefits as of June 30, 2026 or 2025 related to tax positions taken on its income tax returns. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and general and administrative expense, respectively, in the consolidated statements of operations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions to be effective in fiscal 2026. The OBBBA permanently reinstated 100% bonus depreciation for qualified property acquired after January 19, 2025. As a result, the Company recognized a reduction in current income tax expense related to the accelerated deduction of qualifying capital expenditures, with a corresponding increase in deferred tax liabilities associated with the difference between the tax basis and financial reporting basis of the related assets.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Right- of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, certain of the Company’s leases do not provide a readily determinable implicit rate. For such leases, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company uses instruments with similar characteristics when calculating its incremental borrowing rates.

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

Recently Issued Accounting Guidance

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires greater standardization and disaggregation of categories within an entity’s tax rate reconciliation disclosure, as well as disclosure of income taxes paid by jurisdiction, among other requirements. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 is effective on a prospective basis, with retrospective application permitted. The Company prospectively adopted ASU 2023-09, effective for the fiscal year ended June 30, 2026, and accordingly is providing enhanced tax rate reconciliation disclosures herein. See Note 10, “Income Taxes.”

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

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3. Acquisitions
Fiscal 2026 Acquisitions

ASN Acquisition

On August 1, 2025, the Company acquired ASN Laundry Group (“ASN”), a New York-based distributor of commercial laundry products and a provider of related technical installation and maintenance services. The consideration paid by the Company in connection with the acquisition consisted of $0.5 million in cash. In addition, the Company assumed $0.1 million of accrued liabilities of ASN in connection with the transaction. Fees and expenses related to the acquisition, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2026.

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

Goodwill is attributable primarily to the assembled workforce, as well as the expected benefits from the increased scale of the Company as a result of the acquisition. The financial position, including assets and liabilities, of ASN is included in the Company’s consolidated balance sheet as of June 30, 2026 and the results of operations of ASN since the August 1, 2025 closing date are included in the Company’s consolidated financial statements for fiscal 2026.

BEL Acquisition

On February 28, 2026, the Company acquired substantially all of the assets of Belenky, Inc. (“BEL”), an Ohio-based distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration paid by the Company in connection with the acquisition consisted of $2.5 million in cash, including a $0.1 million payment made during the three months ended June 30, 2026, and $0.7 million in amounts payable to the seller. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of BEL, consisting primarily of legal and other professional fees, were not material.

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

Allocation of purchase price consideration:
Accounts receivable	$485
Inventories	255
Equipment and improvements	138
Intangible assets	1,130
Accounts payable and accrued expenses	(410)
Customer deposits	(116)
Total identifiable net assets	1,482
Goodwill	1,707
Total	$3,189

As of the date of this Annual Report on Form 10-K, the Company is continuing its valuation of intangible assets and certain working capital adjustments, which is subject to adjustment in accordance with the asset purchase agreement. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of those assets as of the closing date is obtained during the post-closing measurement period of up to one year.

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

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition. The goodwill from the acquisition is deductible for income tax purposes. The financial position, including assets and liabilities, of BEL is included in the Company’s consolidated balance sheet as of June 30, 2026 and the results of operations of BEL since the February 28, 2026 closing date are included in the Company’s consolidated financial statements for fiscal 2026.

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

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition. The goodwill from the acquisition is deductible for income tax purposes. The financial position, including assets and liabilities, of LPF is included in the Company’s consolidated balance sheet as of June 30, 2025 and 2026, and the results of operations of LPF since the July 1, 2024 closing date are included in the Company’s consolidated financial statements for fiscal 2025 and 2026.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition. The goodwill from the acquisition is deductible for income tax purposes. The financial position, including assets and liabilities, of ODL is included in the Company’s consolidated balance sheet as of June 30, 2025 and 2026, and the results of operations of ODL since the November 1, 2024 closing date are included in the Company’s consolidated financial statements for fiscal 2025 and  2026.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition. The goodwill from the acquisition is deductible for income tax purposes. The financial position, including assets and liabilities, of HMI is included in the Company’s consolidated balance sheet as of June 30, 2025 and 2026, and the results of operations of HMI since the February 1, 2025 closing date are included in the Company’s consolidated financial statements for fiscal 2025 and 2026.

GNA Acquisition

On April 1, 2025, the Company completed the acquisition of Girbau North America, Inc. (“GNA”), a Wisconsin based master distributor of commercial laundry products and a provider of related technical installation and maintenance services to the on-premise and vended laundry segments of the commercial laundry industry. The consideration in connection with the acquisition of $38.4 million consisted of approximately $42.2 million in cash (net of cash acquired), including a $4.2 million payment made during the three months ended December 31, 2025 which prior to December 31, 2025 was recorded as an amount payable to the seller, net of approximately $3.8 million for the effective settlement of acquirer receivables. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of GNA, consisting primarily of legal and other professional fees, were approximately $300,000 and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for fiscal 2025.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Goodwill is attributable primarily to the assembled workforce acquired, as well as benefits from the increased scale of the Company as a result of the acquisition. The financial position, including assets and liabilities, of GNA is included in the Company’s consolidated balance sheet as of June 30, 2025 and 2026, and the results of operations of GNA since the April 1, 2025 closing date are included in the Company’s consolidated financial statements for fiscal 2025 and 2026.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Supplemental Pro Forma Results of Operations

The following unaudited supplemental pro forma information presents the results of operations of the Company, after giving effect to the above-described acquisitions completed by the Company during fiscal 2026 and fiscal 2025. As permitted by ASC 805-10-50-2, the following unaudited supplemental pro forma information does not give effect to the acquisition of ODL because it was impracticable to provide such information for the periods presented due to the lack of availability of meaningful financial statements of ODL that comply with GAAP.

The following unaudited supplemental pro forma information was prepared as if the acquisitions were consummated on July 1, 2024. The unaudited supplemental pro forma information set forth below reflects adjustments based on currently available information and assumptions made by management. While management believes the assumptions made are reasonable under the circumstances, they may not prove to be accurate. The unaudited pro forma information set forth below is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the Company would have been if the acquisitions had occurred on the date assumed, nor is it indicative of future results of operations.

	For the year ended
	June 30,
	2026	2025
(in thousands)	(Unaudited)	(Unaudited)
Revenues	$450,816	$438,553
Net income	7,754	8,345

The Company’s consolidated results of operations for fiscal 2026 and 2025 include total revenue of approximately $86.5 million and $18.4 million, respectively, and total net income of approximately $2.4 million and $0.6 million, respectively, attributable to businesses acquired during fiscal 2026 and 2025, based on the consolidated effective tax rate. These results of acquired businesses do not include the effects of acquisition costs or interest expense associated with consideration paid for the acquisitions.

4. Accounts Receivable	Accounts receivable as of June 30, 2026 and 2025 consisted of the following (in thousands):

June 30,	2026	2025

Accounts receivable - trade	$59,965	$63,572
Allowance for expected credit losses	(3,168)	(3,078)
	$56,797	$60,494

5. Other Current Assets	Other current assets as of June 30, 2026 and 2025 were comprised of the following (in thousands):

June 30,	2026	2025

Other receivables	$1,097	$539
Prepaid insurance	356	459
Net investments in sales type leases - current	1,859	1,769
Other current assets	5,946	5,579
	$9,258	$8,346

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6. Leases	Company as Lessee

As of June 30, 2026, the Company had 34 facilities, consisting of warehouse facilities and administrative offices, financed under operating leases with lease term expirations between 2026 and 2031. Operating lease cost consists of monthly rental payments under the terms of the Company’s lease agreements recognized on a straight-line basis.

The following table sets forth the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s consolidated balance sheet as of June 30, 2026. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Maturity of
Operating Lease
Liabilities
Fiscal years ending June 30,	(in thousands)
2027	$4,352
2028	3,243
2029	2,408
2030	2,001
2031	922
Thereafter	167
Total lease payments	$13,093
Less: amounts representing interest	1,004
Present value of lease liabilities	$12,089
Less: current portion	3,899
Long-term portion	$8,190

The table below presents additional information related to the Company’s operating leases (in thousands):

	Fiscal year ended	Fiscal year ended
	June 30,	June 30,
Operating lease cost	2026	2025
Operating lease cost (1)	$4,542	$3,967
Variable lease cost (2)	5,542	5,016
Total lease cost	$10,084	$8,983

(1)	Expenses are classified within selling, general and administrative expenses in the Company’s consolidated statements of operations for the fiscal years ended June 30, 2026 and 2025.

(2)

Certain of the Company’s subsidiaries lease space at locations where (i) they install laundry equipment and customers pay for the use of equipment and (ii) the leased space is paid for as part of a revenue sharing arrangement. These expenses are classified within cost of sales in the Company’s consolidated statements of operations for the fiscal years ended June 30, 2026 and 2025.

The table below presents lease-related terms and discount rates as of June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Weighted average remaining lease terms
Operating leases	3.65 years	3.74 years
Weighted average discount rate
Operating leases	4.34%	4.10%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the fiscal years ended June 30, 2026 and 2025 (in thousands):

	Fiscal year ended	Fiscal year ended
	June 30,	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:	$4,542	$3,967
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$3,854	$6,197

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

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

	Total Minimum	Amortization	Net Investment in
	Lease Payments	of Unearned	Sales Type
Fiscal years ending June 30,	to be Received	Income	Leases

2027	$5,129	$3,255	$1,874
2028	3,847	2,389	1,458
2029	2,894	1,616	1,278
2030	1,963	1,023	940
2031	1,195	578	617
Thereafter	1,162	502	660
			$6,827*

* Excludes non-guaranteed residual values of $2.6 million.

The total net investments in sales type leases, including stated residual values, as of June 30, 2026 and June 30, 2025 was $9.4 million and $9.8 million, respectively. The current portion of $1.9 million and $1.8 million is included in other current assets in the consolidated balance sheets as of June 30, 2026 and June 30, 2025, respectively, and the long term portion of $7.5 million and $8.0 million is included in other assets in the consolidated balance sheets as of  June 30, 2026 and June 30, 2025, respectively.

7. Equipment and Improvements	Major classes of equipment and improvements as of June 30, 2026 and 2025 consisted of the following (in thousands):

June 30,	2026	2025

Furniture and equipment	$29,148	$23,586
Building and leasehold improvements	4,528	4,387
Vehicles	8,697	8,282
	42,373	36,255
Accumulated depreciation and amortization	(22,274)	(18,483)
	$20,099	$17,772

Depreciation and amortization of equipment, vehicles, and improvements totaled approximately $5.0 million in fiscal 2026 compared to $4.2 million in fiscal 2025 and is recorded in selling, general and administrative expenses.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8. Goodwill and Intangible Assets	The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2024	$75,102
Goodwill from fiscal 2025 acquisitions (as described in Note 3)	16,352
Goodwill from other acquisitions (1)	126
Working capital adjustments (2)	87
Balance at June 30, 2025	$91,667
Goodwill from fiscal 2026 acquisitions (as described in Note 3)	2,291
Working capital adjustments (3)	(24)
Balance at June 30, 2026	$93,934

(1)	Relates to other, smaller-scale acquisitions consummated during fiscal 2025.
(2)	Relates to working capital adjustments from business acquisitions consummated by the Company during fiscal 2024.
(3)	Relates to working capital adjustments from business acquisitions consummated by the Company during fiscal 2025.

Customer-related intangibles and tradenames as of June 30, 2026 and 2025 consisted of the following (dollars in thousands):

	Estimated
	Useful Lives
June 30,	(in years)	2026	2025

Customer-related intangibles	8-10	$31,897	$31,047
Tradenames	Indefinite	14,455	14,175
		46,352	45,222
Accumulated amortization		(17,493)	(14,347)
		$28,859	$30,875

Amortization expense was approximately $3.1 million in fiscal 2026 compared to approximately $2.5 million in fiscal 2025, and is included in selling, general and administrative expenses in the consolidated statements of operations. As of June 30, 2026, the weighted average remaining estimated useful lives for customer-related intangibles was 7.0 years.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Based on the carrying amount of intangible assets as of June 30, 2026, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in the five-year period ending June 30, 2031 and thereafter is as follows (in thousands):

Fiscal years ending June 30,

2027	$2,879
2028	2,357
2029	1,817
2030	1,617
2031	1,439
Thereafter	4,295
Total	$14,404

9. Accounts Payable and Accrued Expenses	Accounts payable and accrued expenses as of June 30, 2026 and 2025 were comprised of the following (in thousands):

June 30,	2026	2025

Accounts payable	$35,704	$37,942
Accrued expenses	8,947	11,080
Sales tax accruals	2,926	1,941
	$47,577	$50,963

10. Income Taxes	The following are the components of income taxes provision (benefit) (in thousands):

Fiscal years ended June 30,	2026	2025

Current
Federal	$2,310	$3,200
State	357	1,148
	2,667	4,348

Deferred
Federal	1,170	(638)
State	220	(183)
	1,390	(821)
	$4,057	$3,527

In accordance with ASU 2023-09, the following table summarizes differences between income tax expense (benefit) at the statutory federal income tax rate and as presented on the consolidated statements of operations (dollars in thousands):

Fiscal years ended June 30,	2026		2025

Tax at the statutory rate	$2,473	21.0%	$2,313	21.0%
State income taxes, net of federal benefit (1)	445	3.8%	745	6.8%
Nondeductible compensation	906	7.7%	518	4.7%
Other	233	2.0%	(49)	-0.5%
Effective income tax	$4,057	34.5%	$3,527	32.0%

(1) State taxes in California and Illinois accumulated to over 50% of the tax effect in this category.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and the basis used for income tax purposes. Significant components of the Company’s current and noncurrent deferred tax assets and liabilities as of June 30, 2026 and 2025 were as follows (in thousands):

As of June 30,	2026	2025

Deferred tax assets:
Allowance for credit losses	$468	$472
Other reserves	1,166	1,048
Inventory capitalization	980	1,303
Stock compensation	1,602	1,325
Accrued liabilities	2,115	1,958
Lease liabilities	3,004	2,912
Other	301	263
	9,636	9,281

Deferred tax liabilities:
Goodwill	(8,108)	(6,984)
Inventory method changes	(913)	(1,366)
Depreciation	(3,754)	(2,701)
Intangible assets	(2,915)	(3,189)
Right of use assets	(2,716)	(2,732)
Other	(311)	-
	(18,717)	(16,972)
Net deferred income tax (liabilities) assets	$(9,081)	$(7,691)

A reconciliation of the income tax paid by jurisdiction is as follows:

For the Year Ended
June 30, 2026
Income taxes paid, net of refunds	(in thousands)
U.S. federal	$3,611
U.S state and local (1)	1,019
Total tax payments	$4,630

(1) The amount of income taxes paid, net of refunds, does not meet the 5% disaggregation threshold.

As of June 30, 2026, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2021.

11. Debt	The Company’s long-term debt as of June 30, 2026 and 2025 was as follows (in thousands):

	June 30,	June 30,
	2026	2025
Long-term debt	$51,000	$53,000

The Company is party, as borrower, to a syndicated credit agreement (the “Credit Agreement”). The Credit Agreement allows for borrowings in the maximum aggregate principal amount of up to $150 million, with an accordion feature to increase the revolving credit facility by up to $50 million for a total of $200 million. A portion of the revolving credit facility is available for swingline loans of up to a sublimit of $7.5 million and for the issuance of standby letters of credit of up to a sublimit of $15 million. The maturity date of the Credit Agreement is March 26, 2030. As of June 30, 2026, $52.2 million was available to borrow under the revolving credit facility.

Borrowings (other than swingline loans) under the Credit Agreement bear interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) the Secured Overnight Financing Rate (“SOFR”) plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of June 30, 2026, the Company had approximately $51.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 5.24%.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. As of June 30, 2026, the Company was in compliance with its covenants under the Credit Agreement.

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

12. Related Party Transactions

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals (or former principals) of the Company or its subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021, and the second three-year renewal term, which commenced in October 2024. Base rent for the first renewal term was $19,000 per month. Base rent for the second renewal term is $21,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $252,000 and $244,000 during fiscal 2026 and fiscal 2025, respectively.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the initial term was $36,000 per month. Base rent for the first renewal term is $40,000 per month. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $480,000 during fiscal 2026 and fiscal 2025.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the initial term was $11,000 per month. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term is $12,750 per month. Base rent for the third year of the renewal term is $13,000 per month. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $155,000 and $152,000 during fiscal 2026 and fiscal 2025, respectively.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13. Concentrations of Credit Risk

The Company believes that concentrations of credit risk with respect to trade receivables are limited due to the Company’s large customer base. Also, based on the Company’s credit evaluation, trade receivables are often collateralized by the equipment sold. No single customer or contract accounted for more than 10% of the Company’s revenues for fiscal 2026 or fiscal 2025. As of June 30, 2026, there were no accounts receivable due from any customer which accounted for greater than 10% of the Company’s accounts receivable.

14. Commitments and Contingencies

In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. No such performance bonds were outstanding at June 30, 2026. As of June 30, 2025, outstanding performance and payment bonds totaled $1.2 million.

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

15. Retirement Plan

The Company has participatory deferred compensation plans under which it matches 50% of employee contributions up to 6% of an eligible employee’s yearly compensation on a discretionary basis. Employees are eligible to participate in the plans after six months of service. The Company contributed approximately $875,000 and $833,000 to the plans during fiscal 2026 and fiscal 2025, respectively. The plans are qualified plans under Section 401(k) of the Internal Revenue Code.

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

On September 11, 2024, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.31 per share (totaling approximately $4.6 million in the aggregate), which was paid on October 7, 2024 to stockholders of record at the close of business on September 26, 2024

On September 11, 2025, the Company’s Board of Directors declared a special cash dividend on the Company’s common stock of $0.33 per share (totaling approximately $5.0 million in the aggregate), which was paid on October 6, 2025 to stockholders of record at the close of business on September 25, 2025.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

17. Equity Plan; Share Repurchase Program	Equity Incentive Plan

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

The fair value of awards granted under the Plans is expensed on a straight-line basis over the vesting period of the awards. Share-based compensation expense is included in selling, general and administrative expenses in the Company’s consolidated statements of operations. Non-cash share-based compensation expense under the Plans totaled $5.3 million and $4.6 million for fiscal 2026 and fiscal 2025, respectively.

During fiscal 2026, restricted stock awards of a total of 182,493 shares and a total of 96,960 restricted stock units were granted under the Plans. A portion of the restricted stock awards granted during fiscal 2026 is scheduled to vest ratably over four years and the remainder is scheduled to vest in 10 years from the date of grant. The total grant date fair value, determined by using the closing stock price on the date of grant, of such restricted stock awards was $5.1 million. A portion of the restricted stock units granted during fiscal 2026 is scheduled to vest ratably over four years and the remainder is scheduled to vest in 4 to 29 years from the date of grant. The total grant date fair value of such restricted stock units was $2.8 million.

During fiscal 2025, restricted stock awards of a total of 263,974 shares and 139,122 restricted stock units were granted under the 2015 Plan. A portion of the restricted stock awards granted during fiscal 2025 is scheduled to vest ratably over four years and the remainder is scheduled to vest in 10 years from the date of grant. The total grant date fair value, determined by using the closing stock price on the date of grant, of such restricted stock awards was $4.2 million. A portion of the restricted stock units granted during fiscal 2025 is scheduled to vest ratably over four years and the remainder is scheduled to vest in 4 to 19 years from the date of grant. The total grant date fair value of such restricted stock units was $2.6 million.

EVI Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During fiscal 2026, 112,299 shares of restricted stock awards and 45,372 restricted stock units vested and 54,208 shares of common stock with an aggregate fair market value of $1.5 million were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock.

During fiscal 2025, 73,277 shares of restricted stock awards and 35,009 restricted stock units vested and 37,207 shares of common stock with an aggregate fair market value of $0.7 million were withheld as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of such restricted stock.

As of June 30, 2026, the Company had $24.3 million and $11.8 million of total unrecognized compensation expense related to non-vested restricted stock awards and restricted stock units, respectively, which is expected to be recognized over the weighted-average period of 10.9 years and 9.0 years, respectively.

The following is a summary of non-vested restricted stock activity as of, and for the fiscal year ended, June 30, 2026:

	Restricted Stock Awards		Restricted Stock Units
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Non-vested restricted stock outstanding at June 30, 2025	1,486,571	$20.03	644,333	$22.93
Granted	182,493	$28.22	96,960	29.11
Vested	(112,299)	$22.02	(45,372)	23.20
Forfeited	-	$-	(4,863)	20.45
Non-vested restricted stock outstanding at June 30, 2026	1,556,765	20.85	691,058	23.79

Employee Stock Purchase Plan

During 2017, the Company’s stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “ESPP”). Subject to the terms and conditions thereof, the ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The ESPP provides for six-month offering periods ending on December 31 and June 30 of each year. During fiscal 2026, 10,240 shares of common stock were purchased under the ESPP for which the Company received net proceeds of $177,000. During fiscal 2025, 6,927 shares of common stock were purchased under the ESPP for which the Company received net proceeds of $124,000.

Share Repurchase Program

On July 28, 2026, the Company's Board of Directors approved a share repurchase program which authorizes the repurchase of up to $10.0 million of the Company's outstanding common stock. Under the share repurchase program, the Company may repurchase shares of its common stock from time to time in management’s discretion through solicited or unsolicited open market transactions, in privately negotiated transactions, or by other means in accordance with applicable federal securities laws, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing, manner, price, and amount of shares which may be repurchased under the program will be at management’s discretion based on market conditions, the trading price of the Company’s common stock, the Company’s financial condition, results of operations and capital requirements, general business conditions, alternative investment opportunities, and other factors deemed relevant by management. The share repurchase program does not obligate the Company to repurchase any specific amount of shares, has no expiration date, and may be modified, suspended or terminated at any time without prior notice at the discretion of the Company’s Board of Directors.

18. Segment Reporting

As of June 30, 2026, the Company had one operating and reporting segment: commercial laundry, which includes the distribution of commercial laundry equipment, related parts, supplies, and service. The segment is managed on a consolidated basis, with the CEO serving as the chief operating decision maker (the “CODM”). On a monthly basis, the CODM reviews financial information presented on a consolidated basis and uses consolidated operating income and net income to assess performance and allocate resources.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. This evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in the 2013 Internal Control – Integrated Framework. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on its evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2026.

BDO USA, P.C. (“BDO”), the Company’s independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2026 and its report thereon is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

EVI Industries, Inc.

Miami, Florida

Opinion on Internal Control over Financial Reporting

We have audited EVI Industries, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2026 and 2025, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes and our report dated September 8, 2026 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Miami, Florida

September 8, 2026

Item 9B. Other Information.

During the quarter ended June 30, 2026, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 trading plan or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2026 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 11. Executive Compensation.

The information required by Item 11 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2026 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information, as of June 30, 2026, with respect to compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation plans
			(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$-	3,585,054 (1)
Equity compensation plans not approved by security holders	0	$-	0
Total	0	$-	3,585,054 (1)

(1)

Includes 3,527,807 shares of the Company’s common stock available for issuance under the Company’s 2025 Equity Incentive Plan and 57,247 shares of the Company’s common stock available for issuance under the Company’s 2017 Employee Stock Purchase Plan.

Other Information

The remaining information required by Item 12 of Form 10-K will be provided by incorporating such information by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2026 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2026 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 of Form 10-K will be provided by incorporating the information required under such item by reference to the Company’s Definitive Proxy Statement with respect to the Company’s 2026 Annual Meeting of Stockholders, if filed with the SEC within 120 days after the end of the fiscal year covered by this Report, or, alternatively, by amendment to this Report filed with the SEC under cover of Form 10-K/A no later than the end of such 120-day period.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1) Financial Statements. The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at June 30, 2026 and 2025

Consolidated Statements of Operations for the years ended June 30, 2026 and 2025

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2026 and 2025

Consolidated Statements of Cash Flows for the years ended June 30, 2026 and 2025

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

10(b)(1)*	EVI Industries, Inc. 2015 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2024)

10(b)(2)*	EVI Industries, Inc. 2025 Equity Incentive Plan, (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2025)

10(b)(3)*

Form of Notice of Grant and Restricted Stock Agreement (Incorporated by reference to Exhibit 10(e)(2) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017)

10(b)(4)*	Form of Notice of Grant and Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2015)

10(c)*	EVI Industries, Inc. 2017 Employee Stock Purchase Plan (Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 30, 2017)

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, formatted in Inline XBRL (included within Exhibit 101 attachments)

*	Indicates management contract or compensatory plan or arrangement.
+	Indicates that document is furnished, not filed, with this Report. All other exhibits not so indicated are filed with this Report.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVI Industries, Inc.

Dated: September 8, 2026
	By:	/s/ Henry M. Nahmad
Henry M. Nahmad
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Henry M. Nahmad	Chairman, Chief Executive Officer	September 8, 2026
Henry M. Nahmad	(Principal Executive Officer) and President

/s/ Robert H. Lazar	Chief Financial Officer	September 8, 2026
Robert H. Lazar	(Principal Financial and Accounting Officer)

/s/ Dennis Mack	Director	September 8, 2026
Dennis Mack

/s/ David Blyer	Director	September 8, 2026
David Blyer

/s/ Timothy P. LaMacchia	Director	September 8, 2026
Timothy P. LaMacchia

/s/ Hal M. Lucas	Director	September 8, 2026
Hal M. Lucas

/s/ Glen Kruger	Director	September 8, 2026
Glen Kruger