Form 10-Q
period 2026-09-30
EVI INDUSTRIES, INC.
filed 2026-11-09
CIK 65312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-14757

EVI Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2014231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4500 Biscayne Blvd., Suite 340, Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.025 par value per share – 12,971,181 shares outstanding as of November 4, 2026.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (Unaudited)

	For the three months ended
	September 30,
	2026	2025
Revenues	$112,948	$108,269
Cost of sales	74,908	74,377
Gross profit	38,040	33,892
Selling, general and administrative expenses	31,812	30,330
Operating income	6,228	3,562
Interest expense, net	1,018	916
Income before income taxes	5,210	2,646
Provision for income taxes	1,363	799

Net income	$3,847	$1,847

Net earnings per share – basic	$0.25	$0.12

Net earnings per share – diluted	$0.24	$0.11

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except as otherwise noted)

	September 30,
	2026	June 30,
	(Unaudited)	2026
ASSETS
Current assets
Cash	$8,263	$6,774
Accounts receivable, net of allowance for expected credit losses of $3.1 million and $3.2 million, respectively	62,481	56,797
Inventories, net	70,265	66,271
Vendor deposits	1,407	1,267
Contract assets	970	632
Other current assets	10,396	9,258
Total current assets	153,782	140,999

Equipment and improvements, net	23,323	20,099
Operating lease right of use assets	16,968	10,685
Intangible assets, net	43,170	28,859
Goodwill	113,580	93,934
Other assets	9,672	9,919

Total assets	$360,495	$304,495

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,
	2026	June 30,
	(Unaudited)	2026
LIABILITIES AND
SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$54,010	$47,577
Accrued employee expenses	15,753	14,511
Customer deposits	23,394	20,094
Contract liabilities	155	—
Current portion of operating lease liabilities	5,120	3,899
Total current liabilities	98,432	86,081

Deferred tax liabilities, net	8,950	9,081
Long-term operating lease liabilities	13,454	8,190
Long-term debt	85,000	51,000

Total liabilities	205,836	154,352

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, $1.00 par value; authorized shares – 200,000; none issued and outstanding	—	—
Common stock, $.025 par value; authorized shares - 20,000,000; 13,253,126 shares issued at September 30, 2026 and 13,151,783 shares issued at June 30, 2026, including shares held in treasury	331	329
Additional paid-in capital	118,022	116,690
Treasury stock, 314,152 shares at September 30, 2026 and 276,087 shares at June 30, 2026, at cost	(7,364)	(6,699)
Retained earnings	43,670	39,823
Total shareholders’ equity	154,659	150,143
Total liabilities and shareholders’ equity	$360,495	$304,495

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands, except share data) (Unaudited)

	Three months ended September 30, 2026
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2026	13,151,783	$329	$116,690	276,087	$(6,699)	$39,823	$150,143

Share repurchases	—	—	—	38,065	(665)	—	(665)

Vesting of restricted shares	101,343	2	(2)	—	—	—	—

Stock compensation	—	—	1,334	—	—	—	1,334

Net income	—	—	—	—	—	3,847	3,847
Balance at September 30, 2026	13,253,126	$331	$118,022	314,152	$(7,364)	$43,670	$154,659

	Three months ended September 30, 2025
			Additional
	Common Stock		Paid-in	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Cost	Earnings	Total
Balance at June 30, 2025	12,983,872	$325	$111,219	221,879	$(5,155)	$37,088	$143,477

Share repurchases	—	—	—	27,366	(816)	—	(816)

Vesting of restricted shares	73,031	1	(1)	—	—	—	—

Dividends declared ($0.33 per share)	—	—	—	—	—	(4,983)	(4,983)

Stock compensation	—	—	1,241	—	—	—	1,241

Net income	—	—	—	—	—	1,847	1,847
Balance at September 30, 2025	13,056,903	$326	$112,459	249,245	$(5,971)	$33,952	$140,766

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the three months ended
	September 30,	September 30,
	2026	2025
Operating activities:
Net income	$3,847	$1,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,353	1,949
Provision for expected credit losses	209	218
Non-cash lease expense, net	(14)	(14)
Stock compensation	1,334	1,241
Inventory reserve	434	321
Benefit for deferred income taxes	(131)	(64)
Other	—	155
(Increase) decrease in operating assets:
Accounts receivable	(5,773)	(3,212)
Inventories	(4,428)	(9,486)
Vendor deposits	(140)	(1,321)
Contract assets	(338)	194
Other assets	(627)	(3,036)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	6,378	7,101
Accrued employee expenses	1,242	1,175
Customer deposits	3,300	3,023
Contract liabilities	155	932
Net cash provided by operating activities	7,801	1,023
Investing activities:
Capital expenditures	(2,263)	(1,913)
Cash paid for acquisitions, net of cash acquired	(37,384)	(488)
Net cash used by investing activities	(39,647)	(2,401)
Financing activities:
Proceeds from long-term debt	46,000	15,000
Debt repayments	(12,000)	(17,000)
Repurchases of common stock in satisfaction of employee tax withholding obligations	(665)	(816)
Net cash provided (used) by financing activities	33,335	(2,816)
Net increase (decrease) in cash	1,489	(4,194)
Cash at beginning of period	6,774	8,852
Cash at end of period	$8,263	$4,658

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	For the three months ended
	September 30,	September 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$856	$1,041
Cash paid during the period for income taxes	$130	$1,565
Supplemental disclosures of non-cash financing activities:
Dividends payable	$—	$4,983

See Notes to Condensed Consolidated Financial Statements

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Note (1) – General: The accompanying unaudited condensed consolidated financial statements include the accounts of EVI Industries, Inc. and its subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Article 10 of Regulation S-X related to interim period financial statements. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include certain information and footnotes required by GAAP for complete financial statements. However, in management’s opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals and adjustments) which are necessary in order to state fairly the Company’s results of operations, financial position, shareholders’ equity and cash flows as of and for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes, including the Summary of Significant Accounting Policies, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026. The June 30, 2026 balance sheet information contained herein was derived from the Company’s audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The estimates and assumptions made may not prove to be correct, and actual results could differ from the estimates.

The Company, through its wholly-owned subsidiaries, operates in the commercial and industrial laundry distribution and service business and, since its acquisition of Sudsies Inc. (“Sudsies”) on September 1, 2026, the consumer garment care services industry.

In the commercial and industrial laundry distribution and service business, the Company, through its wholly-owned subsidiaries, is a value-added distributor, and provides advisory and technical services. Through its sales organization, the Company provides its customers with planning, designing, and consulting services related to their commercial laundry operations. The Company sells and/or leases its customers commercial laundry equipment, specializing in washing, drying, finishing, material handling, water heating, power generation, and water reuse applications. In support of the suite of products it offers, the Company sells related parts and accessories. Additionally, through the Company’s network of commercial laundry technicians, the Company provides its customers with installation, maintenance, and repair services.

The Company’s customers include government, institutional, industrial, commercial and retail customers. Product purchases made by customers range from parts and accessories, to single or multiple units of equipment, to large complex systems. The Company also provides its customers with the services described above.

On September 1, 2026, the Company acquired Sudsies, a well-established operator in the garment care sector and one of South Florida's premier garment care businesses. The Company’s acquisition of Sudsies marked the Company's entry into the consumer garment care services industry. See Note 4 below for additional information regarding the Sudsies acquisition.

The Company’s growth strategy includes organic growth initiatives and business acquisitions pursuant to the Company’s “buy-and-build” growth strategy.

Note (2) – Summary of Significant Accounting Policies: There have been no material changes to the Company’s significant accounting policies from those described in Note 2 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Note (3) – Recently Issued Accounting Guidance: In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), to enhance the transparency and clarity of the components of specific expense categories in the income statement. ASU 2024-03 requires disclosure of additional information about specific expense categories underlying certain income statement expense line items. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will be effective for the Company’s annual financial statements beginning in the fiscal year ending June 30, 2028. The Company is currently evaluating the impact of this accounting standard on its financial statement presentation and its related disclosures.

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient allowing entities to assume that current conditions remain unchanged over the remaining life of current accounts receivable and contract assets. The Company adopted this guidance on July 1, 2026 and elected the practical expedient. The adoption did not have a material impact on the Company's unaudited condensed consolidated financial statements.

Management does not believe that accounting standards and updates which have been issued but are not yet effective will have a material impact on the Company’s condensed consolidated financial statements upon adoption, other than as described above.

Note (4) – Acquisitions:

Fiscal 2027 Acquisitions

Sudsies Acquisition

On September 1, 2026, the Company acquired Sudsies, a well-established operator in the garment care sector and one of South Florida's premier garment care businesses, which marked the Company's entry into the consumer garment care services industry. The total purchase price paid in the transaction was $37.4 million in cash, which is subject to post-closing adjustments. The Company funded the acquisition with borrowings under its credit facility. Fees and expenses related to the acquisition of Sudsies, consisting primarily of legal and other professional fees, were approximately $300,000 and recorded within selling, general and administrative expenses. In connection with the acquisition of Sudsies, the Company established a new division, which is a separate operating and reportable segment, for its consumer garment care services operations and investments. This new segment primarily consists of premium garment care services, including dry cleaning, laundry, garment finishing and related services to residential and commercial customers.

The acquisition of Sudsies was treated for accounting purposes as a purchase of Sudsies using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"), pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The computation of the purchase price consideration and the preliminary allocation of the consideration to the net assets acquired are presented in the following table (in thousands):

Allocation of purchase price consideration:
Accounts receivable	$120
Other current assets	48
Equipment and improvements	2,425
Intangible assets	15,200
Accounts payable and accrued expenses	(55)
Total identifiable net assets	17,738
Goodwill	19,646
Total	$37,384

As of the date of this Quarterly Report on Form 10-Q, the Company is continuing its valuation of intangible assets, equipment and improvements, and certain working capital items, which are subject to adjustment in accordance with the terms of the acquisition agreements. Accordingly, the purchase price allocation set forth above reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of those assets as of the closing date is obtained during the post-closing measurement period of up to one year.

Intangible assets consist of $4.5 million allocated to the Sudsies trade name and $10.7 million allocated to customer-related intangible assets. The Sudsies trade name is indefinite-lived and therefore not subject to amortization. The Sudsies trade name will be evaluated for impairment annually, or more frequently if an event occurs or circumstances change that indicate that it may be impaired, by comparing its fair value to its carrying amount to determine if a write-down to fair value is required. Customer-related intangible assets will be amortized over 10 years.

Goodwill is attributable primarily to the assembled workforce acquired. The goodwill from the acquisition is deductible for income tax purposes.

Fiscal 2026 Acquisitions

ASN Acquisition

On August 1, 2025, the Company acquired ASN Laundry Group (“ASN”), a New York-based distributor of commercial laundry products and a provider of related technical installation and maintenance services. The consideration paid by the Company in connection with the acquisition consisted of $0.5 million in cash. In addition, the Company assumed $0.1 million of accrued liabilities of ASN in connection with the transaction. Fees and expenses related to the acquisition, consisting primarily of legal and other professional fees, were not material and are classified as selling, general and administrative expenses in the Company’s consolidated statement of operations for the three months ended September 30, 2025.

The acquisition was treated for accounting purposes as a purchase of ASN using the acquisition method of accounting in accordance with ASC 805, pursuant to which the consideration paid by the Company was allocated to the acquired assets and assumed liabilities, in each case, based on their respective fair values as of the closing date, with the excess of the consideration transferred over the fair value of the net assets acquired being allocated to goodwill. The Company allocated $0.6 million to goodwill, which is expected to be amortized and deductible for tax purposes over 15 years.

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

Supplemental Pro Forma Results of Operations

The following supplemental pro forma information presents the results of operations of the Company for the three months ended  September 30, 2026 and September 30, 2025, after giving effect to the BEL and Sudsies acquisitions, as if such acquisitions were consummated on July 1, 2025.

The supplemental pro forma information set forth below reflects adjustments based on currently available information and assumptions made by management. While management believes the assumptions made are reasonable under the circumstances, they may not prove to be accurate. The pro forma information set forth below is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the Company would have been if the acquisitions of BEL and Sudsies had occurred on the date assumed, nor is it indicative of future results of operations.

	For the three months ended	For the three months ended
	September 30,	September 30,
	2026	2025
(in thousands)	(Unaudited)	(Unaudited)
Revenues	$116,154	$113,595
Net income	3,673	1,635

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The Company’s consolidated results of operations for the three months ended September 30, 2026 include total revenue of approximately $3.3 million and net income of approximately $0.1 million attributable to businesses acquired during fiscal 2026 and the first quarter of fiscal 2027, based on the consolidated effective tax rate. These results of acquired businesses do not include the effects of acquisition costs in connection with the acquisitions.

Subsequent Acquisition

On November 6, 2026, the Company acquired Florida-based Commercial Laundry Equipment Company for total consideration of $8.5 million in cash. The Company is in the process of determining the respective fair values of the assets acquired and liabilities assumed.

Note (5) – Earnings Per Share: The Company computes earnings per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Shares of the Company’s common stock subject to unvested restricted stock awards and restricted stock units are considered participating securities because they contain a non-forfeitable right to cash dividends (in the case of restricted stock awards) or dividend equivalents (in the case of restricted stock units) paid prior to vesting or forfeiture, if any, irrespective of whether the awards or units ultimately vest. Basic and diluted earnings per share for the three months ended September 30, 2026 and 2025 are computed as follows (in thousands, except per share data):

	For the three months ended
	September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Net income	$3,847	$1,847
Less: distributed and undistributed income allocated to unvested restricted common stock	606	282
Net income allocated to EVI Industries, Inc. shareholders	$3,241	$1,565
Weighted average shares outstanding used in basic earnings per share	12,886	12,768
Dilutive common share equivalents	402	888
Weighted average shares outstanding used in diluted earnings per share	13,288	13,656
Basic earnings per share	$0.25	$0.12
Diluted earnings per share	$0.24	$0.11

During the three months ended September 30, 2026 and 2025, other than 882,558 and 136,610 shares of common stock subject to unvested restricted stock awards or restricted stock units, respectively, there were no potentially dilutive securities outstanding.

Note (6) – Debt: Long-term debt as of September 30, 2026 and June 30, 2026 are as follows (in thousands):

	September 30,	June 30,
	2026	2026
Revolving credit facility	$85,000	$51,000

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

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Borrowings (other than swingline loans) under the Credit Agreement bear interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) the Secured Overnight Financing Rate (“SOFR”) plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of September 30, 2026, the Company had approximately $85.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 5.15%.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At September 30, 2026, the Company was in compliance with its covenants under the Credit Agreement and $47.7 million was available to borrow under the revolving credit facility.

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

Note (7) – Leases:

Company as Lessee

As of September 30, 2026, the Company had 38 facilities, consisting of warehouse facilities, garment care facilities, retail locations, and administrative offices, financed under operating leases with lease term expirations between 2026 and 2031. Operating lease cost consists of monthly rental payments under the terms of the lease agreements recognized on a straight-line basis. Short-term lease costs were not material during the three months ended September 30, 2026 or 2025.

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The following table provides details of the Company’s future minimum lease payments under operating lease liabilities recorded on the Company’s condensed consolidated balance sheet as of September 30, 2026. The table below does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

Total Operating
Lease Obligations
Fiscal years ending June 30,	(in thousands)
2027 (remainder of)	$4,372
2028	5,164
2029	4,377
2030	3,626
2031	2,193
Thereafter	816
Total minimum lease payments	20,548
Less: amounts representing interest	1,974
Present value of minimum lease payments	18,574
Less: current portion	5,120
Long-term portion	$13,454

The table below presents additional information related to the Company’s operating leases (in thousands):

	Three months ended
	September 30,
	2026	2025
Operating lease cost
Operating lease cost (1)	$1,270	$1,133
Variable lease cost (2)	1,476	1,363
Total lease cost	$2,746	$2,496

(1)	Expenses are classified as selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
(2)

Certain of the Company’s subsidiaries lease space at locations where (i) they install laundry equipment and customers pay for the use of equipment and (ii) the leased space is paid for as part of a revenue sharing arrangement. These expenses are classified within cost of sales in the Company’s condensed consolidated statements of operations.

The table below presents lease-related terms and discount rates as of September 30, 2026:

September 30,
2026
Weighted average remaining lease terms
Operating leases (years)	3.97 years
Weighted average discount rate
Operating leases	4.73%

The table below presents supplemental cash flow information related to the Company’s long-term operating lease liabilities for the three months ended September 30, 2026 and 2025 (in thousands):

	Three months ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:	$1,270	$1,133
Operating lease right of use assets obtained in exchange for operating lease liabilities:	$7,347	$2,642

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

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The future minimum lease payments receivable for sales type leases are as follows (in thousands):

	Total Minimum	Amortization	Net Investment
	Lease Payments	of Unearned	in Sales Type
Fiscal years ending June 30,	Receivable	Income	Leases
2027 (remainder of)	$3,995	$2,503	$1,492
2028	4,059	2,548	1,511
2029	3,081	1,758	1,323
2030	2,135	1,128	1,007
2031	1,360	646	714
Thereafter	1,279	545	734
			$6,781	*

* Excludes residual values of $2.5 million.

The total net investments in sales type leases, including stated residual values, as of September 30, 2026 and June 30, 2026 was $9.3 million and $9.4 million, respectively. The current portion of $1.9 million is included in other current assets in the condensed consolidated balance sheets as of September 30, 2026 and June 30, 2026, and the long term portion of $7.4 million and $7.5 million is included in other assets in the condensed consolidated balance sheets as of September 30, 2026 and June 30, 2026, respectively.

Note (8) – Income Taxes: Income taxes are recorded in the Company’s quarterly financial statements based on the Company’s estimated annual effective income tax rate, subject to adjustment for discrete events, should they occur.

The Company’s effective tax rate was 26.2% and 30.2% for the three-month periods ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate is attributable to a decrease in the net impact of permanent book-tax differences resulting from nondeductible compensation.

As of September 30, 2026 and June 30, 2026, the Company had net deferred tax liabilities of approximately $9.0 million and $9.1 million, respectively. Consistent with the guidance of the FASB regarding accounting for income taxes, the Company regularly estimates its ability to recover deferred tax assets and establishes a valuation allowance against deferred tax assets to reduce the balance to amounts expected to be recoverable. This evaluation includes the consideration of several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of September 30, 2026, management believed that it was more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the amount of the Company’s deferred tax assets over the periods during which temporary differences reverse.

The Company follows ASC Topic 740-10-25, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s accounting for income taxes in accordance with this standard did not result in a material adjustment to the Company’s provision for income taxes during the three months ended September 30, 2026 or 2025.

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

As of September 30, 2026, the Company was subject to potential federal and state tax examinations for the tax years including and subsequent to 2022.

Note (9) – Equity Plans and Dividends:

Equity Incentive Plans

In November 2015, the Company’s stockholders approved the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). During December 2020, the Company’s stockholders approved an amendment to the 2015 Plan to increase the number of shares of the Company’s common stock authorized for issuance pursuant to awards granted under the 2015 Plan to 3,000,000 shares. During December 2024, the Company’s stockholders approved an amendment to the 2015 Plan to, among other things, further increase the number of shares of the Company’s common stock authorized for issuance pursuant to awards granted under the 2015 Plan to 3,500,000 shares. Pursuant to the terms of the 2015 Plan, the Company could not issue any additional awards under the 2015 Plan following  November 13, 2025, the tenth anniversary of the effective date of the 2015 Plan.

In December 2025, the Company’s stockholders approved the Company’s 2025 Equity Incentive Plan (the “2025 Plan” and, together with the 2015 Plan, the "Plans"). The terms of the 2025 Plan are substantially similar to the terms of the 2015 Plan, and permit the Company to issue a broad array of awards, including stock awards, restricted stock awards, restricted stock units, stock options, stock appreciation rights, performance awards, and other awards, including cash awards. A total of 3,000,000 shares of the Company's common stock are authorized for issuance pursuant to awards granted under the 2025 Plan.

The fair value of awards granted under the Plans is expensed on a straight-line basis over the vesting period of the awards. Stock compensation expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

During the three months ended September 30, 2026, there were 261,023 restricted stock awards and 20,273 restricted stock units granted under the 2025 Plan. During the three months ended September 30, 2025, there were 182,493 restricted stock awards and 68,790 restricted stock units granted under the 2015 Plan. There were no restricted stock awards forfeited during either of the three months ended September 30, 2026 or 2025. There were 6,133 and 2,419 restricted stock units forfeited during the three months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026 and 2025, non-cash stock compensation expense related to awards granted under the Plans totaled $1.3 million and $1.2 million, respectively.

As of September 30, 2026, the Company had $28.6 million and $11.5 million of total unrecognized compensation expense related to previously granted restricted stock awards and restricted stock units, respectively, which is expected to be recognized over the weighted average period of 10.67 years and 8.80 years, respectively.

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The following is a summary of non-vested restricted stock activity as of, and for the three months ended, September 30, 2026:

	Restricted Stock Awards		Restricted Stock Units
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards or units outstanding at June 30, 2026	1,556,765	$20.85	691,058	$23.79
Granted	261,023	19.73	20,273	19.73
Vested	(82,536)	19.36	(18,807)	19.71
Forfeited	—	—	(6,133)	34.24
Non-vested awards or units outstanding at September 30, 2026	1,735,252	$20.75	686,391	$23.69

Employee Stock Purchase Plan

During 2017, the Company’s stockholders approved the Company’s 2017 Employee Stock Purchase Plan (the “ESPP”). Subject to the terms and conditions thereof, the ESPP allows eligible employees the opportunity to purchase shares of the Company’s common stock at a 5% discount. The ESPP provides for six-month offering periods ending on December 31 and June 30 of each year. No shares of common stock were issued under the ESPP during the three months ended September 30, 2026 or 2025.

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

Share Repurchase Program

On July 28, 2026, the Company's Board of Directors approved a share repurchase program which authorizes the repurchase of up to $10.0 million of the Company's outstanding common stock. Under the share repurchase program, the Company may repurchase shares of its common stock from time to time in management’s discretion through solicited or unsolicited open market transactions, in privately negotiated transactions, or by other means in accordance with applicable federal securities laws, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing, manner, price, and amount of shares which may be repurchased under the program will be at management’s discretion based on market conditions, the trading price of the Company’s common stock, the Company’s financial condition, results of operations and capital requirements, general business conditions, alternative investment opportunities, and other factors deemed relevant by management. The share repurchase program does not obligate the Company to repurchase any specific amount of shares, has no expiration date, and may be modified, suspended or terminated at any time without prior notice at the discretion of the Company’s Board of Directors. There were no repurchases under the program during the three months ended September 30, 2026.

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Note (10) – Transactions with Related Parties: Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021, and the second three-year renewal term, which commenced in October 2024. Base rent for the first renewal term was $19,000 per month. Base rent for the second renewal term is $21,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $63,000 during each of the three months ended September 30, 2026 and 2025.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first renewal term is $40,000 per month. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $120,000 during each of the three months ended September 30, 2026 and 2025. On September 30, 2026, Mr. Zuffinetti's affiliate sold the building that is leased by AAdvantage Laundry Systems.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term was $12,750 per month. Base rent for the third year of the renewal term is $13,000 per month. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $39,000 and $38,000 during the three months ended September 30, 2026 and 2025, respectively.

On September 1, 2026, the Company’s wholly-owned subsidiaries through which the Sudsies' business is operated, Garment Care Services FL, LLC, GCS 112-114 Plant FL, LLC and GCS 12711 Plant FL, LLC, entered into lease agreements under which they lease a total of approximately 15,431 square feet of retail and plant space, at four locations in South Florida from affiliates of Jason Loeb, President of the Company's garment care services division. Each lease has an initial term expiring on December 31, 2031 and provides for two automatic successive three-year renewal terms, unless the Company elects not to renew. Initial base rent under the leases totals approximately $88,800 per month and increases 4% each January 1. Beginning in 2032, the base rent resets every three years to the greater of a 4% increase or fair market rent. In addition to base rent, Sudsies is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under these leases totaled approximately $89,000 during the three months ended September 30, 2026.

Note (11) – Commitments and Contingencies: In the ordinary course of business, certain of the Company’s contracts require the Company to provide performance and payment bonds related to projects in process. These bonds are intended to provide a guarantee to the customer that the Company will perform under the terms of the contract and that the Company will pay subcontractors and vendors. If the Company fails to perform under the contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company is required to reimburse the surety for expenses or outlays it incurs. No such performance bonds were outstanding at September 30, 2026 or June 30, 2026.

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

EVI Industries, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Note (12) – Goodwill: The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at June 30, 2026	$93,934
Goodwill from acquisition (1)	19,646
Balance at September 30, 2026	$113,580

(1) Relates to the acquisition of Sudsies, which was consummated during the three months ended September 30, 2026, as described in Note 4, “Acquisitions.”

Note (13) – Segment Reporting:

Prior to September 1, 2026, the Company had one operating and reporting segment: commercial laundry. As previously described, on September 1, 2026, the Company acquired Sudsies, a well-established operator in the garment care sector and one of South Florida's premier garment care businesses, which marked the Company's entry into the consumer garment care services industry. In connection with the acquisition of Sudsies, the Company established a new division, which is a separate operating and reportable segment, for its consumer garment care services operations and investments. All of the goodwill recognized in connection with the acquisition of Sudsies will be assigned to the new garment care services segment, with the remaining goodwill assigned to the commercial laundry segment.

As a result, the Company now operates through two reportable segments: (i) commercial laundry, which primarily consists of the distribution of commercial and industrial laundry equipment, parts, supplies and related products, as well as equipment installation, maintenance, repair and other related services; and (ii) garment care services, which primarily consists of premium garment care services, including dry cleaning, laundry, garment finishing and related services to residential and commercial customers.

The Company’s Chief Executive Officer is the chief operating decision maker (the “CODM”). The CODM uses segment operating income to assess performance and allocate resources, primarily by comparing each segment’s operating income, including its gross margin, to the Company’s margin targets. Segment operating income represents revenue less cost of sales and selling, general and administrative expenses attributable to each segment, including depreciation and amortization included within those expenses. Segment operating income excludes stock compensation, unallocated corporate expenses, interest expense and income taxes.

The following tables present segment results for the three months ended September 30, 2026 and 2025. Results of the garment care services segment are included beginning on September 1, 2026 and, accordingly, there are no corresponding segment results for the three months ended September 30, 2025. The significant segment expenses presented are those regularly provided to the CODM. Segment revenues less the significant segment expenses presented equal segment operating income. All segment revenues are from external customers; there were no intersegment revenues during the periods presented. Depreciation and amortization are separately disclosed in a supplemental section and are included within cost of sales and selling, general and administrative expenses in the determination of segment operating income; they are not additional deductions. The total segment revenues equal the Company's consolidated revenues for each period presented.

For the three months ended September 30, 2026 (in thousands)	Commercial Laundry	Garment Care Services	Total
Segment revenues	$111,359	$1,589	$112,948
Less: segment cost of sales	73,941	967	74,908
Segment gross profit	37,418	622	38,040
Less: segment selling, general and administrative expenses	26,115	508	26,623
Segment operating income	11,303	114	11,417

For the three months ended September 30, 2026 (in thousands)	Commercial Laundry	Garment Care Services	Total
Segment depreciation and amortization expense	$2,146	$177	$2,323

For the three months ended September 30, 2025 (in thousands)	Commercial Laundry	Garment Care Services	Total
Segment revenues	$108,269	$—	$108,269
Less: segment cost of sales	74,377	—	74,377
Segment gross profit	33,892	—	33,892
Less: segment selling, general and administrative expenses	25,704	—	25,704
Segment operating income	8,188	—	8,188

For the three months ended September 30, 2025 (in thousands)	Commercial Laundry	Garment Care Services	Total
Segment depreciation and amortization expense	$1,918	$—	$1,918

The following table reconciles total reportable segment operating income to consolidated income before income taxes. Unallocated corporate expenses consist primarily of executive, finance, legal, information technology and other corporate support costs that are not allocated to the segments.

	For the three months ended
	September 30,
(in thousands)	2026	2025
Total reportable segment operating income	$11,417	$8,188
Stock compensation	1,334	1,241
Unallocated corporate expenses	3,855	3,385
Operating income	6,228	3,562
Interest expense, net	1,018	916
Income before income taxes	5,210	2,646

The CODM does not regularly review or evaluate assets by reportable segment. Accordingly, segment asset information is not presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain statements in this Report are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “could,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward looking statements. Forward looking statements may relate to, among other things, events, conditions and trends that may affect the future plans, operations, business, strategies, operating results, financial position and prospects of the Company. Forward looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward looking statements. These risks and uncertainties include, among others, those associated with: general economic and business conditions in the United States and other countries where the Company operates or where the Company’s customers or suppliers are located; economic uncertainty, including as it relates to governmental measures such as tariffs, legislation and judicial decisions with respect thereto, and their effect on global trading markets, the availability and pricing of products, credit markets, industry conditions, economic conditions generally or otherwise on the Company and its business, costs and results; industry conditions and trends; credit market volatility; risks related to supply chain delays and disruptions and their impact on the Company’s business and results, including the Company’s ability to deliver products and services to its customers on a timely basis; risks relating to inflation and other price increases (including due to the imposition of tariffs), and their impact on the Company’s business, costs and results (including that, if desired, the Company may not be able to successfully increase the price of its products and services to offset such costs, in whole or in part, and that price increases may result in reduced demand for the Company’s products and services); risks related to labor shortages and increases in the costs of labor, and the impact thereof on the Company, including its ability to deliver products, provide services or otherwise meet customers’ expectations; risks related to interest rate increases, including the impact thereof on the cost of the Company’s indebtedness and the Company’s ability to raise capital if deemed necessary or advisable; risks associated with international relations and international hostilities, including any escalation or worsening thereof, and their impact on economic conditions; the Company’s ability to implement its business and growth strategies and plans, including changes thereto; risks and uncertainties associated with the Company’s “buy-and-build” growth strategy, including, without limitation, that the Company may not be successful in identifying or consummating acquisitions or other strategic transactions, integration risks, risks related to indebtedness incurred by the Company in connection with the financing of acquisitions and other strategic transactions, dilution experienced by the Company’s existing stockholders as a result of the issuance of shares of the Company’s common stock in connection with acquisitions or other strategic transactions (or for other purposes), risks related to the business, operations and prospects of acquired businesses, risks that suppliers of the acquired business may not consent to the transaction or otherwise continue its relationship with the acquired business following the transaction and the impact that the loss of any such supplier may have on the results of the Company and the acquired business, risks that the Company’s goals or expectations with respect to acquisitions and other strategic transactions may not be met, and risks related to the accounting for acquisitions; risks related to the Company’s new consumer garment care services division, including that the Company’s expansion into the consumer garment care services industry may not be successful, operational and other risks related to the consumer garment care services industry, and risks related to the anticipated size of, and opportunity within, the consumer garment care services industry, including its total addressable market, the applicability and success of the Company’s growth strategy in that industry, and that the Company may not realize or benefit from, to the extent anticipated or at all, the expected strategic, competitive, and financial advantages of leveraging the Company’s commercial laundry capabilities, infrastructure, and supply relationships; risks relating to the impact of pricing concessions and other measures which the Company may take from time to time in connection with its expansion efforts and pursuit of market share growth, including that they may not be successful and may adversely impact the Company’s gross margin and other financial results; technology changes; competition, including the Company’s ability to compete effectively and the impact that competition may have on the Company and its results, including the prices which the Company may charge for its products and services and on the Company’s profit margins, and competition for qualified employees; risks relating to the Company’s relationships with its principal suppliers and customers, including the impact of the loss of any such relationship; risks that equipment sales may not result in the ancillary benefits anticipated, including that they may not lead to increases in customers (or a stronger relationship with customers) or higher gross margin sales of parts, accessories, supplies, and technical services related to the equipment, and the risk that the benefit of lower gross margin equipment sales under longer-term contracts will not outweigh the possible short-term impact to gross margin; the risk that the Company’s service operations may not expand; risks related to the Company’s indebtedness; the availability, terms and deployment of debt and equity capital if needed for expansion or otherwise; risks of cybersecurity threats or incidents, including the potential misappropriation or use of assets or confidential information, corruption of data or operational disruptions; environmental risks, including potential liabilities and litigation; changes in, or the failure to comply with, government regulation, including environmental regulations; litigation risks, including the costs of defending litigation and the impact of any adverse ruling; the availability and cost of inventory purchased by the Company, and the risk that inventory management initiatives may not be successful; the relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located, including, in particular, that a weaker U.S. dollar would result in increased costs, which in turn would negatively affect the Company’s operating results; risks relating to the recognition of revenue, including the amount and timing thereof (including potential delays resulting from, among other circumstances, delays in installation (including due to delays in construction or the preparation of the customer’s facilities) or in receiving required supplies) and that orders in the Company’s backlog may not be fulfilled as or when expected; risks related to the adoption of new accounting standards and their impact on the Company’s financial statements and results; risks that the Company’s decentralized operating model, and that product, end-user and geographic diversity, may not result in the benefits anticipated and may change over time; risks related to organic growth initiatives and market share and other growth strategies, including that they may not result in the benefits anticipated; risks that investments, initiatives and expenses, including, without limitation, investments in acquired businesses and modernization initiatives, expenses associated with the Company’s implementation of its enterprise resource planning system and field service platform, and other investments, initiatives and expenses, may not result in the benefits anticipated; the Company’s exposure with respect to its cash balances in depositary accounts in excess of the $250,000 in maximum Federal Deposit Insurance Corporation (“FDIC“) insurance coverage; dividends may not be paid in the future; and other economic, competitive, governmental, technological and other risks and factors discussed herein or in the Company’s other filings with the Securities and Exchange Commission (the “SEC”), including, without limitation, in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2026. Many of these risks and factors are beyond the Company’s control. Further, past performance and perceived trends may not be indicative of future results. The Company cautions that the foregoing factors are not exclusive. The reader should not place undue reliance on any forward looking statement, which speaks only as of the date made. The Company does not undertake to, and specifically disclaims any obligation to, update, revise or supplement any forward looking statement, whether as a result of changes in circumstances, new information, subsequent events or otherwise, except as may be required by law.

Company Overview

EVI Industries, Inc., through its wholly-owned subsidiaries (collectively, the “Company”), operates in the commercial and industrial laundry distribution and service business and, since its acquisition of Sudsies Inc. (“Sudsies”) on September 1, 2026, the consumer garment care services industry.

In the commercial and industrial laundry distribution and service business, the Company, through its wholly-owned subsidiaries, is a value-added distributor, and provides advisory and technical services. Through its vast sales organization, the Company provides its customers with planning, designing, and consulting services related to their commercial laundry operations. The Company sells and/or leases its customers commercial laundry equipment, specializing in washing, drying, finishing, material handling, water heating, power generation, and water reuse applications. In support of the suite of products it offers, the Company sells related parts and accessories. Additionally, through the Company’s robust network of commercial laundry technicians, the Company provides its customers with installation, maintenance, and repair services. The Company’s customers include government, institutional, industrial, commercial and retail customers. Product purchases made by customers range from parts and accessories, to single or multiple units of equipment, to large complex systems. The Company also provides its customers with the services described above.

On September 1, 2026, the Company acquired Sudsies, a well-established operator in the garment care sector and one of South Florida's premier garment care businesses. The Company has established a new division, which is a separate operating and reportable segment, for its consumer garment care services operations and investments. This new segment primarily consists of premium garment care services, including dry cleaning, laundry, garment finishing and related services to residential and commercial customers. The expansion into the consumer garment care services industry marks the Company’s first dedicated expansion beyond the commercial laundry distribution and service industry since the Company began executing its “buy-and-build” growth strategy in 2016. This expansion is based on the Company's belief that consumer garment care, which is a multibillion dollar industry, represents a compelling long-term opportunity. The consumer garment care services industry serves an essential market that has historically displayed steady, recurring demand, and is served by thousands of independent, often family-owned businesses. As consumers place growing value on quality, convenience, and service experience, the Company sees a significant opportunity to build a leading consumer garment care business of national scale.

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

Growth Strategy

In addition to its pursuit of organic growth initiatives, the Company’s growth strategy includes a “buy-and-build” growth strategy. The “buy” component of the strategy includes the consideration and pursuit of acquisitions and other strategic transactions which management believes would complement the Company’s existing business or otherwise offer growth opportunities for, or benefit, the Company. The “build” component of the strategy involves implementing a growth culture at acquired businesses based on the exchange of ideas and business concepts as well as through certain initiatives, which may include investments in additional sales and service personnel, new product lines, enhanced service operations and capabilities, new and improved facilities, and advanced technologies. As previously described, on September 1, 2026, the Company acquired Sudsies, which marked the Company’s entry into the consumer garment care services industry. The financial position, including assets and liabilities, of Sudsies is included in the Company’s consolidated balance sheet as of September 30, 2026, and the results of operations of Sudsies subsequent to the September 1, 2026 closing date of the acquisition are included in the Company’s consolidated financial statements for the three months ended September 30, 2026. See Note 4 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information relating to the Sudsies acquisition.

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

Further, as a value-added distributor and a provider of technical services in the commercial laundry industry, the Company partners with its customers to plan, design, install, and maintain their commercial laundry operations. The nature of the Company’s business not only requires an experienced and well-trained sales organization to procure customer orders, but also requires proper, timely, and cost-effective installation ranging from single units of equipment to complex multimillion dollar laundry systems. Such installations also require coordination and collaboration with the Company’s customers and any third parties they may retain. Consequently, the recognition of revenue may from time to time be impacted by delays in construction and/or the preparation of customer facilities for the installation of purchased commercial laundry equipment and systems. This may result in decreased revenue and profit in a current period but may also provide a source of future revenue and profit through the ultimate fulfillment of the orders.

With respect to the consumer garment care services industry, EVI plans to leverage its deep operating expertise across the laundry industry and its proven record of acquiring and growing laundry businesses, together with Sudsies' brand, expertise, and reputation in consumer garment care, to expand the Sudsies model into new U.S. markets and build a leading consumer garment care business of national scale.

Recent Accounting Pronouncements

Refer to Note 3 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of Recently Issued Accounting Guidance.

Consolidated Results of Operations

Three-Month Period Ended September 30, 2026 Compared to the Three-Month Period Ended September 30, 2025

Revenues

Revenues for the three-month period ended September 30, 2026 increased $4.7 million, or 4% compared to the same period of the prior fiscal year. The increase in revenue was primarily attributable to revenues generated by Sudsies, which was acquired by the Company on September 1, 2026.

Gross Profit

Gross profit for the three-month period ended September 30, 2026 increased $4.1 million, or 12%  compared to the same period of the prior fiscal year. The increase was primarily the result of the increased revenues described above. Additionally, during the three months ended September 30, 2026, the Company recorded a reduction to cost of sales of approximately $500,000 related to refunds of previously paid tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Gross margins increased from 31.3% for the three-month period ended September 30, 2025 to 33.7% for the three-month period ended September 30, 2026 primarily due to the changes in product mix and the receipt of the tariff related refunds described above.

Selling, General and Administrative Expenses

Operating expenses increased $1.5 million, or 5% compared to the same period of the prior fiscal year. The increase was primarily attributable to (a) operating expenses of acquired businesses, including additional operating expenses at the acquired businesses in pursuit of future growth and in connection with the Company’s optimization initiatives, (b) increases in payroll related selling costs, offset in part by a decrease in marketing expenses related to the Company’s participation at the industry’s largest North American exposition during the three-month period ended September 30, 2025, and (c) increases in salary, professional, stock compensation,  depreciation, and amortization expenses.

Interest Expense, Net

Interest expense for the three-month period ended September 30, 2026 was $1.0 million, compared to $0.9 million for same period of the prior fiscal year. The increase in interest expense was primarily attributable to an increase in the average outstanding borrowings.

Income Taxes

The Company’s effective tax rate was 26.2% for the three-month period ended September 30, 2026 compared to 30.2% for the three-month period ended September 30, 2025. The decrease in the effective tax rate is attributable to a decrease in the net impact of permanent book-tax differences resulting from nondeductible compensation.

Net Income

Net income for the three-month period ended September 30, 2026 was $3.8 million, compared to $1.8 million for the same period of the prior fiscal year. The increase in net income was attributable primarily to the increases in revenue and gross margin, in each case as described in further detail above.

Segment Results

Prior to September 1, 2026, the Company had one reporting segment: commercial laundry. As previously described, on September 1, 2026, the Company acquired Sudsies, a well-established operator in the garment care sector and one of South Florida's premier garment care businesses, which marked the Company's entry into the consumer garment care services industry. In connection with the acquisition of Sudsies, the Company established a new division, which is a separate reportable segment, for its consumer garment care services operations and investments. As a result, the Company now operates through two reportable segments: commercial laundry and garment care services.

Commercial Laundry

The commercial laundry segment primarily consists of the distribution of commercial and industrial laundry equipment, parts, supplies and related products, as well as equipment installation, maintenance, repair and other related services. The following summarizes the results of operations of the commercial laundry segment for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Revenues

Revenues for the three-month period ended September 30, 2026 increased modestly (an increase of $3.1 million, or 3%) compared to the same period of the prior fiscal year.

Gross Profit

Gross profit for the three-month period ended September 30, 2026 increased $3.5 million, or 10% compared to the same period of the prior fiscal year. The increase was primarily due to changes in product mix and the impact of tariff related refunds described above.

Selling, General and Administrative Expenses

Operating expenses for the three-month period ended September 30, 2026 increased modestly (an increase of $0.4 million, or 2%) compared to the same period of the prior fiscal year.

Operating Income

Operating income for the three-month period ended September 30, 2026 increased $3.1 million, or 38% compared to the same period of the prior fiscal year. The increase was primarily due to increased gross profit from changes in product mix and the impact of tariff related refunds described above.

Garment Care Services

The garment care services segment primarily consists of premium garment care services, including dry cleaning, laundry, garment finishing and related services to residential and commercial customers. The following summarizes the results of operations of the garment care services segment for the three months ended September 30, 2026. Results of the garment care services segment are included beginning on September 1, 2026, the date on which the Company acquired Sudsies and entered the consumer garment care services industry. There are no corresponding segment results for the three months ended September 30, 2025.

Revenues

Revenues for the three-month period ended September 30, 2026 were $1.6 million.

Gross Profit

Gross profit for the three-month period ended September 30, 2026 was $0.6 million.

Selling, General and Administrative Expenses

Operating expenses for the three-month period ended September 30, 2026 were $0.5 million.

Operating Income

Operating income for the three-month period ended September 30, 2026 was $0.1 million.

Consolidated Financial Condition

The Company’s total assets increased from $304.5  million at June 30, 2026 to $360.5  million at September 30, 2026. The increase in total assets was primarily attributable to an increase in goodwill, intangibles, vehicles, equipment, and operating lease right of use assets as a result of the acquisition of Sudsies on September 1, 2026, as well as an increase in accounts receivable and inventory. The Company’s total liabilities increased from $154.4  million at June 30, 2026 to $205.8 million at September 30, 2026. This increase was primarily the result of an increase in long-term debt, operating lease liabilities, accounts payable, and customer deposits.

Liquidity and Capital Resources

For the three-month period ended September 30, 2026, cash increased by approximately $1.5 million compared to a decrease of approximately $4.2 million during the three-month period ended September 30, 2025. The Company’s primary sources of cash are commercial laundry product sales, commercial laundry and garment care service sales, and borrowings under the Company’s credit facility. The Company’s primary uses of cash are purchases of the products sold by the Company, employee related costs, and the cash consideration paid in connection with business acquisitions.

Working Capital

Working capital remained relatively consistent at $55.4 million at September 30, 2026 compared to $54.9 million at June 30, 2026. The slight increase reflects increases in inventory and accounts receivable, offset by increases in accounts payable, accrued employee expenses, and customer deposits.

Cash Flows

The following table summarizes the Company’s cash flow activity for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Net cash provided (used) by:
Operating activities	$7,801	$1,023
Investing activities	$(39,647)	$(2,401)
Financing activities	$33,335	$(2,816)

The individual items contributing to cash flow changes for the periods presented are detailed in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Quarterly Report on Form 10-Q.

Operating Activities

For the three months ended September 30, 2026, operating activities provided cash of $7.8 million compared to $1.0 million of cash provided by operating activities during the three months ended September 30, 2025. This $6.8 million increase in cash provided by operating activities was primarily attributable to changes in working capital and an increase in net income. The changes in working capital include increases in cash provided by operating activities from changes in accounts payable, accrued expenses, and customer deposits, partially offset by decreases from changes in accounts receivable and inventory.

Investing Activities

For the three months ended September 30, 2026, investing activities used cash of $39.6 million compared to $2.4 million of cash used by investing activities during the three months ended September 30, 2025. This $37.2 million increase in cash used by investing activities was primarily attributable to cash used for the acquisition of Sudsies.

Financing Activities

For the three months ended September 30, 2026, financing activities provided cash of $33.3 million compared to $2.8 million of cash used by financing activities during the three months ended September 30, 2025. This $36.1 million increase in cash provided by financing activities was primarily attributable to an increase in net borrowings to fund the Sudsies acquisition.

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

Borrowings (other than swingline loans) under the Credit Agreement bear interest, at a rate, at the Company’s election at the time of borrowing, equal to (a) the Secured Overnight Financing Rate (“SOFR”) plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of September 30, 2026, the Company had approximately $85.0 million of outstanding borrowings under the Credit Agreement, which accrued interest at a weighted average rate of 5.15%.

The Credit Agreement contains certain covenants, including financial covenants requiring the Company to comply with maximum leverage ratios and minimum interest coverage ratios. The Credit Agreement also contains other provisions which may restrict the Company’s ability to, among other things, dispose of or acquire assets or businesses, incur additional indebtedness, make certain investments and capital expenditures, pay dividends, repurchase shares and enter into transactions with affiliates. At September 30, 2026, the Company was in compliance with its covenants under the Credit Agreement and $47.7 million was available to borrow under the revolving credit facility.

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

Transactions with Related Parties

Certain of the Company’s subsidiaries lease warehouse and office space from one or more of the principals or former principals of those subsidiaries. These leases include the following:

On October 10, 2016, the Company’s wholly-owned subsidiary, Western State Design, entered into a lease agreement pursuant to which it leases 17,600 square feet of warehouse and office space from an affiliate of Dennis Mack, a director and employee of the Company, and Tom Marks, Executive Vice President, Business Development and President of the West Region of the Company. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in October 2021, and the second three-year renewal term, which commenced in October 2024. Base rent for the first renewal term was $19,000 per month. Base rent for the second renewal term is $21,000 per month. In addition to base rent, Western State Design is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $63,000 during each of the three months ended September 30, 2026 and 2025.

On November 1, 2018, the Company’s wholly-owned subsidiary, AAdvantage Laundry Systems, entered into a lease agreement pursuant to which it leases warehouse and office space from an affiliate of Mike Zuffinetti, former Chief Executive Officer of AAdvantage. Pursuant to the lease agreement, on January 1, 2019, the lease expanded to cover additional warehouse space. The lease had an initial term of five years and provides for two successive three-year renewal terms at the option of the Company. The Company exercised its option to renew the lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first renewal term is $40,000 per month. In addition to base rent, AAdvantage is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $120,000 during each of the three months ended September 30, 2026 and 2025. On September 30, 2026, Mr. Zuffinetti's affiliate sold the building that is leased by AAdvantage Laundry Systems.

On November 3, 2020, the Company’s wholly-owned subsidiary, Yankee Equipment Systems, entered into a lease agreement pursuant to which it leases a total of 12,500 square feet of warehouse and office space from an affiliate of Peter Limoncelli, President of Yankee Equipment Systems. The lease had an initial term of three years and provides for three successive three-year renewal terms at the option of the Company. The Company exercised its option to renew this lease for the first three-year renewal term, which commenced in November 2023. Base rent for the first year of the renewal term was $12,500 per month. Base rent for the second year of the renewal term was $12,750 per month. Base rent for the third year of the renewal term is $13,000 per month. In addition to base rent, Yankee Equipment Systems is responsible under the lease for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under this lease totaled approximately $39,000 and $38,000 during the three months ended September 30, 2026 and 2025, respectively.

On September 1, 2026, the Company’s wholly-owned subsidiaries through which the Sudsies' business is operated, Garment Care Services FL, LLC, GCS 112-114 Plant FL, LLC and GCS 12711 Plant FL, LLC, entered into lease agreements under which they lease a total of approximately 15,431 square feet of retail and plant space, at four locations in South Florida from affiliates of Jason Loeb, President of the Company's garment care services division. Each lease has an initial term expiring on December 31, 2031 and provides for two automatic successive three-year renewal terms, unless the Company elects not to renew. Initial base rent under the leases totals approximately $88,800 per month and increases 4% each January 1. Beginning in 2032, the base rent resets every three years to the greater of a 4% increase or fair market rent. In addition to base rent, Sudsies is responsible under the leases for costs related to real estate taxes, utilities, maintenance, repairs and insurance. Payments under these leases totaled approximately $89,000 during the three months ended September 30, 2026.

Critical Accounting Estimates

In connection with the preparation of its financial statements, the Company makes estimates and assumptions, including those that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenues and expenses during the reported periods. Estimates and assumptions made may not prove to be correct, and actual results may differ from the estimates. The accounting policies that the Company has identified as critical to its business operations and to an understanding of the Company’s financial statements remain unchanged from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s indebtedness subjects the Company to interest rate risk. Interest rates are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of any changes in such policies, including the imposition of tariffs, or general economic conditions and the effect they may have on the Company are unpredictable. The Company’s indebtedness may also have other important impacts on the Company, including that the Company is required to utilize cash flow to service its debt, indebtedness may make the Company more vulnerable to economic downturns, and the Company’s indebtedness subjects the Company to covenants and may place restrictions on its operations and activities, including its ability to pay dividends and take certain other actions. As of September 30, 2026, interest on borrowings under the Company’s Credit Agreement accrued at a rate, at the Company’s election at the time of borrowing, equal to (a) SOFR plus 0.11% to 0.43%, plus an additional adjustment margin that ranges between 1.25% and 1.75% depending on the Company’s consolidated leverage ratio, which is a ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Consolidated Leverage Ratio”) or (b) the highest of (i) prime, (ii) the federal funds rate plus 50 basis points, and (iii) SOFR plus 100 basis points (such highest rate, the “Base Rate”), plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. Swingline loans generally bear interest at the Base Rate plus a margin that ranges between 0.25% and 0.75% depending on the Consolidated Leverage Ratio. As of September 30, 2026, the Company had approximately $85.0 million of outstanding borrowings under the Credit Agreement with a weighted average interest rate of 5.15%. Based on the amount outstanding at September 30, 2026, a hypothetical 1% increase in daily interest rates would increase the Company’s annual interest expense by approximately $850,000.

All of the Company’s foreign sales require the customer to make payment in United States dollars. The Company also purchases products from a number of foreign suppliers. The Company’s purchases from foreign suppliers and sales to foreign buyers may be affected by the strength of the United States dollar relative to the currencies of the countries where its customers and suppliers are located. Particularly, a weaker U.S. dollar would result in increased costs, which in turn would negatively affect the Company’s operating results. The Company has, at times in the past, paid certain suppliers in Euros. The Company had no foreign exchange contracts outstanding at September 30, 2026 or June 30, 2026. Foreign sales and purchases may also be impacted by governmental measures, including trade policies, barriers and tariffs.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may become involved in, or subject to, legal and regulatory claims, proceedings, demands or actions arising in the ordinary course of business. There have been no material changes with respect to such matters from the disclosure included in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 1A.	Risk Factors

The Company’s business is subject to a number of risk factors, including those described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, which should be considered together with the information contained in this Report (including in the “Forward Looking Statements” section hereof) and the Company’s other filings with the SEC.

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

Upon request by a recipient of awards granted under the Company's equity incentive plans, the Company may issue shares upon the vesting of restricted stock awards or restricted stock units, or the grant of stock awards, net of the statutory tax withholding requirements that the Company pays on behalf of its employees. For financial statement purposes, the shares withheld are treated as being repurchased by the Company and are reflected as repurchases in the Company’s condensed consolidated statements of cash flows and shareholders’ equity as they reduce the number of shares that would have been issued. Such deemed repurchases are not repurchases under the Company's share repurchase program.

The following table provides information concerning shares of the Company’s common stock repurchased during the quarter ended September 30, 2026:

				Maximum Number
				(or Approximate
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
	Total Number	Average	a Part of Publicly	That May Yet Be
	of Shares	Price Per	Announced	Purchased
Period	Purchased	Share	Programs	Under the Program
July 1 – July 31, 2026	—	$—	—	$10,000,000
August 1 – August 31, 2026	—	—	—	10,000,000
September 1 – September 30, 2026	38,065 (1)	17.45	—	10,000,000
Total	38,065 (1)	$17.45	—	$10,000,000

(1) Relates to shares treated as repurchased upon the vesting of restricted stock awards or restricted stock units net of statutory tax withholding requirements as described and set forth above.

Item 5.	Other Information.

During the quarter ended September 30, 2026, none of the Company’s directors or Section 16 officers adopted or terminated a Rule 10b5-1 trading plan or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit
Number	Description

10.01	Asset Purchase Agreement dated as of July 17, 2026, by and among EVI Industries, Inc., Garment Care Services FL, LLC, the Jason Loeb Family Trust UAD December 7, 2005 as amended, the Jorge Baboun and Michelle Zambelli Baboun Inter Vivos Declaration of Trust Created March 13, 2023, Jason Loeb, Jorge Baboun and JLOJB, Inc. f/k/a Sudsies, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2026)

10.02	Asset Purchase Agreement dated as of July 17, 2026, by and among EVI Industries, Inc., GCS 12711 Plant FL, LLC, the Jason Loeb Family Trust UAD December 7, 2005 as amended, the Jorge Baboun and Michelle Zambelli Baboun Inter Vivos Declaration of Trust Created March 13, 2023, Jason Loeb, Jorge Baboun and JLOJB, Inc. f/k/a Sudsies, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2026)

10.03	Asset Purchase Agreement dated as of July 17, 2026, by and among EVI Industries, Inc., Garment Care Services FL, LLC, Sudsies Goldberg Holdings, LLC, JLOJB Management, LLC, F/K/A Sudsies Management, LLC, the Jason Loeb Family Trust UAD December 7, 2005 as amended, the Jorge Baboun and Michelle Zambelli Baboun Inter Vivos Declaration of Trust Created March 13, 2023, Jason Loeb, Jorge Baboun, Luis Moreno, Sudsies Operations North, LLC f/k/a Sudsies Boca LLC and Davie Dry Cleaners, LLC (Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2026)

10.04	Asset Purchase Agreement dated as of July 17, 2026, by and among EVI Industries, Inc., GCS 112-114 Plant FL, LLC, Sudsies Goldberg Holdings, LLC, JLOJB Management, LLC, F/K/A Sudsies Management, LLC, the Jason Loeb Family Trust UAD December 7, 2005 as amended, the Jorge Baboun and Michelle Zambelli Baboun Inter Vivos Declaration of Trust Created March 13, 2023, Jason Loeb, Jorge Baboun, Luis Moreno and Davie Dry Cleaners, LLC (Incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2026)

10.05	Asset Purchase Agreement dated as of July 17, 2026, by and among EVI Industries, Inc., Garment Care Services FL, LLC, JLOJB On-Site, LLC F/K/A Sudsies On-Site, LLC, the Jason Loeb Family Trust UAD December 7, 2005 as amended, the Jorge Baboun and Michelle Zambelli Baboun Inter Vivos Declaration of Trust Created March 13, 2023, Jason Loeb, Jorge Baboun and Shmuel Rudski (Incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2026)

10.06	Agreement for the Purchase of Personal Goodwill, dated as of July 17, 2026, by and among EVI Industries, Inc., Garment Care Services FL, LLC and Jason Loeb (Incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2026)

10.07	Amendment dated as of August 31, 2026, by and among EVI Industries, Inc., and Garment Care Services, FL, LLC, the Jason Loeb Family Trust UAD December 7, 2005 as amended, the Jorge Baboun and Michelle Zambelli Baboun Inter Vivos Declaration of Trust Created March 13, 2023, Jason Loeb, Jorge Baboun, Shmuel Rudski and JLOJB On-Site, LLC f/k/a Sudsies On-Site, LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2026)

10.08	Amendment dated as of August 31, 2026, by and among EVI Industries, Inc., Garment Care Services, FL, LLC and Jason Loeb (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2026)

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.01	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Indicates that the document is furnished, not filed, with this Quarterly Report on Form 10-Q. All other exhibits not so indicated are filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2026		EVI Industries, Inc.

	By:	/s/ Robert H. Lazar
Robert H. Lazar
Chief Financial Officer